Form 10-Q
period 1996-05-04
WET SEAL INC
filed 1996-06-18
CIK 863456

                              THE UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      ----  THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MAY 4, 1996

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      ----  THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-18632

                             THE WET SEAL, INC.
         (Exact name of registrant as specified in its charter)


       DELAWARE                           33-0415940
(State of Incorporation)     (I.R.S. Employer Identification No.)


             64 FAIRBANKS
          IRVINE, CALIFORNIA                     92718
(Address of principal executive offices)       (Zip code)


                             (714) 583-9029
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---

The number of shares outstanding of the registrant's Class A
Common stock and Class B Common stock, par value $.10 per share, at May 31, 1996 were 10,353,566 and 3,157,665, respectively. There were no shares of Preferred stock, par value $.01 per share, outstanding at May 31, 1996.

                              THE WET SEAL, INC.
                                  FORM 10-Q

                                    INDEX




PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of May 4, 1996 (unaudited) and
          February 3, 1996...................................................3-4

          Consolidated Statements of Income (unaudited) for the 13
          weeks ended May 4, 1996 and April 29, 1995...........................5

          Consolidated Statements of Cash Flows (unaudited) for the 13 weeks ended May 4, 1996 and April 29, 1995...........................6

          Notes to Consolidated Financial Statements.........................7-9


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................10-14


PART II.  OTHER INFORMATION...................................................15

          SIGNATURE PAGE......................................................16

                          THE WET SEAL, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                                  May 4,     February 3,
                                                                    1996            1996
                                                             -----------     -----------
  ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                                $56,370,000     $57,153,000
    Other receivables                                             81,000         523,000
    Merchandise inventories                                   24,672,000      16,241,000
    Prepaid expenses                                           5,473,000         428,000
    Deferred tax charges                                       1,100,000       1,100,000
                                                             -----------      ----------
      Total current assets                                    87,696,000      75,445,000
                                                             -----------      ----------

  EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
    Leasehold improvements                                    55,583,000      55,438,000
    Furniture, fixtures and equipment                         21,798,000      21,606,000
    Leasehold rights                                           4,012,000       2,009,000
    Construction in progress                                       --              9,000
                                                             -----------      ----------
                                                              81,393,000      79,062,000
    Less accumulated depreciation                            (44,159,000)    (41,015,000)
                                                             -----------      ----------
      Net equipment and leasehold improvements                37,234,000      38,047,000
                                                             -----------      ----------

  OTHER ASSETS:
    Deferred tax charges and other assets                      3,439,000       3,461,000
    Goodwill, net of accumulated amortization of
      $532,000 and $521,000 as of May 4, 1996
      and February 3, 1996, respectively                         600,000         611,000
                                                             -----------      ----------
       Total other assets                                      4,039,000       4,072,000
                                                             -----------      ----------
                                                            $128,969,000    $117,564,000
                                                             -----------      ----------
                                                             -----------      ----------

                          THE WET SEAL, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                                  May 4,     February 3,
                                                                    1996            1996
                                                             -----------     -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                                         $34,351,000     $19,491,000
    Accrued liabilities                                       21,863,000      22,813,000
    Income taxes payable                                         389,000       3,354,000
    Current portion of long-term debt                          3,736,000       3,736,000
                                                             -----------     -----------
      Total current liabilities                               60,339,000      49,394,000
                                                             -----------     -----------

  LONG-TERM LIABILITIES:
    Long-term debt                                             4,764,000       5,264,000
    Deferred rent                                              5,382,000       5,171,000
                                                             -----------     -----------
      Total long-term liabilities                             10,146,000      10,435,000
                                                             -----------     -----------
      Total liabilities                                       70,485,000      59,829,000
                                                             -----------     -----------


  STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, authorized
      2,000,000 shares; none issued and outstanding                 --              --
    Common Stock, Class A, $.10 par value,
      authorized 20,000,000 shares;
      6,694,566 and 5,687,066 shares issued and
      outstanding at May 4, 1996 and February 3,
      1996, respectively                                         669,000         568,000
    Common Stock, Class B Convertible, $.10 par value,
      authorized 10,000,000 shares;
      5,807,665 and 6,807,665 shares issued and
      outstanding at May 4, 1996 and February 3,
      1996, respectively                                         581,000         681,000
    Paid-in capital                                           38,594,000      38,568,000
    Retained earnings                                         18,640,000      17,918,000
                                                             -----------     -----------
      Total Stockholders' Equity                              58,484,000      57,735,000
                                                             -----------     -----------
                                                            $128,969,000    $117,564,000
                                                             -----------     -----------
                                                             -----------     -----------


                          THE WET SEAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                                    13 Weeks Ended
                                                             -----------     -----------
                                                                  May 4,       April 29,
                                                                    1996            1995
                                                             -----------     -----------
  SALES                                                      $80,575,000     $29,974,000

  COST OF SALES, (including buying, distribution
      and occupancy costs)                                    61,537,000      24,197,000
                                                             -----------     -----------
  GROSS MARGIN                                                19,038,000       5,777,000

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                 18,264,000       7,140,000

  INTEREST INCOME, NET                                          (477,000)       (333,000)
                                                             -----------     -----------
  NET OPERATING EXPENSES                                      17,787,000       6,807,000
                                                             -----------     -----------
  INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES    1,251,000      (1,030,000)

  PROVISION (BENEFIT) FOR INCOME TAXES                           529,000        (359,000)
                                                             -----------     -----------

  NET INCOME (LOSS)                                             $722,000       ($671,000)
                                                             -----------     -----------
                                                             -----------     -----------

  NET INCOME (LOSS) PER COMMON SHARE                               $0.06          ($0.05)
                                                             -----------     -----------
                                                             -----------     -----------

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  12,497,842      12,236,602
                                                             -----------     -----------
                                                             -----------     -----------


                       THE WET SEAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    13 Weeks Ended
                                                             -----------     -----------
                                                                  May 4,       April 29,
                                                                    1996            1995
                                                             -----------     -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $722,000       ($671,000)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                        3,178,000       1,870,000
          Loss on disposal of equipment and leasehold
            improvements                                           2,000            --
          Changes in operating assets and liabilities:
            (Increase) decrease in:
            Other receivables                                    442,000        (536,000)
            Tax refund receivable                                   --          (393,000)
            Merchandise inventories                           (8,431,000)     (1,523,000)
            Prepaid expenses                                  (5,045,000)       (360,000)
            Other assets                                          22,000         (47,000)
            (Decrease) increase in:
            Accounts payable and accrued liabilities          13,910,000       2,306,000
            Income taxes payable                              (2,965,000)       (237,000)
            Deferred rent                                        211,000          92,000
                                                             -----------     -----------
              Total adjustments                                1,324,000       1,172,000
                                                             -----------     -----------
     Net cash provided by operating activities                 2,046,000         501,000
                                                             -----------     -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in equipment and leasehold improvements       (2,356,000)       (129,000)
                                                             -----------     -----------
     Net cash used in investing activities                    (2,356,000)       (129,000)
                                                             -----------     -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                       (500,000)           --
     Proceeds from issuance of stock                              27,000            --
                                                             -----------     -----------
     Net cash used in financing activities                      (473,000)           --
                                                             -----------     -----------

  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (783,000)        372,000

  CASH AND CASH EQUIVALENTS, beginning of period              57,153,000      25,369,000
                                                             -----------     -----------
  CASH AND CASH EQUIVALENTS, end of period                   $56,370,000     $25,741,000
                                                             -----------     -----------
                                                             -----------     -----------


  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (refunded) during the period for:
          Interest                                              $172,000              $0
          Income taxes, net                                    3,494,000         271,000




                              THE WET SEAL, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

     The information set forth in these consolidated financial statements is unaudited except for the February 3, 1996 Balance Sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying consolidated financial statements consolidate the accounts of Contempo Casuals, Inc. ("Contempo") which was acquired on July 1, 1995. All significant intercompany transactions have been eliminated.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 4, 1996 are not necessarily indicative of the results that may be expected for the year ending February 1, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report for the year ended February 3, 1996.

     Certain reclassifications have been made to conform the April 29, 1995 financial statements to the May 4, 1996 financial statements.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" which became effective for the Company beginning February 4, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

NOTE 3 - LOAN PAYABLE TO BANK AND LINES OF CREDIT:

     In June 1995, the Company obtained three new credit facilities with a bank which consisted of two revolving lines of credit for an aggregate of $30,000,000 and one term loan for $10,000,000. The borrowings under the two revolving credit lines bear interest at the bank's prime rate or, at the Company's option, the London Interbank Offered Rate (LIBOR) plus 1.75% for the $10,000,000 Wet Seal credit facility and plus 2.00% for the $20,000,000 Contempo credit facility. The Wet Seal facility is guaranteed by Contempo. The Contempo facility is guaranteed by Wet Seal and is also secured by the stock of Contempo. As of May 31, 1996 there were no borrowings against either of the lines.

     The Company's five year amortizing term loan in the amount of $10,000,000 is repayable in twenty equal quarterly installments of $500,000 which commenced October 31, 1995 and is subject to mandatory prepayment requirements as defined in the agreement. The borrowing bears interest at the bank's prime rate plus .25% or, at the Company's option, LIBOR plus 2.25%. The term loan is guaranteed by Contempo. All of the above facilities are subject to certain financial covenants and conditions with which the Company was in compliance as of May 4, 1996.

NOTE 4 - EARNINGS PER COMMON SHARE:

     Earnings per common share are based on the weighted average number of shares outstanding during the periods. The effect of Common Stock equivalents was not significant.

NOTE 5 - FEDERAL AND STATE INCOME TAX:

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 30, 1993. The combined federal and state income taxes were calculated using estimated effective annual statutory tax rates.

NOTE 6 - SUBSEQUENT EVENT:

     On May 24, 1996 the Company completed its previously announced public offering of 3,565,000 shares of its Class A Common Stock, of which 765,000 shares were sold by the Company and 2,800,000 were sold by Selling Stockholders. The shares were sold to the public at an initial offering price of $20 per share. The net proceeds to the Company from the sale of the 765,000 shares are estimated to be $14,368,000. The proceeds are being used for general corporate purposes, which may include repayment of certain indebtedness, remodeling and opening of stores and upgrading of the Company's point-of-sale system.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     On July 1, 1995, the Company acquired Contempo Casuals. The transaction was accounted for under the purchase method. The acquisition increased the number of stores the Company operates by 237 stores. As of May 4, 1996 the Company operated 362 stores as compared to 133 stores as of April 29, 1995, the end of the first quarter of fiscal 1995.

     Acquiring Contempo Casuals enabled the Company to significantly reduce fixed expenses as a percentage of sales through the consolidation and integration of the two companies' management teams, corporate offices and distribution centers. This process was substantially completed at the time of the acquisition.

     The following discussion and analysis of financial condition and results of operations include a comparison of the results of operations for the first quarter of fiscal 1996, which contained the full quarter results of both the Wet Seal stores and the Contempo Casuals stores, to the first quarter of fiscal 1995, which contained only the full period results of the Wet Seal stores due to the fact that the Contempo Casuals acquisition occurred on July 1, 1995. Therefore, the results of operations for the first quarter of fiscal 1996 are not directly comparable to the first quarter of fiscal 1995.

     Comparable store sales are defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year. In the first quarter of fiscal 1996, comparable store sales included sales results of Contempo Casuals stores as compared to sales results of Contempo Casuals stores in the corresponding period in the prior year during which time Contempo Casuals was under different ownership.

     Management's discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

THE 13 WEEKS ENDED MAY 4, 1996 COMPARED TO THE 13 WEEKS ENDED APRIL 29, 1995.

     Sales in the 13 weeks ended May 4, 1996 (first quarter of fiscal 1996) were $80,575,000 compared to sales in the 13 weeks ended April 29, 1995 (first quarter of fiscal 1995) of $29,974,000, an increase of $50,601,000 or 168.8%. The dollar

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

increase in sales in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 was primarily due to the acquisition of Contempo Casuals. The increase in sales is also due, to a significantly lesser extent, to the 4.3% increase in comparable store sales for the combined Wet Seal and Contempo chains as well as due to a shift in the fiscal calendar. The first quarter of fiscal 1996 begins and ends one week later than the first quarter of fiscal 1995 and this shift results in a 'net' stronger 13 weeks of sales in the first quarter of fiscal 1996 as compared to the 13 weeks of sales in the first quarter of fiscal 1995.

     Cost of sales, including buying, distribution and occupancy costs, was $61,537,000 in the first quarter of fiscal 1996 compared to $24,197,000 in the first quarter of fiscal 1995, an increase of $37,340,000 or 154.3%. The dollar increase in cost of sales was due to the increase in the number of stores as a result of the acquisition of Contempo Casuals. As a percentage of sales, cost of sales decreased from 80.7% in the first quarter of fiscal 1995 to 76.4% in the first quarter of fiscal 1996, a decrease of 4.3%. Of the 4.3% decrease in cost of sales as a percentage of sales, 2.7% related to a decrease in occupancy costs and 0.8% related to a decrease in the cost of merchandise. The decrease in occupancy costs was associated primarily with a decrease in depreciation resulting from the lower net book value per store of the depreciable assets of Contempo Casuals, as compared to Wet Seal. The decrease of 0.8% in merchandise cost was due to an increase in the initial markup rates. The remaining decrease of 0.8% was due to deceases in buying and distribution center expenses which were primarily the result of the economies of scale associated with the acquisition of the Contempo Casuals stores.

     Selling, general and administrative expenses were $18,264,000 in the first quarter of fiscal 1996 compared to $7,140,000 in the first quarter of fiscal 1995, an increase of $11,124,000 or 155.8%. The dollar increase in selling, general and administrative expenses was primarily due to the acquisition of Contempo Casuals which served to substantially increase the number of stores. As a percentage of sales, selling, general and administrative expenses decreased from 23.8% in the first quarter of fiscal 1995 to 22.7% in the first quarter of fiscal 1996, a decrease of 1.1%. The decrease as a percentage of sales was related to the economies of scale the Company achieved as a result of this acquisition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     Interest income, net, was $477,000 in the first quarter of fiscal 1996 compared to $333,000 in the first quarter of fiscal 1995, an increase of $144,000. This increase was due primarily to an increase in the average cash balance invested. This was offset by interest expense in the first quarter of fiscal 1996 related to the loan payable.

     Income tax provision (benefit) was $529,000 in the first quarter of fiscal 1996 compared to $(359,000) in the first quarter of fiscal 1995.

     Net income was $722,000 in the first quarter of fiscal 1996 compared to a net loss of $671,000 in the first quarter of fiscal 1995. As a percentage of sales, net income was 0.9% in the first quarter of fiscal 1996 compared to a net loss of 2.2% in the first quarter of fiscal 1995. The Company's return to profitability, which began in the second half of fiscal 1995, was directly related to the acquisition of Contempo Casuals. With this acquisition, the Company achieved significant economies of scale in areas such as buying, distribution and general and administrative costs. At the same time, the acquisition enabled the Company to reduce its average depreciation cost per store due, in part, to the favorable acquisition price.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at May 4, 1996 was $27,357,000 compared to $26,051,000 at February 3, 1996, an increase of $1,306,000. The Company's primary source of working capital has historically been cash flows from operating activities. Net cash flows provided by operating activities for the 13 weeks ended May 4, 1996 was $2,046,000 compared to $501,000 for the 13 weeks ended April 29, 1995. Inventory increased $8,431,000 at May 4, 1996 compared to the fiscal year end due to the seasonal nature of the business; inventory levels are typically at a low point at year end. The Accounts payable increase of $13,910,000 more than offset this increase in inventory due to the terms of the payments in relation to the receipt of the inventory.

     In the first quarter of fiscal 1996, the Company invested $2,356,000 in equipment, leasehold improvements and leasehold rights. These expenditures related primarily to the purchase of leasehold rights for four stores that the Company will open in the second and third quarter of this fiscal year. The Company currently estimates that the capital expenditures for

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

the remainder of fiscal 1996 will be $10,000,000. These planned expenditures relate primarily to store remodels and a new point-of-sale system.

     The Company has entered into lines of credit with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $30,000,000 (the "Revolving Credit Facilities"), and a five year amortizing term loan with Bank of America in the amount of $10,000,000 (the "Term Loan"). Although the Revolving Credit Facilities expire on July 1, 1996, the Company intends to renew such facilities on substantially the same terms. In connection with the Contempo Casuals acquisition, the Company entered into the Term Loan to satisfy certain net worth requirements related to the assignment of leases. As of May 31, 1996, there were no borrowings under the Revolving Credit Facilities, and the Company was in compliance with all terms and covenants of such agreements. The Company invests its excess funds primarily in a short-term investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes the Company's working capital and cash flows from operating activities, together with the net proceeds from the sale by the company of 765,000 shares of Class A Common Stock in the public offering on May 24, 1996, will be sufficient to meet the Company's operating and capital requirements in the foreseeable future.

SEASONALITY AND QUARTERLY OPERATING RESULTS

     The Company's business is seasonal by nature with the Christmas season (beginning the week of Thanksgiving and ending the first Saturday after Christmas) and the back-to-school season (beginning the last week of July and ending the first week of September) historically accounting for the largest percentage of sales volume. In the Company's three fiscal years ended February 3, 1996, the Christmas and back-to-school seasons accounted for an average of approximately 32% of the Company's annual sales, after adjusting for sales increases related to new stores. The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

     Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the sufficiency of the Company's working capital and cash flows from operating activities, a decline in demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers.

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

The Company is not party to any material legal proceedings, other than ordinary routine litigation incidental to the Company's business.

ITEM 2 - CHANGES IN SECURITIES. Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES. Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not Applicable.


ITEM 5 - OTHER INFORMATION. Not Applicable

ITEM 6(a) - EXHIBITS. Not Applicable

ITEM 6(b) - REPORTS ON FORM 8-K. Not Applicable

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   The Wet Seal, Inc.
                                                    (Registrant)


Date: June 16, 1996                           /S/KATHY BRONSTEIN
     -----------------------                     ------------------------------
                                                 Kathy Bronstein
                                                 Vice Chairman and Chief
                                                 Executive Officer (Principal
                                                 Executive Officer)


Date: June 16, 1996                           /S/EDMOND THOMAS
     -----------------------                     ------------------------------
                                                 Edmond Thomas
                                                 President and
                                                 Chief Operating Officer

Date: June 16, 1996                           /S/ANN CADIER KIM
     -----------------------                     ------------------------------
                                                 Ann Cadier Kim
                                                 Vice President of Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)