Form 10-Q
period 1996-08-03
WET SEAL INC
filed 1996-09-17
CIK 863456

                                THE UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     -----             THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1996

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     -----             THE SECURITIES EXCHANGE ACT OF 1934

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


                                 (714) 583-9029
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      YES X   NO
                                                  ---    ---

     The number of shares outstanding of the registrant's Class A Common stock and Class B Common stock, par value $.10 per share, at September 12, 1996 were 10,571,566 and 2,957,665, respectively. There were no shares of Preferred stock, par value $.01 per share, outstanding at September 12, 1996.


                                     1 of 18

                               THE WET SEAL, INC.
                                    FORM 10-Q

                                      INDEX




PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of August 3, 1996 (unaudited)
          and February 3, 1996 . . . . . . . . . . . . . . . . . . . . . .   3-4

          Consolidated Statements of Income (unaudited) for the 13
          and 26 weeks ended August 3, 1996 and July 29, 1995. . . . . . .     5

          Consolidated Statements of Cash Flows (unaudited) for
          the 26 weeks ended August 3, 1996 and July 29, 1995. . . . . . .     6

          Notes to Consolidated Financial Statements . . . . . . . . . . .   7-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . .  9-15


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 16-17

          SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . .    18



                                     2 of 18

                        THE WET SEAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             AUGUST 3,         FEBRUARY 3,
                                                                  1996                1996
                                                          ------------        ------------
  ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                              $77,889,000         $57,153,000
    Other receivables                                          868,000             523,000
    Merchandise inventories                                 29,202,000          16,241,000
    Prepaid expenses                                         5,402,000             428,000
    Deferred tax charges                                     1,100,000           1,100,000
                                                          ------------        ------------
      Total current assets                                 114,461,000          75,445,000
                                                          ------------        ------------

  EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
    Leasehold improvements                                  55,238,000          55,438,000
    Furniture, fixtures and equipment                       21,713,000          21,606,000
    Leasehold rights                                         4,011,000           2,009,000
    Construction in progress                                     2,000               9,000
                                                          ------------        ------------
                                                            80,964,000          79,062,000
    Less accumulated depreciation                          (47,187,000)        (41,015,000)
                                                          ------------        ------------
      Net equipment and leasehold improvements              33,777,000          38,047,000
                                                          ------------        ------------

  OTHER ASSETS:
    Deferred tax charges and other assets                    3,441,000           3,461,000
    Goodwill, net of accumulated amortization of
    $543,000 and $521,000 as of August 3, 1996
      and February 3, 1996, respectively                       589,000             611,000
                                                          ------------        ------------
       Total other assets                                    4,030,000           4,072,000
                                                          ------------        ------------
                                                          $152,268,000        $117,564,000
                                                          ------------        ------------
                                                          ------------        ------------


                                     3 of 18

                        THE WET SEAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             AUGUST 3,         FEBRUARY 3,
                                                                  1996                1996
                                                          ------------        ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                                       $37,236,000         $19,491,000
    Accrued liabilities                                     25,145,000          22,813,000
    Income taxes payable                                       108,000           3,354,000
    Current portion of long-term debt                        2,000,000           3,736,000
                                                          ------------        ------------
      Total current liabilities                             64,489,000          49,394,000
                                                          ------------        ------------

  LONG-TERM LIABILITIES:
    Long-term debt                                           4,264,000           5,264,000
    Deferred rent                                            5,628,000           5,171,000
                                                          ------------        ------------
      Total long-term liabilities                            9,892,000          10,435,000
                                                          ------------        ------------
      Total liabilities                                     74,381,000          59,829,000
                                                          ------------        ------------


  STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, authorized
      2,000,000 shares; none issued and outstanding                  -                   -
    Common Stock, Class A, $.10 par value,
      authorized 20,000,000 shares;
      10,358,566 and 5,687,066 shares issued and
      outstanding at August 3, 1996 and February 3,
      1996, respectively                                     1,036,000             568,000
    Common Stock, Class B Convertible, $.10 par value,
      authorized 10,000,000 shares;
      3,157,665 and 6,807,665 shares issued and
      outstanding at August 3, 1996 and February 3,
      1996, respectively                                       316,000             681,000
    Paid-in capital                                         54,580,000          38,568,000
    Retained earnings                                       21,955,000          17,918,000
                                                           ------------        ------------
     Total Stockholders' Equity                             77,887,000          57,735,000
                                                          ------------        ------------
                                                          $152,268,000        $117,564,000
                                                          ------------        ------------
                                                          ------------        ------------


                                     4 of 18

                        THE WET SEAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     13 WEEKS ENDED                         26 WEEKS ENDED
                                                           -------------------------------         -------------------------------
                                                             AUGUST 3,            JULY 29,           AUGUST 3,            JULY 29,
                                                                  1996                1995                1996                1995
                                                           -----------         -----------        ------------         -----------
SALES
                                                           $94,356,000         $45,169,000        $174,931,000         $75,143,000
  COST OF SALES, (including buying, distribution
      and occupancy costs)                                  69,570,000          35,939,000         131,107,000          60,136,000
                                                           -----------         -----------        ------------         -----------
                                                           -----------         -----------        ------------         -----------
  GROSS MARGIN                                              24,786,000           9,230,000          43,824,000          15,007,000
                                                           -----------         -----------        ------------         -----------
                                                           -----------         -----------        ------------         -----------

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE               19,695,000          10,647,000          37,959,000          17,787,000
                                                           -----------         -----------        ------------         -----------
                                                           -----------         -----------        ------------         -----------

  INTEREST INCOME, NET                                        (605,000)           (237,000)         (1,082,000)           (570,000)
                                                           -----------         -----------        ------------         -----------
                                                           -----------         -----------        ------------         -----------

  NET OPERATING EXPENSES                                    19,090,000          10,410,000          36,877,000          17,217,000
                                                           -----------         -----------        ------------         -----------
                                                           -----------         -----------        ------------         -----------
  INCOME (LOSS) BEFORE PROVISION (BENEFIT)
    FOR INCOME TAXES                                         5,696,000          (1,180,000)          6,947,000          (2,210,000)
                                                           -----------         -----------        ------------         -----------
                                                           -----------         -----------        ------------         -----------

  PROVISION (BENEFIT) FOR INCOME TAXES                       2,381,000            (447,000)          2,910,000            (806,000)
                                                           -----------         -----------        ------------         -----------
                                                           -----------         -----------        ------------         -----------

  NET INCOME (LOSS)                                         $3,315,000           ($733,000)         $4,037,000         ($1,404,000)
                                                           -----------         -----------        ------------         -----------
                                                           -----------         -----------        ------------         -----------

  NET INCOME (LOSS) PER COMMON SHARE                             $0.25              ($0.06)              $0.31              ($0.11)
                                                           -----------         -----------        ------------         -----------
                                                           -----------         -----------        ------------         -----------

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                13,318,385          12,315,979          12,908,138          12,276,390
                                                           -----------         -----------        ------------         -----------
                                                           -----------         -----------        ------------         -----------
  WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING                    13,528,612          12,315,979          13,194,191          12,276,390
                                                           -----------         -----------        ------------         -----------
                                                           -----------         -----------        ------------         -----------


                                     5 of 18

                        THE WET SEAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         26 WEEKS ENDED
                                                                               -------------------------------
                                                                                 AUGUST 3,            JULY 29,
                                                                                      1996                1995
                                                                               -----------         -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $4,037,000         ($1,404,000)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                          6,236,000           4,247,000
          Loss on disposal of equipment and leasehold improvements                   2,000              11,000
          Changes in operating assets and liabilities, net of acquisition:
            (Increase) decrease in:
            Other receivables                                                     (345,000)           (189,000)
            Tax refund receivable                                                        -            (851,000)
            Merchandise inventories                                            (12,961,000)         (5,475,000)
            Prepaid expenses                                                    (4,974,000)         (5,900,000)
            Other assets                                                            20,000             (37,000)
            (Decrease) increase in:
            Accounts payable and accrued liabilities                            21,558,000           7,709,000
            Income taxes payable                                                (3,246,000)           (237,000)
            Deferred rent                                                          457,000             309,000
                                                                               -----------         -----------
              Total adjustments                                                  6,747,000            (413,000)
                                                                               -----------         -----------
     Net cash provided by (used in) operating activities                        10,784,000          (1,817,000)
                                                                               -----------         -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in equipment and leasehold improvements                         (3,427,000)           (732,000)
     Cash paid for acquisition, less cash acquired                                       -             (20,000)
                                                                               -----------         -----------
     Net cash used in investing activities                                      (3,427,000)           (752,000)
                                                                               -----------         -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                       (2,736,000)                  -
     Proceeds from issuance of stock                                            16,115,000               4,000
     Proceeds from issuance of debt                                                      -          10,000,000
                                                                               -----------         -----------
     Net cash provided by financing activities                                  13,379,000          10,004,000
                                                                               -----------         -----------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                     20,736,000           7,435,000

  CASH AND CASH EQUIVALEbeginning of period                                     57,153,000          25,369,000
                                                                               -----------         -----------

  CASH AND CASH EQUIVALEend of period                                          $77,889,000         $32,804,000
                                                                               -----------         -----------
                                                                               -----------         -----------

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                                                $316,000             $78,000
          Income taxes, net                                                      6,155,000             286,000

  SCHEDULE OF NONCASH TRANSACTIONS:
     During the twenty-six weeks ended August 3, 1996, the Company reduced certain estimated liabilities assumed in connection with the acquisition of Contempo Casuals. As a result, a reduction in accounts payable of $1,481,000 was recorded with a corresponding reduction in fixed assets. During the twenty-six weeks ended July 29, 1995, the Company acquired the assets of Contempo Casuals for common stock valued at $1,178,000.


                                     6 of 18

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

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 26 weeks ended August 3, 1996 are not necessarily indicative of the results that may be expected for the year ending February 1, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report for the year ended February 3, 1996.

     Certain reclassifications have been made to conform the July 29, 1995 financial statements to the August 3, 1996 financial statements.

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


                                     7 of 18

NOTE 3 - LOAN PAYABLE TO BANK AND LINES OF CREDIT:

     On July 1, 1996, the Company renewed its three bank credit facilities which
consisted of two revolving lines   of credit for an aggregate of $30,000,000 and
which expire on July 1, 1998, and one term loan for $10,000,000 which expires on July 31, 2000. The borrowings under the two revolving credit lines bear interest at the bank's prime rate or, at the Company's option, the London Interbank Offered Rate (LIBOR) plus 1.75% for both facilities. The Wet Seal facility is guaranteed by Contempo. The Contempo facility is guaranteed by Wet Seal and is also secured by the stock of Contempo. As of August 31, 1996 there were no borrowings against either of the lines.

     The Company's five year amortizing term loan in the amount of $10,000,000 is repayable in twenty equal quarterly installments of $500,000 which commenced October 31, 1995. The borrowing bears interest at the bank's prime rate or, at
the Company's option, LIBOR   plus 1.75%.  The term loan is guaranteed by
Contempo. All of the above facilities are subject to certain financial covenants and conditions with which the Company was in compliance as of August 3, 1996.

NOTE 4 - EARNINGS PER COMMON SHARE:

     Earnings per common share are based on the weighted average number of common and common stock equivalent, if dilutive, shares outstanding during the periods.

NOTE 5 - ISSUANCE OF STOCK:

     On May 24, 1996 the Company completed its previously announced public offering of 3,565,000 shares of its Class A Common Stock, of which 765,000 shares were sold by the Company and 2,800,000 were sold by Selling Stockholders. The shares were sold to the public at an initial offering price of $20 per share. The net proceeds to the Company from the sale of the 765,000 shares were $14,459,000. The proceeds are being used for general corporate purposes, which may include repayment of certain indebtedness, remodeling and opening of stores and upgrading of the Company's point-of-sale system.


                                     8 of 18

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     On July 1, 1995, the Company acquired Contempo Casuals. The transaction was accounted for under the purchase method. During the twenty-six weeks ended August 3,1996, the Company reduced certain estimated liabilities assumed in connection with the acquisition of Contempo Casuals. As a result, a reduction in accounts payable of $1,481,000 was recorded with a corresponding reduction in fixed assets.

     The acquisition of Contempo Casuals increased the number of stores the Company operates by 237 stores. As of August 3, 1996 the Company operated 364 stores as compared to 367 stores as of July 29, 1995, the end of the second quarter of fiscal 1995.

     Acquiring Contempo Casuals enabled the Company to significantly reduce fixed expenses as a percentage of sales through the consolidation and integration of the two companies' management teams, corporate offices and distribution centers. This process was substantially completed at the time of the acquisition.

     The following discussion and analysis of financial condition and results of operations include a comparison of the results of operations for the second quarter year to date of fiscal 1996, which contained the full period results of both the Wet Seal stores and the Contempo Casuals stores, to the second quarter year to date of fiscal 1995, which contained the full period results of the Wet Seal stores, and only the month of July 1995 results for the Contempo Casuals stores, due to the fact that the Contempo Casuals acquisition occurred on July 1, 1995. Therefore, the results of operations for the second quarter year to date of fiscal 1996 are not directly comparable to the second quarter year to date of fiscal 1995.

     Comparable store sales are defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year. In the second quarter and second quarter year to date of fiscal 1996, comparable store sales included sales results of Contempo Casuals stores as compared to sales results of Contempo Casuals stores in the corresponding period in the prior year during which time Contempo Casuals was under different ownership.

     Management's discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes related thereto.


                                     9 of 18

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

THE 13 WEEKS ENDED AUGUST 3, 1996 (SECOND QUARTER OF FISCAL 1996) AS COMPARED TO THE 13 WEEKS ENDED JULY 29, 1995 (SECOND QUARTER OF FISCAL 1995)

     Sales in the 13 weeks ended August 3, 1996 were $94,356,000 compared to sales in the 13 weeks ended July 29, 1995 of $45,169,000, an increase of $49,187,000 or 108.9%. The dollar increase in sales was primarily due to the acquisition of Contempo Casuals. The increase in sales is also due, to a significantly lesser extent, to the 16.5% increase in comparable store sales for the combined Wet Seal and Contempo chains as well as due to a shift in the fiscal calendar. The second quarter of fiscal 1996 begins and ends one week later than the second quarter of fiscal 1995 resulting in a 'net' stronger 13 weeks of sales in the second quarter of fiscal 1996 as compared to the 13 weeks of sales in the second quarter of fiscal 1995.

     Cost of sales, including buying, distribution and occupancy costs, was $69,570,000 in the second quarter of fiscal 1996 compared to $35,939,000 in the second quarter of fiscal 1995, an increase of $33,631,000 or 93.6%. The dollar increase in cost of sales was due to the increase in the number of stores as a result of the acquisition of Contempo Casuals. As a percentage of sales, cost of sales decreased from 79.6% in the second quarter of fiscal 1995 to 73.7% in the second quarter of fiscal 1996, a decrease of 5.9%. This decrease in cost of sales as a percentage of sales was related primarily to a decrease in occupancy costs of 6.1% and a decrease in buying and distribution costs of 0.9%. This was offset somewhat by an increase in the cost of merchandise of 1.1%. The decrease in occupancy costs was associated primarily with a decrease in depreciation resulting from the lower net book value per store of the depreciable assets of Contempo Casuals, as compared to Wet Seal, as well as to the improved leverage in fixed costs related to the increase in comparable store sales. The increase in merchandise cost was due to an increase in the provision for shrink in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995, and was offset somewhat by an increase in initial markup rates.

     Selling, general and administrative expenses were $19,695,000 in the second quarter of fiscal 1996 compared to $10,647,000 in the second quarter of fiscal 1995, an increase of $9,048,000 or 85.0%. The dollar increase in selling,


                                    10 of 18

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

general and administrative expenses was primarily due to the acquisition of Contempo Casuals which served to substantially increase the number of stores.
As a percentage of sales, selling, general and administrative expenses decreased from 23.6% in the second quarter of fiscal 1995 to 20.9% in the second quarter of fiscal 1996, a decrease of 2.7%. The decrease as a percentage of sales was related to the economies of scale the Company achieved as a result of this acquisition and to the increase in comparable store sales. The decrease was most notable in store payroll expense which decreased 1.7% as a percentage of sales as compared to the prior year.

     Interest income, net, was $605,000 in the second quarter of fiscal 1996 compared to $237,000 in the second quarter of fiscal 1995, an increase of $368,000. The increase was due primarily to an increase in the average cash balance invested and was partially offset by interest expense during the period that was related to the loan payable.

     Income tax provision was $2,381,000 in the second quarter of fiscal 1996 compared to a tax benefit of $447,000 in the second quarter of fiscal 1995.

     Net income was $3,315,000 in the second quarter of fiscal 1996 compared to a net loss of $733,000 in the second quarter of fiscal 1995. As a percentage of sales, net income was 3.5% in the second quarter of fiscal 1996 compared to a net loss of 1.6% in the second quarter of fiscal 1995. The Company's return to profitability, which began in the second half of fiscal 1995, was related in part to the acquisition of Contempo Casuals. With this acquisition, the Company achieved significant economies of scale in areas such as buying, distribution and general and administrative costs. At the same time, the acquisition enabled the Company to reduce its average depreciation cost per store due, in part, to the favorable acquisition price. Also contributing to the improvement in profitability is the increase in comparable store sales.

THE 26 WEEKS ENDED AUGUST 3, 1996 (SECOND QUARTER YEAR TO DATE OF FISCAL 1996) AS COMPARED TO THE 26 WEEKS ENDED JULY 29, 1995 (SECOND QUARTER YEAR TO DATE OF FISCAL 1995)

     Sales in the 26 weeks ended August 3, 1996 were $174,931,000 compared to sales in the 26 weeks ended July 29, 1995 of $75,143,000, an increase of $99,788,000 or 132.8%. The dollar increase in sales was primarily due to the acquisition of Contempo Casuals. The increase in sales is also due, to a


                                    11 of 18

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

significantly lesser extent, to the 10.5% increase in comparable store sales for the combined Wet Seal and Contempo chains as well as due to a shift in the fiscal calendar. The second quarter year to date of fiscal 1996 begins and ends one week later than the second quarter year to date of fiscal 1995 resulting in a 'net' stronger 26 weeks of sales in the second quarter year to date of fiscal 1996 as compared to the second quarter year to date of fiscal 1995.

     Cost of sales, including buying, distribution and occupancy costs, was $131,107,000 in the second quarter year to date of fiscal 1996 compared to $60,136,000 in the second quarter year to date of fiscal 1995, an increase of $70,971,000 or 118.0%. The dollar increase in cost of sales was due to the increase in the number of stores as a result of the acquisition of Contempo Casuals. As a percentage of sales, cost of sales decreased from 80.0% in the second quarter year to date of fiscal 1995 to 74.9% in the second quarter year to date of fiscal 1996, a decrease of 5.1%. This decrease in cost of sales as a percentage of sales was related primarily to a decrease in occupancy costs of 4.5% and a decrease in buying and distribution costs of 0.9%. This was offset slightly by an increase in the cost of merchandise of 0.3%. The decrease in occupancy costs was associated primarily with a decrease in depreciation resulting from the lower net book value per store of the depreciable assets of Contempo Casuals, as compared to Wet Seal, as well as to the improved leverage in fixed costs related to the increase in the comparable store sales. The slight increase in merchandise cost was due to an increase in the provision for shrink for the 26 weeks ended August 3, 1996 as compared to the corresponding period in the prior year, and was offset somewhat by an increase in initial markup rates.

     Selling, general and administrative expenses were $37,959,000 in the second quarter year to date of fiscal 1996 compared to $17,787,000 in the second quarter year to date of fiscal 1995, an increase of $20,172,000 or 113.4%. The dollar increase in selling, general and administrative expenses was primarily due to the acquisition of Contempo Casuals which served to substantially increase the number of stores. As a percentage of sales, selling, general and administrative expenses decreased from 23.7% in the second quarter year to date of fiscal 1995 to 21.7% in the second quarter year to date of fiscal 1996, a decrease year to date of 2.0%. The decrease as a percentage of sales was related to the economies of scale the Company achieved as a result of the Contempo acquisition and to the increase in comparable store sales. The decrease


                                    12 of 18

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

was most notable in store payroll expense which decreased 1.2% as a percentage of sales as compared to the prior year.

     Interest income, net, was $1,082,000 in the second quarter year to date of fiscal 1996 compared to $570,000 in the second quarter year to date of fiscal 1995, an increase of $512,000. The increase was due primarily to an increase in the average cash balance invested and was partially offset by interest expense during the period that was related to the loan payable.

     Income tax provision was $2,910,000 in the second quarter year to date of fiscal 1996 compared to a tax benefit of $806,000 in the second quarter year to date of fiscal 1995.

     Net income was $4,037,000 in the second quarter year to date of fiscal
1996 compared to a net loss of $1,404,000 in the second quarter year to date of fiscal 1995. As a percentage of sales, net income was 2.3% in the second quarter year to date of fiscal 1996 compared to a net loss of 1.9% in the second quarter year to date of fiscal 1995. The Company's return to profitability, which began in the second half of fiscal 1995, was related in part to the
acquisition of Contempo Casuals.   With this acquisition, the Company achieved
significant economies of scale in areas such as buying, distribution and general and administrative costs. At the same time, the acquisition enabled the Company to reduce its average depreciation cost per store due, in part, to the favorable acquisition price. Also contributing to the improvements in profitability is the increase in comparable store sales.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at August 3, 1996 was $49,972,000 compared to $26,051,000 at February 3, 1996, an increase of $23,921,000. The Company's primary source of working capital has historically been cash flows from operating activities. Net cash flows provided by operating activities for the 26 weeks ended August 3, 1996 was $10,784,000 compared to ($1,817,000) for the 26 weeks ended July 29, 1995. Inventory increased $12,961,000 at August 3, 1996 compared to the fiscal year end due to the seasonal nature of the business; inventory levels are typically at a low point at year end. The accounts payable and accrued liabilities increase of $21,558,000 more than offset this increase in inventory due to the terms of the payments in relation to the receipt of the inventory.

     In the second quarter year to date of fiscal 1996, the Company invested $3,427,000 in equipment, leasehold


                                    13 of 18

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

improvements and leasehold rights. These expenditures related primarily to the purchase of leasehold rights for three stores that the Company opened in the second quarter of this fiscal year and one store that the Company will open in the third quarter of this fiscal year. The Company currently estimates that the capital expenditures for the remainder of fiscal 1996 will be $8,000,000. These planned expenditures relate primarily to store remodels and a new point-of-sale system.

     Cash provided by financing activities increased $13,379,000 in the second quarter year to date of fiscal 1996 due to the proceeds received from the sale by the Company of 765,000 shares of Class A Common Stock in a public offering which closed on May 24, 1996.

     In July 1996, the Company renewed its lines of credit with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $30,000,000 (the "Revolving Credit Facilities"), and a five year amortizing term loan with Bank of America in the amount of $10,000,000 (the "Term Loan"). In connection with the Contempo Casuals acquisition, the Company entered into the Term Loan to satisfy certain net worth requirements related to the assignment of leases. As of August 31, 1996, there were no borrowings under the Revolving Credit Facilities, and the Company was in compliance with all terms and covenants of such agreements. The Company invests its excess funds primarily in a short-term investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes the Company's working capital and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements in the foreseeable future.

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


                                    14 of 18

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


                                    15 of 18

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

The Company is not party to any material legal proceedings, other than ordinary routine litigation incidental to the Company's business.

ITEM 2 - CHANGES IN SECURITIES.  Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES. Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its most recent annual meeting on June 20, 1996. At this meeting, the Company's shareholders elected George H. Benter, Jr., Kathy Bronstein, Stephen Gross, Walter F. Loeb, Wilfred Posluns, Gerald Randolph, Alan Siegel, Irving Teitelbaum and Edmond Thomas to the Board of Directors with an affirmative vote of at least 6,059,481 Class A shares and 3,157,665 Class B shares for each director, with no more than 19,203 Class A shares voting against any director. The shareholders also ratified the Company's selection of Deloitte & Touche LLP as the independent certified public accountants for the fiscal year ending February 1, 1997 with an affirmative vote of 6,071,197 Class A shares and 3,157,665 Class B shares, with no more than 7,714 Class A shares voting against. Class A shares are entitled to one vote per share. Class B shares are entitled to two votes per share.

ITEM 5 - OTHER INFORMATION.  Not Applicable

ITEM 6(a) - EXHIBITS.  Not Applicable

ITEM 6(b) - REPORTS ON FORM 8-K.

     On May 24, 1996, a form 8-K was filed which reported that on May 15, 1996, Gross-Teitelbaum Holdings Inc. ("GTHI"), 2927977 Canada Inc. ("GTHI Sub"), Suzy Shier Inc., Los Angeles Express Fashions Inc. and Suzy Shier Limited, as trustors, and Maryse Bertrand, as trustee, under that certain Voting Trust Agreement dated as of August 9, 1995 (the "Voting Trust Agreement"), entered into an Agreement to terminate the Voting Trust Agreement immediately prior to the closing of the public offering of 3,565,000 shares of Class A Common Stock, $.10 par value per share (the "Class A Common Stock") of the registrant which occurred on May 24, 1996. In the public offering, GTHI Sub, GTHI and Suzy Shier Inc. sold 946,773, 378,227 and 1,325,000 shares of Class B Common Stock, $.10 par value per share (the "Class B Common Stock"), respectively, all of which


                                    16 of 18
shares were converted to Class A Common Stock upon their sale in the public offering.

     Prior to the public offering, the voting trustee controlled approximately 58.2% of the voting power with respect to the registrant. Following the public offering which occurred on May 24, 1996, GTHI Sub, Suzy Shier Inc. and Los Angeles Express Fashions Inc. held directly 1,015,573 shares, 175,000 shares and 1,500,000 shares, respectively, of the registrant's Class B Common Stock, representing 12.2%, 2.1% and 18%, respectively, of the voting power with respect to the registrant. GTHI no longer directly owns any shares of Common Stock of the registrant. Each of GTHI Sub, Suzy Shier Inc. and Los Angeles Express Fashions Inc. is controlled directly or indirectly by Irving Teitelbaum, the Chairman of the Board and Stephen Gross, Secretary and a director of the registrant. As of May 24, 1996, these entities collectively controlled approximately 32.5% of the voting power with respect to the registrant.


                                    17 of 18

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Wet Seal, Inc.
                                        (Registrant)



Date:   September 16, 1996               /S/KATHY BRONSTEIN
     ------------------------------     ------------------------------
                                        Kathy Bronstein
                                        Vice Chairman and Chief
                                        Executive Officer (Principal
                                        Executive Officer)


Date:   September 16, 1996               /S/EDMOND THOMAS
     ------------------------------     ------------------------------
                                        Edmond Thomas
                                        President and
                                        Chief Operating Officer


Date:   September 16, 1996               /S/ANN CADIER KIM
     ------------------------------     ------------------------------
                                        Ann Cadier Kim
                                        Vice President of Finance
                                        and Chief Financial
                                        Officer (Principal
                                        Financial and Accounting
                                        Officer)



                                    18 of 18