Form 10-Q
period 1996-11-02
WET SEAL INC
filed 1996-12-17
CIK 863456

                                  THE UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


                X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              -----      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 1996

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

    The number of shares outstanding of the registrant's Class A Common stock and Class B Common stock, par value $.10 per share, at December 10, 1996 were 10,618,566 and 2,912,665, respectively. There were no shares of Preferred stock, par value $.01 per share, outstanding at December 10, 1996.

                                  THE WET SEAL, INC.
                                      FORM 10-Q

                                        INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of November 2, 1996 (unaudited)
         and February 3, 1996............................................3-4

         Consolidated Statements of Operations (unaudited)
         for the 13 and 39 weeks ended November 2, 1996 and
         October 28, 1995..................................................5

         Consolidated Statements of Cash Flows (unaudited)
         for the 39 weeks ended November 2, 1996 and
         October 28, 1995..................................................6

         Notes to Consolidated Financial Statements......................7-9


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................10-17


PART II. OTHER INFORMATION................................................18

         SIGNATURE PAGE...................................................19

                  THE WET SEAL, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                             (unaudited)

                                                     November 2,    February 3,
                                                            1996           1996
                                                   -------------   ------------

  ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                        $78,544,000    $57,153,000
    Other receivables                                    519,000        523,000
    Merchandise inventories                           25,283,000     16,241,000
    Prepaid expenses                                   5,006,000        428,000
    Deferred tax charges                               1,100,000      1,100,000
                                                   -------------   ------------
      Total current assets                           110,452,000     75,445,000
                                                   -------------   ------------

  EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
    Leasehold improvements                            57,407,000     55,438,000
    Furniture, fixtures and equipment                 22,224,000     21,606,000
    Leasehold rights                                   4,017,000      2,009,000
    Construction in progress                               2,000          9,000
                                                   -------------   ------------
                                                      83,650,000     79,062,000
    Less accumulated depreciation                    (49,807,000)   (41,015,000)
                                                   -------------   ------------
      Net equipment and leasehold improvements        33,843,000     38,047,000
                                                   -------------   ------------

  OTHER ASSETS:
    Deferred tax charges and other assets              4,437,000      3,461,000
    Goodwill, net of accumulated amortization of
      $555,000 and $521,000 as of November 2, 1996
      and February 3, 1996, respectively                 577,000        611,000
                                                   -------------   ------------
       Total other assets                              5,014,000      4,072,000
                                                   -------------   ------------
                                                    $149,309,000   $117,564,000
                                                   -------------   ------------
                                                   -------------   ------------

                     THE WET SEAL, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                        November 2,    February 3,
                                                               1996           1996
                                                      -------------   ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                                    $32,630,000    $19,491,000
    Accrued liabilities                                  22,936,000     22,813,000
    Income taxes payable                                     --          3,354,000
    Current portion of long-term debt                     2,000,000      3,736,000
                                                      -------------   ------------
      Total current liabilities                          57,566,000     49,394,000
                                                      -------------   ------------

  LONG-TERM LIABILITIES:
    Long-term debt                                        3,764,000      5,264,000
    Deferred rent                                         5,839,000      5,171,000
                                                      -------------   ------------
      Total long-term liabilities                         9,603,000     10,435,000
                                                      -------------   ------------
      Total liabilities                                  67,169,000     59,829,000
                                                      -------------   ------------


  STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, authorized
      2,000,000 shares; none issued and outstanding          --             --
    Common Stock, Class A, $.10 par value,
      authorized 20,000,000 shares;
      10,618,566 and 5,687,066 shares issued and
      outstanding at November 2, 1996 and February 3,
      1996, respectively                                  1,062,000        568,000
    Common Stock, Class B Convertible, $.10 par value,
      authorized 10,000,000 shares;
      2,912,665 and 6,807,665 shares issued and
      outstanding at November 2, 1996 and February 3,
      1996, respectively                                    291,000        681,000
    Paid-in capital                                      54,638,000     38,568,000
    Retained earnings                                    26,149,000     17,918,000
                                                      -------------   ------------
      Total Stockholders' Equity                         82,140,000     57,735,000
                                                      -------------   ------------
                                                       $149,309,000   $117,564,000
                                                      -------------   ------------
                                                      -------------   ------------


                                    THE WET SEAL, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                                              13 Weeks Ended                  39 Weeks Ended
                                                      ----------------------------    ----------------------------
                                                        November 2,    October 28,      November 2,    October 28,
                                                               1996           1995             1996           1995
                                                      -------------   ------------    -------------   ------------
  SALES                                                 $95,571,000    $88,674,000     $270,502,000   $163,396,000

  COST OF SALES, (including buying, distribution
      and occupancy costs)                               69,152,000     67,013,000      200,259,000    127,149,000
                                                      -------------   ------------    -------------   ------------
  GROSS MARGIN                                           26,419,000     21,661,000       70,243,000     36,247,000

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE            20,046,000     19,066,000       58,005,000     36,432,000

  INTEREST INCOME, NET                                     (834,000)      (330,000)      (1,916,000)      (900,000)
                                                      -------------   ------------    -------------   ------------

  NET OPERATING EXPENSES                                 19,212,000     18,736,000       56,089,000     35,532,000
                                                      -------------   ------------    -------------   ------------

  INCOME BEFORE PROVISION FOR INCOME TAXES                7,207,000      2,925,000       14,154,000        715,000

  PROVISION FOR INCOME TAXES                              3,013,000      1,103,000        5,923,000        297,000
                                                      -------------   ------------    -------------   ------------

  NET INCOME                                             $4,194,000     $1,822,000       $8,231,000       $418,000
                                                      -------------   ------------    -------------   ------------
                                                      -------------   ------------    -------------   ------------

  NET INCOME PER COMMON SHARE                                 $0.30          $0.15            $0.61          $0.03
                                                      -------------   ------------    -------------   ------------
                                                      -------------   ------------    -------------   ------------

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             13,526,605     12,492,586       13,114,293     12,349,030
                                                      -------------   ------------    -------------   ------------
                                                      -------------   ------------    -------------   ------------

  WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING                 13,838,943     12,492,586       13,508,126     12,349,030
                                                      -------------   ------------    -------------   ------------
                                                      -------------   ------------    -------------   ------------


                            THE WET SEAL, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                          39 Weeks Ended
                                                                    ----------------------------
                                                                      November 2,    October 28,
                                                                             1996           1995
                                                                    -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $8,231,000       $418,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                   9,229,000      7,656,000
        Loss on disposal of equipment and leasehold improvements           70,000         13,000
        Changes in operating assets and liabilities, net of acquisition:
          (Increase) decrease in:
          Other receivables                                                 4,000       (516,000)
          Tax refund receivable                                                           59,000
          Merchandise inventories                                      (9,042,000)    (7,106,000)
          Prepaid expenses                                             (4,578,000)      (389,000)
          Other assets                                                   (976,000)       (40,000)
          (Decrease) increase in:
          Accounts payable and accrued liabilities                     14,743,000     13,168,000
          Income taxes payable                                         (3,354,000)        (1,000)
          Deferred rent                                                   668,000        712,000
                                                                    -------------   ------------
            Total adjustments                                           6,764,000     13,556,000
                                                                    -------------   ------------
   Net cash provided by operating activities                           14,995,000     13,974,000
                                                                    -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in equipment and leasehold improvements                  (6,542,000)    (2,017,000)
   Cash paid for acquisition, less cash acquired                                         (20,000)
                                                                    -------------   ------------
   Net cash used in investing activities                               (6,542,000)    (2,037,000)
                                                                    -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                (3,236,000)        -
   Proceeds from issuance of stock                                     16,174,000          7,000
   Proceeds from issuance of debt                                          -          10,000,000
                                                                    -------------   ------------
   Net cash provided by financing activities                           12,938,000     10,007,000
                                                                    -------------   ------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                              21,391,000     21,944,000

  CASH AND CASH EQUIVALENTS beginning of period                          57,153,000     25,369,000
                                                                      -------------   ------------

  CASH AND CASH EQUIVALENTS end of period                               $78,544,000    $47,313,000
                                                                      -------------   ------------
                                                                      -------------   ------------


  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                                         $432,000       $290,000
          Income taxes, net                                              10,288,000        336,000


  SCHEDULE OF NONCASH TRANSACTIONS:
     During the thirty-nine weeks ended November 2, 1996, the Company reduced certain estimated liabilities assumed in connection with the acquisition of Contempo Casuals. As a result, a reduction in accounts payable of $1,481,000 was recorded with a corresponding reduction in fixed assets. During the thirty-nine weeks ended October 28, 1995, the Company acquired the assets of Contempo Casuals for common stock valued at $1,178,000.

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

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 39 weeks ended November 2, 1996 are not necessarily indicative of the results that may be expected for the year ending February 1, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report for the year ended February 3, 1996.

     Certain reclassifications have been made to conform the October 28, 1995 financial statements to the November 2, 1996 financial statements.

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


NOTE 3 - LOAN PAYABLE TO BANK AND LINES OF CREDIT:

    On July 1, 1996, the Company renewed its three bank credit facilities which consisted of two revolving lines of credit for an aggregate of $30,000,000 and which expire on July 1, 1998, and one term loan for $10,000,000 which expires on July 31, 2000. The borrowings under the two revolving credit lines bear interest at the bank's prime rate or, at the Company's option, the London Interbank Offered Rate (LIBOR) plus 1.75% for both facilities. The Wet Seal facility is guaranteed by Contempo. The Contempo facility is guaranteed by Wet Seal and is also secured by the stock of Contempo. As of November 2, 1996 there were no borrowings against either of the lines.

         The Company's five year amortizing term loan in the amount of $10,000,000 is repayable in twenty equal quarterly installments of $500,000 which commenced October 31, 1995. The borrowing bears interest at the bank's prime rate or, at the Company's option, LIBOR plus 1.75%. The term loan is guaranteed by Contempo. All of the above facilities are subject to certain financial covenants and conditions with which the Company was in compliance as of November 2, 1996.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On July 1, 1995, the Company acquired Contempo Casuals. The transaction was accounted for under the purchase method. During the second quarter ended August 3, 1996, the Company reduced certain estimated liabilities assumed in connection with the acquisition of Contempo Casuals. As a result, a reduction in accounts payable of $1,481,000 was recorded with a corresponding reduction in fixed assets.

         The acquisition of Contempo Casuals increased the number of stores the Company operates by 237 stores. As of November 2, 1996 the Company operated 361 stores as compared to 368 stores as of October 28, 1995, the end of the third quarter of fiscal 1995.

         Acquiring Contempo Casuals enabled the Company to significantly reduce fixed expenses as a percentage of sales through the consolidation and integration of the two companies' management teams, corporate offices and distribution centers. This process was substantially completed at the time of the acquisition.

         The following discussion and analysis of financial condition and results of operations include a comparison of the results of operations for the third quarter year to date of fiscal 1996, which contained the full period results of both the Wet Seal stores and the Contempo Casuals stores, to the third quarter year to date of fiscal 1995, which contained the full period results of the Wet Seal stores, and only the July 1995 to October 1995 results for the Contempo Casuals stores, due to the fact that the Contempo Casuals acquisition occurred on July 1, 1995. Therefore, the results of operations for the third quarter year to date of fiscal 1996 are not directly comparable to the third quarter year to date of fiscal 1995. The third quarter results, however, are comparable given that both the current year and the prior year period contain the full impact of the Contempo acquisition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         Management's discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

THE 13 WEEKS ENDED NOVEMBER 2, 1996 (THIRD QUARTER OF FISCAL 1996) AS COMPARED TO THE 13 WEEKS ENDED OCTOBER 28, 1995 (THIRD QUARTER OF FISCAL 1995)

         Sales in the 13 weeks ended November 2, 1996 were $95,571,000 compared to sales in the 13 weeks ended October 28, 1995 of $88,674,000, an increase of $6,897,000 or 7.8%. The dollar increase in sales was primarily due to an increase of 10.5% in the comparable store sales for the combined Wet Seal and Contempo chains. Comparable store sales is calculated based on the 13 weeks ended November 2, 1996 compared to the same 13 week period ended November 4, 1995. This increase in sales due to the comparable store sales is slightly offset by the fact that there were 361 stores opened at the end of the current year third quarter as compared to 368 stores opened at the end of the prior year period. Additionally, the third quarter of fiscal 1996 started and ended one week later than the third quarter of fiscal 1995 resulting in a historically 'net' weaker 13 weeks of sales in the third quarter of fiscal 1996 as compared to the 13 weeks of sales in the third quarter of fiscal 1995.

         Cost of sales, including buying, distribution and occupancy costs, was $69,152,000 in the third quarter of fiscal 1996 compared to $67,013,000 in the third quarter of fiscal 1995, an increase of $2,139,000. The dollar increase in cost of sales was due to the increase in the sales. As a percentage of sales, cost of sales decreased from 75.6% in the third quarter of fiscal 1995 to 72.4% in the third quarter of fiscal 1996, a decrease of 3.2%. This decrease in cost of sales as a percentage of sales was related to a decrease in occupancy costs of 2.1%, a decrease in distribution costs of 0.6%, and a decrease in the cost of merchandise of 0.5%. The decreases in occupancy costs and distribution costs were associated primarily with the improved leverage in fixed costs which was due to the increase in comparable store sales. The decrease in the cost of merchandise was due to an increase in the initial markup rates in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

         Selling, general and administrative expenses were $20,046,000 in the third quarter of fiscal 1996 compared to $19,066,000 in the third quarter of fiscal 1995, an increase of $980,000 or 5.1%. The dollar increase in selling, general and administrative expenses was primarily related to the increase in sales. As a percentage of sales, selling, general and administrative expenses decreased from 21.5% in the third quarter of fiscal 1995 to 21.0% in the third quarter of fiscal 1996, a decrease of 0.5%. The decrease as a percentage of sales was related to the leverage of the fixed components of this expense as a result of the increase in the comparable store sales.


         Interest income, net, was $834,000 in the third quarter of fiscal 1996 compared to $330,000 in the third quarter of fiscal 1995, an increase of $504,000. The increase was due to an increase in the average cash balance invested in the current year period as compared to the prior year.

         Due to the factors noted above, net income was $4,194,000 in the third quarter of fiscal 1996 compared to $1,822,000 in the third quarter of fiscal 1995. As a percentage of sales, net income was 4.4% in the third quarter of fiscal 1996 compared to 2.1% in the third quarter of fiscal 1995.

THE 39 WEEKS ENDED NOVEMBER 2, 1996 (THIRD QUARTER YEAR TO DATE OF FISCAL 1996) AS COMPARED TO THE 39 WEEKS ENDED OCTOBER 28, 1995 (THIRD QUARTER YEAR TO DATE OF FISCAL 1995):

         Sales in the 39 weeks ended November 2, 1996 were $270,502,000 compared to sales in the 39 weeks ended October 28, 1995 of $163,396,000, an increase of $107,106,000 or 65.5%. The dollar increase in sales was primarily due to the acquisition of Contempo Casuals. The increase in sales is also due, to a significantly lesser extent, to the 10.6% increase in comparable store sales for the combined Wet Seal and Contempo chains.

         Cost of sales, including buying, distribution and occupancy costs, was $200,259,000 in the third quarter year to date of fiscal 1996 compared to $127,149,000 in the third quarter year to date of fiscal 1995, an increase of $73,110,000. The dollar increase in cost of sales was due to the increase in the number of stores as a result of the acquisition of Contempo Casuals. As a percentage of sales, cost of sales decreased from 77.8% in the third quarter year to date of fiscal 1995 to 74.0% in the third quarter year to date of fiscal 1996, a decrease of 3.8%. This decrease in cost of sales as a percentage of sales was related primarily to a decrease in occupancy costs of 2.9%, a decrease in buying and distribution costs of 0.6%, and a decrease in the cost of merchandise of 0.3%. The decrease in occupancy costs was associated primarily with a decrease in depreciation resulting from the lower net book value per store of the depreciable assets of Contempo Casuals, as compared to Wet Seal, as well as to the improved leverage in fixed costs related to the increase in the comparable store sales. The decrease in the buying and distribution costs relate to the improved leverage in the fixed components of these costs related to the increase in comparable store sales. The decrease in the cost of merchandise was due to the increase in the initial markup rates.

         Selling, general and administrative expenses were $58,005,000 in the third quarter year to date of fiscal 1996 compared to $36,432,000 in the third quarter year to date of fiscal 1995, an increase of $21,573,000. The dollar increase in selling, general and administrative expenses was primarily due to the acquisition of Contempo Casuals which served to substantially increase the number of stores.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         As a percentage of sales, selling, general and administrative expenses decreased from 22.3% in the third quarter year to date of fiscal 1995 to 21.4% in the third quarter year to date of fiscal 1996, a decrease year to date of 0.9%. The decrease as a percentage of sales was related to the economies of scale the Company achieved as a result of the Contempo acquisition and to the increase in comparable store sales. The decrease was most notable in store payroll expense.

         Interest income, net, was $1,916,000 in the third quarter year to date of fiscal 1996 compared to $900,000 in the third quarter year to date of fiscal 1995, an increase of $1,016,000. The increase was due primarily to an increase in the average cash balance invested and was partially offset by an increase in interest expense in fiscal 1996.

         Income tax provision was $5,923,000 in the third quarter year to date of fiscal 1996 compared to $297,000 in the third quarter year to date of fiscal 1995.

         Net income was $8,231,000 in the third quarter year to date of fiscal 1996 compared to $418,000 in the third quarter year to date of fiscal 1995. As a percentage of sales, net income was 3.0% in the third quarter year to date of fiscal 1996 compared to 0.3% in the third quarter year to date of fiscal 1995. The Company's return to profitability, which began in the second half of fiscal 1995, was related in part to the acquisition of Contempo Casuals. With this acquisition, the Company achieved significant economies of scale in areas such as buying, distribution and general and administrative costs. At the same time, the acquisition enabled the Company to reduce its average depreciation cost per store due, in part, to the favorable acquisition price. Also contributing to the improvements in profitability is the increase in comparable store sales.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at November 2, 1996 was $52,886,000 compared to $26,051,000 at February 3, 1996, an increase of $26,835,000. The Company's primary source of working capital has historically been cash flows from operating activities. Net cash flows provided by operating activities for the 39 weeks ended November 2, 1996 was $14,995,000 compared to $13,974,000 for the 39 weeks ended October 28, 1995. Inventory increased $9,042,000 at November 2, 1996 compared to the fiscal year end due to the seasonal nature of the business; inventory levels are typically at a low point at year end. The accounts payable and accrued liabilities increase of $14,743,000 more than offset this increase in inventory due to the terms of the payments in relation to the receipt of the inventory.

         In the third quarter year to date of fiscal 1996, the Company invested $6,542,000 in equipment, leasehold improvements and leasehold rights. These expenditures related primarily to the purchase of leasehold rights for three stores that the Company opened and seven additional stores that the Company will open in the fourth quarter of this fiscal year. The Company currently estimates that the capital expenditures for the remainder of fiscal 1996 will be $4,400,000. These planned expenditures relate primarily to store openings and remodels as well as to a new point-of-sale system.

         Cash provided by financing activities was $12,938,000 in the third quarter year to date of fiscal 1996 due to the proceeds received from the sale by the Company of 765,000 shares of Class A Common Stock in a public offering which closed on May 24, 1996.

         In July 1996, the Company renewed its lines of credit with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $30,000,000 (the "Revolving Credit Facilities"), and a five year amortizing term loan with Bank of America in the amount of $10,000,000 (the "Term Loan"). In connection with the Contempo Casuals acquisition, the Company entered into the Term Loan to satisfy certain net worth requirements related to the assignment of leases. As of November 2, 1996, there were no borrowings under the Revolving Credit

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


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

ability of the Company to gauge the fashion tastes of its customer and provide merchandise that satisfies customer demand, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers.

                             PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

The Company is not party to any material legal proceedings, other than ordinary routine litigation incidental to the Company's business.

ITEM 2 - CHANGES IN SECURITIES.  Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not Applicable

ITEM 5 - OTHER INFORMATION.  Not Applicable

ITEM 6(A) - EXHIBITS.  Not Applicable


ITEM 6(B) - REPORTS ON FORM 8-K.  Not Applicable

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Wet Seal, Inc.
                                        (Registrant)



  Date:   December 16, 1996               /S/KATHY BRONSTEIN
       --------------------------      ------------------------------
                                        Kathy Bronstein
                                       Vice Chairman and Chief
                                       Executive Officer
                                       (Principal Executive
                                       Officer)


  Date:   December 16, 1996               /S/EDMOND THOMAS
       --------------------------      ------------------------------
                                       Edmond Thomas
                                       President and
                                       Chief Operating Officer


  Date:   December 16, 1996               /S/ANN CADIER KIM
       --------------------------      ------------------------------
                                       Ann Cadier Kim
                                       Vice President of Finance
                                       and Chief Financial
                                       Officer (Principal
                                       Financial and Accounting
                                       Officer)