Form 10-K
period 1997-02-01
WET SEAL INC
filed 1997-05-01
CIK 863456

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18632

                               THE WET SEAL, INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                            33-0415940
      (State of Incorporation)          (I.R.S. Employer Identification
                                                     No.)

      64 FAIRBANKS, IRVINE, CA                       92718
  (Address of principal executive                 (Zip Code)
              offices)

                                 (714) 583-9029
              (Registrant's telephone number, including area code)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              CLASS A COMMON STOCK
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to the Form 10-K.         / /

    The aggregate market value of voting stock held by non-affiliates as of April 16, 1997 was $238,637,408.

    The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock, par value $.10 per share, at April 16, 1997 was 10,628,874 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at April 16, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders' to be filed with the Commission within 120 days of February 1, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The Wet Seal, Inc., a Delaware corporation ("Wet Seal" or the "Company"), founded in 1962, is a specialty retailer of moderately priced, fashionable, casual apparel and accessory items designed for consumers with a young, active lifestyle. On July 1, 1995, the Company acquired the business, assets and properties of Contempo Casuals, Inc. ("Contempo Casuals"), a 237-store retail junior women's chain. This acquisition substantially increased the size of the Company. As of April 16, 1997, the Company operated 363 retail stores in 34 states and Puerto Rico, including 123 in California, 49 in Florida, and 25 in Texas. Of the 363 stores, 231 operate under the "CONTEMPO CASUALS" trademark, 128 operate under the "WET SEAL" trademark, three stores operate under the "LIMBO LOUNGE" trademark and one of the stores operates under the "NEXT" trademark. All of the stores, with the exception of the stores located in malls where the Company operates both a Wet Seal and a Contempo Casuals store ("duplicate locations"), offer substantially the same merchandise and utilize the same visual merchandising strategies. At the duplicate locations, the Company employs different visual merchandising displays as well as in-store image posters and will on occasion differentiate a portion of the merchandise mix. The Limbo Lounge is a new concept which the Company began testing in three stores in fiscal 1996 and intends to test in three additional stores in fiscal 1997. The Limbo Lounge offers both junior's and young men's clothing and accessories in a unique store environment.

PRODUCTS AND MERCHANDISING

    Both Wet Seal and Contempo Casuals stores target the same fashion-conscious junior customer. The Company merchandises both stores similarly. In duplicate locations, the Company differentiates the locations by displaying the merchandise differently in each of the stores, and will occasionally differentiate the merchandise mix. The Company provides a balance of moderately-priced, fashionable brand name and Company-developed apparel and accessories that appeal to consumers with young, active lifestyles. The Company believes that Company-developed apparel differentiates it from its competitors. The Company frequently updates its product offerings, which include sportswear, dresses, lingerie, outerwear, shoes, cosmetics and accessories, to provide a regular flow of fresh, new fashionable merchandise. Additionally, management carefully monitors pricing and markdowns to expedite sales of slower-moving inventory, facilitate the introduction of new merchandise and maintain an updated fashion image.

    Generally, the Company's stores display merchandise within a current fashion statement by color and trend groupings. Rather than displaying garments together by type (blouses with blouses, for example), the Company combines items of apparel and accessories which the customer might buy as an ensemble. Store displays are designed to enable customers to create ensembles within a current fashion statement or trend group. Management believes that the trend grouping concept strengthens the fashion image of the merchandise offered in the stores and enables the customer to locate combinations of blouses, skirts, pants and accessories in a manner which enhances the Company's opportunity to make multiple unit sales. The general layout of merchandise in the stores is planned by the Company's management, but may be varied and adapted by each store's management. The Company makes use of in-store image posters to help focus customers on particular fashion themes. The Company changes the visual display of the merchandise in its stores approximately every six weeks to reflect the changing tastes of the Company's target customer.

    In the last quarter of fiscal 1996, the Company introduced a stand alone store concept called Limbo Lounge. The product offerings include both junior's and young men's apparel and accessories. The Company currently operates three Limbo Lounges and plans on opening three additional stores in fiscal 1997. Based on the success of these initial stores, the Company may open additional stores.

DESIGN, BUYING AND PRODUCT DEVELOPMENT

    The Company's experienced design and buying teams are responsible for identifying evolving fashion trends and then developing themes to guide the Company's merchandising strategy. These teams monitor emerging fashion trends by attending domestic and international fashion shows, engaging the services of international fashion consultants, following industry publications and conducting regular market research, including monitoring cutting-edge, alternative stores, visiting Company stores to interact with customers and employees and visiting competitors' stores. Additionally, the Company holds "open to buy" days once a week to allow small vendors to meet with buyers without appointments. Management believes that these open sessions provide buyers with the opportunity to purchase fresh and innovative products that help to further differentiate the Company's merchandise mix.

    The Company's commitment to Company-developed apparel is an important element in differentiating its merchandise from that of its competitors. After selecting a fashion theme to promote, the design and buying teams work closely with vendors to modify colors, materials and designs and create an image consistent with the theme for the Company's product offerings. Additionally, the Company has increased its focus on developing exclusive designs and brands to reinforce the fashion statements of its merchandise offerings as well as to increase the perception of Wet Seal and Contempo as destination stores for the customer. The Company focused on the Blue Asphalt brand and Evolution brand in particular in fiscal 1996 and given the success of these brands, plans to continue this focus.

SOURCING AND VENDOR RELATIONSHIPS

    The Company purchases its merchandise from numerous domestic vendors and an increasing number of foreign vendors. Although in fiscal 1996 no single vendor accounted for more than 10% of the Company's merchandise and only one vendor accounted for more than 5%, management believes the Company is the largest customer of many of its smaller vendors. Management believes the Company's importance to these vendors allows it to provide significant input into their design, manufacturing and distribution processes, and has enabled the Company to negotiate favorable terms with such vendors. Quality control is monitored carefully at the distribution points of its largest vendors and manufacturers, and all merchandise is inspected upon arrival at the Company's Los Angeles, California distribution center. The Company does not have any long term or exclusive contracts with any particular manufacturer or supplier for either brand name or Company-developed apparel.

ALLOCATION AND DISTRIBUTION

    The Company's merchandising effort primarily focuses on maintaining a regular flow of fresh, fashionable merchandise into its stores. Successful execution depends in large part on the Company's integrated planning, allocation and distribution functions. Planning and allocation are managed by a team headed by the Company's Director of Planning and Allocation. By working closely with District and Regional Directors and merchandise buyers, this team manages inventory levels and coordinates the allocation of merchandise to each of the Company's stores based on sales volume, climate and other factors that may influence individual stores' product mix.

    In July 1995, the Company consolidated its distribution function into Contempo Casuals' Los Angeles, California distribution facility. All merchandise is received from vendors at this facility, where items are inspected for quality and prepared for shipping to the Company's stores. The Company ships merchandise to stores within a 100-mile radius of the distribution center by its fleet of Company-owned trucks. The remainder of the Company's stores are shipped merchandise by common carrier. Consistent with the Company's goal of maintaining the freshness of its product offerings, the Company ships new merchandise to each store daily.

    In keeping with the Company's policy of introducing new merchandise, markdowns are taken regularly to effect a rapid sale of slow-moving inventory. Merchandise which remains unsold is periodically shipped to the Company's clearance stores where further markdowns are taken as needed in order to move the merchandise. Sales of merchandise at these stores aggregated $4.5 million for the fiscal year ended February 1, 1997. These stores operate under both the Wet Seal and the Contempo Casuals names.

MARKETING, ADVERTISING AND PROMOTION

    The Company believes that the highly-visible locations of its stores within regional shopping malls, broad selection of fashionable merchandise and dynamic, entertaining in-store environments have contributed significantly to the Company's reputation as a destination store addressing the lifestyle of fashion-conscious young women. Consequently, the Company has historically relied more heavily on these factors and "word-of-mouth" advertising than more traditional forms of advertising such as print, radio and television.

    The Company utilizes a variety of advertising and promotional programs that allow the Company to gain exposure in a cost-effective manner. By introducing frequent shopper cards in its stores, the Company has developed a marketing database that helps to track customers. The cards, which are sold for $20 each, entitle customers to a standard 10% discount on purchases made within a one year period. As part of these programs, sales representatives call cardholders personally to notify customers of special in-store promotions, such as preferred customer sales during which cardholders receive additional incentives. Management believes these promotions foster customer loyalty and encourage frequent visits and multiple item purchases. The Company also sponsors special events such as snowboarding competitions and beach festivals that focus on the interests and active lifestyles of its target customers. Further, the Company utilizes its Company-owned trucks as "rolling billboards" in California, painting them to promote the Company as well as certain of its Company-developed labels such as Blue Asphalt.

STORE OPERATIONS

    The Company's stores are divided into six geographic regions. Each region is managed by a Regional Director who reports to the Company's Vice President of Store Operations. Each region is further divided into districts consisting of between 10 and 16 stores and managed by a District Director. The Company delegates substantial authority to the regional, district and store level employees, while taking advantage of economies of scale by centralizing functions such as finance, data processing, merchandise purchasing and allocation, human resources and real estate at the corporate level.

    The Company encourages communication between and among its Regional and District Directors and senior management. Each of the Company's 30 District Directors provides weekly reports to senior management concerning overall business conditions and specific aspects of their stores' operations. These reports are used to identify competitive trends and store level concerns in a timely manner. Store performance is also evaluated by senior management through the use of a "secret shopper" service that shops each store twice a month.

    Stores are typically staffed with one full-time manager, one or two full-time co-managers, one full-time customer service leader and nine to sixteen sales associates and cashiers, most of whom are part-time. During peak seasons, stores may increase staffing levels to accommodate the additional in-store traffic. The Company seeks to hire store-level employees who are energetic, fashionable and friendly and who can identify with its targeted customers. The Company's policy is to promote store managers from within while also hiring from outside. Highly-regarded store managers are own given opportunities to move to higher-volume stores. The Company sets weekly sales goals for each store and devises incentives to reward stores that meet or exceed their sales targets. In addition, from time to time the Company runs sales contests to encourage its store level employees to maximize sales volume.

    Most of the Company's stores are, and the Company expects that most of its new stores will be, located in regional, high-traffic shopping malls which contain at least one "anchor" department store. The Company places great emphasis on its location within a mall and attempts to locate stores in the higher-traffic areas of a mall and to obtain the greatest amount of frontage possible. The Company's average store size is approximately 4,200 square feet. Store hours are determined by the mall in which the store is located.

INFORMATION AND CONTROL SYSTEMS

    In fiscal 1996, the register hardware at both the Wet Seal and Contempo Casuals stores was upgraded to a common system in order to increase efficiency. Additionally, the Company plans to upgrade the register software in mid-fiscal 1997. As a result of these two upgrades, the Company expects to decrease communication and maintenance costs, further improve customer service and become more innovative in the area of in-store marketing.

    While the Company believes its information systems are adequate to support its current needs, in order to accommodate future growth the Company plans to convert and upgrade its merchandising and other support systems in fiscal 1997 and fiscal 1998.

EXPANSION STRATEGY

    The Company currently plans to open up to 30 new stores in fiscal 1997 and plans to accelerate its growth in the following year to up to 75 stores. The Company may, in limited instances and to the extent it deems advisable, seek to acquire additional businesses which complement or enhance the Company's operations. The Company currently has no commitments or understandings with respect to such business opportunities.

    The following table sets forth the number of stores in each state as of April 16, 1997:

STATE                                          # OF STORES    STATE                                          # OF STORES
-------------------------------------------  ---------------  -------------------------------------------  ---------------
Arizona....................................             9     Nevada.....................................             6
California.................................           123     New Hampshire..............................             1
Colorado...................................             7     New Jersey.................................            16
Connecticut................................             7     New Mexico.................................             2
Delaware...................................             1     New York...................................            17
Florida....................................            49     North Carolina.............................             2
Georgia....................................             5     Ohio.......................................             5
Hawaii.....................................             8     Oklahoma...................................             1
Illinois...................................            16     Pennsylvania...............................             8
Indiana....................................             1     Rhode Island...............................             1
Kentucky...................................             1     Tennessee..................................             1
Louisiana..................................             5     Texas......................................            25
Maine......................................             1     Utah.......................................             3
Maryland...................................             4     Virginia...................................             3
Massachusetts..............................            10     Washington.................................             3
Michigan...................................            10     Wisconsin..................................             3
Minnesota..................................             6     Puerto Rico................................             2
Missouri...................................             1

    Management does not believe there are significant geographic constraints on the locations of future stores. The Company's strategy is to enter a particular geographic region with a base of two or three solid stores, and then continue expansion in such geographic regions while simultaneously entering new markets in a similar manner, thereby increasing the recognition of the Company's name. When deciding whether to open a new store, the Company typically targets regional malls as well as prime street locations in select markets. In making its selection, the Company evaluates, among other factors, market area, "anchor stores," store location, the volume of consumer traffic, rent payments and other costs associated with opening a new store. The average store size the Company intends to consider is between 3,600 and 4,500 square feet. However, in making its decision, management reviews all leases in order to match closely the store size to the sales potential of the store.

    The Company's ability to expand in the future will depend, in part, on general business conditions, the demand for the Company's merchandise, the ability to find suitable malls with acceptable sites on satisfactory terms, and the continuance of satisfactory cash flows from existing operations.

TRADEMARKS

    The Company's primary trademarks and service marks are "WET SEAL," "CONTEMPO CASUALS", "LIMBO LOUNGE" and "NEXT," which are registered in the U.S. Trademark Office. The Company also uses and has registered, or has a pending registration, on a number of marks, including "ACCOMPLICE," "BLUE ASPHALT," "CEMENT," "URBAN VIBE" and "EVOLUTION NOT REVOLUTION." In general, the registrations for these trademarks and service marks are renewable indefinitely as long as the Company continues to use the marks as required by applicable trademark law. The Company is the owner of an allowed and currently pending service mark application for the mark "SEAL PUPS." The Company is not aware of any adverse claim or other infringement relating to its trademarks or service marks.

COMPETITION

    The young women's retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. The Company competes with specialty apparel retailers, department stores and certain other apparel retailers, including The GAP, and on a regional basis, with such retailers as Charlotte Russe, Miller's Outpost and Gadzooks. Many competitors are large national chains which have substantially greater financial, marketing and other resources than the Company. While the Company believes it competes effectively for favorable site locations and lease terms, competition for prime locations within a mall is intense.

EMPLOYEES

    As of February 1, 1997, the Company had 5,302 employees, consisting of 1,560 full-time employees and 3,742 part-time employees. Full-time personnel consisted of 842 salaried and 718 hourly employees. All part-time personnel are hourly employees. Of the total employees, 5,011 are sales personnel and 291 are administrative and distribution center personnel. Personnel at all levels of store operations are provided with cash incentives based upon various individual store sales targets.

    All of the Company's employees are non-union and, in management's opinion, are paid competitively with current standards in the industry. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located at 64 Fairbanks, Irvine, California, consisting of 85,740 square feet of leased office and storage space (including 37,800 square feet of storage mezzanine space). This lease expires on June 30, 1997. The Company has negotiated a six month extension on the lease. The Company's distribution facility is located in Los Angeles, California and consists of 99,847 square feet (including distribution mezzanine space). This lease expires on July 31, 2002. This lease was acquired with the acquisition of Contempo Casuals. The Company plans to sublease this facility beginning in fiscal 1998 and has entered into a 10- year lease commencing in October 1997 for a new distribution and office space in close proximity to its existing office space.

    The Company leases all of its stores. Lease terms for the Company's stores are typically 10 years and generally do not contain renewal options. The leases generally provide for a fixed minimum rental and a rental based on a percent of sales once a minimum sales level has been reached. As a lease expires, the Company generally renews such lease at current market terms. However, such renewal is based upon an analysis of the individual store's profitability and sales potential.

    The following table sets forth information with respect to store openings and closings since fiscal 1992:

                                                                                          FISCAL YEARS
                                                                       --------------------------------------------------
                                                                          1996         1995         1994         1993
                                                                          -----        -----        -----        -----
Stores open at beginning of year.....................................         364          133          129          125
Stores acquired during period(1).....................................           0          237            0            0
Stores opened during period..........................................          10            3            6           10
Stores closed during period..........................................          10            9            2            6
                                                                              ---          ---          ---          ---
Stores open at end of period.........................................         364          364          133          129
                                                                              ---          ---          ---          ---
                                                                              ---          ---          ---          ---


                                                                          1992
                                                                          -----
Stores open at beginning of year.....................................         112
Stores acquired during period(1).....................................           0
Stores opened during period..........................................          15
Stores closed during period..........................................           2
                                                                              ---
Stores open at end of period.........................................         125
                                                                              ---
                                                                              ---

------------------------

(1) Contempo Casuals was acquired on July 1, 1995.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment of any pending litigation, the Company is adequately covered by insurance. As of April 16, 1997, the Company was not engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitations of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's Class A Common Stock ("Common Stock") is listed on The Nasdaq National Market ("Nasdaq") under the symbol "WTSLA." As of April 16, 1997, there were 314 shareholders of record of the Company's Class A Common Stock. Additionally, the number of beneficial owners of the Company's Common Stock was estimated to be in excess of 4,000. The closing price of the Common Stock on April 16, 1997 was $22 1/2.

    The following table reflects the high and low sales prices of the Company's Common Stock as reported by Nasdaq for the last two fiscal years.

                                                                               FISCAL 1996           FISCAL 1995
                                                                           --------------------  --------------------
QUARTER                                                                      HIGH        LOW       HIGH        LOW
-------------------------------------------------------------------------  ---------  ---------  ---------  ---------
First Quarter............................................................  $      16  $  7 1/16  $   4 1/2  $   3 1/4
Second Quarter...........................................................     27 1/4     11 1/2          6      3 5/8
Third Quarter............................................................     41 7/8     23 7/8      6 5/8      4 3/4
Fourth Quarter...........................................................         31     13 1/4      8 5/8      5 5/8

    The Company has reinvested earnings in the business and has never paid any cash dividends to holders of the Company's Common Stock. The declaration and payment of future dividends, which are subject to the terms and covenants contained in the Company's bank lines of credit, are at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table of certain selected data regarding the Company should be read in conjunction with the consolidated financial statements and notes thereto and with the "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data for the fiscal years ended January 29, 1994 and January 30, 1993 are derived from the Company's financial statements for such years which are not included herein.

                          FIVE YEAR FINANCIAL SUMMARY

                                                 1996        1995(1)       1994         1993         1992
                                              -----------  -----------  -----------  -----------  -----------
FISCAL YEAR                                   FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,  JANUARY 29,  JANUARY 30,
FISCAL YEAR ENDED                                1997         1996         1995         1994         1993
                                              -----------  -----------  -----------  -----------  -----------

OPERATING RESULTS
Sales.......................................  $374,942,000 $266,695,000 $132,997,000 $140,129,000 $149,744,000
Income (loss) before provision (benefit) for
  income taxes..............................   26,217,000    9,948,000   (1,366,000)  (3,966,000)   5,924,000
Net income (loss)...........................  $15,252,000  $ 5,815,000  $(1,013,000) $(2,378,000) $ 3,564,000

PER SHARE DATA
Net income (loss)...........................  $      1.13  $      0.47  $     (0.08) $     (0.19) $      0.29
Cash dividends per common share.............      --           --           --           --           --
Weighted average number of common and common
  equivalent shares outstanding.............   13,459,810   12,387,140   12,234,502   12,227,781   12,221,170

OTHER FINANCIAL INFORMATION
Net income (loss) as a percent of sales.....          4.1%        2.2%         (0.8)%        (1.7)%         2.4%
Return on average stockholders' equity......         20.5%       10.7%         (2.0)%        (4.5)%         6.8%
Cash and marketable securities..............  $89,183,000  $57,153,000  $25,369,000  $18,331,000  $18,287,000
Working capital.............................  $59,791,000  $26,051,000  $22,473,000  $18,874,000  $17,035,000
Ratio of current assets to current
  liabilities...............................          2.1          1.5          2.8          2.7          2.5
Total assets................................  $154,752,000 $117,564,000 $67,298,000  $66,434,000  $68,665,000
Long-term debt..............................    3,264,000    5,264,000      --           --           --
Total stockholders' equity..................  $91,120,000  $57,735,000  $50,724,000  $51,729,000  $54,085,000
Number of stores open at year end...........          364          364          133          129          125
Number of stores acquired during the year...      --               237      --           --           --
Number of stores opened during the year.....           10            3            6           10           15
Number of stores closed during the year.....           10            9            2            6            2
Square footage of leased store space at year
  end.......................................    1,539,777    1,530,891      596,685      583,462      544,820
Percent of increase in leased square
  footage...................................          0.6%      156.6%         2.3%         7.1%         16.9%
Avg. sales per square foot of leased
  space(2)..................................  $       244  $       229  $       226  $       247  $       297
Average sales per store(2)..................  $ 1,030,000  $   976,000  $ 1,008,000  $ 1,092,000  $ 1,270,000
Comparable store sales increase
  (decrease)(3).............................          8.8%        (4.1)%        (9.2)%       (14.2)%         2.0%

------------------------

(1) The Company's fiscal 1995 data include the results of operations of Contempo Casuals since July 1, 1995. Fiscal 1995 consisted of 53 weeks.

(2) In fiscal 1995, the 53rd week of sales was excluded from "Sales" for purposes of calculating "Average sales per square foot" and "Average sales per store" in order to make fiscal 1995 comparable to prior years.

(3) In fiscal 1996, "Comparable store sales" were calculated by excluding sales during the first week of fiscal 1995 in order to make fiscal 1995 comparable to fiscal 1996. In fiscal 1995, "Comparable store sales" were calculated by adding the first week of fiscal 1995 to fiscal 1994 sales in order to make fiscal 1994 comparable to fiscal 1995. Comparable store sales are defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INTRODUCTION

    The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 363 retail stores in 34 states and Puerto Rico under the names "Wet Seal", "Contempo Casuals", "Limbo Lounge" and "Next". The Company sells moderately priced, fashionable, casual apparel and accessory items designed for consumers with a young, active lifestyle.

    On July 1, 1995, the Company acquired Contempo Casuals. The purchase price consisted of a $100,000 cash payment and the issuance of 254,676 shares of Class A Common Stock, which had a market value of $1,178,000 as of the acquisition date. In addition, the Company assumed approximately $27,700,000 of current liabilities of Contempo Casuals. The transaction was accounted for under the purchase method. The acquisition substantially increased the number of stores the Company operates and reduced the percentage of total stores the Company operates in California from more than 50% to approximately 35%.

    The Company's return to profitability in fiscal 1995 as well as its improved profitability in fiscal 1996 was directly related to the acquisition of Contempo Casuals. Acquiring Contempo Casuals enabled the Company to significantly reduce fixed expenses as a percentage of sales through the consolidation and integration of the two companies' management teams, corporate offices and distribution centers. This process was substantially completed at the time of the acquisition. At the same time, the acquisition allowed the Company to reduce the average depreciation per store due to the favorable acquisition price. As a result of the acquisition of Contempo Casuals and the Company's strong balance sheet, the Company believes it is well-positioned to capitalize on the growth in the teenage population and the expected continuing changes in the competitive environment of the retailing industry.

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

    The following discussion and analysis of results of operations includes a comparison of the results of operations for fiscal 1996, which contained the full year results for both Wet Seal stores and Contempo Casuals stores, to fiscal 1995, which contained the full year results of the Wet Seal stores and the seven month results of the Contempo Casuals stores which were acquired on July 1, 1995. Therefore, the results of operations for fiscal 1995 are not directly comparable to those of fiscal 1996.

    Comparable store sales are defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year. In the last seven months of fiscal 1995, comparable store sales included sales results of Contempo Casuals stores as compared to sales results of Contempo Casuals stores in the corresponding period in the prior year during which time Contempo Casuals was under different ownership.

    The following table sets forth selected income statement data of the Company expressed as a percent of sales for the years indicated:

                                                                                           AS A PERCENTAGE OF SALES
                                                                                               FISCAL YEAR ENDED
                                                                                  -------------------------------------------
                                                                                   FEBRUARY 1,    FEBRUARY 3,    JANUARY 28,
                                                                                      1997           1996           1995
                                                                                  -------------  -------------  -------------
Sales...........................................................................        100.0%         100.0%        100.0%
Cost of sales (including buying, distribution and occupancy costs)..............         72.6           75.2          78.6
                                                                                        -----          -----         -----
Gross margin....................................................................         27.4           24.8          21.4
Selling, general and administrative expenses....................................         21.1           21.6          23.1
Interest income, net............................................................         (0.7)          (0.5)         (0.7)
                                                                                        -----          -----         -----
Net operating expenses..........................................................         20.4           21.1          22.4
                                                                                        -----          -----         -----
Income (loss) before provision (benefit) for income taxes.......................          7.0            3.7          (1.0)
Provision (benefit) for income taxes............................................          2.9            1.5          (0.2)
                                                                                        -----          -----         -----
Net income (loss)...............................................................          4.1%           2.2%         (0.8)%
                                                                                        -----          -----         -----
                                                                                        -----          -----         -----

FISCAL 1996 COMPARED TO FISCAL 1995

    Sales in fiscal 1996 (52 weeks) were $374,942,000 compared to sales in fiscal 1995 (53 weeks) of $266,695,000, an increase of $108,247,000 or 40.6%.
The dollar increase in sales in fiscal 1996 compared to fiscal 1995 was primarily due to the acquisition of Contempo Casuals and, to a lesser extent, to the increase in the comparable store sales in fiscal 1996 compared to fiscal 1995. The Company attributes the increase in comparable store sales of 8.8% to the resurgence of fashion at the beginning of fiscal 1996. Further contributing to the sales increases were the opening of 10 new stores in fiscal 1996 offset to some extent by the closing of 10 stores as well as the fact that fiscal 1996 had one less week of sales than fiscal 1995.

    Cost of sales, including buying, distribution and occupancy costs, was $272,189,000 in fiscal 1996 compared to $200,626,000 in fiscal 1995, an increase of $71,563,000 or 35.7%. As a percentage of sales, cost of sales decreased from 75.2% in fiscal 1995 to 72.6% in fiscal 1996, a decrease of 2.6%. The dollar increase in cost of sales in fiscal 1996 compared to fiscal 1995 was due primarily to the increase in the number of stores as a result of the acquisition of Contempo Casuals. Of the 2.6% decrease in cost of sales, 1.8% related to a decrease in occupancy and buying costs and 0.8% related to a decrease in the cost of merchandise. The decrease in occupancy costs was associated primarily with a decrease in depreciation resulting from the lower net book value per store of the depreciable assets of Contempo Casuals, as compared to Wet Seal. The decrease of 0.8% in merchandise cost was due to an increase in the initial markup rates.

    Selling, general and administrative expenses were $79,238,000 in fiscal 1996 compared to $57,531,000 in fiscal 1995, an increase of $21,707,000 or 37.7%. As a percentage of sales, selling, general and administrative expenses decreased from 21.6% in fiscal 1995 to 21.1% in fiscal 1996, a decrease of .5%. The dollar increase in selling, general and administrative expenses in fiscal 1996 compared to fiscal 1995 was primarily due to the increase in the number of stores as a result of the acquisition of Contempo Casuals. The decrease as a percentage of sales was related to the economies of scale the Company achieved primarily as a result of the increase in comparable store sales in fiscal 1996.

    Interest income, net, was $2,702,000 in fiscal 1996 compared to $1,410,000 in fiscal 1995, an increase of $1,292,000. This increase was due primarily to an increase in the average cash balance invested.

    Income tax expense was $10,965,000 in fiscal 1996 compared to $4,133,000 in fiscal 1995. The effective income tax rate in fiscal 1996 was 41.8% compared to a rate of 41.5% in fiscal 1995.

    Based on the factors noted above, net income was $15,252,000 in fiscal 1996 compared to $5,815,000 in fiscal 1995, an increase of 162%. As a percentage of sales, net income was 4.1% in fiscal 1996 compared to 2.2% in fiscal 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

    Sales in fiscal 1995 (53 weeks) were $266,695,000 compared to sales in fiscal 1994 (52 weeks) of $132,997,000, an increase of $133,698,000 or 100.5%.
The dollar increase in sales in fiscal 1995 compared to fiscal 1994 was primarily due to the acquisition of Contempo Casuals and, to a significantly lesser extent, to the additional week of sales in fiscal 1995. These increases were partially offset by a 4.1% decrease in comparable store sales as well as by the net effect of the closure of nine stores and the opening of three new stores during 1995. The Company attributes the decline in comparable store sales to a lack of a significant fashion trend and to a shift in consumer discretionary spending habits, especially in the junior segment, to other non-apparel items. The comparable store sales declines were most notable in certain regions, particularly Southern California and parts of Florida, while certain other regions experienced comparable store sales increases.

    Cost of sales, including buying, distribution and occupancy costs, was $200,626,000 in fiscal 1995 compared to $104,547,000 in fiscal 1994, an increase of $96,079,000 or 91.9%. As a percentage of sales, cost of sales decreased from 78.6% in fiscal 1994 to 75.2% in fiscal 1995, a decrease of 3.4%. The dollar increase in cost of sales in fiscal 1995 compared to fiscal 1994 was due to the increase in the number of stores as a result of the acquisition of Contempo Casuals. Of the 3.4% decrease in cost of sales as a percentage of sales, 2.1% related to a decrease in occupancy costs and 0.9% related to a decrease in the cost of merchandise. The decrease in occupancy costs was associated primarily with a decrease in depreciation resulting from the lower net book value per store of the depreciable assets of Contempo Casuals, as compared to Wet Seal. The decrease of 0.9% in merchandise cost was due to an increase in the initial markup rates. Further contributing to the decrease in cost of sales as a percentage of sales was the fact that the acquisition of Contempo Casuals took place on July 1, 1995, and thus fiscal 1995 results do not include the results of operations of Contempo Casuals for the first five months of the fiscal year. The first five months of the fiscal year historically have higher cost of sales percentages due to relatively reduced sales levels which limit the Company's ability to leverage the fixed components of cost of sales.

    Selling, general and administrative expenses were $57,531,000 in fiscal 1995 compared to $30,698,000 in fiscal 1994, an increase of $26,833,000 or 87.4%. As a percentage of sales, selling, general and administrative expenses decreased from 23.1% in fiscal 1994 to 21.6% in fiscal 1995, a decrease of 1.5%. The dollar increase in selling, general and administrative expenses in fiscal 1995 compared to fiscal 1994 was primarily due to the acquisition of Contempo Casuals. The decrease as a percentage of sales was related to the economies of scale the Company achieved as a result of this acquisition. These economies of scale resulted in a 1.2% decrease in general and administrative expenses as a percentage of sales.

    Interest income, net, was $1,410,000 in fiscal 1995 compared to $882,000 in fiscal 1994, an increase of $528,000. This increase was due primarily to an increase in the average cash balance invested.

    Income tax expense (benefit) was $4,133,000 in fiscal 1995 compared to $(353,000) in fiscal 1994. The effective income tax rate in fiscal 1995 was 41.5% compared to a tax benefit rate of 25.8% in fiscal 1994. The tax benefit rate in fiscal 1994 was lower than the effective tax rate in fiscal 1995 due primarily to a valuation allowance related to the deferred tax asset which was recorded in fiscal 1994 and was subsequently reversed in fiscal 1995.

    Net income was $5,815,000 in fiscal 1995 compared to a net loss of $1,013,000 in fiscal 1994. As a percentage of sales, net income was 2.2% in fiscal 1995 compared to a net loss of 0.8% in fiscal 1994. The Company's return to profitability in fiscal 1995 was directly related to the acquisition of Contempo Casuals. With this acquisition, the Company achieved significant economies of scale in areas such as buying, distribution and general and administrative costs. At the same time, the acquisition enabled the Company to reduce its average depreciation cost per store due, in part, to the favorable acquisition price.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at the end of fiscal 1996, 1995 and 1994 was $59,791,000, $26,051,000 and $22,473,000, respectively. Net cash provided by operating activities in fiscal 1996, 1995 and 1994 was $28,187,000, $25,308,000 and
$10,068,000, respectively. The increase in cash provided by operating activities in fiscal 1996 was due primarily to the increase in net earnings. Further contributing was the increase in accounts payable offset to some extent by the related increase in inventory as well as the increase in deferred taxes. The increase in accounts payable was related to the timing of inventory receipts. The increase in inventory was planned in order to bring the inventories to an appropriate level to support planned sales. The increase in deferred taxes was related primarily to the difference between book and tax depreciation. The increase in cash provided by operating activities in fiscal 1995 was due primarily to the increase in net earnings and depreciation. Also contributing to the increase in cash provided by operating activities was a decrease in inventory and increases in accounts payable and income taxes payable, net of the effect of the Contempo Casuals acquisition.

    Additions to property and equipment are the Company's most significant investment activities. In fiscal 1996, 1995 and 1994 the Company invested $8,620,000, $2,585,000 and $3,299,000, respectively, in property and equipment and leasehold improvements. These expenditures related primarily to new store openings and remodelings. Primarily as a result of the Company's expanded operations, capital expenditures for fiscal 1997 are currently estimated to be $30,000,000.

    On May 24, 1996 the Company sold 765,000 shares of Class A Common Stock as part of a public offering pursuant to a registration statement on Form S-3. The net proceeds to the Company from the sale of shares were $14,459,000.

    The Company has entered into lines of credit with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $30,000,000 (the "Revolving Credit Facilities"), and a five year amortizing term loan with Bank of America in the amount of $10,000,000 (the "Term Loan," and together with the "Revolving Credit Facilities," the "Credit Facilities") ending July 1, 2000. At February 1, 1997, there were no outstanding borrowings under the Revolving Credit Facilities, and the Company believes it was in substantial compliance with all terms and covenants of such agreements. The Company invests its excess funds primarily in a short-term investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes the Company's working capital and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements in the foreseeable future.

SEASONALITY AND INFLATION

    The Company's business is seasonal by nature with the Christmas season (beginning the week of Thanksgiving and ending the first Saturday after Christmas) and the back-to-school season (beginning the last week of July and ending the first week of September) historically accounting for the largest percentage of sales volume. In the Company's three fiscal years ended February 1, 1997, the Christmas and back-to-school seasons together accounted for an average of approximately 32% of the Company's annual sales, after adjusting for sales increases related to new stores. The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

    The preceding "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contain various forward looking statements within the meaning of

Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the retention by the Company of suppliers for both brand name and Company-developed merchandise, the ability of the Company to expand and to continue to increase comparable store sales and the sufficiency of the Company's working capital and cash flows from operating activities. In addition, these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, a decline in demand for the merchandise offered by the Company, the ability of the Company to locate and obtain acceptable store sites and lease terms or renew existing leases, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to hire and train employees, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, management's ability to manage the Company's expansion, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers.

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the year ended February 1, 1997, the amount reported as net income per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires adoption of the disclosure provisions no later than years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company will continue to apply Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its financial statements.

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 in the first interim period of fiscal 1996 and such adoption did not impact its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Filed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    All of the information called for by Part III (Items 10 through 13) is incorporated by reference from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders to be held June 17, 1997, filed pursuant to Regulation 14A.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE WET SEAL, INC.
                                (REGISTRANT)

                                By:             /s/ KATHY BRONSTEIN
                                     -----------------------------------------
                                                  Kathy Bronstein
                                     VICE CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                By:              /s/ EDMOND THOMAS
                                     -----------------------------------------
                                                   Edmond Thomas
                                       PRESIDENT AND CHIEF OPERATING OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

          SIGNATURES                      TITLE                 DATE SIGNED
------------------------------  --------------------------  -------------------

   /s/ GEORGE H. BENTER JR.
------------------------------  Director                      April 30, 1997
     George H. Benter Jr.

                                Vice Chairman and Chief
     /s/ KATHY BRONSTEIN          Executive Officer and
------------------------------    Director (Principal         April 30, 1997
       Kathy Bronstein            Executive Officer)

      /s/ STEPHEN GROSS
------------------------------  Secretary and Director        April 30, 1997
        Stephen Gross

                                Vice President of Finance
      /s/ ANN CADIER KIM          and Chief Financial
------------------------------    Officer (Principal          April 30, 1997
        Ann Cadier Kim            Financial and Accounting
                                  Officer)

      /s/ WALTER F. LOEB
------------------------------  Director                      April 30, 1997
        Walter F. Loeb

          SIGNATURES                      TITLE                 DATE SIGNED
------------------------------  --------------------------  -------------------

     /s/ WILFRED POSLUNS
------------------------------  Director                      April 30, 1997
       Wilfred Posluns

     /s/ GERALD RANDOLPH
------------------------------  Director                      April 30, 1997
       Gerald Randolph

       /s/ ALAN SIEGEL
------------------------------  Director                      April 30, 1997
         Alan Siegel

    /s/ IRVING TEITELBAUM
------------------------------  Chairman of the Board and     April 30, 1997
      Irving Teitelbaum           Director

      /s/ EDMOND THOMAS         President and Chief
------------------------------    Operating Officer and       April 30, 1997
        Edmond Thomas             Director

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1. Consolidated Financial Statements--See "Index to Consolidated Financial Statements and Financial Statement Schedules".

    2. Consolidated Financial Statement Schedules--See "Index to Consolidated Financial Statements and Financial Statement Schedules".

    3.  Exhibits--See "Exhibit Index".

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year ended February 1, 1997.

                       THE WET SEAL, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                PAGE
                                                                                                                -----
INDEPENDENT AUDITORS' REPORT:

Report of Deloitte & Touche LLP............................................................................          19

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated balance sheets as of February 1, 1997 and February 3, 1996....................................          20

Consolidated statements of operations for the years ended February 1, 1997, February 3, 1996 and January
  28, 1995.................................................................................................          21

Consolidated statements of stockholders' equity for the years ended February 1, 1997, February 3, 1996 and
  January 28, 1995.........................................................................................          22

Consolidated statements of cash flows for the years ended February 1, 1997, February 3, 1996 and January
  28, 1995.................................................................................................          23

Notes to consolidated financial statements.................................................................          24

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted as they are not required, or the required information is shown in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
The Wet Seal, Inc.:

    We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. and subsidiary as of February 1, 1997 and February 3, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Wet Seal, Inc. and subsidiary as of February 1, 1997 and February 3, 1996 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1997, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
March 6, 1997
Costa Mesa, California

                       THE WET SEAL, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                        FEBRUARY 1,   FEBRUARY 3,
                                                                                            1997          1996
                                                                                        ------------  ------------
                                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)....................................................  $ 71,483,000  $ 57,153,000
Marketable securities (Note 1)........................................................    17,700,000       --
Other receivables.....................................................................     1,577,000       523,000
Merchandise inventories...............................................................    22,589,000    16,241,000
Prepaid expenses......................................................................       --            428,000
Deferred tax charges (Note 3).........................................................       693,000     1,100,000
                                                                                        ------------  ------------
    Total current assets..............................................................   114,042,000    75,445,000
                                                                                        ------------  ------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements................................................................    55,429,000    55,438,000
Furniture, fixtures and equipment.....................................................    21,742,000    21,606,000
Leasehold rights......................................................................     3,342,000     2,009,000
Construction in progress..............................................................         2,000         9,000
                                                                                        ------------  ------------
                                                                                          80,515,000    79,062,000
Less accumulated depreciation.........................................................   (47,285,000)  (41,015,000)
                                                                                        ------------  ------------
    Net equipment and leasehold improvements..........................................    33,230,000    38,047,000
                                                                                        ------------  ------------
OTHER ASSETS:
Deferred tax charges and other assets (Note 3)........................................     6,914,000     3,461,000
Goodwill, net of accumulated amortization of $566,000 and $521,000 as of February 1,
  1997 and February 3, 1996, respectively.............................................       566,000       611,000
                                                                                        ------------  ------------
    Total other assets................................................................     7,480,000     4,072,000
                                                                                        ------------  ------------
                                                                                        $154,752,000  $117,564,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable......................................................................  $ 26,035,000  $ 19,491,000
Accrued liabilities (Note 11).........................................................    24,064,000    22,813,000
Income taxes payable (Note 3).........................................................     2,152,000     3,354,000
Current portion of long-term debt.....................................................     2,000,000     3,736,000
                                                                                        ------------  ------------
    Total current liabilities.........................................................    54,251,000    49,394,000
                                                                                        ------------  ------------
LONG-TERM LIABILITIES:
Long-term debt (Note 8)...............................................................     3,264,000     5,264,000
Deferred rent.........................................................................     6,117,000     5,171,000
                                                                                        ------------  ------------
    Total long-term liabilities.......................................................     9,381,000    10,435,000
                                                                                        ------------  ------------
    Total liabilities.................................................................    63,632,000    59,829,000
                                                                                        ------------  ------------
COMMITMENTS: (Note 6)

STOCKHOLDERS' EQUITY: (Notes 4 and 5)
Preferred Stock, $.01 par value, authorized, 2,000,000 shares; none issued and
  outstanding.........................................................................       --            --
Common Stock, Class A, $.10 par value, authorized 20,000,000 shares; 10,628,874 and
  5,687,066 shares issued and outstanding at February 1, 1997 and February 3, 1996,
  respectively........................................................................     1,063,000       568,000
Common Stock, Class B Convertible, $.10 par value, authorized 10,000,000 shares;
  2,912,665 and 6,807,665 shares issued and outstanding at February 1, 1997 and
  February 3, 1996, respectively......................................................       291,000       681,000
Paid-in capital.......................................................................    56,596,000    38,568,000
Retained earnings.....................................................................    33,170,000    17,918,000
                                                                                        ------------  ------------
    Total Stockholders' Equity........................................................    91,120,000    57,735,000
                                                                                        ------------  ------------
                                                                                        $154,752,000  $117,564,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements.

                       THE WET SEAL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FEBRUARY 1,     FEBRUARY 3,     JANUARY 28,
                                                                       1997            1996            1995
                                                                  --------------  --------------  --------------
SALES...........................................................  $  374,942,000  $  266,695,000  $  132,997,000
COST OF SALES (including buying, distribution and occupancy
  costs)........................................................     272,189,000     200,626,000     104,547,000
                                                                  --------------  --------------  --------------
GROSS MARGIN....................................................     102,753,000      66,069,000      28,450,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (Note 9)............      79,238,000      57,531,000      30,698,000
INTEREST INCOME, NET (Note 8)...................................      (2,702,000)     (1,410,000)       (882,000)
                                                                  --------------  --------------  --------------
NET OPERATING EXPENSES..........................................      76,536,000      56,121,000      29,816,000
                                                                  --------------  --------------  --------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES.......      26,217,000       9,948,000      (1,366,000)
PROVISION (BENEFIT) FOR INCOME TAXES (Note 3)...................      10,965,000       4,133,000        (353,000)
                                                                  --------------  --------------  --------------
NET INCOME (LOSS)...............................................  $   15,252,000  $    5,815,000  $   (1,013,000)
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
NET INCOME (LOSS) PER COMMON SHARE..............................  $         1.13  $         0.47  $        (0.08)
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
  (Note 1)......................................................      13,459,810      12,387,140      12,234,502
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

          See accompanying notes to consolidated financial statements.

                       THE WET SEAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      COMMON STOCK
                                     ----------------------------------------------
                                            CLASS A                 CLASS B                                      TOTAL
                                     ---------------------  -----------------------   PAID-IN     RETAINED   STOCKHOLDERS'
                                       SHARES    PAR VALUE    SHARES     PAR VALUE    CAPITAL     EARNINGS      EQUITY
                                     ----------  ---------  ----------  -----------  ----------  ----------  -------------
Balance at January 30, 1994........   4,326,831  $ 433,000   7,907,665   $ 791,000   $37,389,000 $13,116,000  $51,729,000
Stock issued pursuant to long-term
  incentive plan (Note 5)..........       2,106     --          --          --            8,000      --             8,000
Net loss...........................      --         --          --          --           --      (1,013,000)   (1,013,000)
                                     ----------  ---------  ----------  -----------  ----------  ----------  -------------
Balance at January 28, 1995........   4,328,937    433,000   7,907,665     791,000   37,397,000  12,103,000    50,724,000
Stock issued pursuant to long-term
  incentive plan (Note 5)..........       1,453     --          --          --           11,000      --            11,000
Exercise of stock options..........       2,000     --          --          --            7,000      --             7,000
Conversion of Class B Common
  Stock to Class A Common
  Stock (Note 4)...................   1,100,000    110,000  (1,100,000)   (110,000)      --          --           --
Issuance of Class A Common Stock
  pursuant to acquisition of
  Contempo Casuals (Note 2 and Note
  4)...............................     254,676     25,000      --          --        1,153,000      --         1,178,000
Net income.........................      --         --          --          --           --       5,815,000     5,815,000
                                     ----------  ---------  ----------  -----------  ----------  ----------  -------------
Balance at February 3, 1996........   5,687,066    568,000   6,807,665     681,000   38,568,000  17,918,000    57,735,000
Issuance of Class A Common
  Stock pursuant to Public
  Offering (Note 4)................     765,000     76,000      --          --       14,383,000      --        14,459,000
Stock issued pursuant to long-term
  incentive plan (Note 5)..........       5,308      1,000      --          --          106,000      --           107,000
Exercise of stock options (Note
  4)...............................     276,500     28,000      --          --        1,712,000      --         1,740,000
Tax benefit related to exercise of
  stock options (Note 5)...........      --         --          --          --        1,827,000      --         1,827,000
Conversion of Class B Common
  Stock to Class A Common
  Stock (Note 4)...................   3,895,000    390,000  (3,895,000)   (390,000)      --          --           --
Net income.........................      --         --          --          --           --      15,252,000    15,252,000
                                     ----------  ---------  ----------  -----------  ----------  ----------  -------------
Balance as of February 1, 1997.....  10,628,874  $1,063,000  2,912,665   $ 291,000   $56,596,000 $33,170,000  $91,120,000
                                     ----------  ---------  ----------  -----------  ----------  ----------  -------------
                                     ----------  ---------  ----------  -----------  ----------  ----------  -------------

          See accompanying notes to consolidated financial statements.

                       THE WET SEAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FEBRUARY 1,    FEBRUARY 3,    JANUARY 28,
                                                                               1997            1996           1995
                                                                           -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................................  $  15,252,000   $ 5,815,000    $ (1,013,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization........................................     11,848,000    10,384,000       8,057,000
    Loss on disposal of equipment and leasehold improvements.............        153,000        14,000         124,000
    Stock issued pursuant to long-term incentive plan....................        107,000        11,000           8,000
    Deferred tax, net....................................................     (3,084,000)   (2,155,000)     (1,162,000)
    Changes in operating assets and liabilities, net of effect of acquisition:
      Other receivables..................................................     (1,054,000)       41,000         172,000
      Tax refund receivable..............................................       --              59,000       1,766,000
      Merchandise inventories............................................     (6,348,000)    2,436,000          93,000
      Prepaid expenses...................................................        428,000     1,093,000         133,000
      Other assets.......................................................         38,000       (69,000)         21,000
      Accounts payable and accrued liabilities...........................      9,276,000     3,529,000       1,352,000
      Income taxes payable...............................................        625,000     3,117,000         --
      Deferred rent......................................................        946,000     1,033,000         517,000
                                                                           -------------   ------------   ------------
      Total adjustments..................................................     12,935,000    19,493,000      11,081,000
                                                                           -------------   ------------   ------------
    Net cash provided by operating activities............................     28,187,000    25,308,000      10,068,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements.......................     (8,620,000)   (2,585,000)     (3,299,000)
Investment in marketable securities......................................    (17,700,000)      --              --
Cash paid for acquisition, less cash acquired............................       --             (20,000)        --
Proceeds from sale of equipment and leasehold improvements...............       --              74,000         269,000
Proceeds from sale of marketable securities..............................       --             --            4,520,000
                                                                           -------------   ------------   ------------
Net cash (used in) provided by investing activities......................    (26,320,000)   (2,531,000)      1,490,000
                                                                           -------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt.............................................       --          10,000,000         --
Principal payments on long-term debt.....................................     (3,736,000)   (1,000,000)        --
Proceeds from issuance of stock..........................................     16,199,000         7,000         --
                                                                           -------------   ------------   ------------
Net cash provided by financing activities................................     12,463,000     9,007,000         --
                                                                           -------------   ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS................................     14,330,000    31,784,000      11,558,000
CASH AND CASH EQUIVALENTS, beginning of year.............................     57,153,000    25,369,000      13,811,000
                                                                           -------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year...................................  $  71,483,000   $57,153,000    $ 25,369,000
                                                                           -------------   ------------   ------------
                                                                           -------------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the year for:
  Interest...............................................................  $     538,000   $   498,000    $    --
  Income taxes, net......................................................     13,424,000     2,829,000      (1,187,000)
SCHEDULE OF NONCASH TRANSACTIONS:
The Company acquired the assets of Contempo Casuals during the year ended
    February 3, 1996. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired............................................  $    --         $29,592,000    $    --
Cash paid to seller and transaction costs................................       --             750,000         --
Common stock issued......................................................       --           1,178,000         --
                                                                                           ------------
    Liabilities assumed..................................................       --         $27,664,000         --

    In connection with the acquisition, the Company recorded a net deferred tax liability of $433,000.

    During the fifty-two weeks ended February 1, 1997, the Company reduced certain estimated liabilities assumed in connection with the acquisition of Contempo Casuals. As a result, a reduction in accounts payable of $1,481,000 was recorded with a corresponding reduction in fixed assets. During the fifty-three weeks ended February 3, 1996, the Company acquired the assets of Contempo Casuals for common stock valued at $1,178,000.

    During the fifty-two weeks ended February 1, 1997, the Company recorded an increase to paid-in capital of $1,827,000 related to tax benefits associated with the exercise of non-qualified stock options.

          See accompanying notes to consolidated financial statements.

                       THE WET SEAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

    The Wet Seal, Inc. and subsidiary (the Company) is a nationwide specialty retailer of moderately priced, fashionable apparel for women. On July 1, 1995, the Company acquired Contempo Casuals, Inc., a 237-store retail junior women's chain. This acquisition substantially increased the Company's size. The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand. The Company's failure to anticipate, identify or to react to changes in fashion trends could adversely affect the Company. Approximately 30% of the voting stock of the Company is held by a group of companies directly or indirectly controlled by two directors of the Company, one of which is the chairman of the board.

    The Company's fiscal year ends on the Saturday closest to the end of January. In fiscal 1995, the reporting period included 53 weeks as compared to 52 weeks in each of fiscal years 1996 and 1994.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.

MERCHANDISE INVENTORIES

    Merchandise inventories are stated at the lower of cost (first-in, first-out) or market. Cost is determined using the retail inventory method.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are stated at cost. Expenditures for betterment or improvement are capitalized, while expenditures for repairs that do not significantly increase the life of the asset are expensed as incurred.

    Depreciation is provided using primarily the straight-line method over the estimated useful lives of the assets. Furniture, fixtures and equipment and vehicles are typically depreciated over 3 to 5 years. Leasehold improvements and the cost of acquiring leasehold rights are depreciated over the lesser of the term of the lease or 10 years.

INTANGIBLE ASSET

    Excess of cost over net assets acquired (goodwill) is being amortized on the straight-line method over 25 years. The goodwill was established in fiscal 1984. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows.

RENTAL EXPENSE

    Any defined rental escalations are averaged over the term of the related lease in order to provide level recognition of rental expense.

                       THE WET SEAL, INC. AND SUBSIDIARY

  FOR THE YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAX

    Deferred tax charges are provided on items, principally depreciation and rent, for which there are temporary differences in recording such items for financial reporting purposes and for income tax purposes.

STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, the Company considers all highly liquid interest-earning deposits purchased with an initial maturity of three months or less to be cash equivalents. At February 1, 1997 and February 3, 1996, cash equivalents totaled $69,611,000 and $52,141,000, respectively, bearing interest at rates ranging from approximately 5.1% to 5.4% at February 1, 1997 and from approximately 5.3% to 6.1% at February 3, 1996.

NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share is computed based on the weighted average number of common and common equivalent shares outstanding for the period.

MARKETABLE SECURITIES

    Marketable securities consist of highly liquid interest bearing deposits purchased with an initial maturity exceeding three months but less than twelve months and with the intent of being held to maturity. Marketable securities are carried at cost plus accrued income, which approximates market at February 1, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the year ended February 1, 1997, the amount reported as net income per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments. Long-

                       THE WET SEAL, INC. AND SUBSIDIARY

  FOR THE YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) term debt bears a variable rate of interest; therefore, management believes the carrying amount for the outstanding borrowings at February 1, 1997 and February 3, 1996 approximate fair value.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees." (See Note 5.)

NOTE 2: ACQUISITION

    On July 1, 1995, the Company acquired the business, assets and properties of Contempo Casuals, Inc., a 237-store retail junior women's chain with stores in 34 states and Puerto Rico. The purchase price consisted of (a) the issuance of 254,676 shares of the Company's Class A Common Stock which had a value of $1,178,000 on the date of the acquisition, and (b) $100,000 in cash. The transaction was accounted for under the purchase method. In connection with the acquisition, the Company assumed certain liabilities which were estimated by the seller. The total amount of these assumed liabilities may not, in fact, be paid as the actual payments will be based on the future claims and losses which are actually submitted and which are related to pre-acquisition events. (See Note 11.)

    During the fifty-two weeks ended February 1, 1997, the Company reduced certain estimated liabilities assumed in connection with the acquisition of Contempo Casuals. As a result, a reduction in accounts payable of $1,481,000 was recorded with a corresponding reduction in fixed assets.

NOTE 3: PROVISION (BENEFIT) FOR INCOME TAXES

    SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of deferred items is based on enacted tax laws. In the event that the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 1994, the Company had recorded a $110,000 valuation allowance which was reversed in fiscal 1995.

                       THE WET SEAL, INC. AND SUBSIDIARY

  FOR THE YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995

NOTE 3: PROVISION (BENEFIT) FOR INCOME TAXES (CONTINUED)
    The components of the income tax provision (benefit) are as follows:

                                                                        FEBRUARY 1,    FEBRUARY 3,    JANUARY 28,
                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
CURRENT:
  Federal............................................................  $  10,674,000  $   5,170,000  $     573,000
  State..............................................................      3,375,000      1,127,000        236,000
                                                                       -------------  -------------  -------------
                                                                          14,049,000      6,297,000        809,000
                                                                       -------------  -------------  -------------
DEFERRED:
  Federal............................................................     (2,569,000)    (1,926,000)      (958,000)
  State..............................................................       (515,000)      (238,000)      (204,000)
                                                                       -------------  -------------  -------------
                                                                          (3,084,000)    (2,164,000)    (1,162,000)
                                                                       -------------  -------------  -------------
                                                                       $  10,965,000  $   4,133,000  $    (353,000)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

    A reconciliation of income tax provision (benefit) to the amount of the actual provision (benefit) that would result from applying the federal statutory rate (35%) to income (loss) before taxes is as follows:

                                                                              FEBRUARY 1,    FEBRUARY 3,   JANUARY 28,
                                                                                 1997           1996           1995
                                                                             -------------  -------------  ------------
Provision (benefit) for income taxes at federal statutory rate.............         35.0%          35.0%        (35.0)%
State income taxes, net of federal income tax benefit......................          7.1            6.5          (3.8)
Change in valuation allowance..............................................       --               (1.1)          8.1
Other......................................................................         (0.3)           1.1           4.9
                                                                                     ---            ---         -----
Effective tax rate.........................................................         41.8%          41.5%        (25.8)%
                                                                                     ---            ---         -----
                                                                                     ---            ---         -----

    As of February 1, 1997 and February 3, 1996, the Company's net deferred tax asset was $7,396,000 and $4,312,000 respectively. The major components of the Company's net deferred taxes at February 1, 1997 and February 3, 1996 are as follows:

                                                                    FEBRUARY 1,   FEBRUARY 3,
                                                                        1997          1996
                                                                    ------------  ------------
Deferred rent.....................................................  $  2,706,000  $  2,211,000
Acquisition related reserves......................................     2,508,000     1,542,000
Inventory cost capitalization.....................................       653,000       476,000
AMT credit carry forward..........................................       --             73,000
Difference between book and tax basis of fixed assets.............     1,445,000      (453,000)
State income taxes................................................       (63,000)      (49,000)
Other.............................................................       147,000       512,000
                                                                    ------------  ------------
                                                                    $  7,396,000  $  4,312,000
                                                                    ------------  ------------
                                                                    ------------  ------------

                       THE WET SEAL, INC. AND SUBSIDIARY

  FOR THE YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995

NOTE 4: STOCKHOLDERS' EQUITY

    The 2,912,665 shares of the Company's Class B Common Stock outstanding as of February 1, 1997 are convertible on a share-for-share basis into shares of the Company's Class A Common Stock at the option of the holder. The Class B Common Stock has two votes per share while the Class A Common Stock has one vote per share.

    During the year ended February 1, 1997, major stockholders converted 3,895,000 shares of Class B Common Stock to Class A Common Stock. These shares were sold to the public through registration statements on Form S-3. The Company did not receive any proceeds from these transactions.

    On May 24, 1996 the Company sold 765,000 shares of Class A Common Stock as a part of a public offering pursuant to a registration statement on Form S-3. The net proceeds to the Company from the sale of shares were $14,459,000.

    During the year ended February 3, 1996, a major stockholder converted 1,100,000 shares of Class B Common Stock to Class A Common Stock. These shares were then sold to the public through a registration statement on Form S-3. The Company did not receive any proceeds from this transaction.

    On July 1, 1995, 254,676 shares of the Company's Class A Common Stock were issued pursuant to the acquisition of Contempo Casuals, Inc. (See Note 2)

NOTE 5: LONG-TERM INCENTIVE PLAN

    Under the Company's long-term incentive plans (the "plans"), the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. The plans provide that the per share exercise price of an incentive stock option may not be less than the fair market value of the Company's Class A Common Stock on the date the option is granted. Options become exercisable over periods of up to five years and generally expire ten years from the date of grant or 90 days after employment or services are terminated. The plans also provide that the Company may grant restricted stock and other stock-based awards. An aggregate of 775,000 shares of the Company's Class A Common Stock may be issued pursuant to the plans. An additional 700,000 shares of the Company's Class A Common Stock may be issued pursuant to the 1996 Long-Term Incentive Plan adopted by the Company's Board of Directors on August 22, 1996 (subject to shareholder approval). As of February 1, 1997, 734,174 shares were available for future grants and 19,500 shares were exercisable.

                       THE WET SEAL, INC. AND SUBSIDIARY

  FOR THE YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995

NOTE 5: LONG-TERM INCENTIVE PLAN (CONTINUED)
    Stock option activity for each of the three years in the period ended February 1, 1997 was as follows:

                                                                  NUMBER OF       RANGE OF
                                                                   SHARES     PRICES PER SHARE
                                                                 -----------  -----------------
Outstanding at January 30, 1994................................      80,000   $   9.13 - $14.25
  Granted......................................................     575,000   $   3.00 - $ 4.75
  Canceled.....................................................     (40,000)             $ 4.13
Outstanding at January 28, 1995................................     615,000   $   3.00 - $14.25
  Granted......................................................      30,000   $   5.13 - $ 8.00
  Canceled.....................................................      (8,000)  $   3.63 - $ 4.13
  Exercised....................................................      (2,000)  $   3.63 - $ 4.13
Outstanding at February 3, 1996................................     635,000   $   3.00 - $14.25
  Granted......................................................      60,000   $  17.44 - $22.00
  Canceled.....................................................      (6,000)             $ 4.13
  Exercised....................................................    (276,500 ) $   3.00 - $14.25
                                                                 -----------
Outstanding at February 1, 1997................................     412,500   $   3.00 - $22.00
                                                                 -----------
                                                                 -----------

    The following is a summary of the weighted average exercise prices for activity during the year ended February 1, 1997:

                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                                                   EXERCISE
                                                                       SHARES        PRICE
                                                                     ----------  -------------
Outstanding at February 4, 1996....................................     635,000    $    5.12
  Options Granted (Price=Fair Value)...............................      60,000    $   20.86
  Options Exercised................................................    (276,500)   $    6.29
  Options Canceled.................................................      (6,000)   $    4.13
                                                                     ----------       ------
Outstanding at February 1, 1997....................................     412,500    $    6.64

Exercisable as of February 1, 1997.................................      19,500    $    4.40

    Additional information regarding options outstanding as of February 1, 1997 is as follows:

                                OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                   ---------------------------------------------  ------------------------
                     NUMBER                                         NUMBER
                   OUTSTANDING       WEIGHTED         WEIGHTED    EXERCISABLE   WEIGHTED
                      AS OF           AVERAGE          AVERAGE       AS OF       AVERAGE
    RANGE OF         FEB. 1,         REMAINING        EXERCISE      FEB. 1,     EXERCISE
 EXERCISE PRICES      1997       CONTRACTUAL LIFE       PRICE        1997         PRICE
-----------------  -----------  -------------------  -----------  -----------  -----------
 $ 3.00 - $ 3.63       41,000             7.36        $    3.49        8,000    $    3.63
   4.13 -   5.13      302,500             7.24             4.21       10,500         4.65
   8.00 -  17.44       24,000             9.54            13.90        1,000         8.00
  22.00 -  22.00       45,000             9.30            22.00       --           --
                   -----------             ---       -----------  -----------       -----
 $ 3.00 - $22.00      412,500             7.61        $    6.64       19,500    $    4.40

                       THE WET SEAL, INC. AND SUBSIDIARY

  FOR THE YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995

NOTE 5: LONG-TERM INCENTIVE PLAN (CONTINUED)
    A total of 276,500 non-qualified stock options were exercised during the year ended February 1, 1997, resulting in net proceeds of $1,740,000 to the Company. The Company recorded an increase to Paid-in capital of $1,827,000 related to tax benefits associated with the exercise of the non-qualified stock options.

    As of February 1, 1997, the Company has granted an aggregate of 49,826 shares of Class A Common Stock, net of forfeitures, to a group of its key employees under the performance grant award plan which was instituted pursuant to the Company's plans. Under the performance grant award plan, key employees of the Company receive Class A Common Stock in proportion to their salary. These bonus shares vest at the rate of 33.33% per year and non-vested shares are subject to forfeiture if the participant terminates employment. Compensation expense, equal to the market value of the shares as of the issue date, is being charged to earnings over the period that the employees provide service. In each of the years ended February 1, 1997, February 3, 1996 and January 28, 1995, 5,308, 1,453 and 2,106 shares, respectively, were fully vested and issued.

ADDITIONAL LONG-TERM INCENTIVE PLAN INFORMATION

    As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting; stock volatility, 65.95% in fiscal 1996 and 48.34% in fiscal 1995; risk free interest rates, 6.38% in fiscal 1996 and 5.71% in fiscal 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      FISCAL         FISCAL
                                                                       1996           1995
                                                                   -------------  ------------
Net Income                                            As reported  $  15,252,000  $  5,815,000
                                                        Pro forma  $  15,192,000  $  5,811,000

Net Income Per Common                                 As reported          $1.13         $0.47
and Equivalent Share                                    Pro forma          $1.13         $0.47

                       THE WET SEAL, INC. AND SUBSIDIARY

  FOR THE YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995

NOTE 5: LONG-TERM INCENTIVE PLAN (CONTINUED)
    The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the fiscal 1995 and fiscal 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

NOTE 6: COMMITMENTS

LEASES

    The Company leases retail stores, automobiles, computers and corporate office and warehouse facilities under operating lease agreements expiring at various times through 2007. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent ranging from 4.0% to 12%, based on sales volume over certain minimum sales levels.

    Minimum annual rental commitments under non-cancelable leases, including the new corporate office and warehouse facility lease executed at the end of fiscal 1996, are as follows:

FISCAL YEAR
ENDING:            1998....................  $42,701,000
                   1999....................   39,473,000
                   2000....................   35,903,000
                   2001....................   32,597,000
                   2002....................   27,401,000
                   Thereafter..............   58,361,000
                                             -----------
                                             $236,436,000
                                             -----------
                                             -----------

    Rental expense, including common area maintenance, was $62,391,000, $46,010,000 and $22,728,000, of which $345,000, $152,000 and $286,000 was paid as percentage rent based on sales volume, for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

EMPLOYMENT CONTRACTS

    The Company has employment contracts with two officers, which provide for minimum annual salaries, customary benefits and allowances, and incentive bonuses if specified Company earnings levels are achieved. The agreements provide these same officers with severance benefits which approximate three years' salary if the agreements are terminated without cause before expiration of their terms or if the individual's duties materially change following a change in control of the Company.

LITIGATION

    The Company is a defendant in various lawsuits arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company is of the opinion that their resolution will not likely have a material adverse effect on the Company's financial statements.

LETTERS OF CREDIT

    At February 1, 1997, the Company had outstanding letters of credit amounting to approximately $6,589,000.

                       THE WET SEAL, INC. AND SUBSIDIARY

  FOR THE YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995

NOTE 7: REVOLVING CREDIT ARRANGEMENT

    Under unsecured revolving line-of-credit arrangements with a bank, the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 1998. The cash borrowings under the arrangements bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 1.75% for the Wet Seal facility ($10,000,000) and for the Contempo Casuals facility ($20,000,000).

    The credit arrangements impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangements require that the bank approve the payment of dividends and restrict the level of capital expenditures. At February 1, 1997 and February 3, 1996, the Company was in compliance with these covenants. The Company had no borrowings outstanding under these credit arrangements at February 1, 1997 or February 3, 1996.

NOTE 8: LONG-TERM DEBT

    In June 1995, the Company entered into an unsecured five-year, $10 million term loan. The loan bears interest at the bank's prime rate plus .25% or, at the Company's option, LIBOR plus 1.75% (7.1875% at fiscal year end). The estimated annual principal payments on the loan are $2,000,000 payable in quarterly installments of $500,000 beginning October 31, 1995.

    The term loan imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the term loan requires that the bank approve the payment of dividends and restricts the level of capital expenditures. At February 1, 1997 and February 3, 1996, the Company was in compliance with these covenants.

NOTE 9: RELATED PARTY TRANSACTIONS

    Certain officers of Suzy Shier, Inc. provide management services to the Company. For these services, the officers earned in the aggregate a management fee of $250,000 during each of the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

NOTE 10: RETIREMENT PLAN

    Effective June 1, 1993, the Company established a qualified defined contribution retirement plan under the Internal Revenue Code, Section 401(k). The Wet Seal Retirement Plan (the "Plan") is available to all employees who meet the Plan's eligibility requirements. The Plan is funded by employee contributions, and additional contributions may be made by the Company at its discretion. As of February 1, 1997 the Company has not made any contributions to the Plan.

                       THE WET SEAL, INC. AND SUBSIDIARY

  FOR THE YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995

NOTE 11: ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                                  FEBRUARY 1,    FEBRUARY 3,
                                                                     1997           1996
                                                                 -------------  -------------
Reserve for self insurance.....................................  $   4,057,000  $   4,638,000
Accrued wages, bonuses and benefits............................      4,735,000      3,610,000
Combination costs..............................................      5,569,000      7,300,000
Gift certificate and credit memo liability.....................      2,331,000      1,828,000
Sales tax payable..............................................      2,348,000      1,102,000
Other..........................................................      5,024,000      4,335,000
                                                                 -------------  -------------
                                                                 $  24,064,000  $  22,813,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    In connection with the acquisition of Contempo Casuals, Inc., the Company assumed certain accruals, including the reserve for self insurance, which were estimated by the seller. The total amount of these assumed accruals may not, in fact be paid as the actual payments will be based on the future claims and losses which are actually submitted and which are related to pre-acquisition events. The combination costs of $5,569,000 consist of the estimated costs associated with the closing and/or combination of certain Contempo Casuals' facilities and operations into Wet Seal's.

NOTE 12: UNAUDITED QUARTERLY FINANCIAL DATA

    FISCAL YEAR ENDED FEBRUARY 1, 1997

                                                                                                      NET INCOME
QUARTER                                                   SALES        GROSS MARGIN    NET INCOME      PER SHARE
----------------------------------------------------  --------------  --------------  -------------  -------------
First Quarter.......................................  $   80,575,000  $   19,038,000  $     722,000    $    0.06
Second Quarter......................................      94,356,000      24,786,000      3,315,000         0.25
Third Quarter.......................................      95,571,000      26,419,000      4,194,000         0.30
Fourth Quarter......................................     104,440,000      32,510,000      7,021,000         0.51
                                                      --------------  --------------  -------------
For the year........................................  $  374,942,000  $  102,753,000  $  15,252,000    $    1.13
                                                      --------------  --------------  -------------
                                                      --------------  --------------  -------------

    FISCAL YEAR ENDED FEBRUARY 3, 1996

                                                                                                      NET INCOME
                                                                                         NET INCOME   (LOSS) PER
QUARTER                                                      SALES       GROSS MARGIN      (LOSS)        SHARE
-------------------------------------------------------  --------------  -------------  ------------  -----------
First Quarter..........................................  $   29,839,000  $   5,642,000  $   (671,000)  $   (0.05)
Second Quarter.........................................      44,883,000      8,944,000      (733,000)      (0.06)
Third Quarter..........................................      88,674,000     21,661,000     1,822,000        0.15
Fourth Quarter.........................................     103,299,000     29,822,000     5,397,000        0.43
                                                         --------------  -------------  ------------
For the Year...........................................  $  266,695,000  $  66,069,000  $  5,815,000   $    0.47
                                                         --------------  -------------  ------------
                                                         --------------  -------------  ------------

                                 EXHIBIT INDEX

 EXHIBIT NO.                                                         DESCRIPTION
-------------             -------------------------------------------------------------------------------------------------
        *3.1      --      Restated Certificate of Incorporation of the Company.

        *3.2      --      Bylaws of the Company.

        *4.1      --      Specimen Certificate of the Class A Stock, par value $.10 per share.

        *4.2      --      Specimen Certificate of the Class B Stock, par value $.10 per share.

       *10.1      --      Lease between the Company and The Irvine Company, dated March 6, 1987.

       *10.3      --      First amendment to Services Agreement between the Company and Kathy Bronstein, dated December 30,
                          1988.

     **10.3.1     --      Second amendment to Services Agreement between the Company and Kathy Bronstein, dated March 23,
                          1992.

    ***10.3.2     --      Services Agreement between the Company and Edmond Thomas, dated June 22, 1992.

   ****10.3.3     --      Third amendment to Services Agreement between the Company and Kathy Bronstein, dated November 17,
                          1994.

   ****10.3.4     --      First amendment to Services Agreement between the Company and Edmond Thomas, dated November 17,
                          1994.

   ****10.3.5     --      Fourth amendment to Services Agreement between the Company and Kathy Bronstein, dated January 13,
                          1995.

   ****10.3.6     --      Second amendment to Services Agreement between the Company and Edmond Thomas, dated January 13,
                          1995.

  *****10.3.7     --      Fifth amendment to Services Agreement between the Company and Kathy Bronstein, dated January 30,
                          1995.

  *****10.3.8     --      Sixth amendment to Services Agreement between the Company and Kathy Bronstein, dated February 2,
                          1996.

  *****10.3.9     --      Third amendment to Services Agreement between the Company and Edmond Thomas, dated February 2,
                          1996.

       *10.4      --      1990 Long-Term Incentive Plan.

      **10.5      --      Credit Agreement between the Company and Bank of America, dated as of April 20, 1992.

    ***10.5.1     --      Credit Agreement between the Company and Bank of America, dated June 23, 1993, as amended.

   ****10.5.2     --      Amendments No. 1 and No. 2 to Credit Agreement between the Company and Bank of America, dated
                          January 25, 1994 and June 1, 1994, respectively.

  *****10.5.3     --      Business Loan Agreement between the Company and Bank of America, containing Term Loan and
                          Revolving Line of Credit, dated June 30, 1995.

  *****10.5.4     --      Business Loan Agreement between the Company and Bank of America, containing Revolving Line of
                          Credit for Contempo Casuals, dated June 30, 1995.

      **10.6      --      "Key Man" life insurance policy for Kathy Bronstein.

 EXHIBIT NO.                                                         DESCRIPTION
-------------             -------------------------------------------------------------------------------------------------
       10.6.1     --      "Key Man" life insurance policy for Edmond Thomas.

     ***10.7      --      1994 Long-Term Incentive Plan.

       *10.8      --      Stock Purchase and Stock Transfer Restriction Agreement among Kathy Bronstein, Suzy Shier, Inc.
                          and the Company dated December 30, 1988.

    ****10.9      --      Indemnification Agreement between the Company and various Executives and Directors, dated January
                          3, 1995, and schedule listing all parties thereto.

        10.10     --      1996 Long-Term Incentive Plan.

   *****21.1      --      Subsidiaries of the Registrant

        23.1      --      Consent of Deloitte & Touche LLP, independent auditors.

        27.1      --      Financial Data Schedule

------------------------

    * Denotes exhibits incorporated by reference to the Company's Registration Statement File No. 33-34895.

   ** Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1993.

  *** Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

 **** Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

***** Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.