Form 10-Q
period 1997-05-03
WET SEAL INC
filed 1997-06-17
CIK 863456

                                  THE UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


                X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              ----          THE SECURITIES EXCHANGE ACT OF 1934

              ----    FOR THE QUARTERLY PERIOD ENDED MAY 3, 1997

                                          OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

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
YES X  NO
   ----  ---

    The number of shares outstanding of the registrant's Class A
Common Stock and Class B Common Stock, par value $.10 per share, at May 30, 1997 were 10,645,374 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at May 30, 1997.

                                  THE WET SEAL, INC.
                                      FORM 10-Q

                                        INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of May 3, 1997 (unaudited) and
          February 1, 1997.......................................3-4

          Statements of Operations (unaudited) for the 13 weeks
          ended May 3, 1997 and May 4, 1996........................5

          Statements of Cash Flows (unaudited) for the 13 weeks
          ended May 3, 1997 and May 4, 1996........................6

          Notes to Financial Statements..........................7-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................9-13


PART II.  OTHER INFORMATION.......................................14

          SIGNATURE PAGE..........................................15

                                  THE WET SEAL, INC.
                                    BALANCE SHEETS


                                                                     May 3,     February 1,
                                                                       1997            1997
                                                               -------------  --------------
                                                                (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $65,631,000    $71,483,000
  Marketable securities                                          24,200,000     17,700,000
  Other receivables                                               1,812,000      1,577,000
  Merchandise inventories                                        30,271,000     22,589,000
  Prepaid expenses, including $5,500,000
   of prepaid rent as of May 3, 1997                              6,200,000              -
  Deferred tax charges                                              693,000        693,000
                                                              -------------  -------------
   Total current assets                                         128,807,000    114,042,000
                                                              -------------  -------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Leasehold improvements                                         55,871,000     55,429,000
  Furniture, fixtures and equipment                              22,094,000     21,742,000
  Leasehold rights                                                3,342,000      3,342,000
  Construction in progress                                        1,324,000          2,000
                                                              -------------  -------------
                                                                 82,631,000     80,515,000
  Less accumulated depreciation                                 (50,072,000)   (47,285,000)
                                                              -------------  -------------
   Net equipment and leasehold improvements                      32,559,000     33,230,000
                                                              -------------  -------------

OTHER ASSETS:
  Deferred tax charges and other assets                           6,916,000      6,914,000
  Goodwill, net of accumulated amortization of
   $577,000 and $566,000 as of May 3, 1997
   and February 1, 1997, respectively                               555,000        566,000
                                                              -------------  -------------
    Total other assets                                            7,471,000      7,480,000
                                                              -------------  -------------
                                                               $168,837,000   $154,752,000
                                                              -------------  -------------
                                                              -------------  -------------




                                  THE WET SEAL, INC.
                                    BALANCE SHEETS

                                                                MAY 3,    FEBRUARY 1,
                                                                 1997           1997
                                                         --------------  --------------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $41,426,000    $26,035,000
  Accrued liabilities                                      19,851,000     24,064,000
  Income taxes payable                                      1,984,000      2,152,000
  Current portion of long-term debt                         2,000,000      2,000,000
                                                        -------------   ------------
   Total current liabilities                               65,261,000     54,251,000
                                                        -------------   ------------

LONG-TERM LIABILITIES:
  Long-term debt                                            2,764,000      3,264,000
  Deferred rent                                             6,177,000      6,117,000
                                                        -------------   ------------
   Total long-term liabilities                              8,941,000      9,381,000
                                                        -------------   ------------
   Total liabilities                                       74,202,000     63,632,000
                                                        -------------   ------------


STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, authorized
   2,000,000 shares; none issued and outstanding               -               -
  Common Stock, Class A, $.10 par value,
   authorized 20,000,000 shares;
   10,628,874 shares issued and outstanding
   at May 3, 1997 and February 1, 1997, respectively        1,063,000      1,063,000
  Common Stock, Class B Convertible, $.10 par value,
   authorized 10,000,000 shares;
   2,912,665 shares issued and outstanding
   at May 3, 1997 and February 1, 1997, respectively          291,000        291,000
  Paid-in capital                                          56,596,000     56,596,000
  Retained earnings                                        36,685,000     33,170,000
                                                        -------------   ------------
   Total stockholders' equity                              94,635,000     91,120,000
                                                        -------------   ------------
                                                         $168,837,000   $154,752,000
                                                        -------------   ------------
                                                        -------------   ------------



                                  THE WET SEAL, INC.
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                                     13 WEEKS ENDED
                                                        ----------------------------------
                                                                MAY 3,              MAY 4,
                                                                 1997                1996
                                                        -------------      ---------------
SALES                                                     $95,563,000         $80,575,000

COST OF SALES (including buying, distribution
 and occupancy costs)                                      70,122,000          61,537,000
                                                         ------------        ------------
GROSS MARGIN                                               25,441,000          19,038,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                20,197,000          18,264,000

INTEREST INCOME, NET                                         (714,000)           (477,000)
                                                         ------------        ------------

NET OPERATING EXPENSES                                     19,483,000          17,787,000
                                                         ------------        ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                    5,958,000           1,251,000

PROVISION FOR INCOME TAXES                                  2,443,000             529,000
                                                         ------------        ------------

NET INCOME                                                 $3,515,000            $722,000
                                                         ------------        ------------
                                                         ------------        ------------

NET INCOME PER SHARE                                            $0.25               $0.06
                                                         ------------        ------------
                                                         ------------        ------------

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                     13,832,051          12,497,842
                                                         ------------        ------------
                                                         ------------        ------------



                                  THE WET SEAL, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                                    13 WEEKS ENDED
                                                                          -------------------------------
                                                                               MAY 3,              MAY 4,
                                                                                1997                1996
                                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $3,515,000            $722,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                         2,798,000           3,178,000
     Loss on disposal of equipment and leasehold improvements                  -                   2,000
     Changes in operating assets and liabilities:
      (Increase) decrease in:
      Other receivables                                                     (235,000)            442,000
      Merchandise inventories                                             (7,682,000)         (8,431,000)
      Prepaid expenses                                                    (6,200,000)         (5,045,000)
      Other assets                                                            (2,000)             22,000
      (Decrease) increase in:
      Accounts payable and accrued liabilities                            11,178,000          13,910,000
      Income taxes payable                                                  (168,000)         (2,965,000)
      Deferred rent                                                           60,000             211,000
                                                                         -----------         -----------
       Total adjustments                                                    (251,000)          1,324,000
                                                                         -----------         -----------
Net cash provided by operating activities                                  3,264,000           2,046,000
                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                              4,000,000                -
  Investment in equipment and leasehold improvements                      (2,116,000)         (2,356,000)
  Investment in marketable securities                                    (10,500,000)               -
                                                                         -----------         -----------
  Net cash used in investing activities                                   (8,616,000)         (2,356,000)
                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                      (500,000)           (500,000)
  Proceeds from issuance of stock                                               -                 27,000
                                                                         -----------         -----------
  Net cash used in financing activities                                     (500,000)           (473,000
                                                                         -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (5,852,000)           (783,000)

CASH AND CASH EQUIVALENTS,beginning of period                             71,483,000          57,153,000
                                                                         -----------         -----------

CASH AND CASH EQUIVALENTS,end of period                                  $65,631,000         $56,370,000
                                                                         -----------         -----------
                                                                         -----------         -----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                 $98,000            $172,000
    Income taxes                                                           2,611,000           3,494,000




                                  THE WET SEAL, INC.
                            NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

    The information set forth in these financial statements is unaudited except for the February 1, 1997 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 3, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report for the year ended February 1, 1997.

    Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc.


NOTE 2 - LINE OF CREDIT AND LOAN PAYABLE TO BANK:

    Under an unsecured revolving line-of-credit arrangement with a bank, the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 1998. The cash borrowings under the arrangement bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 1.75%. As of May 3, 1997, the Company had no borrowings outstanding under the credit arrangement.

    In June 1995, the Company entered into an unsecured five-year, $10 million term loan. The loan bears interest at the bank's prime rate plus .25% or, at the Company's option, LIBOR plus 1.75%. The estimated annual principal payments on the loan are $2,000,000 payable in quarterly installments of $500,000 which commenced October 31, 1995. As of May 3, 1997, the loan has a remaining outstanding balance of $4,764,000.

    The credit arrangement and the term loan impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement and the term loan require that the bank approve the payment of dividends and restrict the level of capital expenditures. At May 3, 1997, the Company was in compliance with these covenants.


NOTE 3 - EARNINGS PER COMMON SHARE:

    Earnings per common share are based on the weighted average number of common and common stock equivalent shares outstanding, if dilutive, during the periods.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the periods ended May 3, 1997 and May 4, 1996, the amount reported as net income per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

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

    As of May 3, 1997 the Company operated 363 stores as compared to 362 stores as of May 4, 1996, the end of the first quarter of fiscal 1996. The Company opened eleven stores during the period from May 5, 1996 to May 3, 1997 and closed ten stores.

    Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc.

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the Notes related thereto.


RESULTS OF OPERATIONS

THE 13 WEEKS ENDED MAY 3, 1997 (FIRST QUARTER OF FISCAL 1997) AS COMPARED TO THE 13 WEEKS ENDED MAY 4, 1996 (FIRST QUARTER OF FISCAL 1996)

    Sales in the first quarter of fiscal 1997 were $95,563,000 compared to sales in the first quarter of fiscal 1996 of $80,575,000, an increase of $14,988,000 or 18.6%. The dollar increase in sales was primarily due to an increase of 14.7% in comparable store sales. Comparable store sales are defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year. The comparable store sales increase is due in part to the increase in inventory levels

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

compared to prior year. Inventory levels were considered to be below plan in prior year. Further contributing to the sales increases were the opening of eleven new stores with a higher sales productivity per store than the ten closed stores.

    Cost of sales, including buying, distribution and occupancy costs, was $70,122,000 in the first quarter of fiscal 1997 compared to $61,537,000 in the first quarter of fiscal 1996, an increase of $8,585,000. The dollar increase in cost of sales was due to the increase in sales. As a percentage of sales, cost of sales decreased from 76.4% in the first quarter of fiscal 1996 to 73.4% in the first quarter of fiscal 1997, a decrease of 3.0%. This decrease in cost of sales as a percentage of sales was related to a decrease in occupancy costs as a percentage of sales of 3.9%, offset slightly by an increase in the cost of merchandise. The decrease in occupancy costs was associated primarily with the improved leverage in fixed costs which was due to the increase in comparable store sales as well as a decrease in depreciation due to the impact of fully depreciated assets. The increase in the cost of merchandise was due to an increase in markdowns in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. Markdowns in the first quarter of fiscal 1996 were low due to inventory levels that were below plan.

    Selling, general and administrative expense was $20,197,000 in the first quarter of fiscal 1997 compared to $18,264,000 in the first quarter of fiscal 1996, an increase of $1,933,000 or 10.6%. The dollar increase in selling, general and administrative expense was related to the increase in sales. As a percentage of sales, selling, general and administrative expense decreased from 22.7% in the first quarter of fiscal 1996 to 21.1% in the first quarter of fiscal 1997, a decrease of 1.6%. The decrease as a percentage of sales was related to the leverage of the fixed components of this expense, primarily store wages, as a result of the increase in comparable store sales.

         Interest income, net, was $714,000 in the first quarter of fiscal 1997 compared to $477,000 in the first quarter of fiscal 1996, an increase of $237,000. The increase was due to an increase in the average cash balance invested in the current year period as compared to the prior year.

    Income tax provision was $2,443,000 in the first quarter of fiscal 1997 compared to $529,000 in the first quarter of fiscal 1996. The effective tax rate was 41.0% compared to 42.3% in the prior year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

    Due to the factors noted above, net income was $3,515,000 in the first quarter of fiscal 1997 compared to $722,000 in the first quarter of fiscal 1996. As a percentage of sales, net income was 3.7% in the first quarter of fiscal 1997 compared to 0.9% in the first quarter of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

    Working capital at May 3, 1997 was $63,546,000 compared to $59,791,000 at February 1, 1997, an increase of $3,755,000. The Company's primary source of working capital has historically been cash flows from operating activities. Net cash flows provided by operating activities for the first quarter of fiscal 1997 was $3,264,000 compared to $2,046,000 for the first quarter of fiscal 1996. Inventory increased $7,682,000 at May 3, 1997 compared to the fiscal year end due to the seasonal nature of the business; inventory levels are typically at a low point at year end. The increase in accounts payable and accrued liabilities of $11,178,000 more than offset this increase in inventory due to the terms of the payments in relation to the receipt of the inventory.

    In the first quarter of fiscal 1997, the Company invested $2,116,000 in equipment and leasehold improvements. These expenditures related primarily to the one store opened in the first quarter of fiscal 1997 along with construction in progress for additional new and remodeled stores. The Company currently estimates that the capital expenditures for the remainder of fiscal 1997 will be approximately $28,000,000. These planned expenditures relate primarily to store openings and remodels as well as a new corporate office and distribution center.

    Under an unsecured revolving line-of-credit arrangement with a bank, the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 1998. The cash borrowings under the arrangement bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 1.75%. As of May 3, 1997, the Company had no borrowings outstanding under the credit arrangement.

    In June 1995, the Company entered into an unsecured five-year, $10 million term loan. The loan bears interest at the bank's prime rate plus .25% or, at the Company's option, LIBOR plus 1.75%. The estimated annual principal payments on the loan are $2,000,000 payable in quarterly installments of $500,000 which commenced October 31, 1995. As of May 3, 1997, the loan

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

has a remaining outstanding balance of $4,764,000.

    The credit arrangement and the term loan impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement and the term loan require that the bank approve the payment of dividends and restrict the level of capital expenditures. At May 3, 1997, the Company was in compliance with these covenants.

    The Company invests its excess funds primarily in a short-term investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes the Company's working capital and cash flows from operating activities will be sufficient to meet operating and capital requirements in the foreseeable future.


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


STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

    Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

cause actual results to differ materially from those in the forward looking statements, including, without limitation, the retention by the Company of suppliers for both brand name and Company-developed merchandise, the ability of the Company to expand and to continue to increase comparable store sales, the sufficiency of the Company's working capital and cash flows from operating activities, a decline in demand for the merchandise offered by the Company, the ability of the Company to locate and obtain acceptable store sites and lease terms or renew existing leases, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to hire and train employees, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, management's ability to manage the Company's expansion, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers.


NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the periods ended May 3, 1997 and May 4, 1996, the amount reported as net income per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

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

                                        The Wet Seal, Inc.
                                        (Registrant)



    Date:  JUNE 13, 1997                   /S/KATHY BRONSTEIN
         ---------------------------     ---------------------------
                                         Kathy Bronstein
                                         Vice Chairman and Chief
                                         Executive Officer
                                         (Principal Executive
                                         Officer)


    Date:  JUNE 13, 1997                   /S/EDMOND THOMAS
         ---------------------------     ---------------------------
                                         Edmond Thomas
                                         President and
                                         Chief Operating Officer


    Date:  JUNE 13, 1997                   /S/ANN CADIER KIM
         ---------------------------     ---------------------------
                                         Ann Cadier Kim
                                         Vice President of Finance
                                         and Chief Financial
                                         Officer (Principal
                                         Financial and Accounting
                                         Officer)