Form 10-Q
period 1997-08-02
WET SEAL INC
filed 1997-09-16
CIK 863456

                                THE UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1997

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_  NO ___

     The number of shares outstanding of the registrant's Class A Common Stock, par value $.10 per share, and Class B Common Stock, par value $.10 per share, at September 12, 1997 were 10,644,874 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at September 12, 1997.

                               THE WET SEAL, INC.
                                    FORM 10-Q

                                      INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of August 2, 1997 (unaudited) and
          February 1, 1997................................................3-4

          Statements of Operations (unaudited) for the 13 and
          26 weeks ended August 2, 1997 and August 3, 1996..................5

          Statements of Cash Flows (unaudited) for the
          26 weeks ended August 2, 1997 and August 3, 1996..................6

          Notes to Financial Statements...................................7-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................9-15


PART II.  OTHER INFORMATION................................................16

          SIGNATURE PAGE...................................................17

                               THE WET SEAL, INC.
                                 BALANCE SHEETS

                                                                                 AUGUST 2,         FEBRUARY 1,
                                                                                     1997                1997
                                                                              ------------        ------------
                                                                               (UNAUDITED)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $ 53,842,000        $ 71,483,000
  Marketable securities                                                         28,765,000          17,700,000
  Other receivables                                                              2,158,000           1,577,000
  Merchandise inventories                                                       32,296,000          22,589,000
  Prepaid expenses, including $5,538,000
    of prepaid rent as of August 2, 1997                                         7,002,000                   -
  Deferred tax charges                                                             693,000             693,000
                                                                              ------------        ------------
    Total current assets                                                       124,756,000         114,042,000
                                                                              ------------        ------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Leasehold improvements                                                        61,580,000          55,429,000
  Furniture, fixtures and equipment                                             25,270,000          21,742,000
  Leasehold rights                                                               3,342,000           3,342,000
  Construction in progress                                                         257,000               2,000
                                                                              ------------        ------------
                                                                                90,449,000          80,515,000
  Less accumulated depreciation                                                (52,922,000)        (47,285,000)
                                                                              ------------        ------------
    Net equipment and leasehold improvements                                    37,527,000          33,230,000
                                                                              ------------        ------------

OTHER ASSETS:
  Deferred tax charges and other assets                                          6,918,000           6,914,000
    Goodwill, net of accumulated amortization of
     $589,000 and $566,000 as of August 2, 1997
     and February 1, 1997, respectively                                            543,000             566,000
                                                                              ------------        ------------
      Total other assets                                                         7,461,000           7,480,000
                                                                              ------------        ------------
                                                                              $169,744,000        $154,752,000
                                                                              ------------        ------------
                                                                              ------------        ------------

See accompanying notes to financial statements

                               THE WET SEAL, INC.
                                 BALANCE SHEETS

                                                                                 AUGUST 2,         FEBRUARY 1,
                                                                                     1997                1997
                                                                              ------------        ------------
                                                                               (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                             $39,323,000         $26,035,000
  Accrued liabilities                                                           21,682,000          24,064,000
  Income taxes payable                                                                   -           2,152,000
  Current portion of long-term debt                                              2,000,000           2,000,000
                                                                              ------------        ------------
    Total current liabilities                                                   63,005,000          54,251,000
                                                                              ------------        ------------

LONG-TERM LIABILITIES:
  Long-term debt                                                                 2,264,000           3,264,000
  Deferred rent                                                                  6,248,000           6,117,000
                                                                              ------------        ------------
    Total long-term liabilities                                                  8,512,000           9,381,000
                                                                              ------------        ------------
    Total liabilities                                                           71,517,000          63,632,000
                                                                              ------------        ------------


STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, authorized
    5,000,000 shares; none issued and outstanding                                        -                   -
  Common Stock, Class A, $.10 par value,
    authorized 50,000,000 shares;
    10,644,874 and 10,628,874 shares issued and outstanding
    at August 2, 1997 and February 1, 1997, respectively                         1,064,000           1,063,000
  Common Stock, Class B Convertible, $.10 par value,
    authorized 10,000,000 shares;
    2,912,665 shares issued and outstanding
    at August 2, 1997 and February 1, 1997, respectively                           291,000             291,000
  Paid-in capital                                                               56,770,000          56,596,000
  Retained earnings                                                             40,102,000          33,170,000
                                                                              ------------        ------------
    Total stockholders' equity                                                  98,227,000          91,120,000
                                                                              ------------        ------------
                                                                              $169,744,000        $154,752,000
                                                                              ------------        ------------
                                                                              ------------        ------------

See accompanying notes to financial statements

                               THE WET SEAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    13 WEEKS ENDED                          26 WEEKS ENDED
                                                           -------------------------------        --------------------------------
                                                             AUGUST 2,           AUGUST 3,           AUGUST 2,           AUGUST 3,
                                                                  1997                1996                1997                1996
                                                           -----------         -----------        ------------        ------------
SALES                                                      $94,254,000         $94,356,000        $189,817,000        $174,931,000

COST OF SALES (INCLUDING BUYING, DISTRIBUTION
  AND OCCUPANCY COSTS)                                      68,917,000          69,570,000         139,039,000         131,107,000
                                                           -----------         -----------        ------------        ------------
GROSS MARGIN                                                25,337,000          24,786,000          50,778,000          43,824,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                 20,470,000          19,695,000          40,667,000          37,959,000

INTEREST INCOME, NET                                          (990,000)           (605,000)         (1,704,000)         (1,082,000)
                                                           -----------         -----------        ------------        ------------
NET OPERATING EXPENSES                                      19,480,000          19,090,000          38,963,000          36,877,000
                                                           -----------         -----------        ------------        ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                     5,857,000           5,696,000          11,815,000           6,947,000

PROVISION FOR INCOME TAXES                                   2,440,000           2,381,000           4,883,000           2,910,000
                                                           -----------         -----------        ------------        ------------
NET INCOME                                                 $ 3,417,000         $ 3,315,000        $  6,932,000        $  4,037,000
                                                           -----------         -----------        ------------        ------------
                                                           -----------         -----------        ------------        ------------
NET INCOME PER SHARE                                       $      0.25         $      0.25        $       0.50        $       0.31
                                                           -----------         -----------        ------------        ------------
                                                           -----------         -----------        ------------        ------------
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                      13,851,502          13,528,612          13,839,357          13,194,191
                                                           -----------         -----------        ------------        ------------
                                                           -----------         -----------        ------------        ------------

See accompanying notes to financial statements

                               THE WET SEAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        26 WEEKS ENDED
                                                                              --------------------------------
                                                                                 AUGUST 2,           AUGUST 3,
                                                                                      1997                1996
                                                                              ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  6,932,000        $  4,037,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                              5,660,000           6,236,000
      Loss on disposal of equipment and leasehold improvements                           -               2,000
      Changes in operating assets and liabilities:
       (Increase) decrease in:
        Other receivables                                                         (581,000)           (345,000)
        Merchandise inventories                                                 (9,707,000)        (12,961,000)
        Prepaid expenses                                                        (7,002,000)         (4,974,000)
        Other assets                                                                (4,000)             20,000
        (Decrease) increase in:
        Accounts payable and accrued liabilities                                10,906,000          21,558,000
        Income taxes payable                                                    (2,152,000)         (3,246,000)
        Deferred rent                                                              131,000             457,000
                                                                              ------------        ------------
          Total adjustments                                                     (2,749,000)          6,747,000
                                                                              ------------        ------------
  Net cash provided by operating activities                                      4,183,000          10,784,000
                                                                              ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                                   11,000,000                   -
  Investment in equipment and leasehold improvements                            (9,934,000)         (3,427,000)
  Investment in marketable securities                                          (22,065,000)                  -
                                                                              ------------        ------------
  Net cash used in investing activities                                        (20,999,000)         (3,427,000)
                                                                              ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                          (1,000,000)         (2,736,000)
  Proceeds from issuance of stock                                                  175,000          16,115,000
                                                                              ------------        ------------
  Net cash (used in) provided by financing activities                             (825,000)         13,379,000
                                                                              ------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (17,641,000)         20,736,000

CASH AND CASH EQUIVALENTS, beginning of period                                  71,483,000          57,153,000
                                                                              ------------        ------------
CASH AND CASH EQUIVALENTS, end of period                                      $ 53,842,000        $ 77,889,000
                                                                              ------------        ------------
                                                                              ------------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                      $186,000            $316,000
    Income taxes                                                                 8,401,000           6,155,000

SCHEDULE OF NONCASH TRANSACTIONS:
  During the twenty-six weeks ended August 3, 1996, the Company reduced certain estimated liabilities assumed in connection with the acquisition of Contempo Casuals. As a result, a reduction in accounts payable of $1,481,000 was recorded with a corresponding reduction in fixed assets.

See accompanying notes to financial statements

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

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included.
The results of operations for the 13 and 26 weeks ended August 2, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report for the year ended February 1, 1997.

     Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc. forming one legal entity.


NOTE 2 - LINE OF CREDIT AND LOAN PAYABLE TO BANK:

     Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 1998. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.75%. As of August 2, 1997, the Company had no borrowings outstanding under the credit arrangement.

     In June 1995, the Company entered into an unsecured five-year, $10 million term loan. The loan bears interest at Bank of America's prime rate plus .25% or, at the Company's option, LIBOR plus 1.75%. The estimated annual principal payments on the loan are $2,000,000 payable in quarterly installments of $500,000 which commenced October 31, 1995. As of August 2, 1997, the loan has a remaining outstanding balance of $4,264,000.

     The credit arrangement and the term loan impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement and the term loan require that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At August 2, 1997, the Company was in compliance with these covenants.


NOTE 3 - EARNINGS PER COMMON SHARE:

     Earnings per common share are based on the weighted average number of common and common stock equivalent shares outstanding, if dilutive, during the periods.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the periods ended August 2, 1997 and August 3, 1996, the amount reported as net income per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and as of September 12, 1997 operates 367 retail stores in 34 states and Puerto Rico under the names "Wet Seal", "Contempo Casuals", "Limbo Lounge" and "Next". The Company sells moderately priced, fashionable, casual apparel and accessory items designed for consumers with a young, active lifestyle.

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

     As of August 2, 1997 the Company operated 368 stores as compared to 364 stores as of August 3, 1996, the end of the second quarter of fiscal 1996. The Company opened 14 stores during the period from August 4, 1996 to August 2, 1997 and closed ten stores.

     Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc. forming one legal entity. For financial reporting purposes, Wet Seal and Contempo Casuals have been reported on a consolidated basis since the original acquisition on July 1, 1995.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the Notes related thereto.


RESULTS OF OPERATIONS

THE 13 WEEKS ENDED AUGUST 2, 1997 (SECOND QUARTER OF FISCAL 1997) AS COMPARED TO THE 13 WEEKS ENDED AUGUST 3, 1996 (SECOND QUARTER OF FISCAL 1996)

     Sales in the second quarter of fiscal 1997 were $94,254,000 compared to sales in the second quarter of fiscal 1996 of $94,356,000, a decrease of $102,000 or 0.1%. The dollar decrease in sales was primarily due to a decrease of 1.6% in comparable store sales. Comparable store sales are defined as sales in

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

stores that were open throughout the full fiscal year and throughout the full prior fiscal year. The decrease in comparable store sales was offset somewhat by the opening of 14 new stores with a higher sales productivity per store than the ten closed stores.

     Cost of sales, including buying, distribution and occupancy costs, was $68,917,000 in the second quarter of fiscal 1997 compared to $69,570,000 in the second quarter of fiscal 1996, a decrease of $653,000. The dollar decrease in cost of sales was due primarily to a decrease in the cost of merchandise. As a percentage of sales, cost of sales decreased from 73.7% in the second quarter of fiscal 1996 to 73.1% in the second quarter of fiscal 1997, a decrease of 0.6%. This decrease in cost of sales as a percentage of sales was related to a decrease in the cost of merchandise as a percentage of sales of 0.7% and a decrease in distribution costs as a percentage of sales of 0.4%, offset somewhat by an increase in occupancy costs of 0.4% and an increase in buying costs of 0.1%. The decrease in the cost of merchandise was due to a decrease in the provision for inventory shrink in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996, offset somewhat by an increase in markdowns. The decrease in distribution costs was due to a decrease in the number of units processed for the quarter due to a reduction in receipts resulting from slower than planned sales early in the second quarter. The increase in occupancy costs was associated primarily with the reduced leverage in fixed costs which was due to the decrease in comparable store sales.

    Selling, general and administrative expense was $20,470,000 in the second quarter of fiscal 1997 compared to $19,695,000 in the second quarter of fiscal 1996, an increase of $775,000 or 3.9%. The dollar increase in selling, general and administrative expense was primarily due to an increase in store wages. As a percentage of sales, selling, general and administrative expense increased from 20.9% in the second quarter of fiscal 1996 to 21.7% in the second quarter of fiscal 1997, an increase of 0.8%. The increase as a percentage of sales was related to the reduced leverage of the fixed components of this expense, primarily store wages, as a result of the decrease in comparable store sales.

    Interest income, net, was $990,000 in the second quarter of fiscal 1997 compared to $605,000 in the second quarter of fiscal 1996, an increase of $385,000. The increase was due to an increase in the average cash balance invested in the current year period as compared to the prior year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

    Income tax provision was $2,440,000 in the second quarter of fiscal 1997 compared to $2,381,000 in the second quarter of fiscal 1996. The effective tax rate was 41.7% compared to 41.8% in the prior year.

    Due to the factors noted above, net income was $3,417,000 in the second quarter of fiscal 1997 compared to $3,315,000 in the second quarter of fiscal 1996. As a percentage of sales, net income was 3.6% in the second quarter of fiscal 1997 compared to 3.5% in the second quarter of fiscal 1996.

THE 26 WEEKS ENDED AUGUST 2, 1997 (SECOND QUARTER YEAR TO DATE OF FISCAL
1997) AS COMPARED TO THE 26 WEEKS ENDED AUGUST 3, 1996 (SECOND QUARTER YEAR TO DATE OF FISCAL 1996)

    Sales in the 26 weeks ended August 2, 1997 were $189,817,000 compared to sales in the 26 weeks ended August 3, 1996 of $174,931,000, an increase of $14,886,000 or 8.5%. The dollar increase in sales was primarily due to an increase of 6.1% in comparable store sales. Further contributing to the sales increase was the opening of 14 new stores with a higher sales productivity per store than the ten closed stores.

    Cost of sales, including buying, distribution and occupancy costs, was $139,039,000 in the second quarter year to date of fiscal 1997 compared to $131,107,000 in the second quarter year to date of fiscal 1996, an increase of $7,932,000 or 6.1%. The dollar increase in cost of sales was due primarily to the increase in sales. As a percentage of sales, cost of sales decreased from 74.9% in the second quarter year to date of fiscal 1996 to 73.2% in the second quarter year to date of fiscal 1997, a decrease of 1.7%. This decrease in cost of sales as a percentage of sales was related primarily to a decrease in occupancy costs of 1.6% and a decrease in distribution costs of 0.1%. The decrease in occupancy costs was associated primarily with a decrease in depreciation resulting from the impact of fully depreciable assets. This is somewhat offset by the increase in the average depreciation for new and remodeled stores as compared to the depreciation for the acquired Contempo Casuals stores as a result of the favorable acquisition price.

    Selling, general and administrative expense was $40,667,000 in the second quarter year to date of fiscal 1997 compared to $37,959,000 in the second quarter year to date of fiscal 1996, an increase of $2,708,000 or 7.1%. The dollar increase in selling, general and administrative expense was related to the increase in sales. As a percentage of sales, selling, general and

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

administrative expense decreased from 21.7% in the second quarter year to date of fiscal 1996 to 21.4% in the second quarter year to date of fiscal 1997, a decrease year to date of 0.3%. The slight decrease as a percentage of sales was related to the leverage of the fixed components of this expense, as a result of the increase in comparable store sales.

    Interest income, net, was $1,704,000 in the second quarter year to date of fiscal 1997 compared to $1,082,000 in the second quarter year to date of fiscal 1996, an increase of $622,000. The increase was due primarily to an increase in the average cash balance invested in the current year period as compared to the prior year.

    Income tax provision was $4,883,000 in the second quarter year to date of fiscal 1997 compared to $2,910,000 in the second quarter year to date of fiscal 1996. The effective tax rate was 41.3% compared to 41.9% in the prior year.

    Net income was $6,932,000 in the second quarter year to date of fiscal 1997 compared to $4,037,000 in the second quarter year to date of fiscal 1996. As a percentage of sales, net income was 3.7% in the second quarter year to date of fiscal 1997 compared to 2.3% in the second quarter year to date of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

    Working capital at August 2, 1997 was $61,751,000 compared to $59,791,000 at February 1, 1997, an increase of $1,960,000. The Company's primary source of working capital has historically been cash flows from operating activities. Net cash flows provided by operating activities for the 26 weeks ended August 2, 1997 was $4,183,000 compared to $10,784,000 for the 26 weeks ended August 3, 1996. Inventory increased $9,707,000 at August 2, 1997 compared to the fiscal year end due to the seasonal nature of the business; inventory levels are typically at a low point at year end. The increase in accounts payable and accrued liabilities of $10,906,000 more than offset this increase in inventory due to the terms of the payments in relation to the receipt of the inventory.

    In the second quarter year to date of fiscal 1997, the Company invested $9,934,000 in equipment and leasehold improvements. These expenditures related primarily to the seven stores opened and the 15 stores remodeled in the first and second quarters of fiscal 1997 along with construction in progress for additional new and remodeled stores. The Company currently

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

estimates that the capital expenditures for the remainder of fiscal 1997 will be approximately $20,000,000. These planned expenditures relate primarily to store openings and remodeling of existing stores as well as a new corporate office and distribution center.

    Under an unsecured revolving line-of-credit arrangement with Bank of America, the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 1998. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.75%. As of August 2, 1997, the Company had no borrowings outstanding under the credit arrangement.

    In June 1995, the Company entered into an unsecured five-year, $10 million term loan. The loan bears interest at Bank of America's prime rate plus .25% or, at the Company's option, LIBOR plus 1.75%. The estimated annual principal payments on the loan are $2,000,000 payable in quarterly installments of $500,000 which commenced October 31, 1995. As of August 2, 1997, the loan has a remaining outstanding balance of $4,264,000.

    The credit arrangement and the term loan impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement and the term loan require that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At August 2, 1997, the Company was in compliance with these covenants.

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


SEASONALITY AND QUARTERLY OPERATING RESULTS

    The Company's business is seasonal by nature with the Christmas season (beginning the week of Thanksgiving and ending the first Saturday after Christmas) and the back-to-school season (beginning the last week of July and ending the first week of September) historically accounting for the largest percentage of sales volume. In the Company's three previous fiscal years, the Christmas and back-to-school seasons together accounted for an average of approximately 32% of the Company's annual sales, after

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

adjusting for sales increases related to new stores. The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.


STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

    Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the retention by the Company of suppliers for both brand name and Company-developed merchandise, the ability of the Company to expand and to increase comparable store sales, the sufficiency of the Company's working capital and cash flows from operating activities, a decline in demand for the merchandise offered by the Company, the ability of the Company to locate and obtain acceptable store sites and lease terms or renew existing leases, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to hire and train employees, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, management's ability to manage the Company's expansion, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers. The Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.


NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the periods ended August 2, 1997 and August 3, 1996, the amount reported as net income per common and common equivalent share is not materially different than that which

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

ITEM 2 - CHANGES IN SECURITIES.  Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company held its most recent annual meeting on June 17, 1997. Class A shares are entitled to one vote per share. Class B shares are entitled to two votes per share. At this meeting, the Company's shareholders elected George H. Benter, Jr., Kathy Bronstein, Stephen Gross, Walter F. Loeb, Wilfred Posluns, Gerald Randolph, Alan Siegel, Irving Teitelbaum and Edmond Thomas to the Board of Directors with an affirmative vote of at least 9,168,980 Class A shares and 2,912,665 Class B shares for each director, with no more than 99,309 Class A shares voting against any director. The shareholders ratified the proposal to increase the number of authorized shares with an affirmative vote of 3,116,366 Class A shares and 2,912,665 Class B shares, with 3,878,430 Class A shares voting against. The shareholders ratified and approved the 1996 Long-Term Incentive Plan with an affirmative vote of 3,563,964 Class A shares and 2,912,665 Class B shares, with 3,450,693 Class A shares voting against. The shareholders also ratified the Company's selection of Deloitte & Touche LLP as the independent certified public accountants for the fiscal year ending January 31, 1998 with an affirmative vote of 9,245,094 Class A shares and 2,912,665 Class B shares, with 3,808 Class A shares voting against. The proposal to divide the board of directors into three classes did not pass, as it received an affirmative vote of 1,481,616 Class A shares and 2,912,665 Class B shares, while 5,512,946 Class A shares voted against the proposal. The proposal to require a 75% approval rate for business combinations also did not pass, as it received an affirmative vote of 1,347,783 Class A shares and 2,912,665 Class B shares, while 5,647,651 Class A shares voted against the proposal.

ITEM 5 - OTHER INFORMATION.  Not Applicable

ITEM 6(a) - EXHIBITS.  Not Applicable

ITEM 6(b) - REPORTS ON FORM 8-K.  Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Wet Seal, Inc.
                                        (Registrant)



Date: September 12, 1997                  /S/KATHY BRONSTEIN
                                        --------------------------------------
                                        Kathy Bronstein
                                        Vice Chairman and Chief Executive
                                        Officer (Principal Executive Officer)


Date: September 12, 1997                  /S/EDMOND THOMAS
                                        --------------------------------------
                                        Edmond Thomas
                                        President and
                                        Chief Operating Officer


Date: September 12, 1997                  /S/ANN CADIER KIM
                                        --------------------------------------
                                        Ann Cadier Kim
                                        Vice President of Finance
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)