Form 10-Q
period 1997-11-01
WET SEAL INC
filed 1997-12-16
CIK 863456

                                THE UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
----------             THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
----------             THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18632

                               THE WET SEAL, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                              33-0415940
(State of Incorporation)          (I.R.S. Employer Identification No.)


             64 FAIRBANKS
          IRVINE, CALIFORNIA                              92618
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

     The number of shares outstanding of the registrant's Class A Common Stock, par value $.10 per share, and Class B Common Stock, par value $.10 per share, at December 5, 1997 were 10,644,874 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at December 5, 1997.

                               THE WET SEAL, INC.
                                    FORM 10-Q

                                      INDEX




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of November 1, 1997 (unaudited)
          and February 1, 1997..............................................3-4

          Statements of Operations (unaudited) for the 13
          and 39 weeks ended November 1, 1997 and
          November 2, 1996....................................................5

          Statements of Cash Flows (unaudited) for the
          39 weeks ended November 1, 1997 and
          November 2, 1996....................................................6

          Notes to Financial Statements.....................................7-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................9-15


PART II.  OTHER INFORMATION..................................................16

          SIGNATURE PAGE.....................................................17

                               THE WET SEAL, INC.
                                 BALANCE SHEETS


                                                    NOVEMBER 1,    FEBRUARY 1,
                                                           1997           1997
                                                  -------------  -------------
                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                          $44,616,000    $71,483,000
 Marketable securities                               39,243,000     17,700,000
 Other receivables                                    3,508,000      1,577,000
 Merchandise inventories                             28,066,000     22,589,000
 Prepaid expenses, including $5,558,000
  of prepaid rent as of November 1, 1997              6,427,000          -
 Deferred tax charges                                   693,000        693,000
                                                  -------------  -------------
  Total current assets                              122,553,000    114,042,000
                                                  -------------  -------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
 Leasehold improvements                              66,454,000     55,429,000
 Furniture, fixtures and equipment                   27,386,000     21,742,000
 Leasehold rights                                     3,692,000      3,342,000
 Construction in progress                             1,606,000          2,000
                                                  -------------  -------------
                                                     99,138,000     80,515,000
 Less accumulated depreciation                      (55,755,000)   (47,285,000)
                                                  -------------  -------------
  Net equipment and leasehold improvements           43,383,000     33,230,000
                                                  -------------  -------------

OTHER ASSETS:
 Deferred tax charges and other assets                6,927,000      6,914,000
 Goodwill, net of accumulated amortization of
  $600,000 and $566,000 as of November 1, 1997
  and February 1, 1997, respectively                    532,000        566,000
                                                  -------------  -------------
   Total other assets                                 7,459,000      7,480,000
                                                  -------------  -------------
                                                   $173,395,000   $154,752,000
                                                  -------------  -------------
                                                  -------------  -------------

                               THE WET SEAL, INC.
                                 BALANCE SHEETS


                                                                  NOVEMBER 1,       FEBRUARY 1,
                                                                         1997              1997
                                                                -------------     -------------
                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                 $37,523,000       $26,035,000
 Accrued liabilities                                               22,022,000        24,064,000
 Income taxes payable                                                   -             2,152,000
 Current portion of long-term debt                                  2,000,000         2,000,000
                                                                -------------     -------------
  Total current liabilities                                        61,545,000        54,251,000
                                                                -------------     -------------

LONG-TERM LIABILITIES:
 Long-term debt                                                     1,764,000         3,264,000
 Deferred rent                                                      6,380,000         6,117,000
                                                                -------------     -------------
  Total long-term liabilities                                       8,144,000         9,381,000
                                                                -------------     -------------
  Total liabilities                                                69,689,000        63,632,000
                                                                -------------     -------------

STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 par value, authorized
  5,000,000 shares; none issued and outstanding                         -                 -
 Common Stock, Class A, $.10 par value,
  authorized 50,000,000 shares;
  10,644,874 and 10,628,874 shares issued and outstanding
  at November 1, 1997 and February 1, 1997, respectively            1,064,000         1,063,000
 Common Stock, Class B Convertible, $.10 par value,
  authorized 10,000,000 shares;
  2,912,665 shares issued and outstanding
  at November 1, 1997 and February 1, 1997, respectively              291,000           291,000
 Paid-in capital                                                   56,770,000        56,596,000
 Retained earnings                                                 45,581,000        33,170,000
                                                                -------------     -------------
  Total stockholders' equity                                      103,706,000        91,120,000
                                                                -------------     -------------
                                                                 $173,395,000      $154,752,000
                                                                -------------     -------------
                                                                -------------     -------------


                               THE WET SEAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                 13 WEEKS ENDED                   39 WEEKS ENDED
                                                        ------------------------------   -------------------------------
                                                           NOVEMBER 1,     NOVEMBER 2,      NOVEMBER 1,      NOVEMBER 2,
                                                                  1997            1996             1997             1996
                                                        --------------   -------------   --------------   --------------
SALES                                                     $104,435,000     $95,571,000     $294,252,000     $270,502,000

COST OF SALES (including buying, distribution
 and occupancy costs)                                       74,003,000      69,152,000      213,042,000      200,259,000
                                                        --------------   -------------   --------------   --------------

GROSS MARGIN                                                30,432,000      26,419,000       81,210,000       70,243,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                 21,932,000      20,046,000       62,599,000       58,005,000
                                                        --------------   -------------   --------------   --------------
OPERATING INCOME                                             8,500,000       6,373,000       18,611,000       12,238,000

INTEREST INCOME, NET                                          (905,000)       (834,000)      (2,609,000)      (1,916,000)
                                                        --------------   -------------   --------------   --------------
INCOME BEFORE PROVISION FOR INCOME TAXES                     9,405,000       7,207,000       21,220,000       14,154,000

PROVISION FOR INCOME TAXES                                   3,926,000       3,013,000        8,809,000        5,923,000
                                                        --------------   -------------   --------------   --------------
NET INCOME                                                  $5,479,000      $4,194,000      $12,411,000       $8,231,000
                                                        --------------   -------------   --------------   --------------
                                                        --------------   -------------   --------------   --------------

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                $0.39           $0.30            $0.89            $0.61
                                                        --------------   -------------   --------------   --------------
                                                        --------------   -------------   --------------   --------------

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING                       13,899,561      13,838,943       13,868,239       13,508,126
                                                        --------------   -------------   --------------   --------------
                                                        --------------   -------------   --------------   --------------


                               THE WET SEAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                       39 WEEKS ENDED
                                                                           -----------------------------------
                                                                               NOVEMBER 1,         NOVEMBER 2,
                                                                                      1997                1996
                                                                           ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $12,411,000          $8,231,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                8,504,000           9,229,000
    Loss on disposal of equipment and leasehold improvements                         -                  70,000
    Changes in operating assets and liabilities:
     (Increase) decrease in:
     Other receivables                                                          (1,931,000)              4,000
     Merchandise inventories                                                    (5,477,000)         (9,042,000)
     Prepaid expenses                                                           (6,427,000)         (4,578,000)
     Other assets                                                                  (13,000)           (976,000)
     (Decrease) increase in:
     Accounts payable and accrued liabilities                                    9,446,000          14,743,000
     Income taxes payable                                                       (2,152,000)         (3,354,000)
     Deferred rent                                                                 263,000             668,000
                                                                           ---------------     ---------------
      Total adjustments                                                          2,213,000           6,764,000
                                                                           ---------------     ---------------
 Net cash provided by operating activities                                      14,624,000          14,995,000
                                                                           ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of marketable securities                                    15,365,000             -
 Investment in equipment and leasehold improvements                            (18,623,000)         (6,542,000)
 Investment in marketable securities                                           (36,908,000)            -
                                                                           ---------------     ---------------
 Net cash used in investing activities                                         (40,166,000)         (6,542,000)
                                                                           ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt                                           (1,500,000)         (3,236,000)
 Proceeds from issuance of stock                                                   175,000          16,174,000
                                                                           ---------------     ---------------
 Net cash (used in) provided by financing activities                            (1,325,000)         12,938,000
                                                                           ---------------     ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (26,867,000)         21,391,000

CASH AND CASH EQUIVALENTS, beginning of period                                  71,483,000          57,153,000
                                                                           ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                                       $44,616,000         $78,544,000
                                                                           ---------------     ---------------
                                                                           ---------------     ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                                       $267,000            $432,000
   Income taxes                                                                 11,669,000          10,288,000


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

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 39 weeks ended November 1, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report for the year ended February 1, 1997.

     Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc. forming one legal entity.


NOTE 2 - LINE OF CREDIT AND LOAN PAYABLE TO BANK:

     Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 1998. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.75%. As of November 1, 1997, the Company had no borrowings outstanding under the credit arrangement.

     In June 1995, the Company entered into an unsecured five-year, $10 million term loan. The loan bears interest at Bank of America's prime rate plus 0.25% or, at the Company's option, LIBOR plus 1.75%. The estimated annual principal payments on the loan are $2,000,000 payable in quarterly installments of $500,000 which commenced October 31, 1995. As of November 1, 1997, the loan had a remaining outstanding balance of $3,764,000.

     The credit arrangement and the term loan impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement and the term loan require that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At November 1, 1997, the Company was in compliance with these covenants.


NOTE 3 - EARNINGS PER COMMON SHARE:

     Earnings per common share are based on the weighted average number of common and common stock equivalent shares outstanding, if dilutive, during the periods indicated.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the periods ended November 1, 1997 and November 2, 1996, the amount reported as net income per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is one of the largest national mall-based specialty retailers, focusing primarily on young women's apparel, and as of December 5, 1997, operated 388 retail stores in 38 states and Puerto Rico under the names "Wet Seal", "Contempo Casuals", "Limbo Lounge" and "Next". The Company sells moderately priced, fashionable, casual apparel and accessory items designed for consumers with a young, active lifestyle.

     On July 1, 1995, the Company acquired Contempo Casuals, Inc. The acquisition increased the number of stores the Company operated by 237 stores. Acquiring Contempo Casuals enabled the Company to significantly reduce fixed expenses as a percentage of sales through the consolidation and integration of the two companies' management teams, corporate offices and distribution centers. This process was substantially completed at the time of the acquisition.

     As of November 1, 1997, the Company operated 375 stores as compared to 361 stores as of November 2, 1996, the end of the third quarter of fiscal 1996. The Company opened 26 stores during the period from November 3, 1996 to November 1, 1997 and closed 12 stores.

     Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc., forming one legal entity. For financial reporting purposes, Wet Seal and Contempo Casuals have been reported on a consolidated basis since the original acquisition on July 1, 1995.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the Notes related thereto.


RESULTS OF OPERATIONS

THE 13 WEEKS ENDED NOVEMBER 1, 1997 (THIRD QUARTER OF FISCAL 1997) AS COMPARED TO THE 13 WEEKS ENDED NOVEMBER 2, 1996 (THIRD QUARTER OF FISCAL 1996)

     Sales in the third quarter of fiscal 1997 were $104,435,000 compared to sales in the third quarter of fiscal 1996 of $95,571,000, an increase of $8,864,000 or 9.3%. The dollar increase in sales was primarily due to an increase of 5.7% in comparable store sales. Comparable store sales are defined as

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year. Further contributing to the sales increase was the opening of 26 new stores during the period from November 3, 1996 to November 1, 1997 with a higher sales productivity per store than the 12 closed stores in the same period. The increase in sales was also somewhat attributable to the increase in Frequent Buyer Card sales which increased by 0.5% as a percentage of total sales in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. A Frequent Buyer Card is purchased by a customer for a $20 annual fee which then entitles the customer to a 10% discount on merchandise purchases for one year.

     Cost of sales, including buying, distribution and occupancy costs, was $74,003,000 in the third quarter of fiscal 1997 compared to $69,152,000 in the third quarter of fiscal 1996, an increase of $4,851,000. The dollar increase in cost of sales was due primarily to the increase in sales. As a percentage of sales, cost of sales decreased from 72.4% in the third quarter of fiscal 1996 to 70.9% in the third quarter of fiscal 1997, a decrease of 1.5%. This decrease in cost of sales as a percentage of sales was related to a decrease in occupancy costs of 1.2%, a decrease in the cost of merchandise of 0.3% and a decrease in distribution costs of 0.1%, offset slightly by an increase in buying costs of 0.1%. The decrease in occupancy costs of 1.2% was associated primarily with the improved leverage of occupancy costs due to the increase in comparable store sales. Included in this was a reduction in rents of approximately 0.1% of sales due to lease renegotiations. The Company anticipates occupancy costs will increase in future periods due to higher depreciation expenses associated with new and remodeled stores as compared to the lower depreciation for the acquired Contempo Casuals stores as a result of the favorable acquisition price. The decrease in the cost of merchandise was due to a decrease in markdowns as a percentage of sales in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996, offset somewhat by an increase in the provision for inventory shrink.

    Selling, general and administrative expense was $21,932,000 in the third quarter of fiscal 1997 compared to $20,046,000 in the third quarter of fiscal 1996, an increase of $1,886,000 or 9.4%. The dollar increase in selling, general and administrative expense was primarily related to the increase in sales. As a percentage of sales, selling, general and administrative expense was 21.0% in both the third quarter of fiscal 1997 and the third quarter of fiscal 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

    Interest income, net, was $905,000 in the third quarter of fiscal 1997 compared to $834,000 in the third quarter of fiscal 1996, an increase of $71,000. The increase was due to an increase in the average cash balance invested in the current year period as compared to the prior year.

    Income tax provision was $3,926,000 in the third quarter of fiscal 1997 compared to $3,013,000 in the third quarter of fiscal 1996. The effective tax rate was 41.7% in the current year period compared to 41.8% in the prior year.

    Due to the factors noted above, net income was $5,479,000 in the third quarter of fiscal 1997 compared to $4,194,000 in the third quarter of fiscal 1996. As a percentage of sales, net income was 5.2% in the third quarter of fiscal 1997 compared to 4.4% in the third quarter of fiscal 1996.

THE 39 WEEKS ENDED NOVEMBER 1, 1997 (THIRD QUARTER YEAR TO DATE OF FISCAL 1997) AS COMPARED TO THE 39 WEEKS ENDED NOVEMBER 2, 1996 (THIRD QUARTER YEAR TO DATE OF FISCAL 1996)

    Sales in the 39 weeks ended November 1, 1997 were $294,252,000 compared to sales in the 39 weeks ended November 2, 1996 of $270,502,000, an increase of $23,750,000 or 8.8%. The dollar increase in sales was primarily due to an increase of 5.9% in comparable store sales. Further contributing to the sales increase was the opening of 26 new stores during the period from November 3, 1996 to November 1, 1997 with a higher sales productivity per store than the 12 closed stores in the same period. The increase in sales is also somewhat attributable to the increase in Frequent Buyer Card sales which increased by 0.5% as a percentage of total sales in the third quarter year to date of fiscal 1997 compared to the third quarter year to date of fiscal 1996.

    Cost of sales, including buying, distribution and occupancy costs, was $213,042,000 in the third quarter year to date of fiscal 1997 compared to $200,259,000 in the third quarter year to date of fiscal 1996, an increase of $12,783,000 or 6.4%. The dollar increase in cost of sales was due primarily to the increase in sales. As a percentage of sales, cost of sales decreased from 74.0% in the third quarter year to date of fiscal 1996 to 72.4% in the third quarter year to date of fiscal 1997, a decrease of 1.6%. This decrease in cost of sales as a percentage of sales was related primarily to a decrease in occupancy costs of 1.5%, a decrease in the cost of merchandise of 0.1% and a decrease in distribution costs of 0.1%, offset slightly by an increase in buying costs of 0.1%. The decrease in occupancy costs of 1.5% was associated primarily with the improved leverage

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

of occupancy costs due to the increase in comparable store sales as well as a decrease in depreciation of 0.4% as a percentage of sales. On a per store basis, depreciation decreased 4.7% as compared to the prior year resulting from the impact of fully depreciated assets. The Company anticipates occupancy costs will increase in future periods due to higher depreciation expenses associated with new and remodeled stores as compared to the lower depreciation for the acquired Contempo Casuals stores as a result of the favorable acquisition price.

    Selling, general and administrative expense was $62,599,000 in the third quarter year to date of fiscal 1997 compared to $58,005,000 in the third quarter year to date of fiscal 1996, an increase of $4,594,000 or 7.9%. The dollar increase in selling, general and administrative expense was primarily related to the increase in sales. As a percentage of sales, selling, general and administrative expense decreased from 21.4% in the third quarter year to date of fiscal 1996 to 21.3% in the third quarter year to date of fiscal 1997, a decrease year to date of 0.1%. The slight decrease as a percentage of sales was related to the leverage of the fixed components of this expense, as a result of the increase in comparable store sales.

    Interest income, net, was $2,609,000 or 0.9% of sales, in the third quarter year to date of fiscal 1997 compared to $1,916,000 or 0.7% of sales in the third quarter year to date of fiscal 1996, an increase of $693,000. The increase was due primarily to an increase in the average cash balance invested in the current year period as compared to the prior year.

    Income tax provision was $8,809,000 in the third quarter year to date of fiscal 1997 compared to $5,923,000 in the third quarter year to date of fiscal 1996. The effective tax rate was 41.5% compared to 41.8% in the prior year.

    Net income was $12,411,000 in the third quarter year to date of fiscal 1997 compared to $8,231,000 in the third quarter year to date of fiscal 1996. As a percentage of sales, net income was 4.2% in the third quarter year to date of fiscal 1997 compared to 3.0% in the third quarter year to date of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at November 1, 1997 was $61,008,000 compared to $59,791,000 at February 1, 1997, an increase of $1,217,000. The Company's primary source of working capital has historically been cash flows from operating activities. Net cash flows

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

provided by operating activities for the 39 weeks ended November 1, 1997 was $14,624,000 compared to $14,995,000 for the 39 weeks ended November 2, 1996. Inventory increased $5,477,000 at November 1, 1997 compared to the fiscal year end due to the seasonal nature of the business; inventory levels are typically at a low point at year end. The increase in accounts payable and accrued liabilities of $9,446,000 more than offset this increase in inventory due to the terms of the payments in relation to the receipt of the inventory.

    In the third quarter year to date of fiscal 1997, the Company invested $18,623,000 in equipment and leasehold improvements. These expenditures related primarily to the 18 stores opened and the 22 stores remodeled in the first three quarters of fiscal 1997 along with construction in progress for 16 additional new and four remodeled stores and a new corporate office and distribution center. The Company currently estimates that the capital expenditures for the remainder of fiscal 1997 will be approximately $11,000,000. These planned expenditures relate primarily to new store openings and remodeling of existing stores as well as the new corporate office and distribution center.

    Under an unsecured revolving line-of-credit arrangement with Bank of America, the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 1998. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.75%. As of November 1, 1997, the Company had no borrowings outstanding under the credit arrangement.

    In June 1995, the Company entered into an unsecured five-year, $10 million term loan. The loan bears interest at Bank of America's prime rate plus 0.25% or, at the Company's option, LIBOR plus 1.75%. The estimated annual principal payments on the loan are $2,000,000 payable in quarterly installments of $500,000 which commenced October 31, 1995. As of November 1, 1997, the loan had a remaining outstanding balance of $3,764,000.

    The credit arrangement and the term loan impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement and the term loan require that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At November 1, 1997, the Company was in compliance with these covenants.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

    The Company invests its excess funds primarily in a short-term investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes the Company's working capital and cash flows from operating activities will be sufficient to meet operating and capital requirements for the foreseeable future.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

    Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the retention by the Company of suppliers for both brand name and Company-developed merchandise, the ability of the Company to expand and to increase comparable store sales, the sufficiency of the Company's working capital and cash flows from operating activities, a decline in demand for the merchandise offered by the Company, the ability of the Company to locate and obtain acceptable store sites and lease terms or renew existing leases, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to hire and train employees, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, management's ability to manage the

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Company's expansion, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers. The Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the periods ended November 1, 1997 and November 2, 1996, the amount reported as net income per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS.

The Company is not party to any material legal proceedings, other than ordinary routine litigation incidental to the Company's business.

ITEM 2 - CHANGES IN SECURITIES.  None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5 - OTHER INFORMATION.  None

ITEM 6(a) - EXHIBITS.  None

ITEM 6(b) - REPORTS ON FORM 8-K.

The Company filed a Current Report on Form 8-K dated August 19, 1997, SEC File No. 0-18632, on August 25, 1997, reporting the adoption of a shareholder rights plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     The Wet Seal, Inc.
                                     (Registrant)



Date: December 12, 1997                /S/KATHY BRONSTEIN
     ------------------------        ---------------------------------------
                                     Kathy Bronstein
                                     Vice Chairman and Chief Executive Officer
                                     (Principal Executive Officer)


Date: December 12, 1997                /S/EDMOND THOMAS
     ------------------------        ---------------------------------------
                                     Edmond Thomas
                                     President and
                                     Chief Operating Officer


Date: December 12, 1997                /S/ANN CADIER KIM
     ------------------------        ---------------------------------------
                                     Ann Cadier Kim
                                     Vice President of Finance
                                     and Chief Financial Officer (Principal
                                     Financial and Accounting Officer)