Form 10-K
period 1998-01-31
WET SEAL INC
filed 1998-04-27
CIK 863456

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18632
                            ------------------------
                               THE WET SEAL, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                             33-0415940
     (State of incorporation)        (I.R.S. Employer Identification No.)

 26972 BURBANK, FOOTHILL RANCH, CA                  92610
  (Address of principal executive                 (Zip Code)
             offices)

                                 (714) 583-9029

              (Registrant's telephone number, including area code)
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      CLASS A COMMON STOCK          PREFERRED STOCK PURCHASE RIGHTS
        (Title of Class)                    (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

    The aggregate market value of voting stock held by non-affiliates as of April 6, 1998 was $395,666,853.

    The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock, par value $.10 per share, at April 6, 1998 was 10,669,578 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at April 6, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders' to be filed with the Commission within 120 days of January 31, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    The Wet Seal, Inc., a Delaware corporation ("Wet Seal" or the "Company"), founded in 1962, is a specialty retailer of moderately priced, fashionable, casual apparel and accessory items designed for consumers with a young, active lifestyle. On July 1, 1995, the Company acquired the business, assets and properties of Contempo Casuals, Inc. ("Contempo Casuals"), a 237-store retail junior women's chain. This acquisition substantially increased the size of the Company. As of April 6, 1998, the Company operated 401 retail stores in 40 states and Puerto Rico, including 119 in California, 52 in Florida, and 31 in Texas. Of the 401 stores, 236 operate under the "CONTEMPO CASUALS" trademark, 159 operate under the "WET SEAL" trademark, five stores operate under the "LIMBO LOUNGE" trademark and one of the stores operates under the "NEXT" trademark. All of the stores, with the exception of the stores located in malls where the Company operates both a Wet Seal and a Contempo Casuals store ("duplicate locations"), offer substantially the same merchandise and utilize the same visual merchandising strategies. At the duplicate locations, the Company employs different visual merchandising displays as well as in-store image posters and will on occasion differentiate a portion of the merchandise mix. The Limbo Lounge is a recent concept which the Company introduced in fiscal 1996 and intends to expand to up to seven additional stores in fiscal 1998. The Limbo Lounge offers both junior's and young men's clothing and accessories in a unique store environment.

    The Company introduced the "Wet Seal Catalog" in late January 1998. The catalog is focused on the junior customer and features both private label and branded apparel, shoes and accessories. The Company plans to have approximately six catalog mailings throughout fiscal 1998. Due to the timing of the initial catalog mailing at the end of fiscal 1997, there is no material impact on the financial statements for fiscal 1997, other than the costs related to catalog book production and printing, which are reported as prepaid assets as of January 31, 1998.

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

    In the last quarter of fiscal 1996, the Company introduced a stand alone store concept called Limbo Lounge. The product offerings include both junior's and young men's apparel and accessories. The Company currently operates five Limbo Lounges and plans to open up to seven additional stores in fiscal 1998.

DESIGN, BUYING AND PRODUCT DEVELOPMENT

    The Company's experienced design and buying teams are responsible for identifying evolving fashion trends and then developing themes to guide the Company's merchandising strategy. These teams monitor emerging fashion trends by attending domestic and international fashion shows, engaging the services of international fashion consultants, following industry publications and conducting regular market research, including monitoring cutting-edge, alternative stores, visiting Company stores to interact with customers and employees and visiting competitors' stores. Additionally, the Company holds "open to buy" days once a week to allow vendors to meet with buyers. Management believes that these open sessions provide buyers with the opportunity to purchase fresh and innovative products that help to further differentiate the Company's merchandise mix.

    The Company's commitment to Company-developed apparel is an important element in differentiating its merchandise from that of its competitors. After selecting a fashion theme to promote, the design and buying teams work closely with vendors to modify colors, materials and designs and create an image consistent with the theme for the Company's product offerings. Additionally, the Company has increased its focus on developing exclusive designs and brands to reinforce the fashion statements of its merchandise offerings as well as to increase the perception of Wet Seal, Contempo Casuals and Limbo Lounge as destination stores for the customer. The Company focused on the Blue Asphalt, Evolution Not Revolution and Arden B. brands in particular in fiscal 1997 and given the success of these brands, plans to continue this focus.

SOURCING AND VENDOR RELATIONSHIPS

    The Company purchases its merchandise from numerous domestic vendors and an increasing number of foreign vendors. Although in fiscal 1997 no single vendor accounted for more than 10% of the Company's merchandise and only two vendors accounted for more than 5%, management believes the Company is the largest customer of many of its smaller vendors. Management believes the Company's importance to these vendors allows it to provide significant input into their design, manufacturing and distribution processes, and has enabled the Company to negotiate favorable terms with such vendors. Quality control is monitored carefully at the distribution points of its largest vendors and manufacturers, and all merchandise is inspected upon arrival at the Company's Foothill Ranch, California distribution center. The Company does not have any long term or exclusive contracts with any particular manufacturer or supplier for either brand name or Company-developed apparel.

ALLOCATION AND DISTRIBUTION

    The Company's merchandising effort primarily focuses on maintaining a regular flow of fresh, fashionable merchandise into its stores. Successful execution depends in large part on the Company's integrated planning, allocation and distribution functions. Planning and allocation are managed by a team headed by the Company's Vice President of Planning and Allocation. By working closely with District and Regional Directors and merchandise buyers, this team manages inventory levels and coordinates the allocation of merchandise to each of the Company's stores based on sales volume, climate and other factors that may influence individual stores' product mix.

    In December 1997, the Company moved its distribution function into a new facility in Foothill Ranch, California. All merchandise is received from vendors at this facility, where items are inspected for quality and prepared for shipping to the Company's stores. The Company ships merchandise to stores within a

100-mile radius of the distribution center by its fleet of Company-owned trucks. The remainder of the Company's stores are shipped merchandise by common carrier. Consistent with the Company's goal of maintaining the freshness of its product offerings, the Company ships new merchandise to each store daily.

    In keeping with the Company's policy of introducing new merchandise, markdowns are taken regularly to effect a rapid sale of slow-moving inventory. Merchandise which remains unsold is periodically shipped to the Company's clearance stores where further markdowns are taken as needed in order to move the merchandise. Sales of merchandise at these stores aggregated $3.6 million for the fiscal year ended January 31, 1998. These stores operate under both the Wet Seal and the Contempo Casuals names.

MARKETING, ADVERTISING AND PROMOTION

    The Company believes that the highly-visible locations of its stores within regional shopping malls, broad selection of fashionable merchandise and dynamic, entertaining in-store environments have contributed significantly to the Company's reputation as a destination store addressing the lifestyle of fashion-conscious young consumers. Consequently, the Company has historically relied more heavily on these factors and "word-of-mouth" advertising than more traditional forms of advertising such as print, radio and television.

    The Company utilizes a variety of advertising and promotional programs that allow the Company to gain exposure in a cost-effective manner. By introducing frequent shopper cards in its stores, the Company has developed a marketing database that helps to track customers. The cards, which are sold for $20 each, entitle customers to a standard 10% discount on purchases made within a one-year period. As part of these programs, sales representatives call selected cardholders personally to notify customers of special in-store promotions, such as preferred customer sales during which cardholders receive additional incentives. Management believes these promotions foster customer loyalty and encourage frequent visits and multiple item purchases. The Company also sponsors special events such as snowboarding competitions and beach festivals that focus on the interests and active lifestyles of its target customers. Further, the Company utilizes its Company-owned trucks as "rolling billboards" in California, painting them to promote the Company as well as certain of its Company-developed labels such as Blue Asphalt and Evolution Not Revolution.

STORE OPERATIONS

    The Company's stores are divided into six geographic regions. Each region is managed by a Regional Director who reports to the Company's Vice President of Store Operations. Each region is further divided into districts consisting of between 9 to 16 stores and managed by a District Director. The Company delegates substantial authority to regional, district and store-level employees, while taking advantage of economies of scale by centralizing functions such as finance, data processing, merchandise purchasing and allocation, human resources and real estate at the corporate level.

    The Company encourages communication between and among its Regional and District Directors and senior management. Each of the Company's 38 District Directors provides weekly reports to senior management concerning overall business conditions and specific aspects of their stores' operations. These reports are used to identify competitive trends and store level concerns in a timely manner. Store performance is also evaluated by senior management through the use of a "secret shopper" service that shops each store twice a month.

    Stores are typically staffed with one full-time manager, one or two full-time co-managers, one full-time customer service leader and 9 to 16 customer service representatives and cashiers, most of whom are part-time. During peak seasons, stores may increase staffing levels to accommodate the additional in-store traffic. The Company seeks to hire store-level employees who are energetic, fashionable and friendly and who can identify with its targeted customers. The Company's policy is to promote store managers from within while also hiring from outside. Highly-regarded store managers are often given opportunities to move to higher-volume stores. The Company sets weekly sales goals for each store and devises incentives to reward stores that meet or exceed their sales targets. In addition, from time to time the Company runs sales contests to encourage its store level employees to maximize sales volume.

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

INFORMATION AND CONTROL SYSTEMS

    In fiscal 1996, the register hardware at both the Wet Seal and Contempo Casuals stores was upgraded to a common system in order to increase efficiency. Additionally, the Company plans to upgrade the register software in fiscal 1998. As a result of these two upgrades, the Company expects to decrease communication and maintenance costs, further improve customer service and become more innovative in the area of in-store marketing.

    While the Company believes its information systems are adequate to support its current needs, in order to accommodate future growth the Company plans to convert and upgrade its merchandising and other support systems in fiscal 1998 and fiscal 1999.

EXPANSION STRATEGY

    The Company currently plans to open up to 75 new stores in fiscal 1998 and plans to continue to grow in the following year. The Company may, in limited instances and to the extent it deems advisable, seek to acquire additional businesses which complement or enhance the Company's operations. The Company currently has no commitments or understandings with respect to such business opportunities.

    The following table sets forth the number of stores in each state as of April 6, 1998:

                                # OF                                     # OF                                     # OF
STATE                          STORES    STATE                          STORES    STATE                          STORES
----------------------------  ---------  ----------------------------  ---------  ----------------------------  ---------
Alabama.....................          1  Louisiana...................          5  Ohio........................          7
Arizona.....................         11  Maine.......................          1  Oklahoma....................          2
Arkansas....................          1  Maryland....................          6  Oregon......................          1
California..................        119  Massachusetts...............         10  Pennsylvania................         10
Colorado....................          8  Michigan....................         12  Rhode Island................          1
Connecticut.................          8  Minnesota...................          7  South Carolina..............          1
Delaware....................          1  Missouri....................          2  Tennessee...................          2
Florida.....................         52  Nebraska....................          1  Texas.......................         31
Georgia.....................          5  Nevada......................          6  Utah........................          3
Hawaii......................          7  New Hampshire...............          1  Virginia....................          4
Illinois....................         18  New Jersey..................         16  Washington..................          4
Iowa........................          1  New Mexico..................          3  Wisconsin...................          5
Indiana.....................          3  New York....................         19  Puerto Rico.................          2
Kentucky....................          1  North Carolina..............          3

    Management does not believe there are significant geographic constraints on the locations of future stores. The Company's strategy is to enter a particular geographic region with a base of two or three solid stores, and then continue expansion in such geographic regions while simultaneously entering new markets in a similar manner, thereby increasing the recognition of the Company's name. When deciding whether to open a new store, the Company typically targets regional malls as well as prime street locations in select markets. In making its selection, the Company evaluates, among other factors, market area, demographics, "anchor stores," store location, the volume of consumer traffic, rent payments and other costs associated with opening a new store. The average store size the Company intends to consider is between 3,600 and 4,500 square feet. However, in making its decision, management reviews all leases in order to match closely the store size to the sales potential of the store.

    The Company's ability to expand in the future will depend, in part, on general business conditions, the demand for the Company's merchandise, the ability to find suitable malls or other locations with acceptable sites on satisfactory terms, and the continuance of satisfactory cash flows from existing operations.

TRADEMARKS

    The Company's primary trademarks and service marks are "WET SEAL," "CONTEMPO CASUALS," "LIMBO LOUNGE" and "NEXT," which are registered in the U.S. Trademark Office. The Company also uses and has registered, or has a pending registration, on a number of marks, including "ACCOMPLICE," "BLUE ASPHALT," "CEMENT," "URBAN VIBE," "EVOLUTION NOT REVOLUTION," "ARDEN B.," "MEOW GENES," "UNCIVILIZED" and "URBAN LIFE." In general, the registrations for these trademarks and service marks are renewable indefinitely as long as the Company continues to use the marks as required by applicable trademark law. The Company is the owner of an allowed and currently pending service mark application for the mark "SEAL PUPS." The Company is not aware of any adverse claim or other infringement relating to its trademarks or service marks.

COMPETITION

    The young women's retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. The Company competes with specialty apparel retailers, department stores and certain other apparel retailers, including The Limited and The GAP, and on a regional basis, with such retailers as Charlotte Russe, Gadzooks and Pacific Sunwear. Many competitors are large national chains which have substantially greater financial, marketing and other resources than the Company. While the Company believes it competes effectively for favorable site locations and lease terms, competition for prime locations within a mall is intense.

EMPLOYEES

    As of January 31, 1998, the Company had 5,822 employees, consisting of 1,688 full-time employees and 4,134 part-time employees. Full-time personnel consisted of 1,083 salaried and 605 hourly employees. All part-time personnel are hourly employees. Of the total employees, 5,537 were sales personnel and 285 were administrative and distribution center personnel. Personnel at all levels of store operations are provided with cash incentives based upon various individual store sales targets.

    All of the Company's employees are non-union and, in management's opinion, are paid competitively with current standards in the industry. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters is located at 26972 Burbank, Foothill Ranch, California, consisting of 283,200 square feet of leased office and distribution facility space (including 74,500 square feet of merchandise handling and storage mezzanine space in the distribution facility and 20,500 square feet of second floor office space). This lease expires on December 4, 2007. The Company's former distribution facility located in Los Angeles, California was subleased beginning in fiscal 1998 for the remainder of the lease term. The Los Angeles lease was acquired with the acquisition of Contempo Casuals and expires on July 31, 2002.

    The Company leases all of its stores. Lease terms for the Company's stores are typically 10 years in length and generally do not contain renewal options. The leases generally provide for a fixed minimum rental and a rental based on a percent of sales once a minimum sales level has been reached. As a lease expires, the Company generally renews such lease at current market terms. However, each renewal is based upon an analysis of the individual store's profitability and sales potential.

    The following table sets forth information with respect to store openings and closings since fiscal 1993:

                                                                                          FISCAL YEARS
                                                                       --------------------------------------------------
                                                                          1997         1996         1995         1994
                                                                          -----        -----        -----        -----
Stores open at beginning of year.....................................         364          364          133          129
Stores acquired during period(1).....................................           0            0          237            0
Stores opened during period..........................................          34           10            3            6
Stores closed during period..........................................           9           10            9            2
                                                                              ---          ---          ---          ---
Stores open at end of period.........................................         389          364          364          133
                                                                              ---          ---          ---          ---
                                                                              ---          ---          ---          ---


                                                                          1993
                                                                          -----
Stores open at beginning of year.....................................         125
Stores acquired during period(1).....................................           0
Stores opened during period..........................................          10
Stores closed during period..........................................           6
                                                                              ---
Stores open at end of period.........................................         129
                                                                              ---
                                                                              ---

------------------------

(1) Contempo Casuals was acquired on July 1, 1995.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment of any pending litigation, the Company is adequately covered by insurance. As of April 6, 1998, the Company was not engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitations of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Class A Common Stock ("Common Stock") is listed on The Nasdaq National Market ("Nasdaq") under the symbol "WTSLA." As of April 6, 1998, there were 286 shareholders of record of the Company's Class A Common Stock. Additionally, the number of beneficial owners of the Company's Common Stock was estimated to be in excess of 4,500. The closing price of the Common Stock on April 6, 1998 was $37 1/8.

    The following table reflects the high and low sales prices of the Company's Common Stock as reported by Nasdaq for the last two fiscal years.

                                                        FISCAL 1997           FISCAL 1996
                                                       --------------       ---------------

QUARTER                                               HIGH        LOW       HIGH        LOW
--------------------------------------------------  ---------  ---------  ---------  ---------
First Quarter.....................................  $27 1/4    $18        $16        $ 7 1/16
Second Quarter....................................  31 5/8     22 1/2     27 1/4     11 1/2
Third Quarter.....................................  27 1/4     17 3/8     41 7/8     23 7/8
Fourth Quarter....................................  31 1/2     22 3/4     31         13 1/4

    The Company has reinvested earnings in the business and has never paid any cash dividends to holders of the Company's Common Stock. The declaration and payment of future dividends, which are subject to the terms and covenants contained in the Company's bank line of credit, are at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table of certain selected data regarding the Company should be read in conjunction with the financial statements and notes thereto and with the "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data for the fiscal years ended January 28, 1995 and January 29, 1994 are derived from the Company's financial statements for such years which are not included herein.

                          FIVE YEAR FINANCIAL SUMMARY

FISCAL YEAR                           1997            1996            1995            1994            1993
-------------------------------  --------------  --------------  --------------  --------------  --------------
                                  JANUARY 31,     FEBRUARY 1,     FEBRUARY 3,     JANUARY 28,     JANUARY 29,
FISCAL YEAR ENDED                     1998            1997          1996(1)           1995            1994
-------------------------------  --------------  --------------  --------------  --------------  --------------
OPERATING RESULTS
Sales..........................  $  412,463,000  $  374,942,000  $  266,695,000  $  132,997,000  $  140,129,000
Income (loss) before provision
  (benefit) for income taxes...      36,325,000      26,217,000       9,948,000      (1,366,000)     (3,966,000)
Net income (loss)..............  $   21,250,000  $   15,252,000  $    5,815,000  $   (1,013,000) $   (2,378,000)

PER SHARE DATA
Net income (loss), basic.......  $         1.57  $         1.15  $         0.47  $        (0.08) $        (0.19)
Net income (loss), diluted.....  $         1.53  $         1.13  $         0.47  $        (0.08) $        (0.19)
Weighted average shares
  outstanding, basic...........      13,552,502      13,219,284      12,387,140      12,234,502      12,227,781
Weighted average shares
  outstanding, diluted.........      13,899,877      13,459,810      12,500,564      12,234,502      12,227,781

OTHER FINANCIAL INFORMATION
Net income (loss) as a percent
  of sales.....................             5.2%            4.1%            2.2%           (0.8)%           (1.7)%
Return on average stockholders'
  equity.......................            20.8%           20.5%           10.7%           (2.0)%           (4.5)%
Cash and marketable
  securities...................  $   95,873,000  $   89,183,000  $   57,153,000  $   25,369,000  $   18,331,000
Working capital................  $   66,452,000  $   59,791,000  $   26,051,000  $   22,473,000  $   18,874,000
Ratio of current assets to
  current liabilities..........             2.1             2.1             1.5             2.8             2.7
Total assets...................  $  184,223,000  $  154,752,000  $  117,564,000  $   67,298,000  $   66,434,000
Long-term debt.................       1,264,000       3,264,000       5,264,000        --              --
Total stockholders' equity.....  $  112,994,000  $   91,120,000  $   57,735,000  $   50,724,000  $   51,729,000
Number of stores open at year
  end..........................             389             364             364             133             129
Number of stores acquired
  during the year..............        --              --                   237        --              --
Number of stores opened during
  the year.....................              34              10               3               6              10
Number of stores closed during
  the year.....................               9              10               9               2               6
Square footage of leased store
  space at year end............       1,637,347       1,539,777       1,530,891         596,685         583,462
Percent of increase in leased
  square footage...............             6.3%            0.6%          156.6%            2.3%            7.1%
Avg. sales per square foot of
  leased space(2)..............  $          263  $          244  $          229  $          226  $          247
Average sales per store(2).....  $    1,112,000  $    1,030,000  $      976,000  $    1,008,000  $    1,092,000
Comparable store sales increase
  (decrease)(3)................             5.8%            8.8%           (4.1)%           (9.2)%          (14.2)%

--------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 401 retail stores in 40 states and Puerto Rico under the names "Wet Seal", "Contempo Casuals", "Limbo Lounge" and "Next". The Company sells moderately priced, fashionable, casual apparel and accessory items designed for consumers with a young, active lifestyle.

    On July 1, 1995, the Company acquired Contempo Casuals. The purchase price consisted of a $100,000 cash payment and the issuance of 254,676 shares of Class A Common Stock, which had a market value of $1,178,000 as of the acquisition date. In addition, the Company assumed approximately $27,700,000 of current liabilities of Contempo Casuals. The transaction was accounted for under the purchase method and resulted in negative goodwill. The acquisition substantially increased the number of stores the Company operates and reduced the percentage of total stores the Company operates in California from more than 50% to approximately 35%.

    In connection with the acquisition of Contempo Casuals, the Company established an accrual for combination costs which consisted of management's estimates for the costs of closing and/or combining certain Contempo Casuals facilities and operations into Wet Seal's, as well as the costs of integrating management information and security systems. At February 1, 1997, the accrual totaled $5,569,000. As of January 31, 1998, the Company has substantially completed the combination of facilities and the acquisition of necessary management information systems to fully integrate Contempo Casuals' operations into Wet Seal's. Management estimates that the accrued combination costs remaining at January 31, 1998 totaling $1,645,000 will be fully utilized by mid-1998, at which time the Company's in-store security systems will be integrated.

    The Company's return to profitability in fiscal 1995 as well as its improved profitability in fiscal 1996 and fiscal 1997 was directly related to the acquisition of Contempo Casuals. Acquiring Contempo Casuals enabled the Company to significantly reduce fixed expenses as a percentage of sales through the consolidation and integration of the two companies' management teams, corporate offices and distribution centers. This process was substantially completed at the time of the acquisition. At the same time, the acquisition allowed the Company to reduce the average depreciation per store due to the favorable acquisition price. As a result of the acquisition of Contempo Casuals and the Company's strong balance sheet, the Company believes it is well-positioned to capitalize on the growth in the teenage population and the expected continuing changes in the competitive environment of the retailing industry.

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the Notes thereto.

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

    The following table sets forth selected income statement data of the Company expressed as a percent of sales for the years indicated:

                                                                                      AS A PERCENTAGE OF SALES
                                                                                          FISCAL YEAR ENDED
                                                                             -------------------------------------------
                                                                              JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                                                                 1998           1997           1996
                                                                             -------------  -------------  -------------
Sales (including frequent buyer sales income)..............................        100.0%         100.0%         100.0%
Cost of sales (including buying, distribution and occupancy costs).........         71.0           72.6           75.2
                                                                                   -----          -----          -----
Gross margin...............................................................         29.0           27.4           24.8
Selling, general and administrative expenses...............................         21.1           21.1           21.6
                                                                                   -----          -----          -----
Operating income...........................................................          7.9            6.3            3.2
Interest income, net.......................................................         (0.9)          (0.7)          (0.5)
                                                                                   -----          -----          -----
Income before provision for income taxes...................................          8.8            7.0            3.7
Provision for income taxes.................................................          3.6            2.9            1.5
                                                                                   -----          -----          -----
Net income.................................................................          5.2%           4.1%           2.2%
                                                                                   -----          -----          -----
                                                                                   -----          -----          -----

FISCAL 1997 COMPARED TO FISCAL 1996

    Sales in fiscal 1997 (52 weeks) were $412,463,000 compared to sales in fiscal 1996 (52 weeks) of $374,942,000, an increase of $37,521,000 or 10%. The dollar increase in sales in fiscal 1997 compared to fiscal 1996 was primarily due to the increase in the comparable store sales and the increase in frequent buyer sales income in fiscal 1997 compared to fiscal 1996. The Company attributes the increase in comparable store sales of 5.8% to the continued resurgence of fashion that began in fiscal 1996. The increase in sales was also due to a slightly lesser extent to the impact of the 34 new store openings in fiscal 1997 and the full year impact in 1997 of the 10 new store openings in fiscal 1996. These increases were somewhat offset by the closing of nine stores in fiscal 1997.

    Cost of sales, including buying, distribution and occupancy costs, was $292,644,000 in fiscal 1997 compared to $272,189,000 in fiscal 1996, an increase of $20,455,000 or 7.5%. As a percentage of sales, cost of sales decreased to 71.0% in fiscal 1997, from 72.6% in fiscal 1996, a decrease of 1.6%. The dollar increase in cost of sales in fiscal 1997 compared to fiscal 1996 was due primarily to the increase in sales. Of the 1.6% decrease in cost of sales as a percentage of sales, 1.0% related to a decrease in occupancy costs, 0.4% related to a decrease in the cost of merchandise and 0.3% related to a decrease in distribution costs, offset by a 0.1% increase in buying costs. The decrease in occupancy costs was associated primarily with a decrease in store rental expenses as a percent of sales as a result of the expense leverage related to the increase in comparable store sales. The decrease of 0.4% in merchandise cost was due to an increase in the initial markup rates related to a decrease in the cost of merchandise. The 0.3% decrease in distribution costs was related to a decrease in depreciation due to the impact of fully depreciated assets in the current year and to cost efficiencies related to processing the merchandise. These decreases were offset by a 0.1% increase in buying costs which was associated with payroll and personnel increases during the year to support the larger operations.

    Selling, general and administrative expenses were $86,999,000 in fiscal 1997 compared to $79,238,000 in fiscal 1996, an increase of $7,761,000 or 9.8%. As a percentage of sales, selling, general and administrative expenses remained the same at 21.1% in fiscal 1997 as compared to fiscal 1996. The dollar increase in selling, general and administrative expenses in fiscal 1997 compared to fiscal 1996 was primarily due to the increase in sales and an increase in management expenses related to bonuses and retirement plans, offset by a decrease in office depreciation related to the impact of fully-depreciated assets, proceeds related to an insurance reimbursement and a decrease in non-payroll related selling expenses as a result of the economies of scale associated with the increase in comparable store sales.

    Interest income, net, was $3,505,000 in fiscal 1997 compared to $2,702,000 in fiscal 1996, an increase of $803,000. This increase was due primarily to an increase in the average cash balance invested.

    Income tax expense was $15,075,000 in fiscal 1997 compared to $10,965,000 in fiscal 1996. The effective income tax rate in fiscal 1997 was 41.5% compared to a rate of 41.8% in fiscal 1996.

    Based on the factors noted above, net income was $21,250,000 in fiscal 1997 compared to $15,252,000 in fiscal 1996, an increase of $5,998,000 or 39.3%. As a percentage of sales, net income was 5.2% in fiscal 1997 compared to 4.1% in fiscal 1996.

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

    Cost of sales, including buying, distribution and occupancy costs, was $272,189,000 in fiscal 1996 compared to $200,626,000 in fiscal 1995, an increase of $71,563,000 or 35.7%. As a percentage of sales, cost of sales decreased from 75.2% in fiscal 1995 to 72.6% in fiscal 1996, a decrease of 2.6%. The dollar increase in cost of sales in fiscal 1996 compared to fiscal 1995 was due primarily to the increase in the number of stores as a result of the acquisition of Contempo Casuals. Of the 2.6% decrease in cost of sales as a percentage of sales, 1.8% related to a decrease in occupancy and buying costs and 0.8% related to a decrease in the cost of merchandise. The decrease in occupancy costs was associated primarily with a decrease in depreciation resulting from the lower net book value per store of the depreciable assets of Contempo Casuals, as compared to Wet Seal. The decrease of 0.8% in merchandise cost was due to an increase in the initial markup rates.

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

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at the end of fiscal 1997, 1996 and 1995 was $66,452,000, $59,791,000 and $26,051,000, respectively. Net cash provided by operating activities in fiscal 1997, 1996 and 1995 was $31,948,000, $28,187,000 and
$25,308,000, respectively. The increase in cash provided by operating activities in fiscal 1997 was due to the increase in earnings. Further contributing to the increase was the increase in accounts payable and accrued liabilities offset to some extent by the increase in inventory. The increase in accounts payable was attributable to the increase in payables associated with capital expenditures as well as to the timing of inventory receipts. The increase in inventory over the prior year was related to the increase in the number of stores as well as to inventory held for the new catalog operations at the end of fiscal 1997. The increase in cash provided by operating activities in fiscal 1996 was due primarily to the increase in net earnings. Further contributing to the increase was the increase in accounts payable offset to some extent by the related increase in inventory as well as the increase in deferred taxes. The increase in accounts payable was related to the timing of inventory receipts. The increase in inventory was planned in order to bring the inventories to an appropriate level to support planned sales. The increase in deferred taxes was related primarily to the difference between book and tax depreciation.

    Additions to property and equipment are the Company's most significant investment activities. In fiscal 1997, 1996 and 1995 the Company invested $22,973,000, $8,620,000 and $2,585,000, respectively, in property and equipment and leasehold improvements. These expenditures related primarily to new store openings and remodelings. In fiscal 1997, the Company constructed a new office and distribution facility. Primarily as a result of the Company's expanded operations, capital expenditures for fiscal 1998 are currently estimated to be $35,000,000.

    On May 24, 1996 the Company sold 765,000 shares of Class A Common Stock as part of a public offering pursuant to a registration statement on Form S-3. The net proceeds to the Company from the sale of shares were $14,459,000.

    The Company has an unsecured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $30,000,000 and a five year amortizing term loan with Bank of America in the amount of $10,000,000, maturing on July 1, 2000. At January 31, 1998, there were no outstanding borrowings under the credit arrangement, and the Company believes it was in compliance with all terms and covenants of the credit arrangement and the term loan. The Company invests its excess funds primarily in a short-term investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes the Company's working capital and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements in the foreseeable future.

SEASONALITY AND INFLATION

    The Company's business is seasonal by nature with the Christmas season (beginning the week of Thanksgiving and ending the first Saturday after Christmas) and the back-to-school season (beginning the last week of July and ending the first week of September) historically accounting for the largest percentage of sales volume. In the Company's three fiscal years ended January 31, 1998, the Christmas and back-to-school seasons together accounted for an average of approximately 33% of the Company's annual sales, after adjusting for sales increases related to new stores. The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

    The preceding "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections may contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the retention by the Company of suppliers for both brand name and Company-developed merchandise, the ability of the Company to expand and to continue to increase comparable store sales and the sufficiency of the Company's working capital and cash flows from operating activities. In addition, these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, a decline in demand for the merchandise offered by the Company, the ability of the Company to locate and obtain acceptable store sites and lease terms or renew existing leases, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to hire and train employees, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, management's ability to manage the Company's expansion, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under previous statements.

YEAR 2000 COMPLIANCE

    During fiscal 1998 and fiscal 1999, the Company plans to convert substantially all of its computer systems and hardware. Prior to the purchase of the new systems and hardware the Company obtained or is in the process of obtaining assurance from the vendors that the products purchased are in fact Year 2000 compliant. The Company will also complete an independent review of such systems to further verify Year 2000 compliance. The Company has performed a preliminary review of its existing computer systems and hardware to identify processes which may be affected by Year 2000 problems. At this time, no significant issues have been identified, however the Company will complete a more thorough review of its existing systems by mid-1998 in order to ensure an adequate plan exists for Year 2000 compliance in the event the conversions fall behind schedule.

    During fiscal 1998 and fiscal 1999, the Company will also complete a Year 2000 review of its relationships with suppliers and financial institutions and obtain assurance, where necessary, that these entities are Year 2000 compliant. Because the majority of the Company's computer systems and hardware have been purchased or developed recently and were designed to be Year 2000 compliant, the Company does not expect to incur significant costs in addressing the Year 2000 issue.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    All of the information called for by Part III (Items 10 through 13) is incorporated by reference from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders to be held June 9, 1998, filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

    1. Financial Statements See "Index to Financial Statements and Financial Statement Schedules".

    2. Financial Statement Schedules See "Index to Financial Statements and Financial Statement Schedules".

    3.  Exhibits See "Exhibit Index".

(B) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE WET SEAL, INC.      (REGISTRANT)

                                By:  -----------------------------------------
                                                  Kathy Bronstein
                                     VICE CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                By:  -----------------------------------------
                                                   Edmond Thomas
                                       PRESIDENT AND CHIEF OPERATING OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

------------------------------  Director                      April 22, 1998
     George H. Benter Jr.

------------------------------  Vice Chairman and Chief       April 22, 1998
       Kathy Bronstein            Executive Officer and
                                  Director (Principal
                                  Executive Officer)

------------------------------  Secretary and Director        April 22, 1998
        Stephen Gross

------------------------------  Vice President of Finance     April 22, 1998
        Ann Cadier Kim            and Chief Financial
                                  Officer (Principal
                                  Financial and Accounting
                                  Officer)

------------------------------  Director                      April 22, 1998
        Walter F. Loeb

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

------------------------------  Director                      April 22, 1998
       Wilfred Posluns

------------------------------  Director                      April 22, 1998
       Gerald Randolph

------------------------------  Director                      April 22, 1998
         Alan Siegel

------------------------------  Chairman of the Board and     April 22, 1998
      Irving Teitelbaum           Director

------------------------------  President and Chief           April 22, 1998
        Edmond Thomas             Operating Officer and
                                  Director

                               THE WET SEAL, INC.
                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                               PAGE
                                                                                                             ---------
INDEPENDENT AUDITORS' REPORT:
Report of Deloitte & Touche LLP............................................................................         19

FINANCIAL STATEMENTS:
Balance sheets as of January 31, 1998 and February 1, 1997.................................................         20
Statements of operations for the years ended January 31, 1998, February 1, 1997 and February 3, 1996.......         21
Statements of stockholders' equity for the years ended January 31, 1998, February 1, 1997 and February 3,
  1996.....................................................................................................         22
Statements of cash flows for the years ended January 31, 1998, February 1, 1997 and February 3, 1996.......         23
Notes to financial statements..............................................................................         24

FINANCIAL STATEMENT SCHEDULES:
All schedules are omitted as they are not required, or the required information is shown in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
The Wet Seal, Inc.:

    We have audited the accompanying balance sheets of The Wet Seal, Inc. as of January 31, 1998 and February 1, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wet Seal, Inc. as of January 31, 1998 and February 1, 1997 and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
March 13, 1998
Costa Mesa, California

                               THE WET SEAL, INC.

                                 BALANCE SHEETS

                                                     ASSETS

                                                                                        JANUARY 31,  FEBRUARY 1,
                                                                                           1998         1997
                                                                                        -----------  -----------
CURRENT ASSETS:
Cash and cash equivalents (Note 1)....................................................  $76,056,000  $71,483,000
Short-term investments (Note 1).......................................................   19,817,000   17,700,000
Other receivables.....................................................................    3,209,000    1,577,000
Merchandise inventories...............................................................   26,884,000   22,589,000
Prepaid expenses (Note 1).............................................................      330,000      --
Deferred tax charges (Note 3).........................................................    1,137,000      693,000
                                                                                        -----------  -----------
  Total current assets................................................................  127,433,000  114,042,000
                                                                                        -----------  -----------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements................................................................   65,465,000   55,429,000
Furniture, fixtures and equipment.....................................................   24,965,000   21,742,000
Leasehold rights......................................................................    3,692,000    3,342,000
Construction in progress..............................................................        2,000        2,000
                                                                                        -----------  -----------
                                                                                         94,124,000   80,515,000
Less accumulated depreciation.........................................................  (49,171,000) (47,285,000)
                                                                                        -----------  -----------
  Net equipment and leasehold improvements............................................   44,953,000   33,230,000
                                                                                        -----------  -----------
LONG-TERM INVESTMENTS (Note 1)........................................................      499,000      --
OTHER ASSETS:
Deferred tax charges and other assets (Notes 3 and 12)................................   10,817,000    6,914,000
Goodwill, net of accumulated amortization of $611,000 and $566,000 as of January 31,
  1998 and February 1, 1997, respectively.............................................      521,000      566,000
                                                                                        -----------  -----------
  Total other assets..................................................................   11,338,000    7,480,000
                                                                                        -----------  -----------
                                                                                        $184,223,000 $154,752,000
                                                                                        -----------  -----------
                                                                                        -----------  -----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable......................................................................  $35,858,000  $26,035,000
Accrued liabilities (Note 11).........................................................   20,570,000   24,064,000
Income taxes payable (Note 3).........................................................    2,553,000    2,152,000
Current portion of long-term debt (Note 8)............................................    2,000,000    2,000,000
                                                                                        -----------  -----------
  Total current liabilities...........................................................   60,981,000   54,251,000
                                                                                        -----------  -----------
LONG-TERM LIABILITIES:
Long-term debt (Note 8)...............................................................    1,264,000    3,264,000
Deferred rent.........................................................................    6,254,000    6,117,000
Other long-term liabilities (Note 12).................................................    2,730,000      --
                                                                                        -----------  -----------
  Total long-term liabilities.........................................................   10,248,000    9,381,000
                                                                                        -----------  -----------
  Total liabilities...................................................................   71,229,000   63,632,000
                                                                                        -----------  -----------
COMMITMENTS (Note 6)
STOCKHOLDERS' EQUITY: (Notes 4 and 5)
Preferred Stock, $.01 par value, authorized, 2,000,000 shares; none issued and
  outstanding.........................................................................      --           --
Common Stock, Class A, $.10 par value, authorized 20,000,000 shares; 10,656,578 and
  10,628,874 shares issued and outstanding at January 31, 1998 and February 1, 1997,
  respectively........................................................................    1,066,000    1,063,000
Common Stock, Class B Convertible, $.10 par value, authorized 10,000,000 shares;
  2,912,665 shares issued and outstanding at January 31, 1998 and February 1, 1997....      291,000      291,000
Paid-in capital.......................................................................   57,217,000   56,596,000
Retained earnings.....................................................................   54,420,000   33,170,000
                                                                                        -----------  -----------
  Total Stockholders' Equity..........................................................  112,994,000   91,120,000
                                                                                        -----------  -----------
                                                                                        $184,223,000 $154,752,000
                                                                                        -----------  -----------
                                                                                        -----------  -----------

                See accompanying notes to financial statements.

                               THE WET SEAL, INC.

                            STATEMENTS OF OPERATIONS

                                                                   JANUARY 31,     FEBRUARY 1,     FEBRUARY 3,
                                                                       1998            1997            1996
                                                                  --------------  --------------  --------------
SALES...........................................................  $  412,463,000  $  374,942,000  $  266,695,000
COST OF SALES (including buying, distribution and occupancy
  costs)........................................................     292,644,000     272,189,000     200,626,000
                                                                  --------------  --------------  --------------
GROSS MARGIN....................................................     119,819,000     102,753,000      66,069,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 9)...........      86,999,000      79,238,000      57,531,000
                                                                  --------------  --------------  --------------
OPERATING INCOME................................................      32,820,000      23,515,000       8,538,000
INTEREST INCOME, NET (Note 8)...................................      (3,505,000)     (2,702,000)     (1,410,000)
                                                                  --------------  --------------  --------------
INCOME BEFORE PROVISION FOR INCOME TAXES........................      36,325,000      26,217,000       9,948,000
PROVISION FOR INCOME TAXES (Note 3).............................      15,075,000      10,965,000       4,133,000
                                                                  --------------  --------------  --------------
NET INCOME......................................................  $   21,250,000  $   15,252,000  $    5,815,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
NET INCOME PER SHARE, BASIC (Note 13)...........................  $         1.57  $         1.15  $         0.47
NET INCOME PER SHARE, DILUTED (Note 13).........................  $         1.53  $         1.13  $         0.47
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC (Note 1).............      13,552,502      13,219,284      12,387,140
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED (Note 1)...........      13,899,877      13,459,810      12,500,564
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                See accompanying notes to financial statements.

                               THE WET SEAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             COMMON STOCK
                                             ---------------------------------------------
                                                    CLASS A                 CLASS B
                                             ----------------------  ---------------------

                                                                                                                          TOTAL
                                                                                              PAID-IN     RETAINED    STOCKHOLDERS'
                                               SHARES    PAR VALUE     SHARES    PAR VALUE    CAPITAL     EARNINGS       EQUITY
                                             ----------  ----------  ----------  ---------  -----------  -----------  -------------

Balance at January 29, 1995................   4,328,937  $  433,000   7,907,665  $791,000   $37,397,000  $12,103,000  $ 50,724,000
Stock issued pursuant to long-term
  incentive plan (Note 5)..................       1,453      --          --         --           11,000      --             11,000
Exercise of stock options..................       2,000      --          --         --            7,000      --              7,000
Conversion of Class B Common Stock to Class
  A Common Stock (Note 4)..................   1,100,000     110,000  (1,100,000) (110,000 )     --           --            --
Issuance of Class A Common Stock pursuant
  to acquisition of Contempo Casuals (Notes
  2 and 4).................................     254,676      25,000      --         --        1,153,000      --          1,178,000
Net income.................................      --          --          --         --          --         5,815,000     5,815,000
                                             ----------  ----------  ----------  ---------  -----------  -----------  -------------
Balance at February 3, 1996................   5,687,066     568,000   6,807,665   681,000    38,568,000   17,918,000    57,735,000
Issuance of Class A Common Stock pursuant
  to Public Offering
  (Note 4).................................     765,000      76,000      --         --       14,383,000      --         14,459,000
Stock issued pursuant to long-term
  incentive plan (Note 5)..................       5,308       1,000      --         --          106,000      --            107,000
Exercise of stock options (Note 5).........     276,500      28,000      --         --        1,712,000      --          1,740,000
Tax benefit related to exercise of stock
  options (Note 5).........................      --          --          --         --        1,827,000      --          1,827,000
Conversion of Class B Common Stock to Class
  A Common Stock (Note 4)..................   3,895,000     390,000  (3,895,000) (390,000 )     --           --            --
Net income.................................      --          --          --         --          --        15,252,000    15,252,000
                                             ----------  ----------  ----------  ---------  -----------  -----------  -------------
Balance at February 1, 1997................  10,628,874   1,063,000   2,912,665   291,000    56,596,000   33,170,000    91,120,000
Stock issued pursuant to long-term
  incentive plan (Note 5)                         8,704       1,000      --         --          265,000      --            266,000
Exercise of stock options (Note 5).........      19,000       2,000      --         --          212,000      --            214,000
Tax benefit related to exercise of stock
  options (Note 5).........................      --          --          --         --          144,000      --            144,000
Net income.................................      --          --          --         --          --        21,250,000    21,250,000
                                             ----------  ----------  ----------  ---------  -----------  -----------  -------------
Balance at January 31, 1998................  10,656,578  $1,066,000   2,912,665  $291,000   $57,217,000  $54,420,000  $112,994,000
                                             ----------  ----------  ----------  ---------  -----------  -----------  -------------
                                             ----------  ----------  ----------  ---------  -----------  -----------  -------------

See accompanying notes to financial statements.

                               THE WET SEAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                           JANUARY 31,  FEBRUARY 1,   FEBRUARY 3,
                                                                              1998          1997          1996
                                                                           -----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................  $21,250,000   $15,252,000   $5,815,000
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..........................................   11,295,000   11,848,000    10,384,000
  Loss on disposal of equipment and leasehold improvements...............      --           153,000        14,000
  Stock issued pursuant to long-term incentive plan......................      266,000      107,000        11,000
  Deferred tax, net......................................................   (2,189,000)  (3,084,000)   (2,155,000)
  Changes in operating assets and liabilities, net of effect of acquisition:
    Other receivables....................................................   (1,632,000)  (1,054,000)       41,000
    Tax refund receivable................................................      --            --            59,000
    Merchandise inventories..............................................   (4,295,000)  (6,348,000)    2,436,000
    Prepaid expenses.....................................................     (330,000)     428,000     1,093,000
    Other assets.........................................................     (118,000)      38,000       (69,000)
    Accounts payable and accrued liabilities.............................    6,329,000    9,276,000     3,529,000
    Income taxes payable.................................................      545,000      625,000     3,117,000
    Deferred rent........................................................      137,000      946,000     1,033,000
    Other long-term liabilities..........................................      690,000       --            --
                                                                           -----------  ------------  ------------
  Net cash provided by operating activities..............................   31,948,000   28,187,000    25,308,000
                                                                           -----------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements.......................  (22,973,000)  (8,620,000)   (2,585,000)
Investment in marketable securities......................................  (42,320,000) (17,700,000)       --
Cash paid for acquisition, less cash acquired............................      --            --           (20,000)
Proceeds from sale of equipment and leasehold improvements...............      --            --            74,000
Proceeds from sale of marketable securities..............................   39,704,000       --            --
                                                                           -----------  ------------  ------------
Net cash (used in) investing activities..................................  (25,589,000) (26,320,000)   (2,531,000)
                                                                           -----------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt.............................................      --            --        10,000,000
Principal payments on long-term debt.....................................   (2,000,000)  (3,736,000)   (1,000,000)
Proceeds from issuance of common stock...................................      214,000   16,199,000         7,000
                                                                           -----------  ------------  ------------
Net cash (used in) provided by financing activities......................   (1,786,000)  12,463,000     9,007,000
                                                                           -----------  ------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS................................    4,573,000   14,330,000    31,784,000
CASH AND CASH EQUIVALENTS, beginning of year.............................   71,483,000   57,153,000    25,369,000
                                                                           -----------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of year...................................  $76,056,000   $71,483,000   $57,153,000
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest...............................................................  $   337,000   $  538,000    $  498,000
  Income taxes, net......................................................   16,720,000   13,424,000     2,829,000
SCHEDULE OF NONCASH TRANSACTIONS:
The Company acquired the assets of Contempo Casuals during the year ended
  February 3, 1996. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired............................................      --            --        $29,592,000
Cash paid to seller and transaction costs................................      --            --           750,000
Common stock issued......................................................      --            --         1,178,000
                                                                                                      ------------
  Liabilities assumed....................................................      --            --        $27,664,000

    In connection with the acquisition, the Company recorded a net deferred tax liability of $433,000.

    During the fifty-two weeks ended January 31, 1998 and February 1, 1997, the Company recorded an increase to paid-in capital of $144,000 and $1,827,000, respectively, related to tax benefits associated with the exercise of non-qualified stock options.

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

See accompanying notes to financial statements.

                               THE WET SEAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF THE BUSINESS

    The Wet Seal, Inc. (the Company) is a nationwide specialty retailer of moderately priced, fashionable, casual apparel and accessory items designed for consumers with a young, active lifestyle. On July 1, 1995, the Company acquired Contempo Casuals, Inc., a 237-store retail junior women's chain. This acquisition substantially increased the Company's size. The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand. The Company's failure to anticipate, identify or to react to changes in fashion trends could adversely affect the Company. Approximately 30% of the voting stock of the Company is held by a group of companies directly or indirectly controlled by two directors of the Company, one of which is the Chairman of the Board. Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc. forming one legal entity.

    The Company's fiscal year ends on the Saturday closest to the end of January. In fiscal 1995, the reporting period included 53 weeks as compared to 52 weeks in each of fiscal years 1996 and 1997.

    INVESTMENTS

    Short-term investments consist of highly liquid interest bearing deposits purchased with an initial maturity exceeding three months with a remaining maturity at January 31, 1998 less than twelve months. Long-term investments consist of highly liquid interest bearing securities which mature beyond twelve months from the balance sheet date. It is management's intent to hold short-term and long-term investments to maturity. Short-term and long-term investments are carried at amortized cost plus accrued income, which approximates market at January 31, 1998.

    Investments are comprised of the following:

                                                                              GROSS        GROSS
                                                              AMORTIZED    UNREALIZED   UNREALIZED     ESTIMATED
DESCRIPTION                              MATURITY DATES         COST          GAINS       LOSSES      FAIR VALUE
-------------------------------------  -------------------  -------------  -----------  -----------  -------------
JANUARY 31, 1998
Commercial paper.....................    Within one year    $  14,905,000   $  --        $  --       $  14,905,000
Corporate bonds......................    Within one year        1,372,000       1,000       --           1,373,000
Municipal bonds......................    Within one year        3,540,000      --            7,000       3,533,000
Corporate bonds......................   One to two years          499,000       1,000       --             500,000
                                                            -------------  -----------  -----------  -------------
                                                            $  20,316,000   $   2,000    $   7,000   $  20,311,000
                                                            -------------  -----------  -----------  -------------
                                                            -------------  -----------  -----------  -------------
FEBRUARY 1, 1997
Commercial paper.....................    Within one year    $  17,700,000   $  --        $  --       $  17,700,000
                                                            -------------  -----------  -----------  -------------
                                                            -------------  -----------  -----------  -------------

    MERCHANDISE INVENTORIES

    Merchandise inventories are stated at the lower of cost (first-in, first-out) or market. Cost is determined using the retail inventory method.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are stated at cost. Expenditures for betterment or improvement are capitalized, while expenditures for repairs that do not significantly increase the life of the asset are expensed as incurred.

    Depreciation is provided using primarily the straight-line method over the estimated useful lives of the assets. Furniture, fixtures and equipment are typically depreciated over 3 to 5 years. Leasehold improvements and the cost of acquiring leasehold rights are depreciated over the lesser of the term of the lease or 10 years.

    LONG-LIVED ASSETS

    The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. At January 31, 1998, the Company believes there has been no impairment of the value of such assets.

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

    STORE PRE-OPENING COSTS

    Store opening and pre-opening costs are charged to expense as they are incurred.

    ADVERTISING COSTS

    Costs for advertising related to retail operations are expensed as incurred. Direct response advertising costs consisting primarily of catalog book production and printing costs are capitalized and amortized over the expected life of the catalog, not to exceed 6 months. Direct response advertising costs reported as prepaid assets are $330,000 at January 31, 1998. Total advertising expenses in fiscal 1997, 1996 and 1995 were $1,676,000, $1,728,000 and
$1,391,000, respectively.

    INCOME TAX

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred tax charges are provided

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) on items, principally depreciation and rent, for which there are temporary differences in recording such items for financial reporting purposes and for income tax purposes.

    NET INCOME PER SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") beginning with the Company's fourth quarter of fiscal 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Net income per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Net income per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. (See Note 13.)

    STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, the Company considers all highly liquid interest-earning deposits purchased with an initial maturity of three months or less to be cash equivalents. At January 31, 1998 and February 1, 1997, cash equivalents totaled $72,212,000 and $69,611,000, respectively, bearing interest at rates ranging from approximately 5.4% to 5.6% at January 31, 1998 and from approximately 5.1% to 5.4% at February 1, 1997.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under previous statements.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments. Long-

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) term debt bears a variable rate of interest; therefore, management believes the carrying amount for the outstanding borrowings at January 31, 1998 and February 1, 1997 approximate fair value.

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." (See Note 5.)

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

NOTE 3: PROVISION FOR INCOME TAXES

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

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

NOTE 3: PROVISION FOR INCOME TAXES (CONTINUED)
    The components of the income tax provision are as follows:

                                                                       JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
CURRENT:
Federal.............................................................  $  12,886,000  $  10,674,000  $   5,170,000
State...............................................................      4,378,000      3,375,000      1,127,000
                                                                      -------------  -------------  -------------
                                                                         17,264,000     14,049,000      6,297,000
                                                                      -------------  -------------  -------------
DEFERRED:
Federal.............................................................     (1,535,000)    (2,569,000)    (1,926,000)
State...............................................................       (654,000)      (515,000)      (238,000)
                                                                      -------------  -------------  -------------
                                                                         (2,189,000)    (3,084,000)    (2,164,000)
                                                                      -------------  -------------  -------------
                                                                      $  15,075,000  $  10,965,000  $   4,133,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    A reconciliation of the income tax provision to the amount of the provision that would result from applying the federal statutory rate (35%) to income before taxes is as follows:

                                                                              JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                                                                 1998           1997           1996
                                                                             -------------  -------------  -------------
Provision for income taxes at federal statutory rate.......................         35.0%          35.0%          35.0%
State income taxes, net of federal income tax benefit......................          7.2            7.1            6.5
Tax exempt interest........................................................         (2.0)          (0.5)        --
Change in valuation allowance..............................................       --             --               (1.1)
Other......................................................................          1.3            0.2            1.1
                                                                                     ---            ---            ---
Effective tax rate.........................................................         41.5%          41.8%          41.5%
                                                                                     ---            ---            ---
                                                                                     ---            ---            ---

    As of January 31, 1998 and February 1, 1997, the Company's net deferred tax asset was $9,585,000 and $7,396,000 respectively. The major components of the Company's net deferred taxes at January 31, 1998 and February 1, 1997 are as follows:

                                                                                        JANUARY 31,   FEBRUARY 1,
                                                                                            1998          1997
                                                                                        ------------  ------------
Deferred rent.........................................................................  $  2,782,000  $  2,706,000
Acquisition related reserves..........................................................       650,000     2,508,000
Inventory cost capitalization.........................................................       808,000       653,000
Difference between book and tax basis of fixed assets.................................     4,643,000     1,445,000
State income taxes....................................................................      (136,000)      (63,000)
Other.................................................................................       838,000       147,000
                                                                                        ------------  ------------
                                                                                        $  9,585,000  $  7,396,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

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

    On July 1, 1995, 254,676 shares of the Company's Class A Common Stock were issued pursuant to the acquisition of Contempo Casuals, Inc. (See Note 2.)

NOTE 5: LONG-TERM INCENTIVE PLAN

    Under the Company's long-term incentive plans (the "plans"), the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. The plans provide that the per share exercise price of an incentive stock option may not be less than the fair market value of the Company's Class A Common Stock on the date the option is granted. Options become exercisable over periods of up to five years and generally expire ten years from the date of grant or 90 days after employment or services are terminated. The plans also provide that the Company may grant restricted stock and other stock-based awards. An aggregate of 1,475,000 shares of the Company's Class A Common Stock may be issued pursuant to the plans. As of January 31, 1998, 148,539 shares were available for future grants.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

NOTE 5: LONG-TERM INCENTIVE PLAN (CONTINUED)
    Stock option activity for each of the three years in the period ended January 31, 1998 was as follows:

                                                                   NUMBER OF   WEIGHTED AVERAGE
                                                                    SHARES      EXERCISE PRICE
                                                                  -----------  -----------------
Outstanding at January 29, 1995.................................     615,000       $    5.06
  Granted.......................................................      30,000            6.08
  Canceled......................................................      (8,000)           3.88
  Exercised.....................................................      (2,000)           3.88
                                                                  -----------
Outstanding at February 3, 1996.................................     635,000            5.12
  Granted.......................................................      60,000           20.86
  Canceled......................................................      (6,000)           4.13
  Exercised.....................................................    (276,500)           6.29
                                                                  -----------
Outstanding at February 1, 1997.................................     412,500            6.64
  Granted.......................................................     595,000           20.00
  Canceled......................................................     (21,000)          17.70
  Exercised.....................................................     (19,000)          11.24
                                                                  -----------
Outstanding at January 31, 1998.................................     967,500       $   14.53
                                                                  -----------
                                                                  -----------

    At January 31, 1998, February 1, 1997 and February 3, 1996 there were 119,500, 19,500 and 185,000 outstanding options exercisable at a weighted average exercise price of $4.65, $4.40 and $7.36, respectively.

    Additional information regarding options outstanding as of January 31, 1998 is as follows:

                                  OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                   --------------------------------------------------  -------------------------
                      NUMBER                                              NUMBER
                   OUTSTANDING          WEIGHTED           WEIGHTED    EXERCISABLE    WEIGHTED
                      AS OF              AVERAGE            AVERAGE       AS OF        AVERAGE
    RANGE OF         JAN. 31,           REMAINING          EXERCISE      JAN. 31,     EXERCISE
 EXERCISE PRICES       1998         CONTRACTUAL LIFE         PRICE         1998         PRICE
-----------------  ------------  -----------------------  -----------  ------------  -----------
 $ 3.00 - $ 3.63        37,000               6.36          $    3.49        15,000    $    3.54
   4.13 -   5.13       292,500               6.22               4.20        99,500         4.22
   8.00 -  17.44        16,000               8.39              12.72         2,000         8.00
  20.00 -  22.00       622,000               9.33              20.09         3,000        22.00
                   ------------                                        ------------
 $ 3.00 - $22.00       967,500               8.26          $   14.53       119,500    $    4.65

    During the years ended January 31, 1998 and February 1, 1997, the Company recognized tax benefits of $144,000 and $1,827,000, respectively, resulting from the exercise of certain non-qualified stock options.

    ADDITIONAL LONG-TERM INCENTIVE PLAN INFORMATION

    As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee incentive stock options or non-qualifed stock options.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

NOTE 5: LONG-TERM INCENTIVE PLAN (CONTINUED)
    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting; stock volatility, 72.23% in fiscal 1997, 65.95% in fiscal 1996 and 48.34% in fiscal 1995; risk free interest rates, 6.10% in fiscal 1997, 6.38% in fiscal 1996 and 5.71% in fiscal 1995; and no dividends during the expected term. The Company's calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1997, fiscal 1996 and fiscal 1995 awards had been amortized to expense over the vesting period of the awards, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         FISCAL         FISCAL         FISCAL
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Net Income..........................................     As reported  $  21,250,000  $  15,252,000  $   5,815,000
                                                           Pro forma  $  20,745,000  $  15,192,000  $   5,811,000
Net Income Per Share, Basic.........................     As reported  $        1.57  $        1.15  $        0.47
                                                           Pro forma  $        1.53  $        1.15  $        0.47
Net Income Per Share, Diluted.......................     As reported  $        1.53  $        1.13  $        0.47
                                                           Pro forma  $        1.49  $        1.13  $        0.47

    The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the above pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

    As of January 31, 1998, the Company has granted an aggregate of 61,461 shares of Class A Common Stock, net of forfeitures, to a group of its key employees under the performance grant award plan which was instituted pursuant to the Company's plans. Under the performance grant award plan, key employees of the Company receive Class A Common Stock in proportion to their salary. These bonus shares vest at the rate of 33.33% per year and non-vested shares are subject to forfeiture if the participant terminates employment. Compensation expense, equal to the market value of the shares as of the issue date, is being charged to earnings over the period that the employees provide service. In each of the years ended January 31, 1998, February 1, 1997 and February 3, 1996, 8,704, 5,308 and 1,453 shares, respectively, were fully vested and issued. In connection with the issuance of these shares, the Company recorded compensation expense of $267,000, $107,000 and $11,000 for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

NOTE 6: COMMITMENTS

    LEASES

    The Company leases retail stores, automobiles, computers and corporate office and warehouse facilities under operating lease agreements expiring at various times through 2009. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent ranging from 4% to 10%, based on sales volume over certain minimum sales levels. Effective February 1998, the Company entered into a sublease agreement for its former warehouse facility which expires in August 2002.

    Minimum annual rental commitments under non-cancelable leases, including the new corporate office and warehouse facility lease executed at the end of fiscal 1997, are as follows:

                                                                     MINIMUM LEASE     SUBLEASE      NET LEASE
                                                                      COMMITMENTS       INCOME      COMMITMENTS
                                                                    ---------------  ------------  --------------
FISCAL YEAR ENDING:    1999.......................................   $  44,209,000   $    647,000  $   43,562,000
                       2000.......................................      41,239,000        647,000      40,592,000
                       2001.......................................      38,178,000        647,000      37,531,000
                       2002.......................................      32,874,000        647,000      32,227,000
                       2003.......................................      26,077,000        377,000      25,700,000
                       Thereafter.................................      69,355,000        --           69,355,000
                                                                    ---------------  ------------  --------------
                                                                     $ 251,932,000   $  2,965,000  $  248,967,000
                                                                    ---------------  ------------  --------------
                                                                    ---------------  ------------  --------------

    Rental expense, including common area maintenance, was $64,384,000, $62,391,000 and $46,010,000, of which $377,000, $345,000 and $152,000 was paid as percentage rent based on sales volume, for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

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

    LETTERS OF CREDIT

    At January 31, 1998, the Company had outstanding letters of credit amounting to approximately $3,293,000.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

NOTE 7: REVOLVING CREDIT ARRANGEMENT

    Under an unsecured revolving line-of-credit arrangement with a bank, the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 1998. The cash borrowings under the arrangement bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 1.75%.

    The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement requires that the bank approve the payment of dividends and restrict the level of capital expenditures. At January 31, 1998 and February 1, 1997, the Company was in compliance with these covenants. The Company had no borrowings outstanding under the credit arrangement at January 31, 1998 or February 1, 1997.

NOTE 8: LONG-TERM DEBT

    In June 1995, the Company entered into an unsecured five-year, $10 million term loan. The loan bears interest at the bank's prime rate plus .25% or, at the Company's option, LIBOR plus 1.75% (7.3438% at fiscal year end). The estimated annual principal payments on the loan are $2,000,000 payable in quarterly installments of $500,000 beginning October 31, 1995.

    The term loan imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the term loan requires that the bank approve the payment of dividends and restricts the level of capital expenditures. At January 31, 1998 and February 1, 1997, the Company was in compliance with these covenants.

NOTE 9: RELATED PARTY TRANSACTIONS

    Certain officers of Suzy Shier, Inc. provide management services to the Company. For these services, the officers earned in the aggregate a management fee of $250,000 during each of the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

NOTE 10: RETIREMENT PLAN

    Effective June 1, 1993, the Company established a qualified defined contribution retirement plan under the Internal Revenue Code, Section 401(k). The Wet Seal Retirement Plan (the "Plan") is available to all employees who meet the Plan's eligibility requirements. The Plan is funded by employee contributions, and additional contributions may be made by the Company at its discretion. As of January 31, 1998 the Company has not made any contributions to the Plan.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

NOTE 11: ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                                  JANUARY 31,    FEBRUARY 1,
                                                                     1998           1997
                                                                 -------------  -------------
Reserve for self insurance.....................................  $   3,219,000  $   4,057,000
Accrued wages, bonuses and benefits............................      5,972,000      4,735,000
Combination costs..............................................      1,645,000      5,569,000
Gift certificate and credit memo liability.....................      2,911,000      2,331,000
Sales tax payable..............................................      1,204,000      2,348,000
Other..........................................................      5,619,000      5,024,000
                                                                 -------------  -------------
                                                                 $  20,570,000  $  24,064,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    In connection with the acquisition of Contempo Casuals, Inc., the Company assumed certain accruals, including the reserve for self insurance, which were estimated by the seller. The total amount of these assumed accruals may not, in fact be paid as the actual payments will be based on the future claims and losses which are actually submitted and which are related to pre-acquisition events. The accrual for combination costs consisted of management's estimates for the costs of closing and/or combining certain Contempo Casuals facilities and operations into Wet Seal's, as well as the costs of integrating management information and security systems. At February 1, 1997, the accrual totaled $5,569,000. As of January 31, 1998, the Company has substantially completed the combination of facilities and the acquisition of necessary management information systems to fully integrate Contempo Casuals' operations into Wet Seal's. Management estimates that the accrued combination costs remaining at January 31, 1998 totaling $1,645,000 will be fully utilized by mid-1998, at which time the Company's in-store security systems will be integrated.

NOTE 12: SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN

    The Company maintains a defined benefit supplemental employee retirement plan (the "SERP") for certain of its key employees and a director. The SERP provides for preretirement death benefits through life insurance and for retirement benefits. The Company funded the SERP in 1997 through contributions to a trust fund known as a "Rabbi" trust. Assets held in the Rabbi trust ($261,000 at January 31, 1998) are subject to claims of the Company's creditors but otherwise must be used only for purposes of providing benefits under the SERP.

    Components of the net defined benefit pension expense are as follows:

                                                                              JANUARY 31, 1998
                                                                              ----------------
Service cost................................................................     $  335,000
Interest cost...............................................................        191,000
Net amortization and deferrals..............................................        164,000
                                                                                   --------
Total pension expense.......................................................     $  690,000
                                                                                   --------
                                                                                   --------

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

NOTE 12: SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN (CONTINUED)
    The funded status of the SERP is as follows:

                                                                              JANUARY 31, 1998
                                                                              ----------------
Actuarial present value of benefit obligations:
  Vested benefit obligations................................................   $    2,730,000
  Accumulated benefit obligation............................................        2,730,000

Projected benefit obligation................................................        2,730,000
Unrecognized prior service cost.............................................        2,042,000
Unrecognized net gain.......................................................           (2,000)
Additional liability recognized.............................................       (2,040,000)
                                                                              ----------------
Pension liability...........................................................   $    2,730,000
                                                                              ----------------
                                                                              ----------------

    The following assumptions were used to determine the annual pension expense and benefit obligations:

                                                                               JANUARY 31, 1998
                                                                              -------------------
Discount rate...............................................................              7%
Long-term rate of return on assets..........................................             N/A

NOTE 13: NET INCOME PER SHARE

    A reconciliation of the numerators and denominators used in basic and diluted net income per share is as follows:

                                                                       JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Net income: Basic and diluted.......................................  $  21,250,000  $  15,252,000  $   5,815,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Weighted average number of common shares:
Basic...............................................................     13,552,502     13,219,284     12,387,140
Effect of dilutive securities--stock options........................        347,375        240,526        113,424
                                                                      -------------  -------------  -------------
Diluted.............................................................     13,899,877     13,459,810     12,500,564

Net income per share:
Basic...............................................................  $        1.57  $        1.15  $        0.47
Effect of dilutive securities--stock options........................           0.04           0.02       --
                                                                      -------------  -------------  -------------
Diluted.............................................................  $        1.53  $        1.13  $        0.47

    Unexercised stock options to purchase 90,000 shares of common stock as of February 3, 1996 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during fiscal 1995.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

NOTE 14: SHAREHOLDER RIGHTS PLAN

    On August 19, 1997, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") designed to protect company stockholders in the event of takeover action that would deny them the full value of their investment. Terms of the Rights Plan provide for a dividend distribution of one right for each share of common stock to holders of record at the close of business on August 29, 1997. The rights become exercisable only in the event, with certain exceptions, an acquiring party accumulates 12 percent or more of the Company's voting stock, or if a party announces an offer to acquire 20 percent or more of the Company's voting stock. Unless earlier redeemed, the rights will expire on August 29, 2007. Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $73.00, subject to adjustment upon the occurrence of certain events. The Company will be entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of a 12 percent position in its voting stock.

NOTE 15: UNAUDITED QUARTERLY FINANCIAL DATA

    FISCAL YEAR ENDED JANUARY 31, 1998

                                                                                         NET INCOME     NET INCOME
                                                                                         PER SHARE,     PER SHARE,
QUARTER                                      SALES        GROSS MARGIN    NET INCOME        BASIC         DILUTED
---------------------------------------  --------------  --------------  -------------  -------------  -------------
First Quarter..........................  $   95,563,000  $   25,441,000  $   3,515,000    $    0.26      $    0.25
Second Quarter.........................      94,254,000      25,337,000      3,417,000         0.25           0.25
Third Quarter..........................     104,435,000      30,432,000      5,479,000         0.40           0.39
Fourth Quarter.........................     118,211,000      38,609,000      8,839,000         0.65           0.63
                                         --------------  --------------  -------------
For the Year...........................  $  412,463,000  $  119,819,000  $  21,250,000    $    1.57      $    1.53
                                         --------------  --------------  -------------
                                         --------------  --------------  -------------

    FISCAL YEAR ENDED FEBRUARY 1, 1997

                                                                                         NET INCOME     NET INCOME
                                                                                         PER SHARE,     PER SHARE,
QUARTER                                      SALES        GROSS MARGIN    NET INCOME        BASIC         DILUTED
---------------------------------------  --------------  --------------  -------------  -------------  -------------
First Quarter..........................  $   80,575,000  $   19,038,000  $     722,000    $    0.06      $    0.06
Second Quarter.........................      94,356,000      24,786,000      3,315,000         0.25           0.25
Third Quarter..........................      95,571,000      26,419,000      4,194,000         0.31           0.30
Fourth Quarter.........................     104,440,000      32,510,000      7,021,000         0.52           0.51
                                         --------------  --------------  -------------
For the year...........................  $  374,942,000  $  102,753,000  $  15,252,000    $    1.15      $    1.13
                                         --------------  --------------  -------------
                                         --------------  --------------  -------------

    Net Income per share is computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

                                 EXHIBIT INDEX

EXHIBIT NO.                                              DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------------
       *3.1  -- Restated Certificate of Incorporation of the Company.
       *3.2  -- Bylaws of the Company.
       *4.1  -- Specimen Certificate of the Class A Stock, par value $.10 per share.
       *4.2  -- Specimen Certificate of the Class B Stock, par value $.10 per share.
 *******4.3  -- Shareholder Rights Plan.
       10.1  -- Lease between the Company and Foothill-Parkstone I, LLC, dated November 21, 1996.
      *10.3  -- First amendment to Services Agreement between the Company and Kathy Bronstein, dated December 30,
                1988.
   **10.3.1  -- Second amendment to Services Agreement between the Company and Kathy Bronstein, dated March 23,
                1992.
  ***10.3.2  -- Services Agreement between the Company and Edmond Thomas, dated June 22, 1992.
 ****10.3.3  -- Third amendment to Services Agreement between the Company and Kathy Bronstein, dated November 17,
                1994.
 ****10.3.4  -- First amendment to Services Agreement between the Company and Edmond Thomas, dated November 17,
                1994.
 ****10.3.5  -- Fourth amendment to Services Agreement between the Company and Kathy Bronstein, dated January 13,
                1995.
 ****10.3.6  -- Second amendment to Services Agreement between the Company and Edmond Thomas, dated January 13,
                1995.
*****10.3.7  -- Fifth amendment to Services Agreement between the Company and Kathy Bronstein, dated January 30,
                1995.
*****10.3.8  -- Sixth amendment to Services Agreement between the Company and Kathy Bronstein, dated February 2,
                1996.
*****10.3.9  -- Third amendment to Services Agreement between the Company and Edmond Thomas, dated February 2,
                1996.
      *10.4  -- 1990 Long-Term Incentive Plan.
     **10.5  -- Credit Agreement between the Company and Bank of America, dated as of April 20, 1992.
  ***10.5.1  -- Credit Agreement between the Company and Bank of America, dated June 23, 1993, as amended.
 ****10.5.2  -- Amendments No. 1 and No. 2 to Credit Agreement between the Company and Bank of America, dated
                January 25, 1994 and June 1, 1994, respectively.
*****10.5.3  -- Business Loan Agreement between the Company and Bank of America, containing Term Loan and
             Revolving Line of Credit, dated June 30, 1995.
*****10.5.4  -- Business Loan Agreement between the Company and Bank of America, containing Revolving Line of
             Credit for Contempo Casuals, dated June 30, 1995.
     **10.6  -- Key Man life insurance policy for Kathy Bronstein.
******10.6.1 -- Key Man life insurance policy for Edmond Thomas.
    ***10.7  -- 1994 Long-Term Incentive Plan.
      *10.8  -- Stock Purchase and Stock Transfer Restriction Agreement among Kathy Bronstein, Suzy Shier, Inc.
             and the Company dated December 30, 1988.
   ****10.9  -- Indemnification Agreement between the Company and various Executives and Directors, dated January
             3, 1995, and schedule listing all parties thereto.
******10.10  -- 1996 Long-Term Incentive Plan.
      10.11  -- Supplemental Employee Retirement Plan.
  *****21.1  -- Subsidiaries of the Registrant
       23.1  -- Consent of Deloitte & Touche LLP, independent auditors.
       27.1  -- Financial Data Schedule--Fiscal year end 1997
       27.2  -- Financial Data Schedule--Fiscal year ends 1995, 1996 and Quarters 1, 2, 3 of 1996 (Restated)
       27.3  -- Financial Data Schedule--Quarters 1, 2, 3 of 1997 (Restated)

------------------------------

        *  Denotes exhibits incorporated by reference to the Company's Registration Statement File No. 33-34895.
       **  Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1993.
      ***  Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.
     ****  Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.
    *****  Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.
   ******  Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.
  *******  Denotes exhibits incorporated by reference to the Company's Current Report on Form 8-K filed on August 25,
           1997.