Form 10-Q
period 1998-05-02
WET SEAL INC
filed 1998-06-09
CIK 863456

                                 THE UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q


            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          -----      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 2, 1998

                                        OR

          ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 0-18632

                                 THE WET SEAL, INC.
               (Exact name of registrant as specified in its charter)


            DELAWARE                                   33-0415940
     (State of Incorporation)             (I.R.S. Employer Identification No.)


                  26972 BURBANK
            FOOTHILL RANCH, CALIFORNIA                    92610
     (Address of principal executive offices)           (Zip code)


                                   (949) 583-9029
                (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---   ---

          The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock, par value $.10 per share, at June 2, 1998 were 10,669,578 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at June 2, 1998.

                                 THE WET SEAL, INC.
                                     FORM 10-Q

                                       INDEX




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of May 2, 1998 (unaudited) and
          January 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . 3-4

          Statements of Operations (unaudited) for the 13 weeks
          ended May 2, 1998 and May 3, 1997. . . . . . . . . . . . . . . . . 5

          Statements of Cash Flows (unaudited) for the 13 weeks
          ended May 2, 1998 and May 3, 1997. . . . . . . . . . . . . . . . . 6

          Notes to Financial Statements. . . . . . . . . . . . . . . . . . 7-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . .9-14


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .15

          SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . .16

                              THE WET SEAL, INC.
                                BALANCE SHEETS

                                                        MAY 2,    JANUARY 31,
                                                          1998           1998
                                                  ------------   ------------
                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $ 71,603,000   $ 76,056,000
  Short-term investments                             9,371,000     19,817,000
  Other receivables                                  2,915,000      3,209,000
  Merchandise inventories                           32,107,000     26,884,000
  Prepaid expenses                                   5,483,000        330,000
  Deferred tax charges                               1,137,000      1,137,000
                                                  ------------   ------------
     Total current assets                          122,616,000    127,433,000
                                                  ------------   ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Leasehold improvements                            72,757,000     65,465,000
  Furniture, fixtures and equipment                 27,137,000     24,965,000
  Leasehold rights                                   3,692,000      3,692,000
  Construction in progress                             455,000          2,000
                                                  ------------   ------------
                                                   104,041,000     94,124,000
  Less accumulated depreciation                    (51,933,000)   (49,171,000)
                                                  ------------   ------------
     Net equipment and leasehold improvements       52,108,000     44,953,000
                                                  ------------   ------------

LONG-TERM INVESTMENTS                               13,850,000        499,000

OTHER ASSETS:
  Deferred tax charges and other assets             10,988,000     10,817,000
  Goodwill, net of accumulated amortization of
   $623,000 and $611,000 as of May 2, 1998
   and January 31, 1998, respectively                  509,000        521,000
                                                  ------------   ------------
     Total other assets                             11,497,000     11,338,000
                                                  ------------   ------------
                                                  $200,071,000   $184,223,000
                                                  ------------   ------------
                                                  ------------   ------------

                 See accompanying notes to financial statements.

                                  THE WET SEAL, INC.
                                    BALANCE SHEETS

                                                                     MAY 2,    JANUARY 31,
                                                                       1998           1998
                                                               ------------   ------------
                                                                 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $ 51,073,000   $ 35,858,000
  Accrued liabilities                                            16,997,000     20,570,000
  Income taxes payable                                            3,328,000      2,553,000
  Current portion of long-term debt                               2,000,000      2,000,000
                                                               ------------   ------------
     Total current liabilities                                   73,398,000     60,981,000
                                                               ------------   ------------

LONG-TERM LIABILITIES:
  Long-term debt                                                    764,000      1,264,000
  Deferred rent                                                   6,408,000      6,254,000
  Other long-term liabilities                                     2,902,000      2,730,000
                                                               ------------   ------------
     Total long-term liabilities                                 10,074,000     10,248,000
                                                               ------------   ------------
     Total liabilities                                           83,472,000     71,229,000
                                                               ------------   ------------


STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, authorized
   2,000,000 shares; none issued and outstanding                       -              -
  Common Stock, Class A, $.10 par value,
   authorized 20,000,000 shares;
   10,669,578 and 10,656,578 shares issued and outstanding
   at May 2, 1998 and January 31, 1998, respectively              1,067,000      1,066,000
  Common Stock, Class B Convertible, $.10 par value,
   authorized 10,000,000 shares;
   2,912,665 shares issued and outstanding
   at May 2, 1998 and January 31, 1998, respectively                291,000        291,000
  Paid-in capital                                                57,333,000     57,217,000
  Retained earnings                                              57,908,000     54,420,000
                                                               ------------   ------------
     Total stockholders' equity                                 116,599,000    112,994,000
                                                               ------------   ------------
                                                               $200,071,000   $184,223,000
                                                               ------------   ------------
                                                               ------------   ------------

                 See accompanying notes to financial statements.

                                  THE WET SEAL, INC.
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                         13 WEEKS ENDED
                                                   --------------------------
                                                         MAY 2,        MAY 3,
                                                           1998          1997
                                                   ------------   -----------
SALES                                              $104,845,000   $95,563,000

COST OF SALES (INCLUDING BUYING, DISTRIBUTION
  AND OCCUPANCY COSTS)                               74,872,000    70,122,000
                                                   ------------   -----------

GROSS MARGIN                                         29,973,000    25,441,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         25,420,000    20,197,000
                                                   ------------   -----------

OPERATING INCOME                                      4,553,000     5,244,000

INTEREST INCOME, NET                                 (1,119,000)     (714,000)
                                                   ------------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES              5,672,000     5,958,000

PROVISION FOR INCOME TAXES                            2,184,000     2,443,000
                                                   ------------   -----------

NET INCOME                                           $3,488,000    $3,515,000
                                                   ------------   -----------
                                                   ------------   -----------

NET INCOME PER SHARE, BASIC                               $0.26         $0.26

NET INCOME PER SHARE, DILUTED                             $0.25         $0.25
                                                   ------------   -----------
                                                   ------------   -----------

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC           13,575,518    13,541,539

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED         14,103,040    13,832,051
                                                   ------------   -----------
                                                   ------------   -----------

                 See accompanying notes to financial statements.

                                  THE WET SEAL, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                 13 WEEKS ENDED
                                                         ----------------------------
                                                                MAY 2,         MAY 3,
                                                                  1998           1997
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  3,488,000   $  3,515,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                           2,774,000      2,798,000
     Changes in operating assets and liabilities:
      (Increase) decrease in:
      Other receivables                                        294,000       (235,000)
      Merchandise inventories                               (5,223,000)    (7,682,000)
      Prepaid expenses                                      (5,153,000)    (6,200,000)
      Other assets                                            (171,000)        (2,000)
      (Decrease) increase in:
      Accounts payable and accrued liabilities              11,642,000     11,178,000
      Income taxes payable                                     775,000       (168,000)
      Deferred rent                                            154,000         60,000
      Other long-term liabilities                              172,000              -
                                                          ------------   ------------

  Net cash provided by operating activities                  8,752,000      3,264,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities               16,164,000      4,000,000
  Investment in equipment and leasehold improvements        (9,917,000)    (2,116,000)
  Investment in marketable securities                      (19,069,000)   (10,500,000)
                                                          ------------   ------------

  Net cash used in investing activities                    (12,822,000)    (8,616,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                        (500,000)      (500,000)
  Proceeds from issuance of stock                              117,000              -
                                                          ------------   ------------

  Net cash used in financing activities                       (383,000)      (500,000)
                                                          ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (4,453,000)    (5,852,000)

CASH AND CASH EQUIVALENTS, beginning of period              76,056,000     71,483,000
                                                          ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                  $ 71,603,000   $ 65,631,000
                                                          ------------   ------------
                                                          ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                             $     61,000   $     98,000
     Income taxes, net                                       1,362,000      2,611,000

                 See accompanying notes to financial statements.

                                  THE WET SEAL, INC.
                           NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

     The information set forth in these financial statements is unaudited except for the January 31, 1998 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 2, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report for the year ended January 31, 1998.


NOTE 2 - LINE OF CREDIT AND LOAN PAYABLE TO BANK:

     Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 2000. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.75%. As of May 2, 1998, the Company had no borrowings outstanding under the credit arrangement.

     In June 1995, the Company entered into an unsecured five-year, $10 million term loan. The loan bears interest at the Bank of America's prime rate plus 0.25% or, at the Company's option, LIBOR plus 1.75%. The estimated annual principal payments on the loan are $2,000,000 payable in quarterly installments of $500,000 which commenced October 31, 1995. As of May 2, 1998, the loan has a remaining outstanding balance of $2,764,000.

     The credit arrangement and the term loan impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement and the term loan require that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At May 2, 1998, the Company was in compliance with these covenants.


NOTE 3 - NET INCOME PER SHARE:

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

                                                    MAY 2, 1998    MAY 3, 1997
                                                    -----------    -----------
Net income: Basic and diluted. . . . . . . . . . .  $3,488,000     $3,515,000
                                                    ----------     ----------
                                                    ----------     ----------

Weighted average number of common shares:
Basic. . . . . . . . . . . . . . . . . . . . . . .  13,575,518     13,541,539
Effect of dilutive securities - stock options. . .     527,522        290,512
                                                    ----------     ----------

Diluted. . . . . . . . . . . . . . . . . . . . . .  14,103,040     13,832,051


Net income per share:
Basic. . . . . . . . . . . . . . . . . . . . . . .       $0.26          $0.26
Effect of dilutive securities - stock options. . .        0.01           0.01
                                                    ----------     ----------
Diluted. . . . . . . . . . . . . . . . . . . . . .       $0.25          $0.25

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 411 retail stores in 42 states and Puerto Rico under the names "Wet Seal", "Contempo Casuals", "Limbo Lounge" and "Next". The Company sells moderately priced, fashionable, casual apparel and accessory items designed for consumers with a young, active lifestyle.

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

     As of May 2, 1998 the Company operated 407 stores compared to 362 stores as of May 3, 1997, the end of the first quarter of fiscal 1997. The Company opened 54 stores during the period from May 3, 1997 to May 2, 1998 and closed nine stores.

     Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc.

     In January 1998 the Company mailed its first edition of the Wet Seal Catalog and in March 1998 the second catalog was mailed. The first quarter of fiscal 1998 includes the results of the catalog operations, which as of May 2,
1998 are not significant.   The Company plans to mail up to four catalogs during
the remainder of fiscal 1998.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

THE 13 WEEKS ENDED MAY 2, 1998 (FIRST QUARTER OF FISCAL 1998) AS COMPARED TO THE 13 WEEKS ENDED MAY 3, 1997 (FIRST QUARTER OF FISCAL 1997)

     Sales in the first quarter of fiscal 1998 were $104,845,000 compared to sales in the first quarter of fiscal 1997 of $95,563,000, an increase of $9,282,000 or 9.7%. The dollar increase in sales was primarily due to the net increase of 45 stores; 407 stores at the end of the first quarter of fiscal 1998 compared to 362 stores at the end of the first quarter of fiscal 1997. The increase was also due to the sales related to the two catalog mailings in the first quarter of fiscal 1998, offset to some extent by a decrease of 3.2% in comparable store sales. Comparable store sales are defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year. The decrease in comparable store sales is due to some extent to the unusual weather patterns encountered in various regions, in particular, California. The sales declines were most noted in the merchandise areas of tops, dresses and jewelry.

     Cost of sales, including buying, distribution and occupancy costs, was $74,872,000 in the first quarter of fiscal 1998 compared to $70,122,00 in the first quarter of fiscal 1997, an increase of $4,750,000. The dollar increase in cost of sales was due to the increase in sales. As a percentage of sales, cost of sales decreased from 73.4% in the first quarter of fiscal 1997 to 71.4% in the first quarter of fiscal 1998, a decrease of 2.0%. This decrease as a percentage of sales related to a 1.9% decrease in the cost of merchandise due primarily to improvement in the initial margins in the first quarter of fiscal 1998. The decrease was also due to a 0.4% improvement in occupancy costs as a percentage of total sales relating to the fact the catalog operation does not have any occupancy costs. The improvement as a result of the catalog operation sales leverage was somewhat offset by an increase in occupancy costs as a percentage of sales for the stores as a result of the decrease in comparable store sales. The improvements in cost of sales as a percentage of sales were also somewhat offset by an increase of 0.2% in the distribution costs as a percentage of sales related to the catalog operation and a 0.1% increase in the buying costs as a percentage of sales related to the increase in personnel to better support the multiple merchandising concepts.

     Selling, general and administrative expenses were $25,420,000 in the first quarter of fiscal 1998 compared to $20,197,000 in the first quarter of fiscal 1997, an increase of $5,223,000. The dollar increase in selling, general and administrative expenses

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

was related to the increase in total sales and to the catalog operation. As a percentage of sales, selling, general and administrative expenses increased from 21.1% in the first quarter of fiscal 1997 to 24.2% in the first quarter of fiscal 1998, an increase of 3.1%. The increase as a percentage of sales was related to the catalog operation as well as to the impact of the decrease in the comparable store sales on the Company's ability to leverage the fixed components of these expenses.

     Interest income, net, was $1,119,000 in the first quarter of fiscal 1998 compared to $714,000 in the first quarter of fiscal 1997, an increase of $405,000. The increase was due to an increase in the average cash balance invested in the current year period as compared to the prior year.

     Income tax provision was $2,184,000 in the first quarter of fiscal 1998 compared to $2,443,000 in the first quarter of fiscal 1997. The effective tax rate was 38.5% compared to 41.0% in the prior year. The decrease in the effective tax rate is due to the impact of changes in the corporate cash investment strategy.

     Due to the factors noted above, net income was $3,488,000 in the first quarter of fiscal 1998 compared to $3,515,000 in the first quarter of fiscal 1997. As a percentage of sales, net income was 3.3% in the first quarter of fiscal 1998 compared to 3.7% in the first quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the first quarter of fiscal 1998 was $8,752,000 compared to $3,264,000 for the first quarter of fiscal 1997. The increase of $5,488,000 was attributable to an increase in accounts payable, accrued liabilities, taxes payable, deferred rent and other long-term liabilities of $1,673,000, along with a decrease in merchandise inventories, prepaids and other receivables of $4,035,000, offset by a slight increase in other assets. Working capital at May 2, 1998 was $49,218,000 compared to $66,452,000 at January 31, 1998, a decrease of $17,234,000. This decrease was primarily due to an increase in long-term investments in the first quarter of fiscal 1998, as current year cash was invested to a larger extent in investments with maturities beyond one year, as well as an increase in capital expenditures for new store and remodel construction. Inventory was $32,107,000 at May 2, 1998 compared to $26,884,000 at January 31, 1998, an increase of $5,223,000, due to the 21 new stores opened during this period, the new

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

catalog operation, and the seasonal nature of the business; inventory levels are typically at a low point at year end. The increase in accounts payable and accrued liabilities of $11,642,000 at May 2, 1998 compared to January 31, 1998 was primarily attributable to the increase in inventory as well as to the increase in payables related to capital expenditures for new store and remodel construction.

     In the first quarter of fiscal 1998, the Company invested $9,917,000 in equipment and leasehold improvements, compared to $2,116,000 in the prior year first quarter. These expenditures related primarily to the 21 new stores opened and 11 stores remodeled in the first quarter of fiscal 1998 along with construction in progress for additional new and remodeled stores. The Company currently estimates that the capital expenditures for the remainder of fiscal 1998 will be approximately $25,000,000. These planned expenditures relate primarily to new store openings and remodels.

     The Company has an unsecured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $30,000,000 and a five year amortizing term loan with Bank of America in the amount of $10,000,000, maturing on July 1, 2000. At May 2, 1998, there were no outstanding borrowings under the credit arrangement, and the Company believes it was in compliance with all terms and covenants of the credit arrangement and the term loan.

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

NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130), in the first quarter of fiscal 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

classified as available-for-sale. The adoption of SFAS 130 required no additional disclosure for the Company and did not have a material effect on the Company's financial position or results of operations.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. This statement standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under previous statements. The Company will adopt the disclosure requirements in its Form 10-K for the fiscal year ending January 30, 1999.

YEAR 2000 COMPLIANCE

     During fiscal 1998 and fiscal 1999, the Company plans to convert substantially all of its computer systems and hardware. Prior to the purchase of the new systems and hardware the Company obtained or is in the process of obtaining assurance from the vendors that the products purchased are in fact Year 2000 compliant. The Company will also complete an independent review of such systems to further verify Year 2000 compliance. The Company has performed a preliminary review of its existing computer systems and hardware to identify processes which may be affected by Year 2000 problems. At this time, no significant issues have been identified, however the Company will complete a more thorough review of its existing systems by the end of fiscal 1998 in order to ensure an adequate plan exists for Year 2000 compliance in the event the conversions fall behind schedule.

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

                                        The Wet Seal, Inc.
                                        (Registrant)



  Date:  June 8, 1998                   /S/KATHY BRONSTEIN
       --------------------------     -----------------------------
                                        Kathy Bronstein
                                        Vice Chairman and Chief
                                        Executive Officer
                                        (Principal Executive
                                        Officer)


  Date: June 8, 1998                   /S/EDMOND THOMAS
       --------------------------     -----------------------------
                                        Edmond Thomas
                                        President and
                                        Chief Operating Officer


  Date:  June 8, 1998                   /S/ANN CADIER KIM
       --------------------------     -----------------------------
                                        Ann Cadier Kim
                                        Vice President of Finance
                                        and Chief Financial
                                        Officer (Principal
                                        Financial and Accounting
                                        Officer)