Form 10-Q
period 1998-08-01
WET SEAL INC
filed 1998-09-15
CIK 863456

                              THE UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
---       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1998

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
---         THE SECURITIES EXCHANGE ACT OF 1934

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

          The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock, par value $.10 per share, at September 4, 1998 were 10,676,578 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at September 4, 1998.

                              THE WET SEAL, INC.
                                  FORM 10-Q

                                    INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of August 1, 1998 (unaudited)
          and January 31, 1998....................................3-4

          Statements of Operations (unaudited) for the 13 and
          26 weeks ended August 1, 1998 and August 2, 1997..........5

          Statements of Cash Flows (unaudited) for the 26 weeks
          ended August 1, 1998 and August 2, 1997...................6

          Notes to Financial Statements...........................7-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................9-16


PART II.  OTHER INFORMATION........................................17

          SIGNATURE PAGE...........................................18

                              THE WET SEAL, INC.
                                BALANCE SHEETS



                                                      AUGUST 1,   JANUARY 31,
                                                           1998          1998
                                                     -----------  -----------
                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 61,119,000  $ 76,056,000
  Short-term investments                                9,377,000    19,817,000
  Other receivables                                     2,633,000     3,209,000
  Merchandise inventories                              38,778,000    26,884,000
  Prepaid expenses                                      5,436,000       330,000
  Deferred tax charges                                  1,137,000     1,137,000
                                                     ------------  ------------
    Total current assets                              118,480,000   127,433,000
                                                     ------------  ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Leasehold improvements                               74,466,000    65,465,000
  Furniture, fixtures and equipment                    28,352,000    24,965,000
  Leasehold rights                                      3,692,000     3,692,000
  Construction in progress                                734,000         2,000
                                                     ------------  ------------
                                                      107,244,000    94,124,000
  Less accumulated depreciation                       (55,063,000)  (49,171,000)
                                                     ------------  ------------
    Net equipment and leasehold improvements           52,181,000    44,953,000
                                                     ------------  ------------

LONG-TERM INVESTMENTS                                  16,850,000       499,000

OTHER ASSETS:
  Deferred tax charges and other assets                10,971,000    10,817,000
  Goodwill, net of accumulated amortization of
    $634,000 and $611,000 as of August 1, 1998
    and January 31, 1998, respectively                    498,000       521,000
                                                     ------------  ------------
     Total other assets                                11,469,000    11,338,000
                                                     ------------  ------------
                                                     $198,980,000  $184,223,000
                                                     ------------  ------------
                                                     ------------  ------------


See accompanying notes to financial statements

                               THE WET SEAL, INC.
                                 BALANCE SHEETS



                                                      AUGUST 1,     JANUARY 31,
                                                           1998            1998
                                                     -----------   ------------
                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $ 45,943,000  $ 35,858,000
  Accrued liabilities                                  18,504,000    20,570,000
  Income taxes payable                                    984,000     2,553,000
  Current portion of long-term debt                     2,000,000     2,000,000
                                                     ------------  ------------
    Total current liabilities                          67,431,000    60,981,000
                                                     ------------  ------------

LONG-TERM LIABILITIES:
  Long-term debt                                          264,000     1,264,000
  Deferred rent                                         6,701,000     6,254,000
  Other long-term liabilities                           3,075,000     2,730,000
                                                     ------------  ------------
    Total long-term liabilities                        10,040,000    10,248,000
                                                     ------------  ------------
    Total liabilities                                  77,471,000    71,229,000
                                                     ------------  ------------


STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, authorized
    2,000,000 shares; none issued and outstanding             -             -
  Common Stock, Class A, $.10 par value,
    authorized 20,000,000 shares;
    10,676,578 and 10,656,578 shares issued and
    outstanding at August 1, 1998 and January 31,
    1998, respectively                                  1,068,000     1,066,000
  Common Stock, Class B Convertible, $.10 par
    value, authorized 10,000,000 shares;
    2,912,665 shares issued and outstanding
    at August 1, 1998 and January 31, 1998,
    respectively                                          291,000       291,000
  Paid-in capital                                      57,363,000    57,217,000
  Retained earnings                                    62,787,000    54,420,000
                                                     ------------  ------------
    Total stockholders' equity                        121,509,000   112,994,000
                                                     ------------  ------------
                                                     $198,980,000  $184,223,000
                                                     ------------  ------------
                                                     ------------  ------------

See accompanying notes to financial statements

                               THE WET SEAL, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                            13 WEEKS ENDED             26 WEEKS ENDED
                                                     --------------------------  --------------------------
                                                        AUGUST 1,     AUGUST 2,     AUGUST 1,     AUGUST 2,
                                                             1998          1997          1998          1997
                                                     ------------   -----------  ------------  ------------
SALES                                                $113,036,000   $94,254,000  $217,881,000  $189,817,000

COST OF SALES (INCLUDING BUYING, DISTRIBUTION
    AND OCCUPANCY COSTS)                               80,148,000    68,917,000   155,020,000   139,039,000
                                                     ------------   -----------  ------------  ------------
GROSS MARGIN                                           32,888,000    25,337,000    62,861,000    50,778,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           25,856,000    20,470,000    51,276,000    40,667,000
                                                     ------------   -----------  ------------  ------------
OPERATING INCOME                                        7,032,000     4,867,000    11,585,000    10,111,000

INTEREST INCOME, NET                                     (901,000)     (990,000)   (2,020,000)   (1,704,000)
                                                     ------------   -----------  ------------  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                7,933,000     5,857,000    13,605,000    11,815,000

PROVISION FOR INCOME TAXES                              3,054,000     2,440,000     5,238,000     4,883,000
                                                     ------------   -----------  ------------  ------------
NET INCOME                                           $  4,879,000   $ 3,417,000  $  8,367,000  $  6,932,000
                                                     ------------   -----------  ------------  ------------
                                                     ------------   -----------  ------------  ------------

NET INCOME PER SHARE, BASIC                                 $0.36         $0.25         $0.62         $0.51

NET INCOME PER SHARE, DILUTED                               $0.35         $0.25         $0.59         $0.50
                                                     ------------   -----------  ------------  ------------
                                                     ------------   -----------  ------------  ------------

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC             13,584,408    13,552,932    13,579,963    13,547,235

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED           14,091,995    13,851,502    14,098,178    13,839,357
                                                     ------------   -----------  ------------  ------------
                                                     ------------   -----------  ------------  ------------

See accompanying notes to financial statements

                               THE WET SEAL, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                    26 WEEKS ENDED
                                                                            -----------------------------
                                                                               AUGUST 1,        AUGUST 2,
                                                                                    1998             1997
                                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $  8,367,000     $  6,932,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                          5,915,000        5,660,000
        Changes in operating assets and liabilities:
          (Increase) decrease in:
          Other receivables                                                      576,000         (581,000)
          Merchandise inventories                                            (11,894,000)      (9,707,000)
          Prepaid expenses                                                    (5,106,000)      (7,002,000)
          Other assets                                                          (154,000)          (4,000)
          (Decrease) increase in:
          Accounts payable and accrued liabilities                             8,019,000       10,906,000
          Income taxes payable                                                (1,569,000)      (2,152,000)
          Deferred rent                                                          447,000          131,000
          Other long-term liabilities                                            345,000              -
                                                                            ------------     ------------
   Net cash provided by operating activities                                   4,946,000        4,183,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities                                17,170,000       11,000,000
   Investment in equipment and leasehold improvements                        (13,120,000)      (9,934,000)
   Investment in marketable securities                                       (23,081,000)     (22,065,000)
                                                                            ------------     ------------
   Net cash used in investing activities                                     (19,031,000)     (20,999,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                       (1,000,000)      (1,000,000)
   Proceeds from issuance of stock                                               148,000          175,000
                                                                            ------------     ------------
   Net cash used in financing activities                                        (852,000)        (825,000)
                                                                            ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (14,937,000)     (17,641,000)

CASH AND CASH EQUIVALENTS, beginning of period                                76,056,000       71,483,000
                                                                            ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                    $ 61,119,000     $ 53,842,000
                                                                            ------------     ------------
                                                                            ------------     ------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                            $    114,000     $    186,000
        Income taxes, net                                                      3,973,000        8,401,000

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

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included.
The results of operations for the 13 and 26 weeks ended August 1, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report for the year ended January 31, 1998.

NOTE 2 - LINE OF CREDIT AND LOAN PAYABLE TO BANK:

     Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 2000. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.75%. As of August 1, 1998, the Company had no borrowings outstanding under the credit arrangement.

     In June 1995, the Company entered into an unsecured five-year, $10 million term loan. The loan bears interest at the Bank of America's prime rate plus 0.25% or, at the Company's option, LIBOR plus 1.75%. The estimated annual principal payments on the loan are $2,000,000 payable in quarterly installments of $500,000 which commenced October 31, 1995. As of August 1, 1998, the loan has a remaining outstanding balance of $2,264,000.

     The credit arrangement and the term loan impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement and the term loan require that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At August 1, 1998, the Company was in compliance with these covenants.

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

                                 13 WEEKS ENDED  13 WEEKS ENDED   26 WEEKS ENDED    26 WEEKS ENDED
                                 AUGUST 1, 1998  AUGUST 2, 1997   AUGUST 1, 1998    AUGUST 2, 1997
                                 --------------  --------------   --------------    --------------
Net income:
Basic and diluted............     $ 4,879,000      $ 3,417,000      $ 8,367,000      $ 6,932,000
                                  -----------      -----------      -----------      -----------
                                  -----------      -----------      -----------      -----------

Weighted average
number of common shares:
Basic........................      13,584,408       13,552,932       13,579,963       13,547,235
Effect of dilutive
securities-stock options.....         507,587          298,570          518,215          292,122
                                  -----------      -----------      -----------      -----------

Diluted......................      14,091,995       13,851,502       14,098,178       13,839,357


Net income per share:
Basic........................           $0.36            $0.25            $0.62            $0.51
Effect of dilutive
securities-stock options.....            0.01             0.00             0.03             0.01
                                  -----------      -----------      -----------      -----------
Diluted......................           $0.35            $0.25            $0.59            $0.50

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 414 retail stores in 42 states and Puerto Rico under the names "Wet Seal", "Contempo Casuals", "Limbo Lounge" and "Next". The Company sells moderately priced, fashionable, casual apparel and accessory items designed for consumers with a young, active lifestyle.

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

     As of August 1, 1998 the Company operated 413 stores compared to 368 stores as of August 2, 1997, the end of the second quarter of fiscal 1997. The Company opened 57 stores during the period from August 2, 1997 to August 1, 1998 and closed 12 stores.

     Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc.

     Since January 1998 the Company has mailed four editions of the Wet Seal Catalog, the most recent at the end of July. The results of the catalog operations are included in Management's Discussion and Analysis of Financial Condition and Results of Operations which follows. The Company plans to mail two additional catalogs during the remainder of fiscal 1998.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

THE 13 WEEKS ENDED AUGUST 1, 1998 (SECOND QUARTER OF FISCAL 1998) AS COMPARED TO THE 13 WEEKS ENDED AUGUST 2, 1997 (SECOND QUARTER OF FISCAL 1997)

     Sales in the second quarter of fiscal 1998 were $113,036,000 compared to sales in the second quarter of fiscal 1997 of $94,254,000, an increase of $18,782,000 or 19.9%. The dollar increase in sales was primarily due to the net increase of 45 stores; 413 stores at the end of the second quarter of fiscal 1998 compared to 368 stores at the end of the second quarter of fiscal 1997. The increase was also due to the 4.3% increase in comparable store sales, and to a lesser extent due to sales related to the third catalog mailing in May 1998. Comparable store sales are defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year.

     Cost of sales, including buying, distribution and occupancy costs, was $80,148,000 in the second quarter of fiscal 1998 compared to $68,917,000 in the second quarter of fiscal 1997, an increase of $11,231,000. The dollar increase in cost of sales was due to the increase in sales. As a percentage of sales, cost of sales decreased from 73.1% in the second quarter of fiscal 1997 to 70.9% in the second quarter of fiscal 1998, a decrease of 2.2%. This decrease as a percentage of sales was due primarily to a 1.7% improvement in occupancy costs as a percentage of total sales, resulting primarily from the catalog operation not having any occupancy costs. In addition to the catalog leverage, there was a decrease in occupancy costs as a percentage of sales for the stores as a result of the increase in comparable store sales. The decrease in cost of sales as a percentage of sales was also due to a 0.7% decrease in the cost of merchandise due primarily to improvement in the initial margins in the second quarter of fiscal 1998. The improvements in cost of sales as a percentage of sales were offset slightly by an increase of 0.2% in the distribution costs as a percentage of sales related to the catalog operation.

     Selling, general and administrative expenses were $25,856,000 in the second quarter of fiscal 1998 compared to $20,470,000 in the second quarter of fiscal 1997, an increase of $5,386,000. The dollar increase in selling, general and administrative expenses was related to the increase in total sales and to the catalog operation. As a percentage of sales, selling, general and administrative expenses increased from 21.7% in the second quarter of fiscal 1997 to 22.9% in the second quarter of fiscal 1998, an increase of 1.2%. The increase as a percentage of sales was related primarily to the catalog operation. The catalog

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

production costs and administrative costs were classified as selling, general and administrative expenses. Without the impact of the catalog operation, selling, general and administrative expenses increased 0.4% over prior year as a percentage of sales. This increase was primarily due to an increase in general and administrative expenses due to additional staff to support our expanded operations, offset by a slight decrease in selling expense as a result of leverage from the increase in comparable store sales.

     Interest income, net, was $901,000 in the second quarter of fiscal 1998 compared to $990,000 in the second quarter of fiscal 1997, a decrease of $89,000. The decrease was due to a change in the corporate cash investment strategy in the current year to more tax exempt investments which carry a lower interest rate.

     Income tax provision was $3,054,000 in the second quarter of fiscal 1998 compared to $2,440,000 in the second quarter of fiscal 1997. The effective tax rate was 38.5% compared to 41.7% in the prior year. The decrease in the effective tax rate is due to the impact of changes in the corporate cash investment strategy.

     Due to the factors noted above, net income was $4,879,000 in the second quarter of fiscal 1998 compared to $3,417,000 in the second quarter of fiscal 1997. As a percentage of sales, net income was 4.3% in the second quarter of fiscal 1998 compared to 3.6% in the second quarter of fiscal 1997.

THE 26 WEEKS ENDED AUGUST 1, 1998 (SECOND QUARTER YEAR TO DATE OF FISCAL
1998) AS COMPARED TO THE 26 WEEKS ENDED AUGUST 2, 1997 (SECOND QUARTER YEAR TO DATE OF FISCAL 1997)

     Sales in the 26 weeks ended August 1, 1998 were $217,881,000 compared to sales in the 26 weeks ended August 2, 1997 of $189,817,000, an increase of $28,064,000 or 14.8%. The dollar increase in sales was primarily due to the net increase of 45 stores during the period from August 3, 1997 to August 1, 1998. The increase was also due to sales related to the three catalog mailings in the first and second quarters of fiscal 1998, and to a lesser extent the increase of 0.8% in comparable store sales.

     Cost of sales, including buying, distribution and occupancy costs, was $155,020,000 in the second quarter year to date of fiscal 1998 compared to $139,039,00 in the second quarter year to

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

date of fiscal 1997, an increase of $15,981,000. The dollar increase in cost of sales was due to the increase in sales. As a percentage of sales, cost of sales decreased from 73.3% in the second quarter year to date of fiscal 1997 to 71.2% in the second quarter year to date of fiscal 1998, a decrease of 2.1%. This decrease as a percentage of sales related primarily to a 1.3% decrease in the cost of merchandise due to improvement in the initial margins in the first and second quarters of fiscal 1998. The decrease in cost of sales as a percentage of sales was also due to a 1.0% improvement in occupancy costs as a percentage of total sales, resulting primarily from the catalog operation not having any occupancy costs. In addition to the catalog leverage, there was a decrease in occupancy costs as a percentage of sales for the stores as a result of the slight increase in comparable store sales. The improvements in cost of sales as a percentage of sales were offset slightly by an increase of 0.2% in the distribution costs as a percentage of sales related to the catalog operation.

     Selling, general and administrative expenses were $51,276,000 in the second quarter year to date of fiscal 1998 compared to $40,667,000 in the second quarter year to date of fiscal 1997, an increase of $10,609,000. The dollar increase in selling, general and administrative expenses was related to the increase in total sales and to the catalog operation. As a percentage of sales, selling, general and administrative expenses increased from 21.4% in the second quarter year to date of fiscal 1997 to 23.5% in the second quarter year to date of fiscal 1998, an increase of 2.1%. The increase as a percentage of sales for the second quarter year to date was primarily related to the catalog operation. The catalog production costs and administrative costs were classified as selling, general and administrative expenses. Without the impact of the catalog operation, selling, general and administrative expenses increased 1.1% over prior year as a percentage of sales. This increase was primarily due to an increase in general and administrative expenses due to additional staff to support our expanded operations, as well as a slight increase in selling expense related to an increase in store wages due to minimum wage increases.

     Interest income, net, was $2,020,000 in the second quarter year to date of fiscal 1998 compared to $1,704,000 in the second quarter year to date of fiscal 1997, an increase of $316,000. The increase was due to an increase in the average cash balance invested offset somewhat by a change in the corporate cash investment strategy in the current year to more tax exempt investments which carry a lower interest rate.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

     Income tax provision was $5,238,000 in the second quarter year to date of fiscal 1998 compared to $4,883,000 in the second quarter year to date of fiscal 1997. The effective tax rate was 38.5% compared to 41.3% in the prior year. The decrease in the effective tax rate is due to the impact of changes in the corporate cash investment strategy.

     Due to the factors noted above, net income was $8,367,000 in the second quarter year to date of fiscal 1998 compared to $6,932,000 in the second quarter year to date of fiscal 1997. As a percentage of sales, net income was 3.8% in the second quarter year to date of fiscal 1998 compared to 3.7% in the second quarter year to date of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the first half of fiscal 1998 was $4,946,000 compared to $4,183,000 for the first half of fiscal 1997.
 The increase of $763,000 was attributable to an increase in net income of $1,435,000, an increase in depreciation and amortization of $255,000, an increase in other receivables of $1,157,000, a decrease in prepaid expenses of $1,896,000 and an increase in taxes payable, deferred rent and other long-term liabilities of $1,244,000 offset by an increase in merchandise inventories of $2,187,000, an increase in other assets of $150,000 and a decrease in accounts payable and accrued liabilities of $2,887,000.

     Working capital at August 1, 1998 was $51,049,000 compared to $66,452,000 at January 31, 1998, a decrease of $15,403,000. This decrease was primarily due to an increase in long-term investments in the first half of fiscal 1998, as current year cash was invested to a larger extent in investments with maturities beyond one year, as well as an increase in capital expenditures for new store and remodel construction. Inventory was $38,778,000 at August 1, 1998 compared to $26,884,000 at January 31, 1998, an increase of $11,894,000, due to the 31 new stores opened during this period, the new catalog operation, and the seasonal nature of the business; inventory levels are typically at a low point at year end. The increase in accounts payable and accrued liabilities of $8,019,000 at August 1, 1998 compared to January 31, 1998 was primarily attributable to the increase in inventory as well as to the increase in payables related to capital expenditures for new store and remodel construction.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     In the first half of fiscal 1998, the Company invested $13,120,000 in equipment and leasehold improvements, compared to $9,934,000 in the first half of the prior year. These expenditures related primarily to the 31 new stores opened and 15 stores remodeled in the first half of fiscal 1998 along with construction in progress for additional new and remodeled stores. The Company currently estimates that the capital expenditures for the remainder of fiscal 1998 will be approximately $22,000,000. These planned expenditures relate primarily to new store openings and remodels.

     The Company has an unsecured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $30,000,000 and a five year amortizing term loan with Bank of America in the amount of $10,000,000, maturing on July 1, 2000. At August 1, 1998, there were no outstanding borrowings under the credit arrangement, and the Company believes it was in compliance with all terms and covenants of the credit arrangement and the term loan.

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

NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130), in the first quarter of fiscal 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The adoption of SFAS 130 required no additional disclosure for the Company and did not have a material effect on the Company's financial position or results of operations.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

     ITEM 2 - CHANGES IN SECURITIES.  Not Applicable

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its most recent annual meeting on June 9, 1998. At this meeting, the Company's shareholders elected George H. Benter, Jr., Kathy Bronstein, Stephen Gross, Walter F. Loeb, Wilfred Posluns, Gerald Randolph, Alan Siegel, Irving Teitelbaum and Edmond Thomas to the Board of Directors with an affirmative vote of at least 10,099,232 Class A shares and 2,912,665 Class B shares for each director, with no more than 12,975 Class A shares voting against any director. The shareholders also ratified the Company's selection of Deloitte & Touche LLP as the independent certified public accountants for the fiscal year ending January 30, 1999 with an affirmative vote of 10,107,357 Class A shares and 2,912,665 Class B shares, with 1,900 Class A shares voting against. Class A shares are entitled to one vote per share. Class B shares are entitled to two votes per share.

     ITEM 5 - OTHER INFORMATION.  Not Applicable

     ITEM 6(a) - EXHIBITS.  Not Applicable

     ITEM 6(b) - REPORTS ON FORM 8-K.  Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Wet Seal, Inc.
                                        (Registrant)



Date: September 11, 1998                 /s/ KATHY BRONSTEIN
      ------------------                 ----------------------------------
                                             Kathy Bronstein
                                             Vice Chairman and Chief
                                             Executive Officer
                                             (Principal Executive
                                             Officer)


Date: September 11, 1998                 /s/ EDMOND THOMAS
      ------------------                 ----------------------------------
                                             Edmond Thomas
                                             President and
                                             Chief Operating Officer


Date: September 11, 1998                 /s/ ANN CADIER KIM
      ------------------                 ----------------------------------
                                             Ann Cadier Kim
                                             Vice President of Finance
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)