Form 10-Q
period 1998-10-31
WET SEAL INC
filed 1998-12-15
CIK 863456

                                 THE UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                      FORM 10-Q


               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              ---          THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 1998

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
     The number of shares outstanding of the registrant's Class A Common
Stock and Class B Common Stock, par value $.10 per share, at December 4, 1998 were 10,681,578 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at December 4, 1998.

                              THE WET SEAL, INC.
                                  FORM 10-Q

                                    INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of October 31, 1998 (unaudited)
          and January 31, 1998....................................3-4

          Statements of Operations (unaudited) for the 13 and
          39 weeks ended October 31, 1998 and
          November 1, 1997..........................................5

          Statements of Cash Flows (unaudited) for the 39 weeks
          ended October 31, 1998 and November 1, 1997...............6

          Notes to Financial Statements...........................7-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................9-17


PART II.  OTHER INFORMATION........................................18

          SIGNATURE PAGE...........................................19

                              THE WET SEAL, INC.
                                BALANCE SHEETS

                                                                               OCTOBER 31,               JANUARY 31,
                                                                                      1998                      1998
                                                                       --------------------     ---------------------
                                                                                (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                    $53,517,000               $76,056,000
  Short-term investments                                                         7,618,000                19,817,000
  Other receivables                                                              2,995,000                 3,209,000
  Merchandise inventories                                                       36,255,000                26,884,000
  Prepaid expenses                                                               5,826,000                   330,000
  Deferred tax charges                                                           1,137,000                 1,137,000
                                                                       --------------------     ---------------------
    Total current assets                                                       107,348,000               127,433,000
                                                                       --------------------     ---------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Leasehold improvements                                                        70,911,000                65,465,000
  Furniture, fixtures and equipment                                             32,674,000                24,965,000
  Leasehold rights                                                               3,577,000                 3,692,000
  Construction in progress                                                       3,265,000                     2,000
                                                                       --------------------     ---------------------
                                                                               110,427,000                94,124,000
  Less accumulated depreciation                                                (55,040,000)              (49,171,000)
                                                                       --------------------     ---------------------
    Net equipment and leasehold improvements                                    55,387,000                44,953,000
                                                                       --------------------     ---------------------

LONG-TERM INVESTMENTS                                                           14,198,000                   499,000

OTHER ASSETS:
  Deferred taxes and other assets                                               11,402,000                10,817,000
  Goodwill, net of accumulated amortization of
    $645,000 and $611,000 as of October 31, 1998
    and January 31, 1998, respectively                                             487,000                   521,000
                                                                       --------------------     ---------------------
     Total other assets                                                         11,889,000                11,338,000
                                                                       ====================     =====================
                                                                              $188,822,000              $184,223,000
                                                                       ====================     =====================

                              THE WET SEAL, INC.
                                BALANCE SHEETS

                                                                               OCTOBER 31,               JANUARY 31,
                                                                                      1998                      1998
                                                                       --------------------     ---------------------
                                                                               (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $48,638,000               $35,858,000
  Accrued liabilities                                                           18,371,000                20,570,000
  Income taxes payable                                                           2,055,000                 2,553,000
  Current portion of long-term debt                                              2,000,000                 2,000,000
                                                                       --------------------     ---------------------
    Total current liabilities                                                   71,064,000                60,981,000
                                                                       --------------------     ---------------------

LONG-TERM LIABILITIES:
  Long-term debt                                                                   264,000                 1,264,000
  Deferred rent                                                                  6,994,000                 6,254,000
  Other long-term liabilities                                                    3,248,000                 2,730,000
                                                                       --------------------     ---------------------
    Total long-term liabilities                                                 10,506,000                10,248,000
                                                                       --------------------     ---------------------
    Total liabilities                                                           81,570,000                71,229,000
                                                                       --------------------     ---------------------


STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, authorized
    2,000,000 shares; none issued and outstanding                                      -                        -
  Common Stock, Class A, $.10 par value,
    authorized 20,000,000 shares;
    10,676,578 and 10,656,578 shares issued and outstanding
    at October 31, 1998 and January 31, 1998, respectively                       1,068,000                 1,066,000
  Common Stock, Class B Convertible, $.10 par value,
    authorized 10,000,000 shares;
    2,912,665 shares issued and outstanding
    at October 31, 1998 and January 31, 1998, respectively                         291,000                   291,000
  Paid-in capital                                                               57,363,000                57,217,000
  Retained earnings                                                             68,205,000                54,420,000
  Treasury stock, 1,327,000 shares at cost                                     (19,675,000)                     -
                                                                       --------------------     ---------------------
    Total stockholders' equity                                                 107,252,000               112,994,000
                                                                       ====================     =====================
                                                                              $188,822,000              $184,223,000
                                                                       ====================     =====================

                              THE WET SEAL, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 13 WEEKS ENDED                            39 WEEKS ENDED
                                                  --------------------------------------     --------------------------------------
                                                      OCTOBER 31,           NOVEMBER 1,           OCTOBER 31,           NOVEMBER 1,
                                                             1998                  1997                  1998                 1997
                                                  ----------------     -----------------     -----------------    -----------------
SALES                                                $121,622,000          $104,435,000          $339,503,000         $294,252,000

COST OF SALES (including buying, distribution
    and occupancy costs)                               85,121,000            74,003,000           240,141,000          213,042,000
                                                  ----------------     -----------------     -----------------    -----------------

GROSS MARGIN                                           36,501,000            30,432,000            99,362,000           81,210,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           28,648,000            21,932,000            79,924,000           62,599,000
                                                  ----------------     -----------------     -----------------    -----------------

OPERATING INCOME                                        7,853,000             8,500,000            19,438,000           18,611,000

INTEREST INCOME, NET                                     (957,000)             (905,000)           (2,977,000)          (2,609,000)
                                                  ----------------     -----------------     -----------------    -----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                8,810,000             9,405,000            22,415,000           21,220,000

PROVISION FOR INCOME TAXES                              3,392,000             3,926,000             8,630,000            8,809,000
                                                  ----------------     -----------------     -----------------    -----------------

NET INCOME                                             $5,418,000            $5,479,000           $13,785,000          $12,411,000
                                                  ================     =================     =================    =================

NET INCOME PER SHARE, BASIC                                 $0.42                 $0.40                 $1.03                $0.92
                                                  ================     =================     =================    =================

NET INCOME PER SHARE, DILUTED                               $0.41                 $0.39                 $1.00                $0.89
                                                  ================     =================     =================    =================

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC             12,915,100            13,557,539            13,358,342           13,550,670
                                                  ================     =================     =================    =================

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED           13,249,208            13,899,561            13,849,798           13,868,239
                                                  ================     =================     =================    =================

                              THE WET SEAL, INC.
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                      39 WEEKS ENDED
                                                                       ----------------------------------------------
                                                                               OCTOBER 31,               NOVEMBER 1,
                                                                                      1998                      1997
                                                                       --------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $13,785,000               $12,411,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                            9,186,000                 8,504,000
        Changes in operating assets and liabilities:
          (Increase) decrease in:
          Other receivables                                                        214,000                (1,931,000)
          Merchandise inventories                                               (9,371,000)               (5,477,000)
          Prepaid expenses                                                      (5,496,000)               (6,427,000)
          Other assets                                                            (585,000)                  (13,000)
          (Decrease) increase in:
          Accounts payable and accrued liabilities                              10,581,000                 9,446,000
          Income taxes payable                                                    (498,000)               (2,152,000)
          Deferred rent                                                            740,000                   263,000
          Other long-term liabilities                                              518,000                     -
                                                                       --------------------     ---------------------
   Net cash provided by operating activities                                    19,074,000                14,624,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities                                  31,285,000                15,365,000
   Investment in equipment and leasehold improvements                          (19,586,000)              (18,623,000)
   Investment in marketable securities                                         (32,785,000)              (36,908,000)
                                                                       --------------------     ---------------------
   Net cash used in investing activities                                       (21,086,000)              (40,166,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                         (1,000,000)               (1,500,000)
   Purchase of treasury stock                                                  (19,675,000)                    -
   Proceeds from issuance of stock                                                 148,000                   175,000
                                                                       --------------------     ---------------------
   Net cash used in financing activities                                       (20,527,000)               (1,325,000)
                                                                       --------------------     ---------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (22,539,000)              (26,867,000)

CASH AND CASH EQUIVALENTS, beginning of period                                  76,056,000                71,483,000
                                                                       --------------------     ---------------------

CASH AND CASH EQUIVALENTS, end of period                                       $53,517,000               $44,616,000
                                                                       ====================     =====================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                                  $154,000                  $267,000
        Income taxes, net                                                        6,290,000                11,669,000


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

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included.
The results of operations for the 13 and 39 weeks ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report for the year ended January 31, 1998.

NOTE 2 - LINE OF CREDIT AND LOAN PAYABLE TO BANK:

     Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 2000. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.75%. As of October 31, 1998, the Company had no borrowings outstanding under the credit arrangement.

     In June 1995, the Company entered into an unsecured five-year, $10 million term loan. The loan bears interest at the Bank of America's prime rate plus 0.25% or, at the Company's option, LIBOR plus 1.75%. The estimated annual principal payments on the loan are $2,000,000 payable in quarterly installments of $500,000 which commenced October 31, 1995. As of October 31, 1998, the loan has a remaining outstanding balance of $2,264,000.

     The credit arrangement and the term loan impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement and the term loan require that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At October 31, 1998, the Company was in compliance with these covenants.

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

                                13 WEEKS ENDED     13 WEEKS ENDED     39 WEEKS ENDED     39 WEEKS ENDED
                              OCTOBER 31, 1998   NOVEMBER 1, 1997   OCTOBER 31, 1998   NOVEMBER 1, 1997
                              ----------------   ----------------   ----------------   ----------------
 Net income:
 Basic and diluted.......           $5,418,000         $5,479,000        $13,785,000        $12,411,000

 Weighted average
 number of common shares:
 Basic...................           12,915,100         13,557,539         13,358,342         13,550,670
 Effect of dilutive
 securities-stock options              334,108            342,022            491,456            317,569
                                    ----------         ----------        -----------        -----------
 Diluted.................           13,249,208         13,899,561         13,849,798         13,868,239

 Net income per share:
 Basic...................                $0.42              $0.40              $1.03              $0.92
 Effect of dilutive
 securities-stock options                 0.01               0.01               0.03               0.03
                                    ----------         ----------        -----------        -----------
 Diluted.................                $0.41              $0.39              $1.00              $0.89

NOTE 4 - TREASURY STOCK:

     The Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of October 31, 1998, 1,327,000 shares had been repurchased at a cost of $19,675,000. Such repurchased shares are reflected as Treasury Stock in the Company's Balance Sheet.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 462 retail stores in 42 states and Puerto Rico under the names "Wet Seal", "Contempo Casuals", "Limbo Lounge", "Arden B." and "Next". In January 1998 the Company initiated a catalog which operates under the name "Wet Seal".

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

     As of October 31, 1998 the Company operated 424 stores compared to 375 stores as of November 1, 1997, the end of the third quarter of fiscal 1997. The Company opened 62 stores during the period from November 1, 1997 to October 31, 1998 and closed 13 stores.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

THE 13 WEEKS ENDED OCTOBER 31, 1998 (THIRD QUARTER OF FISCAL 1998) AS COMPARED TO THE 13 WEEKS ENDED NOVEMBER 1, 1997 (THIRD QUARTER OF FISCAL 1997)

     Sales in the third quarter of fiscal 1998 were $121,622,000 compared to sales in the third quarter of fiscal 1997 of $104,435,000, an increase of $17,187,000 or 16.5%. The dollar increase in sales was primarily due to the net increase of 49 stores; 424 stores at the end of the third quarter of fiscal 1998 compared to 375 stores at the end of the third quarter of fiscal 1997. The increase was also due to the catalog sales associated with the fourth and fifth catalog mailings in the third quarter of fiscal 1998. To a lesser extent the increase in sales was due to a 0.1% increase in comparable store sales. Comparable store

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

sales are defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year.

     Cost of sales, including buying, distribution and occupancy costs, was $85,121,000 in the third quarter of fiscal 1998 compared to $74,003,00 in the third quarter of fiscal 1997, an increase of $11,118,000. The dollar increase in cost of sales was due to the increase in sales. As a percentage of sales, cost of sales was 70.0% in the third quarter of fiscal 1998 compared to 70.9% in the third quarter of fiscal 1997, a decrease of 0.9%. This decrease as a percentage of sales was due primarily to a 1.3% decrease in occupancy costs and a 0.1% decrease in buying costs as a percentage of sales. These decreases were offset to some extent by a 0.5% increase in distribution costs as a percentage of sales. The 1.3% decrease in occupancy costs as a percentage of sales was due primarily to the leverage of the catalog operation sales on store occupancy costs. The 0.1% decrease in buying costs as a percentage of sales was due to the leverage associated with the increase in total sales. The 0.5% increase in the distribution costs as a percentage of sales related primarily to the catalog operation. The cost of merchandise as a percentage of sales was unchanged from prior year third quarter; improvement in the initial margins in the third quarter of fiscal 1998 was offset by increased markdowns.

     Selling, general and administrative expenses were $28,648,000 in the third quarter of fiscal 1998 compared to $21,932,000 in the third quarter of fiscal 1997, an increase of $6,716,000. The dollar increase in selling, general and administrative expenses was related to the increase in total sales. As a percentage of sales, selling, general and administrative expenses were 23.6% in the third quarter of fiscal 1998 compared to 21.0% in the third quarter of fiscal 1997, an increase of 2.6%. The increase as a percentage of sales for the third quarter was primarily related to the impact of the fixed costs associated with catalog production. Without the impact of the catalog operation, selling, general and administrative expenses increased 0.6% as a percentage of sales. This increase was primarily due to an increase in selling expense as a percentage of sales due to the increases in minimum wage and to the start up costs associated with new store openings. Also contributing to the increase as a percentage of sales is an increase in general and administrative wages to support the expanded operations in fiscal 1998.

     Interest income, net, was $957,000 in the third quarter of fiscal 1998 compared to $905,000 in the third quarter of fiscal 1997, an increase of $52,000. The increase was due to an

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

increase in the average cash balance invested offset somewhat by a change in the corporate cash investment strategy in the current year to more tax exempt investments which carry a lower interest rate.

     Income tax provision was $3,392,000 in the third quarter of fiscal 1998 compared to $3,926,000 in the third quarter of fiscal 1997. The effective tax rate was 38.5% compared to 41.7% in the prior year. The decrease in the effective tax rate was due to the impact of changes in the corporate cash investment strategy.

     Due to the factors noted above, net income was $5,418,000 in the third quarter of fiscal 1998 compared to $5,479,000 in the third quarter of fiscal 1997. As a percentage of sales, net income was 4.5% in the third quarter of fiscal 1998 compared to 5.2% in the third quarter of fiscal 1997.

THE 39 WEEKS ENDED OCTOBER 31, 1998 (THIRD QUARTER YEAR TO DATE OF FISCAL 1998) AS COMPARED TO THE 39 WEEKS ENDED NOVEMBER 1, 1997 (THIRD QUARTER YEAR TO DATE OF FISCAL 1997)

     Sales in the 39 weeks ended October 31, 1998 were $339,503,000 compared to sales in the 39 weeks ended November 1, 1997 of $294,252,000, an increase of $45,251,000 or 15.4%. The dollar increase in sales was primarily due to the net increase of 49 stores during the period from November 2, 1997 to October 31, 1998. The increase was also due to the catalog sales associated with the five catalog mailings year to date in fiscal 1998. To a lesser extent the increase in sales was due to the 0.6% increase in comparable store sales. Comparable store sales are defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year.

     Cost of sales, including buying, distribution and occupancy costs, was $240,141,000 in the third quarter year to date of fiscal 1998 compared to $213,042,00 in the third quarter year to date of fiscal 1997, an increase of $27,099,000. The dollar increase in cost of sales was due to the increase in sales. As a percentage of sales, cost of sales was 70.7% in the third quarter year to date of fiscal 1998 compared to 72.4% in the third quarter year to date of fiscal 1997, a decrease of 1.7%. This decrease as a percentage of sales related primarily to a 1.2% decrease in occupancy costs and a 0.8% decrease in the cost of merchandise as a percentage of sales. These decreases were offset to some extent by a 0.3% increase in distribution costs as

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

a percentage of sales. The 1.2% decrease in occupancy costs as a percentage of sales was due primarily to the leverage of the catalog operation sales on store occupancy costs. The 0.8% decrease in the cost of merchandise as a percentage of sales was due to improvement in the initial margins in fiscal 1998. The 0.3% increase in the distribution costs as a percentage of sales related primarily to the catalog operation.

     Selling, general and administrative expenses were $79,924,000 in the third quarter year to date of fiscal 1998 compared to $62,599,000 in the third quarter year to date of fiscal 1997, an increase of $17,325,000. The dollar increase in selling, general and administrative expenses was related to the increase in total sales. As a percentage of sales, selling, general and administrative expenses was 23.5% in the third quarter year to date of fiscal 1998 compared to 21.3% in the third quarter year to date of fiscal 1997, an increase of 2.2%. The increase as a percentage of sales for the third quarter year to date was primarily related to the impact of the fixed costs associated with catalog production. Without the impact of the catalog operation, selling, general and administrative expenses increased 0.9% over prior year as a percentage of sales. This increase was primarily due to an increase in general and administrative expenses due to an increase in wages to support the expanded operations in the current year, as well as an increase in selling expense as a percentage of sales related to an increase in store wages due to the increase in minimum wage and start up costs associated with new store openings.

     Interest income, net, was $2,977,000 in the third quarter year to date of fiscal 1998 compared to $2,609,000 in the third quarter year to date of fiscal 1997, an increase of $368,000. The increase was due to an increase in the average cash balance invested offset by a change in the corporate cash investment strategy in the current year to more tax exempt investments which carry a lower interest rate.

     Income tax provision was $8,630,000 in the third quarter year to date of fiscal 1998 compared to $8,809,000 in the third quarter year to date of fiscal 1997. The effective tax rate was 38.5% compared to 41.5% in the prior year. The decrease in the effective tax rate is due to the impact of changes in the corporate cash investment strategy.

     Due to the factors noted above, net income was $13,785,000 in the third quarter year to date of fiscal 1998 compared to $12,411,000 in the third quarter year to date of fiscal 1997. As

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

a percentage of sales, net income was 4.1% in the third quarter year to date of fiscal 1998 compared to 4.2% in the third quarter year to date of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the first three quarters of fiscal 1998 was $19,074,000. Working capital at October 31, 1998 was $36,284,000 compared to $66,452,000 at January 31, 1998, a decrease of $30,168,000. This decrease was primarily due to the purchase of treasury stock for $19,675,000 in the third quarter, along with an increase in long-term investments in the first three quarters of fiscal 1998, as current year cash was invested to a larger extent in investments with maturities beyond one year, as well as an increase in capital expenditures for new store and remodel construction. Inventory was $36,255,000 at October 31, 1998 compared to $26,884,000 at January 31, 1998, an increase of $9,371,000, due to the 46 new stores opened during this period, the new catalog operation, and the seasonal nature of the business; inventory levels are typically at a low point at year end. The increase in accounts payable and accrued liabilities of $10,581,000 at October 31, 1998 compared to January 31, 1998 was primarily attributable to the increase in inventory as well as to the increase in payables related to capital expenditures for new store and remodel construction.

     In the first three quarters of fiscal 1998, the Company invested $19,586,000 in equipment and leasehold improvements, compared to $18,623,000 in the same period of the prior year. These expenditures related primarily to the 46 new stores opened and 22 stores remodeled in the first three quarters of fiscal 1998 along with construction in progress for additional new and remodeled stores in the fourth quarter. The Company currently estimates that the capital expenditures for the remainder of fiscal 1998 will be approximately $9,000,000. These planned expenditures relate primarily to new store openings and remodels.

     In July 1998, the Company signed a definitive agreement to purchase 83 stores from Britches Great Outdoor Stores for approximately $15 million, subject to final adjustment per the terms of the agreement. Payment for the Britches stores will occur on or about February 5, 1999. In September 1998, the Company signed a definitive agreement to purchase approximately 20 Episode stores from Mothers Work, Inc. for $2.8 million, subject to final adjustment per the terms of the agreement. Payment for the Episode stores

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

is expected to be completed by December 31, 1998.

     The Company has an unsecured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $30,000,000 and a five year amortizing term loan with Bank of America in the amount of $10,000,000, maturing on July 1, 2000. At October 31, 1998, there were no outstanding borrowings under the credit arrangement, and the Company believes it was in compliance with all terms and covenants of the credit arrangement and the term loan.

     The Company invests its excess funds primarily in an investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes the Company's working capital and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements in the foreseeable future.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, distribute merchandise, or engage in similar normal business activities.

     During fiscal 1998 and fiscal 1999, the Company plans to convert substantially all of its computer software systems and hardware. Prior to the purchase of the new systems and hardware the Company obtained or is in the process of obtaining assurance from the vendors that the products purchased are in fact Year 2000 compliant. The Company will also complete an independent review of such systems to further verify Year 2000 compliance. The Company has performed a preliminary review of its existing computer software systems and hardware to identify processes which may be affected by Year 2000 problems. At this time, no significant issues have been identified, however the Company will complete a more thorough review of its existing systems by the end of fiscal 1998 to ensure an adequate plan exists for Year 2000 compliance should the conversions fall behind schedule.

     During fiscal 1998 and fiscal 1999, the Company will also complete a Year 2000 review of its relationships with suppliers and financial institutions and obtain assurance, where necessary, that these entities are Year 2000 compliant. The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of a third party's Year 2000 issue on the Company, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Due to the fact that the majority of the Company's computer software systems and hardware have been purchased or developed recently and were designed to be Year 2000 compliant, the Company does not expect to incur significant additional costs in addressing the Year 2000 issue. The total cost of the Year 2000 project is estimated at $300,000, and will be funded through operating cash flows.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     The costs of the project and time of completion for the Year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

     ITEM 2 - CHANGES IN SECURITIES.  Not Applicable

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held a special meeting of shareholders on October 26, 1998. At this meeting, the Company's shareholders approved an amendment to the Company's 1996 Long-Term Incentive Plan to increase the number of shares to provide for additional grants to eligible individuals under the Plan with an affirmative vote of 1,932,686 Class A shares and 2,912,665 Class B shares, with 3,456,928 Class A shares voting against. Class A shares are entitled to one vote per share. Class B shares are entitled to two votes per share.

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

                                        The Wet Seal, Inc.
                                        (Registrant)



  Date: December 11, 1998             /S/KATHY BRONSTEIN
        ----------------------        -------------------------------
                                        Kathy Bronstein
                                        Vice Chairman and Chief
                                        Executive Officer
                                        (Principal Executive
                                        Officer)



  Date: December 11, 1998             /S/EDMOND THOMAS
        ----------------------        -------------------------------
                                        Edmond Thomas
                                        President and
                                        Chief Operating Officer


  Date: December 11, 1998             /S/ANN CADIER KIM
        ----------------------        -------------------------------
                                        Ann Cadier Kim
                                        Senior Vice President of
                                        Finance and Chief
                                        Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)