Form 10-K
period 1999-01-30
WET SEAL INC
filed 1999-04-27
CIK 863456

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

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

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

                                 (949) 583-9029

              (Registrant's telephone number, including area code)
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      CLASS A COMMON STOCK          PREFERRED STOCK PURCHASE RIGHTS
        (Title of Class)                    (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates as of April 3, 1999 was $372,834,756.

    The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock, par value $.10 per share, at April 3, 1999 was 10,729,886 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at April 3, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders' to be filed with the Commission within 120 days of January 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    The Wet Seal, Inc., a Delaware corporation ("Wet Seal" or the "Company"), founded in 1962, is a nationwide specialty retailer of fashionable and contemporary apparel and accessory items designed for consumers with a young, active lifestyle. As of April 3, 1999, the Company operated 522 retail stores in 42 states, Washington D.C. and Puerto Rico, including 120 in California, 57 in Florida, and 41 in Texas. Of the 522 stores, 248 operate under the "CONTEMPO CASUALS" trademark, 190 operate under the "WET SEAL" trademark, 66 operate under the "ARDEN B." trademark, 17 operate under the "LIMBO LOUNGE" trademark and one of the stores operates under the "NEXT" trademark. Arden B. is the latest retail concept introduced by the Company in November 1998, and offers a collection of dressy and casual apparel, accessories and footwear for the young contemporary customer. Arden B. serves to fill the void between a "junior" and a "missy" customer. Limbo Lounge was introduced by the Company in fiscal 1996 and offers both junior's and young men's apparel and accessories in a unique and entertaining store environment.

    On July 1, 1995, the Company acquired the business, assets and properties of Contempo Casuals, Inc. ("Contempo Casuals"), a 237-store junior women's retail chain. This acquisition substantially increased the size of the Company. Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc.

    The Company introduced the "Wet Seal Catalog" in late January 1998. The catalog focuses on the junior customer and features both private label and branded apparel, shoes and accessories. The Company had six catalog mailings throughout fiscal 1998. In fiscal 1999, the Company plans to reposition the catalog under the "Blue Asphalt" brand name. Blue Asphalt is the number one denim brand in both Wet Seal and Contempo Casuals stores, and has been expanded to a full assortment of fashion apparel and accessories. The Company also plans to introduce a related web-site under the Blue Asphalt name by mid-1999. The new site will include an on-line shopping "magalog," as well as links to the Wet Seal and Contempo Casuals web-sites. The Blue Asphalt magalog and web-site will both offer Blue Asphalt merchandise and youth-targeted editorial content to build brand awareness and increase customer base and sales.

PRODUCTS AND MERCHANDISING

    Both Wet Seal and Contempo Casuals stores target the same fashion-conscious junior customer. The Company merchandises both stores similarly. In duplicate locations (stores located in malls where the Company operates both a Wet Seal and a Contempo Casuals store), the Company differentiates the locations by displaying the merchandise differently in each of the stores, and will occasionally differentiate the merchandise mix. The Company provides a balance of moderately-priced, fashionable brand name and Company-developed apparel and accessories that appeal to consumers with young, active lifestyles. The Company believes that Company-developed apparel differentiates it from its competitors.

    In the fourth quarter of fiscal 1998, the Company opened the first Arden B. store. Arden B. caters to the fashionable young contemporary woman who falls between a "junior" and a "missy" customer. Arden B. stores offer a collection of dressy and casual apparel, accessories and footwear, all under the "Arden B." brand name. The Company currently operates 66 Arden B. stores nationwide and plans to open up to 13 additional stores in fiscal 1999.

    In the fourth quarter of fiscal 1996, the Company introduced a store concept called Limbo Lounge. The product offerings include both junior's and young men's apparel and accessories in a unique and entertaining store environment. The Company currently operates 17 Limbo Lounge stores and plans to open up to eight additional stores in fiscal 1999.

    With respect to each of the retail concepts, the Company frequently updates its product offerings to provide a regular flow of fresh, new fashionable merchandise. Management carefully monitors pricing and markdowns to expedite sales of slower-moving inventory, facilitate the introduction of new merchandise and maintain an updated fashion image.

    Generally, the Company's stores display merchandise within a current fashion trend which reflects a color statement and key items related to that trend. Rather than always displaying garments together by type (blouses with blouses, for example), the Company combines items of apparel and accessories which the customer might buy as an ensemble. Store displays are designed to enable customers to create ensembles within a current fashion statement or trend group. Management believes that the trend grouping concept strengthens the fashion image of the merchandise offered in the stores and enables the customer to locate combinations of blouses, skirts, pants and accessories in a manner which enhances the Company's opportunity to make multiple unit sales. From time to time certain key items are merchandised together on tables or wall shelf sections in order to emphasize those particular items. The general layout of merchandise in the stores is planned by the Company's management. The Company makes use of in-store image posters to help focus customers on particular fashion themes. The Company frequently changes the visual display of the merchandise in its stores to reflect the changing tastes of the Company's target customer.

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

    The Company's commitment to Company-developed apparel is an important element in differentiating its merchandise from that of its competitors. After selecting a fashion theme to promote, the design and buying teams work closely with vendors to modify colors, materials and designs and create an image consistent with the theme for the Company's product offerings. Additionally, the Company has increased its focus on developing exclusive designs and brands to reinforce the fashion statements of its merchandise offerings as well as to increase the perception of Wet Seal, Contempo Casuals, Arden B. and Limbo Lounge as destination stores for the customer. The Company focused on the Blue Asphalt, Evolution Not Revolution and Arden B. brands in particular in fiscal 1998 and given the success of these brands, plans to continue this focus.

SOURCING AND VENDOR RELATIONSHIPS

    The Company purchases its merchandise from numerous domestic vendors and an increasing number of foreign vendors. Although in fiscal 1998 no single vendor accounted for more than 10% of the Company's merchandise and only two vendors accounted for more than 5%, management believes the Company is the largest customer of many of its smaller vendors. Management believes the Company's importance to these vendors allows it to provide significant input into their design, manufacturing and distribution processes, and has enabled the Company to negotiate favorable terms with such vendors. Quality control is monitored carefully at the distribution points of its largest vendors and manufacturers, and all merchandise is inspected upon arrival at the Company's Foothill Ranch, California distribution center. The Company does not have any long term or exclusive contracts with any particular manufacturer or supplier for either brand name or Company-developed apparel.

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

    All merchandise for retail stores is received from vendors at the Company's Foothill Ranch, California distribution facility, where items are inspected for quality and prepared for shipping to the Company's stores. Merchandise for the catalog is distributed through a third party fulfillment house. The Company ships merchandise to stores within a 100-mile radius of the distribution center by its fleet of Company-owned trucks. The remainder of the Company's stores are shipped merchandise by common carrier. Consistent with the Company's goal of maintaining the freshness of its product offerings, the Company ships new merchandise to each store daily.

    In keeping with the Company's policy of introducing new merchandise, markdowns are taken regularly to effect a rapid sale of slow-moving inventory. Merchandise which remains unsold is periodically shipped to the Company's clearance stores where further markdowns are taken as needed in order to move the merchandise. Sales of merchandise at these stores aggregated $7.9 million for the fiscal year ended January 30, 1999. These stores operate under the Wet Seal, Contempo Casuals and Arden B. names.

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

    The Company utilizes a variety of advertising and promotional programs that allow the Company to gain exposure in a cost-effective manner. By introducing frequent shopper cards in its Wet Seal and Contempo Casuals stores, the Company has developed a marketing database that helps to track customers. The cards, which are sold for $20 each, entitle customers to a standard 10% discount on purchases made within a one-year period. As part of these programs, sales representatives call selected cardholders personally to notify customers of special in-store promotions, such as preferred customer sales during which cardholders receive additional incentives. Management believes these promotions foster customer loyalty and encourage frequent visits and multiple item purchases. The Company also sponsors special events such as snowboarding competitions and beach festivals that focus on the interests and active lifestyles of its target customers. Further, the Company utilizes its Company-owned trucks as "rolling billboards" in California, painting them to promote the Company as well as certain of its Company-developed labels such as Blue Asphalt and Evolution Not Revolution.

STORE OPERATIONS

    The Company's Wet Seal and Contempo Casuals stores are divided into seven geographic regions. Each region is managed by a Regional Director who reports to the Company's Senior Vice President of Store Operations. Each region is further divided into districts consisting of between 9 to 16 stores and managed by a District Director. The Limbo Lounge stores are located nationwide and are currently overseen by the local Wet Seal/Contempo Casuals Regional and District Directors. The Arden B. stores are divided into eight geographic districts consisting of 8 to 10 stores each. Each district is managed by a

District Director who reports to the Arden B. Director of Store Operations, who in turn reports to the Company's Senior Vice President of Store Operations. The Company delegates substantial authority to regional, district and store-level employees, while taking advantage of economies of scale by centralizing functions such as finance, data processing, merchandise purchasing and allocation, human resources and real estate at the corporate level.

    The Company encourages communication between and among its Regional and District Directors and senior management. Each of the Company's 53 District Directors provides weekly reports to senior management concerning overall business conditions and specific aspects of their stores' operations. These reports are used to identify competitive trends and store level concerns in a timely manner. Store performance is also evaluated by senior management through the use of a "secret shopper" service that shops each store twice a month.

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

    Most of the Company's stores are, and the Company expects that most of its new stores will be, located in regional, high-traffic shopping malls which contain at least one "anchor" department store. The Company places great emphasis on its location within a mall and attempts to locate stores in the higher-traffic areas of a mall and to obtain the greatest amount of frontage possible. The Company's average store size is approximately 4,100 square feet. Store hours are determined by the mall in which the store is located.

INFORMATION AND CONTROL SYSTEMS

    While the Company believes its information systems are adequate to support its current needs, in order to accommodate future growth the Company plans to convert and upgrade to a state of the art client server based merchandising system. This conversion began at the end of fiscal 1998 and is expected to be completed by the third quarter of fiscal 1999. Prior to the purchase of the new system and hardware the Company obtained assurance from the vendors that the products purchased are in fact Year 2000 compliant.

    All of the Company's stores have a point-of-sale system operating on in-store computer hardware and internally developed software. The system features bar-coded ticket scanning, dial-out check and credit authorization and provides nightly polling transmittal of sales and inventory data between the stores and the Company's corporate office. The Company has performed a thorough review of its existing computer software systems and hardware to identify processes which may be affected by Year 2000 problems. At this time, no significant issues have been identified and the Company has developed a plan for Year 2000 compliance should the conversion noted above fall behind schedule. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

EXPANSION STRATEGY

    The Company currently plans to open up to 105 new stores in fiscal 1999 and plans to continue to grow in the following year. The Company may, in limited instances and to the extent it deems advisable, seek to acquire additional businesses which complement or enhance the Company's operations. The Company currently has no commitments or understandings with respect to such business opportunities.

    The following table sets forth the number of stores in each state as of April 3, 1999:

                                # OF                                     # OF                                     # OF
STATE                          STORES    STATE                          STORES    STATE                          STORES
----------------------------  ---------  ----------------------------  ---------  ----------------------------  ---------
Alabama.....................          1  Louisiana...................          3  Oklahoma....................          4
Arizona.....................         10  Maine.......................          2  Oregon......................          1
Arkansas....................          1  Maryland....................         14  Pennsylvania................         15
California..................        120  Massachusetts...............         16  Rhode Island................          1
Colorado....................          9  Michigan....................         13  South Carolina..............          3
Connecticut.................         12  Minnesota...................          9  Tennessee...................          3
Delaware....................          1  Missouri....................          3  Texas.......................         41
Florida.....................         57  Nebraska....................          1  Utah........................          6
Georgia.....................         12  Nevada......................          7  Virginia....................         13
Hawaii......................          6  New Hampshire...............          3  Washington..................          6
Illinois....................         28  New Jersey..................         24  Wisconsin...................          6
Iowa........................          3  New Mexico..................          3  West Virginia...............          2
Indiana.....................          7  New York....................         28  Washington D.C..............          2
Kansas......................          3  North Carolina..............          5  Puerto Rico.................          2
Kentucky....................          4  Ohio........................         12

    Management does not believe there are significant geographic constraints on the locations of future stores. The Company's strategy is to enter a particular geographic region with a base of two or three solid stores, and then continue expansion in such geographic regions while simultaneously entering new markets in a similar manner, thereby increasing the recognition of the Company's name. When deciding whether to open a new store, the Company typically targets regional malls as well as prime street locations in select markets. In making its selection, the Company evaluates, among other factors, market area, demographics, "anchor stores," store location, the volume of consumer traffic, rent payments and other costs associated with opening a new store. The average store size the Company intends to consider is between 3,000 and 4,500 square feet depending on the chain selected for the particular location. However, in making its decision, management reviews all leases in order to match closely the store size to the sales potential of the store.

    The Company's ability to expand in the future will depend, in part, on general business conditions, the demand for the Company's merchandise, the ability to find suitable malls or other locations with acceptable sites on satisfactory terms, and the continuance of satisfactory cash flows from existing operations.

TRADEMARKS

    The Company's primary trademarks and service marks are "WET SEAL," "CONTEMPO CASUALS," "LIMBO LOUNGE" and "NEXT," which are registered in the U.S. Trademark Office. The Company has pending registrations in a number of classes for the trademark, "Arden B.," which are being opposed by Elizabeth Arden. It is the opinion of the Company's trademark counsel that the Company should be able to register its Arden B. marks and even if the Company is unable to register the marks (or any one of them), the absence of such registration will not cause any interruption in the use of Arden B. as a trademark by the Company to designate the merchandise sold under the Arden B. name and the stores in which that merchandise is sold. The Company also uses and has registered, or has a pending registration, on a number of marks, including "A. AUBREY," "ACCESSORIES FOR LIFE," "ACCOMPLICE," "BLUE ASPHALT," "CEMENT," "CLUB CONTEMPO," "EVOLUTION NOT REVOLUTION," "FORMULA X," "MEOW GENES," "UNCIVILIZED," "URBAN LIFE" and "URBAN VIBE." In general, the registrations for these trademarks and service marks are renewable indefinitely as long as the Company continues to use the marks as required by applicable trademark law. The Company is the owner of an allowed and currently pending service mark application for the mark "SEAL PUPS." Other than with respect to Arden B., the Company is not aware of any adverse claim or other infringement relating to its trademarks or service marks.

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

EMPLOYEES

    As of January 30, 1999, the Company had 7,404 employees, consisting of 2,033 full-time employees and 5,371 part-time employees. Full-time personnel consisted of 1,140 salaried and 893 hourly employees. All part-time personnel are hourly employees. Of the total employees, 7,085 were sales personnel and 319 were administrative and distribution center personnel. Personnel at all levels of store operations are provided with cash incentives based upon various individual store sales targets.

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

    The following table sets forth information with respect to store openings and closings since fiscal 1994:

                                                                        FISCAL YEARS
                                                              --------------------------------
                                                              1998   1997   1996   1995   1994
                                                              ----   ----   ----   ----   ----
Stores open at beginning of year............................  389    364    364    133    129
Stores acquired during period(1)............................    0      0      0    237      0
Stores opened during period.................................   86     34     10      3      6
Stores closed during period.................................   21      9     10      9      2
                                                              ----   ----   ----   ----   ----
Stores open at end of period................................  454    389    364    364    133
                                                              ----   ----   ----   ----   ----
                                                              ----   ----   ----   ----   ----

------------------------

(1) Contempo Casuals was acquired on July 1, 1995.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment of any pending litigation, the Company is adequately covered by insurance. As of April 3, 1999, the Company was not engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitations of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Class A Common Stock ("Common Stock") is listed on The Nasdaq Stock Market ("Nasdaq") under the symbol "WTSLA". As of April 1, 1999, there were 296 shareholders of record of the Company's Class A Common Stock. Additionally, the number of beneficial owners of the Company's Common Stock was estimated to be in excess of 4,500. The closing price of the Common Stock on April 1, 1999 was $36.

    The following table reflects the high and low sale prices of the Company's Common Stock as reported by Nasdaq for the last two fiscal years.

                                                        FISCAL 1998           FISCAL 1997
                                                      ---------------       ---------------
QUARTER                                               HIGH        LOW       HIGH        LOW
--------------------------------------------------  ---------  ---------  ---------  ---------
First Quarter.....................................  $38 1/4    $26 7/8    $27 1/4    $18
Second Quarter....................................  37 9/16    25 3/4     31 5/8     22 1/2
Third Quarter.....................................  31         13 5/8     27 1/4     17 3/8
Fourth Quarter....................................  38         16 7/8     31 1/2     22 3/4

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following table of certain selected data regarding the Company should be read in conjunction with the financial statements and notes thereto and with the "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data for the fiscal years ended February 3, 1996 and January 28, 1995 are derived from the Company's financial statements for such years which are not included herein.

                          FIVE YEAR FINANCIAL SUMMARY

FISCAL YEAR                      1998           1997           1996           1995           1994
---------------------------  -------------  -------------  -------------  -------------  -------------
                              JANUARY 30,    JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,    JANUARY 28,
FISCAL YEAR ENDED                1999           1998           1997          1996(1)         1995
---------------------------  -------------  -------------  -------------  -------------  -------------
OPERATING RESULTS
Sales......................  $ 485,389,000  $ 412,463,000  $ 374,942,000  $ 266,695,000  $ 132,997,000
Income (loss) before
  provision (benefit) for
  income taxes.............     42,202,000     36,325,000     26,217,000      9,948,000     (1,366,000)
Net income (loss)..........  $  25,954,000  $  21,250,000  $  15,252,000  $   5,815,000  $  (1,013,000)

PER SHARE DATA
Net income (loss), basic...  $        1.98  $        1.57  $        1.15  $        0.47  $       (0.08)
Net income (loss),
  diluted..................  $        1.91  $        1.53  $        1.13  $        0.47  $       (0.08)
Weighted average shares
  outstanding, basic.......     13,085,587     13,552,502     13,219,284     12,387,140     12,234,502
Weighted average shares
  outstanding, diluted.....     13,581,233     13,899,877     13,459,810     12,500,564     12,234,502

OTHER FINANCIAL INFORMATION
Net income (loss) as a
  percent of sales.........            5.3%           5.2%           4.1%           2.2%          (0.8)%
Return on average
  stockholders' equity.....           22.3%          20.8%          20.5%          10.7%          (2.0)%
Cash and marketable
  securities...............  $  91,506,000  $  95,873,000  $  89,183,000  $  57,153,000  $  25,369,000
Working capital(4).........  $  21,856,000  $  66,452,000  $  59,791,000  $  26,051,000  $  22,473,000
Ratio of current assets to
  current liabilities......            1.3            2.1            2.1            1.5            2.8
Total assets...............  $ 197,490,000  $ 184,223,000  $ 154,752,000  $ 117,564,000  $  67,298,000
Long-term debt.............      1,264,000      1,264,000      3,264,000      5,264,000       --
Total stockholders'
  equity...................  $ 120,278,000  $ 112,994,000  $  91,120,000  $  57,735,000  $  50,724,000
Number of stores open at
  year end.................            454            389            364            364            133
Number of stores acquired
  during the year..........       --             --             --                  237       --
Number of stores opened
  during the year..........             86             34             10              3              6
Number of stores closed
  during the year..........             21              9             10              9              2
Square footage of leased
  store space at year
  end......................      1,848,513      1,637,347      1,539,777      1,530,891        596,685
Percent of increase in
  leased square footage....           12.9%           6.3%           0.6%         156.6%           2.3%
Avg. sales per square foot
  of leased space(2).......  $         271  $         263  $         244  $         229  $         226
Average sales per
  store(2).................  $   1,132,000  $   1,112,000  $   1,030,000  $     976,000  $   1,008,000
Comparable store sales
  increase (decrease)(3)...            2.1%           5.8%           8.8%          (4.1)%          (9.2)%

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

(4) The decrease in working capital in fiscal 1998 is due to the classification of $37,973,000 of cash investments as long-term in fiscal 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 522 retail stores in 42 states, Washington D.C. and Puerto Rico under the names "Wet Seal," "Contempo Casuals," "Arden B.," "Limbo Lounge" and "Next." In January 1998, the Company initiated a catalog which operates under the name "Wet Seal."

    On July 1, 1995, the Company acquired Contempo Casuals. The purchase price consisted of a $100,000 cash payment and the issuance of 254,676 shares of Class A Common Stock which had a market value of $1,178,000 as of the acquisition date. In addition, the Company assumed approximately $27,700,000 of current liabilities of Contempo Casuals. The transaction was accounted for under the purchase method and resulted in negative goodwill. The acquisition substantially increased the number of stores the Company operates. Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc.

    As of January 30, 1999, the Company operated 454 stores compared to 389 stores as of January 31, 1998, the end of fiscal 1997. The Company opened 86 stores during fiscal 1998 and closed 21 stores.

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

    Fiscal 1998 consists of the 52 week period ended January 30, 1999, Fiscal 1997 consists of the 52 week period ended January 31, 1998 and Fiscal 1996 consists of the 52 week period ended February 1, 1997. Comparable store sales are defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year.

    The following table sets forth selected income statement data of the Company expressed as a percent of sales for the years indicated:

                                                                    AS A PERCENTAGE OF SALES
                                                                        FISCAL YEAR ENDED
                                                              -------------------------------------
                                                              JANUARY 30,  JANUARY 31,  FEBRUARY 1,
                                                                 1999         1998         1997
                                                              -----------  -----------  -----------
Sales (including frequent buyer sales income and catalog
  sales)....................................................       100.0%       100.0%       100.0%
Cost of sales (including buying, distribution and occupancy
  costs)....................................................        69.3         71.0         72.6
                                                                   -----        -----        -----
Gross margin................................................        30.7         29.0         27.4
Selling, general and administrative expenses................        22.8         21.1         21.1
                                                                   -----        -----        -----
Operating income............................................         7.9          7.9          6.3
Interest income, net........................................         0.8          0.9          0.7
                                                                   -----        -----        -----
Income before provision for income taxes....................         8.7          8.8          7.0
Provision for income taxes..................................         3.4          3.6          2.9
                                                                   -----        -----        -----
Net income..................................................         5.3%         5.2%         4.1%
                                                                   -----        -----        -----
                                                                   -----        -----        -----

FISCAL 1998 COMPARED TO FISCAL 1997

    Sales in fiscal 1998 were $485,389,000 compared to sales in fiscal 1997 of $412,463,000, an increase of $72,926,000 or 17.7%. The dollar increase in sales in fiscal 1998 compared to fiscal 1997 was primarily due to the impact of the 86 new store openings in fiscal 1998 and the full year impact in 1998 of the net 25 new store openings in fiscal 1997. These increases were somewhat offset by the closing of 21 stores in fiscal 1998. To a lesser extent, the increase in sales was due to an increase in comparable store sales of 2.1%.

    Cost of sales, including buying, distribution and occupancy costs, was $336,527,000 in fiscal 1998 compared to $292,644,000 in fiscal 1997, an increase of $43,883,000 or 15.0%. As a percentage of sales, cost of sales decreased to 69.3% in fiscal 1998, from 71.0% in fiscal 1997, a decrease of 1.7%. The dollar increase in cost of sales in fiscal 1998 compared to fiscal 1997 was due primarily to the increase in total sales. Of the 1.7% decrease in cost of sales as a percentage of sales, 1.2% related to a decrease in occupancy costs, 0.6% related to a decrease in the cost of merchandise and 0.1% related to a decrease in buying costs, offset by a 0.2% increase in distribution costs. The decrease in occupancy costs was associated primarily to the leverage of the catalog operation sales on store occupancy costs. To a lesser extent the decrease in occupancy was due to a decrease in store rental expenses as a percent of sales as a result of the expense leverage related to the increase in comparable store sales. The decrease of 0.6% in merchandise cost was due to an increase in the initial markup rates related to a decrease in the cost of merchandise. The 0.1% decrease in buying costs as a percentage of sales was due to the leverage associated with the increase in total sales. The 0.2% increase in distribution costs was related primarily to the catalog operation.

    Selling, general and administrative expenses were $110,554,000 in fiscal 1998 compared to $86,999,000 in fiscal 1997, an increase of $23,555,000 or 27.1%. As a percentage of sales, selling, general and administrative expenses was 22.8% in fiscal 1998 compared to 21.1% in fiscal 1997. The dollar increase in selling, general and administrative expenses in fiscal 1998 compared to fiscal 1997 was primarily due to the increase in total sales and to a lesser extent the expenses related to the catalog operation. The increase as a percent of sales was primarily due to the impact of the fixed costs associated with catalog production. Without the impact of the catalog operation, selling, general and administrative expenses increased 0.5%. This increase related primarily to the increase in selling expense as a percentage of sales due to the increases in minimum wage and to the start up costs associated with new store openings. Also contributing to the increase as a percentage of sales was an increase in administrative wages to support the expanded operations in fiscal 1998.

    Interest income, net, was $3,894,000 in fiscal 1998 compared to $3,505,000 in fiscal 1997, an increase of $389,000. This increase was due primarily to an increase in the average cash balance invested during the year.

    Income tax provision was $16,248,000 in fiscal 1998 compared to $15,075,000 in fiscal 1997. The effective income tax rate in fiscal 1998 was 38.5% compared to 41.5% in fiscal 1997. The decrease in the effective tax rate in fiscal 1998 compared to fiscal 1997 was due to the increase in income generated from states with lower effective tax rates as well as the impact of changes in the corporate cash investment strategy which resulted in higher balances invested in tax exempt securities.

    Based on the factors noted above, net income was $25,954,000 in fiscal 1998 compared to $21,250,000 in fiscal 1997, an increase of $4,704,000 or 22.1%. As a percentage of sales, net income was 5.3% in fiscal 1998 compared to 5.2% in fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

    Sales in fiscal 1997 were $412,463,000 compared to sales in fiscal 1996 of $374,942,000, an increase of $37,521,000 or 10%. The dollar increase in sales in fiscal 1997 compared to fiscal 1996 was primarily due to the increase in the comparable store sales and the increase in frequent buyer sales income in fiscal 1997 compared to fiscal 1996. The Company attributes the increase in comparable store sales of 5.8% to the continued resurgence of fashion that began in fiscal 1996. The increase in sales was also due to a slightly lesser extent to the impact of the 34 new store openings in fiscal 1997 and the full year impact in 1997 of the 10 new store openings in fiscal 1996. These increases were somewhat offset by the closing of nine stores in fiscal 1997.

    Cost of sales, including buying, distribution and occupancy costs, was $292,644,000 in fiscal 1997 compared to $272,189,000 in fiscal 1996, an increase of $20,455,000 or 7.5%. As a percentage of sales, cost of sales decreased to 71.0% in fiscal 1997, from 72.6% in fiscal 1996, a decrease of 1.6%. The dollar increase in cost of sales in fiscal 1997 compared to fiscal 1996 was due primarily to the increase in total sales. Of the 1.6% decrease in cost of sales as a percentage of sales, 1.0% related to a decrease in occupancy costs, 0.4% related to a decrease in the cost of merchandise and 0.3% related to a decrease in distribution costs, offset by a 0.1% increase in buying costs. The decrease in occupancy costs was due primarily to a decrease in store rental expenses as a percent of sales as a result of the expense leverage related to the increase in comparable store sales. The decrease of 0.4% in merchandise cost was due to an increase in the initial markup rates related to a decrease in the cost of merchandise. The 0.3% decrease in distribution costs was related to a decrease in depreciation due to the impact of fully depreciated assets in the current year and to cost efficiencies related to processing the merchandise. These decreases were offset by a 0.1% increase in buying costs which was associated with payroll and personnel increases during the year to support the larger operations.

    Selling, general and administrative expenses were $86,999,000 in fiscal 1997 compared to $79,238,000 in fiscal 1996, an increase of $7,761,000 or 9.8%. As a percentage of sales, selling, general and administrative expenses remained the same at 21.1% in fiscal 1997 as compared to fiscal 1996. The dollar increase in selling, general and administrative expenses in fiscal 1997 compared to fiscal 1996 was primarily due to the increase in total sales and an increase in management expenses related to bonuses and retirement plans, offset by a decrease in office depreciation related to the impact of fully-depreciated assets, proceeds related to an insurance reimbursement and a decrease in non-payroll related selling expenses as a result of the economies of scale associated with the increase in comparable store sales.

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

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at the end of fiscal 1998, 1997 and 1996 was $21,856,000, $66,452,000 and $59,791,000, respectively. The decrease in working capital in fiscal 1998 compared to fiscal 1997 was due to a net increase in long term investments of $37,474,000 as current year cash was invested to a larger extent in investments with maturities beyond one year. The decrease in working capital was also due to the purchase of treasury stock for $19,675,000 in the third quarter of fiscal 1998. Net cash provided by operating activities in fiscal 1998, 1997 and 1996 was $43,950,000, $31,948,000 and $28,187,000, respectively.
The increase in net cash provided by operating activities in fiscal 1998 was due primarily to the increase in net earnings. Further contributing to the increase was the increase in income taxes payable and accounts payable offset to some extent by the increase in inventory and deferred tax, net. The increase in income taxes payable is due to the timing of tax payments. The increase in accounts payable was attributable to the increase in payables associated with capital expenditures. The increase in inventory over the prior year was related to the increase in the number of stores offset to some extent by the decrease in catalog inventory as compared to prior year.

    The increase in cash provided by operating activities in fiscal 1997 was due primarily to the increase in net earnings. Further contributing to the increase was the increase in accounts payable and accrued liabilities offset to some extent by the increase in inventory. The increase in accounts payable was attributable to the increase in payables associated with capital expenditures as well as to the timing of inventory receipts. The increase in inventory over the prior year was related to the increase in the number of stores as well as to the inventory held for the new catalog operations at the end of fiscal 1997.

    Additions to property and equipment are the Company's most significant investment activities. In fiscal 1998, 1997 and 1996 the Company invested $26,503,000, $22,973,000 and $8,620,000, respectively, in property and equipment and leasehold improvements. These expenditures related primarily to new store openings and remodels. In fiscal 1997, the Company constructed a new office and distribution facility. On December 1, 1998, the Company acquired the leases and furniture and fixtures for 19 store locations from Mothers Work, Inc. for $1,911,000. The majority of the locations acquired were converted to Arden B. stores. On February 1, 1999, the Company acquired the leases and furniture and fixtures for 80 stores from Britches of Georgetowne, Inc. The Company plans to convert the locations to Arden B., Wet Seal, Contempo Casuals and Limbo Lounge stores by the end of the first quarter of fiscal 1999, with the majority of the locations planned as Arden B. Primarily as a result of the Company's expanded operations and the real estate acquisition of 80 stores, capital expenditures for fiscal 1999 are currently estimated to be $53,000,000.

    In September 1998, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A Common Stock. As of January 30, 1999, 1,327,000 shares had been repurchased at a cost of $19,675,000. Such repurchased shares are reflected as treasury stock in the accompanying financial statements.

    On May 24, 1996 the Company sold 765,000 shares of Class A Common Stock as part of a public offering pursuant to a registration statement on Form S-3. The net proceeds to the Company from the sale of shares were $14,459,000.

    The Company has an unsecured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $30,000,000, maturing on July 1, 1999 and a five year amortizing term loan with Bank of America in the amount of $10,000,000. As of January 30, 1999 the term loan has an outstanding balance of $2,264,000. On March 31, 1999, the line of credit was extended to a maturity date of July 1, 2000. At January 30, 1999, there were no outstanding borrowings under the credit arrangement, and the Company was in compliance with all terms and covenants of the credit arrangement and the term loan. The Company invests its excess funds primarily in a short-term investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes the Company's working capital and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements in the foreseeable future.

SEASONALITY AND INFLATION

    The Company's business is seasonal by nature with the Christmas season (beginning the week of Thanksgiving and ending the first Saturday after Christmas) and the back-to-school season (beginning the last week of July and ending the first week of September) historically accounting for the largest percentage of sales volume. In the Company's three fiscal years ended January 30, 1999, the Christmas and back-to-school seasons together accounted for an average of approximately 33% of the Company's annual sales, after adjusting for sales increases related to new stores. The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

    The preceding "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections may contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the retention by the Company of suppliers for both brand name and Company-developed merchandise, the ability of the Company to expand and to continue to increase comparable store sales and the sufficiency of the Company's working capital and cash flows from operating activities. In addition, these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, a decline in demand for the merchandise offered by the Company, the ability of the Company to locate and obtain acceptable store sites and lease terms or renew existing leases, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to hire and train employees, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, management's ability to manage the Company's expansion, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein or to reflect any change in the expectations of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), in the first quarter of fiscal 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income, among other items, may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale.

    In Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") which is effective for fiscal years beginning after December 15, 1997. This statement standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under previous statements.

YEAR 2000 COMPLIANCE

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

    During fiscal 1998 and continuing through fiscal 1999, the Company is in the process of converting substantially all of its computer software systems and hardware. Prior to the purchase of the new systems and hardware the Company obtained or is in the process of obtaining assurance from the vendors that the products purchased are in fact Year 2000 compliant. The Company will also complete an independent review of such systems to further verify Year 2000 compliance. The Company has performed a thorough review of its existing computer software systems and hardware to identify processes which may be affected by Year 2000 problems. At this time, no significant issues have been identified and the Company has developed an adequate plan for Year 2000 compliance should the conversions fall behind schedule.

    During fiscal 1998 and fiscal 1999, the Company is also in the process of completing a Year 2000 review of its relationships with suppliers and financial institutions to obtain assurance, where necessary, that these entities are Year 2000 compliant. The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of a third party's Year 2000 issue on the Company, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

    If the Company is not completely successful in mitigating internal and external Year 2000 risks, the result could be a system failure causing disruptions of operations, including, among other things, a temporary inability to process transactions, distribute merchandise, or engage in similar normal business activities at the Company or its vendors and suppliers. The Company believes that under a worst case scenario, it could continue the majority of its normal business activities on a manual basis. With respect to potential Year 2000 failures of its vendors and suppliers, the Company plans to mitigate this risk by not depending on any single vendor or supplier for products or merchandise.

    Due to the fact that the majority of the Company's computer software systems and hardware have been purchased or developed recently and were designed to be Year 2000 compliant, the Company does not expect to incur significant additional costs in addressing the Year 2000 issue. The total cost of the Year 2000 project is estimated at $300,000, and will be funded through operating cash flows. Year 2000 costs as of January 30, 1999 totaled $100,000.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    All of the information called for by Part III (Items 10 through 13) is incorporated by reference from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders to be held June 9, 1999, filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

    1. Financial Statements--See "Index to Financial Statements and Financial Statement Schedules".

    2. Financial Statement Schedules--See "Index to Financial Statements and Financial Statement Schedules".

    3.  Exhibits--See "Exhibit Index".

(B) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 30, 1999.

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

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ GEORGE H. BENTER JR.     Director                      April 23, 1999
------------------------------
     George H. Benter Jr.

     /s/ KATHY BRONSTEIN        Vice Chairman and Chief       April 23, 1999
------------------------------    Executive Officer and
       Kathy Bronstein            Director (Principal
                                  Executive Officer)

      /s/ STEPHEN GROSS         Secretary and Director        April 23, 1999
------------------------------
        Stephen Gross

      /s/ ANN CADIER KIM        Vice President of Finance     April 23, 1999
------------------------------    and Chief Financial
        Ann Cadier Kim            Officer (Principal
                                  Financial and Accounting
                                  Officer)

      /s/ WALTER F. LOEB        Director                      April 23, 1999
------------------------------
        Walter F. Loeb

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ WILFRED POSLUNS        Director                      April 23, 1999
------------------------------
       Wilfred Posluns

     /s/ GERALD RANDOLPH        Director                      April 23, 1999
------------------------------
       Gerald Randolph

       /s/ ALAN SIEGEL          Director                      April 23, 1999
------------------------------
         Alan Siegel

    /s/ IRVING TEITELBAUM       Chairman of the Board and     April 23, 1999
------------------------------    Director
      Irving Teitelbaum

      /s/ EDMOND THOMAS         President and Chief           April 23, 1999
------------------------------    Operating Officer and
        Edmond Thomas             Director

                               THE WET SEAL, INC.
                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                               PAGE
                                                                                                             ---------
INDEPENDENT AUDITORS' REPORT:
Report of Deloitte & Touche LLP............................................................................         20

FINANCIAL STATEMENTS:
Balance sheets as of January 30, 1999 and January 31, 1998.................................................         21
Statements of income for the years ended January 30, 1999, January 31, 1998 and February 1, 1997...........         22
Statements of comprehensive income for the years ended January 30, 1999, January 31, 1998 and February 1,
  1997.....................................................................................................         22
Statements of stockholders' equity for the years ended January 30, 1999, January 31, 1998 and February 1,
  1997.....................................................................................................         23
Statements of cash flows for the years ended January 30, 1999, January 31, 1998 and February 1, 1997.......         24
Notes to financial statements..............................................................................         25

FINANCIAL STATEMENT SCHEDULES:
All schedules are omitted as they are not required, or the required information is shown in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
The Wet Seal, Inc.:

    We have audited the accompanying balance sheets of The Wet Seal, Inc. as of January 30, 1999 and January 31, 1998 and the related statements of income, comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wet Seal, Inc. as of January 30, 1999 and January 31, 1998 and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
March 12, 1999
Costa Mesa, California

                               THE WET SEAL, INC.

                                 BALANCE SHEETS

                                         ASSETS

                                                              JANUARY 30,   JANUARY 31,
                                                                  1999          1998
                                                              ------------  ------------
CURRENT ASSETS:
Cash and cash equivalents (Note 1)..........................  $ 31,590,000  $ 76,056,000
Short-term investments (Note 3).............................    21,943,000    19,817,000
Other receivables...........................................     3,665,000     3,209,000
Merchandise inventories.....................................    28,002,000    26,884,000
Prepaid expenses (Note 1)...................................       --            330,000
Deferred tax charges (Note 4)...............................     1,791,000     1,137,000
                                                              ------------  ------------
  Total current assets......................................    86,991,000   127,433,000
                                                              ------------  ------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements......................................    75,659,000    65,465,000
Furniture, fixtures and equipment...........................    37,758,000    24,965,000
Leasehold rights............................................     3,577,000     3,692,000
Construction in progress....................................       489,000         2,000
                                                              ------------  ------------
                                                               117,483,000    94,124,000
Less accumulated depreciation...............................   (57,110,000)  (49,171,000)
                                                              ------------  ------------
  Net equipment and leasehold improvements..................    60,373,000    44,953,000
                                                              ------------  ------------
LONG-TERM INVESTMENTS (Note 3)..............................    37,973,000       499,000
OTHER ASSETS:
Deferred tax charges and other assets (Notes 4 and 13)......    11,677,000    10,817,000
Goodwill, net of accumulated amortization of $656,000 and
  $611,000 as of January 30, 1999 and January 31, 1998,
  respectively..............................................       476,000       521,000
                                                              ------------  ------------
  Total other assets........................................    12,153,000    11,338,000
                                                              ------------  ------------
                                                              $197,490,000  $184,223,000
                                                              ------------  ------------
                                                              ------------  ------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $ 37,515,000  $ 35,858,000
Accrued liabilities (Note 12)...............................    20,430,000    20,570,000
Income taxes payable (Note 4)...............................     6,190,000     2,553,000
Current portion of long-term debt (Note 9)..................     1,000,000     2,000,000
                                                              ------------  ------------
  Total current liabilities.................................    65,135,000    60,981,000
                                                              ------------  ------------
LONG-TERM LIABILITIES:
Long-term debt (Note 9).....................................     1,264,000     1,264,000
Deferred rent...............................................     7,458,000     6,254,000
Other long-term liabilities (Note 13).......................     3,355,000     2,730,000
                                                              ------------  ------------
  Total long-term liabilities...............................    12,077,000    10,248,000
                                                              ------------  ------------
  Total liabilities.........................................    77,212,000    71,229,000
                                                              ------------  ------------
COMMITMENTS (Note 7)
STOCKHOLDERS' EQUITY: (Notes 5 and 6)
Preferred Stock, $.01 par value, authorized, 2,000,000
  shares; none issued and outstanding.......................       --            --
Common Stock, Class A, $.10 par value, authorized 20,000,000 shares; 10,704,886 and 10,656,578 shares issued and
  outstanding at January 30, 1999 and January 31, 1998,
  respectively..............................................     1,071,000     1,066,000
Common Stock, Class B Convertible, $.10 par value,
  authorized 10,000,000 shares; 2,912,665 shares issued and
  outstanding at January 30, 1999 and January 31, 1998......       291,000       291,000
Paid-in capital.............................................    58,356,000    57,217,000
Retained earnings...........................................    80,374,000    54,420,000
Other comprehensive loss (Note 13)..........................      (139,000)      --
Treasury stock, 1,327,000 shares at cost....................   (19,675,000)      --
                                                              ------------  ------------
  Total Stockholders' Equity................................   120,278,000   112,994,000
                                                              ------------  ------------
                                                              $197,490,000  $184,223,000
                                                              ------------  ------------
                                                              ------------  ------------

See accompanying notes to financial statements.

                               THE WET SEAL, INC.

                              STATEMENTS OF INCOME

                                                                   JANUARY 30,     JANUARY 31,     FEBRUARY 1,
                                                                       1999            1998            1997
                                                                  --------------  --------------  --------------
SALES...........................................................  $  485,389,000  $  412,463,000  $  374,942,000
COST OF SALES (including buying, distribution and occupancy
  costs)........................................................     336,527,000     292,644,000     272,189,000
                                                                  --------------  --------------  --------------
GROSS MARGIN....................................................     148,862,000     119,819,000     102,753,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 10)..........     110,554,000      86,999,000      79,238,000
                                                                  --------------  --------------  --------------
OPERATING INCOME................................................      38,308,000      32,820,000      23,515,000
INTEREST INCOME, NET (Note 9)...................................       3,894,000       3,505,000       2,702,000
                                                                  --------------  --------------  --------------
INCOME BEFORE PROVISION FOR INCOME TAXES........................      42,202,000      36,325,000      26,217,000
PROVISION FOR INCOME TAXES (Note 4).............................      16,248,000      15,075,000      10,965,000
                                                                  --------------  --------------  --------------
NET INCOME......................................................  $   25,954,000  $   21,250,000  $   15,252,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
NET INCOME PER SHARE, BASIC (Note 14)...........................  $         1.98  $         1.57  $         1.15
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
NET INCOME PER SHARE, DILUTED (Note 14).........................  $         1.91  $         1.53  $         1.13
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC (Note 1).............      13,085,587      13,552,502      13,219,284
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED (Note 1)...........      13,581,233      13,899,877      13,459,810
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

See accompanying notes to financial statements.

                               THE WET SEAL, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME

                                                                       JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                                                          1999           1998           1997
                                                                      -------------  -------------  -------------
NET INCOME..........................................................  $  25,954,000  $  21,250,000  $  15,252,000
                                                                      -------------  -------------  -------------
OTHER COMPREHENSIVE LOSS:
SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN ADJUSTMENT (Note 13)..........       (139,000)      --             --
                                                                      -------------  -------------  -------------
COMPREHENSIVE INCOME................................................  $  25,815,000  $  21,250,000  $  15,252,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

See accompanying notes to financial statements.

                               THE WET SEAL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             COMMON STOCK
                                             ---------------------------------------------
                                                    CLASS A                 CLASS B
                                             ----------------------  ---------------------
                                                                                                                         OTHER
                                                                                              PAID-IN     RETAINED    COMPREHENSIVE
                                               SHARES    PAR VALUE     SHARES    PAR VALUE    CAPITAL     EARNINGS       LOSS
                                             ----------  ----------  ----------  ---------  -----------  -----------  -----------
Balance at February 3, 1996................   5,687,066  $  568,000   6,807,665  $681,000   $38,568,000  $17,918,000     --
Issuance of Class A Common Stock pursuant
  to Public Offering (Note 5)..............     765,000      76,000      --         --       14,383,000      --          --
Stock issued pursuant to long-term
  incentive plan (Note 6)..................       5,308       1,000      --         --          106,000      --          --
Exercise of stock options (Note 6).........     276,500      28,000      --         --        1,712,000      --          --
Tax benefit related to exercise of stock
  options (Note 6).........................      --          --          --         --        1,827,000      --          --
Conversion of Class B Common Stock to Class
  A Common Stock (Note 5)..................   3,895,000     390,000  (3,895,000) (390,000 )     --           --          --
Net income.................................      --          --          --         --          --        15,252,000     --
                                             ----------  ----------  ----------  ---------  -----------  -----------  -----------
Balance at February 1, 1997................  10,628,874   1,063,000   2,912,665   291,000    56,596,000   33,170,000     --
Stock issued pursuant to long-term
  incentive plan (Note 6)..................       8,704       1,000      --         --          265,000      --          --
Exercise of stock options (Note 6).........      19,000       2,000      --         --          212,000      --          --
Tax benefit related to exercise of stock
  options (Note 6).........................      --          --          --         --          144,000      --          --
Net income.................................      --          --          --         --          --        21,250,000     --
                                             ----------  ----------  ----------  ---------  -----------  -----------  -----------
Balance at January 31, 1998................  10,656,578   1,066,000   2,912,665   291,000    57,217,000   54,420,000     --
Stock issued pursuant to long-term
  incentive plan (Note 6)..................      12,308       1,000      --         --          462,000      --          --
Exercise of stock options (Note 6).........      36,000       4,000      --         --          269,000      --          --
Tax benefit related to exercise of stock
  options (Note 6).........................      --          --          --         --          408,000      --          --
Repurchase of common stock (Note 5)........      --          --          --         --          --           --          --
Supplemental Employee Retirement Plan
  adjustment (Note 13).....................      --          --          --         --          --           --        (139,000 )
Net income.................................      --          --          --         --          --        25,954,000     --
                                             ----------  ----------  ----------  ---------  -----------  -----------  -----------
Balance at January 30, 1999................  10,704,886  $1,071,000   2,912,665  $291,000   $58,356,000  $80,374,000  $(139,000 )
                                             ----------  ----------  ----------  ---------  -----------  -----------  -----------
                                             ----------  ----------  ----------  ---------  -----------  -----------  -----------


                                                              TOTAL
                                              TREASURY    STOCKHOLDERS'
                                                STOCK        EQUITY
                                             -----------  -------------
Balance at February 3, 1996................      --       $ 57,735,000
Issuance of Class A Common Stock pursuant
  to Public Offering (Note 5)..............      --         14,459,000
Stock issued pursuant to long-term
  incentive plan (Note 6)..................      --            107,000
Exercise of stock options (Note 6).........      --          1,740,000
Tax benefit related to exercise of stock
  options (Note 6).........................      --          1,827,000
Conversion of Class B Common Stock to Class
  A Common Stock (Note 5)..................      --            --
Net income.................................      --         15,252,000
                                             -----------  -------------
Balance at February 1, 1997................      --         91,120,000
Stock issued pursuant to long-term
  incentive plan (Note 6)..................      --            266,000
Exercise of stock options (Note 6).........      --            214,000
Tax benefit related to exercise of stock
  options (Note 6).........................      --            144,000
Net income.................................      --         21,250,000
                                             -----------  -------------
Balance at January 31, 1998................      --        112,994,000
Stock issued pursuant to long-term
  incentive plan (Note 6)..................      --            463,000
Exercise of stock options (Note 6).........      --            273,000
Tax benefit related to exercise of stock
  options (Note 6).........................      --            408,000
Repurchase of common stock (Note 5)........  (19,675,000)  (19,675,000)
Supplemental Employee Retirement Plan
  adjustment (Note 13).....................      --           (139,000)
Net income.................................      --         25,954,000
                                             -----------  -------------
Balance at January 30, 1999................  $(19,675,000) $120,278,000
                                             -----------  -------------
                                             -----------  -------------

See accompanying notes to financial statements.

                               THE WET SEAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                                           JANUARY 30,  JANUARY 31,  FEBRUARY 1,
                                                                              1999         1998          1997
                                                                           -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................  $25,954,000  $21,250,000   $15,252,000
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..........................................   13,039,000   11,295,000   11,848,000
  Loss on disposal of equipment and leasehold improvements...............      --           --           153,000
  Stock issued pursuant to long-term incentive plan......................      463,000      266,000      107,000
  Deferred tax, net......................................................   (1,124,000)  (2,189,000)  (3,084,000)
  Changes in operating assets and liabilities, net of effect of acquisition:
    Other receivables....................................................     (456,000)  (1,632,000)  (1,054,000)
    Merchandise inventories..............................................   (1,118,000)  (4,295,000)  (6,348,000)
    Prepaid expenses.....................................................      330,000     (330,000)     428,000
    Other assets.........................................................     (594,000)    (118,000)      38,000
    Accounts payable and accrued liabilities.............................    1,517,000    6,329,000    9,276,000
    Income taxes payable.................................................    4,045,000      545,000      625,000
    Deferred rent........................................................    1,204,000      137,000      946,000
    Other long-term liabilities..........................................      690,000      690,000       --
                                                                           -----------  -----------  ------------
  Net cash provided by operating activities..............................   43,950,000   31,948,000   28,187,000
                                                                           -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements.......................  (26,503,000) (22,973,000)  (8,620,000)
Investment in marketable securities......................................  (83,018,000) (42,320,000) (17,700,000)
Proceeds from sale of marketable securities..............................   43,418,000   39,704,000       --
Acquisition of store leases and related store assets.....................   (1,911,000)     --            --
                                                                           -----------  -----------  ------------
Net cash used in investing activities....................................  (68,014,000) (25,589,000) (26,320,000)
                                                                           -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt.....................................   (1,000,000)  (2,000,000)  (3,736,000)
Purchase of treasury stock...............................................  (19,675,000)     --            --
Proceeds from issuance of common stock...................................      273,000      214,000   16,199,000
                                                                           -----------  -----------  ------------
Net cash (used in) provided by financing activities......................  (20,402,000)  (1,786,000)  12,463,000
                                                                           -----------  -----------  ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....................  (44,466,000)   4,573,000   14,330,000
CASH AND CASH EQUIVALENTS, beginning of year.............................   76,056,000   71,483,000   57,153,000
                                                                           -----------  -----------  ------------
CASH AND CASH EQUIVALENTS, end of year...................................  $31,590,000  $76,056,000   $71,483,000
                                                                           -----------  -----------  ------------
                                                                           -----------  -----------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest...............................................................  $   194,000  $   337,000   $  538,000
  Income taxes, net......................................................   13,326,000   16,720,000   13,424,000

SCHEDULE OF NONCASH TRANSACTIONS:

    During the fifty-two weeks ended January 30, 1999, January 31, 1998 and February 1, 1997, the Company recorded an increase to paid-in capital of $408,000, $144,000 and $1,827,000, respectively, related to tax benefits associated with the exercise of non-qualified stock options.

    During the fifty-two weeks ended January 30, 1999, the Company recorded a decrease to other comprehensive income of $139,000 and a corresponding decrease to other long-term liabilities and other assets of $65,000 and $204,000, respectively, related to the Supplemental Employee Retirement Plan. (See Note 13.)

    During the fifty-two weeks ended February 1, 1997, the Company reduced certain estimated liabilities assumed in connection with the acquisition of Contempo Casuals. As a result, a reduction in accounts payable of $1,481,000 was recorded with a corresponding reduction in fixed assets.

See accompanying notes to financial statements.

                               THE WET SEAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF THE BUSINESS

    The Wet Seal, Inc. (the "Company") is a nationwide specialty retailer of fashionable and contemporary apparel and accessory items designed for consumers with a young, active lifestyle. In January 1998, the Company initiated a catalog which operates under the name "Wet Seal". On July 1, 1995, the Company acquired Contempo Casuals, Inc., a 237-store junior women's retail chain. This acquisition substantially increased the Company's size. The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand. The Company's failure to anticipate, identify or react to changes in fashion trends could adversely affect its results of operations. Approximately 35% of the voting stock of the Company is held by a group of companies directly or indirectly controlled by two directors of the Company, one of which is the Chairman of the Board. Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc.

    The Company's fiscal year ends on the Saturday closest to the end of January. The reporting period includes 52 weeks in each of the fiscal years 1998, 1997 and 1996.

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

    LONG-LIVED ASSETS

    The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. At January 30, 1999, the Company believes there has been no impairment of the value of such assets.

    INTANGIBLE ASSET

    Excess of cost over net assets acquired (goodwill) is being amortized on the straight-line method over 25 years. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows from the acquisition.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RENTAL EXPENSE

    Any defined rental escalations are averaged over the term of the related lease in order to provide level recognition of rental expense.

    STORE PRE-OPENING COSTS

    Store opening and pre-opening costs are charged to expense as they are incurred.

    ADVERTISING COSTS

    Costs for advertising related to retail operations consisting primarily of in-store signage and promotions are expensed as incurred. Direct response advertising costs consisting primarily of catalog book production and printing costs are capitalized and amortized over the expected life of the catalog, not to exceed 6 months. Direct response advertising costs reported as prepaid assets are $0 and $330,000 at January 30, 1999 and January 31, 1998, respectively. Total advertising expenses related primarily to retail operations in fiscal 1998, 1997 and 1996 were $1,993,000, $1,676,000 and $1,728,000, respectively.

    INCOME TAX

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax charges are provided on items, principally depreciation and rent, for which there are temporary differences in recording such items for financial reporting purposes and for income tax purposes.

    NET INCOME PER SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") beginning with the Company's fourth quarter of fiscal 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Net income per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Net income per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. (See Note 14.)

    STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, the Company considers all highly liquid interest-earning deposits purchased with an initial maturity of three months or less to be cash equivalents. At January 30, 1999 and January 31, 1998, cash equivalents totaled $29,298,000 and $72,212,000, respectively, bearing interest at rates ranging from approximately 4.7% to 5.3% at January 30, 1999 and from approximately 5.4% to 5.6% at January 31, 1998.

    NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), in the first quarter of fiscal 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income, among other

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) items, may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale.

    In Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") which is effective for fiscal years beginning after December 15, 1997. This statement standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under previous statements.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments. Long-term debt bears a variable rate of interest; therefore, management believes the carrying amount for the outstanding borrowings at January 30, 1999 and January 31, 1998 approximate fair value.

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." (See Note 6.)

NOTE 2: ACQUISITION

    On July 1, 1995, the Company acquired the business, assets and properties of Contempo Casuals, Inc., a 237-store junior women's retail chain with stores in 34 states and Puerto Rico. The purchase price consisted of (a) the issuance of 254,676 shares of the Company's Class A Common Stock which had a value of $1,178,000 on the date of the acquisition, and (b) $100,000 in cash. The transaction was accounted for under the purchase method. In connection with the acquisition, the Company assumed certain liabilities which were estimated by the seller. The total amount of these assumed liabilities may not, in fact, be paid as the actual payments will be based on the future claims and losses which are actually submitted and which are related to pre-acquisition events. (See Note 12.)

    On December 1, 1998, the Company acquired the leases and furniture and fixtures for 19 store locations from Mothers Work, Inc. The purchase price was recorded as leasehold improvements and furniture, fixtures and equipment in the accompanying financial statements. The majority of the locations acquired were converted to Arden B. stores.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 3: INVESTMENTS

    Short-term investments consist of highly liquid interest bearing deposits purchased with an initial maturity exceeding three months with a remaining maturity at January 30, 1999 less than twelve months. Long-term investments consist of highly liquid interest bearing securities which mature beyond twelve months from the balance sheet date. It is management's intent to hold short-term and long-term investments to maturity. Short-term and long-term investments are carried at amortized cost plus accrued income, which approximates market at January 30, 1999.

    Investments are comprised of the following:

                                                                              GROSS        GROSS
                                                              AMORTIZED    UNREALIZED   UNREALIZED     ESTIMATED
DESCRIPTION                              MATURITY DATES         COST          GAINS       LOSSES      FAIR VALUE
-------------------------------------  -------------------  -------------  -----------  -----------  -------------
JANUARY 30, 1999
Commercial paper.....................    Within one year    $   1,000,000   $  --        $  --       $   1,000,000
Corporate bonds......................    Within one year        1,514,000      --            4,000       1,510,000
Municipal bonds......................    Within one year        7,679,000       3,000       --           7,682,000
Government obligations...............    Within one year       11,750,000      --           11,000      11,739,000
Corporate bonds......................   One to two years        3,087,000      --           27,000       3,060,000
Municipal bonds......................   One to two years       34,886,000      31,000       --          34,917,000
                                                            -------------  -----------  -----------  -------------
                                                            $  59,916,000   $  34,000    $  42,000   $  59,908,000
                                                            -------------  -----------  -----------  -------------
                                                            -------------  -----------  -----------  -------------
JANUARY 31, 1998
Commercial paper.....................    Within one year    $  14,905,000   $  --        $  --       $  14,905,000
Corporate bonds......................    Within one year        1,372,000       1,000       --           1,373,000
Municipal bonds......................    Within one year        3,540,000      --            7,000       3,533,000
Corporate bonds......................   One to two years          499,000       1,000       --             500,000
                                                            -------------  -----------  -----------  -------------
                                                            $  20,316,000   $   2,000    $   7,000   $  20,311,000
                                                            -------------  -----------  -----------  -------------
                                                            -------------  -----------  -----------  -------------

NOTE 4: PROVISION FOR INCOME TAXES

    SFAS 109 requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of deferred items is based on enacted tax laws. In the event that the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 4: PROVISION FOR INCOME TAXES (CONTINUED)
    The components of the income tax provision are as follows:

                                                                       JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                                                          1999           1998           1997
                                                                      -------------  -------------  -------------
CURRENT:
Federal.............................................................  $  13,442,000  $  12,886,000  $  10,674,000
State...............................................................      3,930,000      4,378,000      3,375,000
                                                                      -------------  -------------  -------------
                                                                         17,372,000     17,264,000     14,049,000
                                                                      -------------  -------------  -------------
DEFERRED:
Federal.............................................................     (1,126,000)    (1,535,000)    (2,569,000)
State...............................................................          2,000       (654,000)      (515,000)
                                                                      -------------  -------------  -------------
                                                                         (1,124,000)    (2,189,000)    (3,084,000)
                                                                      -------------  -------------  -------------
                                                                      $  16,248,000  $  15,075,000  $  10,965,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    A reconciliation of the income tax provision to the amount of the provision that would result from applying the federal statutory rate (35%) to income before taxes is as follows:

                                                                              JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                                                                 1999           1998           1997
                                                                             -------------  -------------  -------------
Provision for income taxes at federal statutory rate.......................         35.0%          35.0%          35.0%
State income taxes, net of federal income tax benefit......................          5.6            7.2            7.1
Tax exempt interest........................................................         (1.5)          (2.0)          (0.5)
Other......................................................................         (0.6)           1.3            0.2
                                                                                     ---            ---            ---
Effective tax rate.........................................................         38.5%          41.5%          41.8%
                                                                                     ---            ---            ---
                                                                                     ---            ---            ---

    As of January 30, 1999 and January 31, 1998, the Company's net deferred tax asset was $10,709,000 and $9,585,000 respectively. The major components of the Company's net deferred taxes at January 30, 1999 and January 31, 1998 are as follows:

                                                                                        JANUARY 30,   JANUARY 31,
                                                                                           1999           1998
                                                                                       -------------  ------------
Deferred rent........................................................................  $   2,987,000  $  2,782,000
Acquisition related reserves.........................................................        630,000       650,000
Inventory cost capitalization........................................................      1,080,000       808,000
Difference between book and tax basis of fixed assets................................      4,632,000     4,643,000
State income taxes...................................................................       (179,000)     (136,000)
Supplemental Employee Retirement Plan................................................        594,000       307,000
Other................................................................................        965,000       531,000
                                                                                       -------------  ------------
                                                                                       $  10,709,000  $  9,585,000
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 5: STOCKHOLDERS' EQUITY

    The 2,912,665 shares of the Company's Class B Common Stock outstanding as of January 30, 1999 are convertible on a share-for-share basis into shares of the Company's Class A Common Stock at the option of the holder. The Class B Common Stock has two votes per share while the Class A Common Stock has one vote per share.

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

    During the year ended January 30, 1999, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A Common Stock. As of January 30, 1999, 1,327,000 shares had been repurchased at a cost of $19,675,000. Such repurchased shares are reflected as treasury stock in the accompanying financial statements.

NOTE 6: LONG-TERM INCENTIVE PLAN

    Under the Company's long-term incentive plans (the "Plans"), the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. The Plans provide that the per share exercise price of an incentive stock option may not be less than the fair market value of the Company's Class A Common Stock on the date the option is granted. Options become exercisable over periods of up to five years and generally expire ten years from the date of grant or 90 days after employment or services are terminated. The Plans also provide that the Company may grant restricted stock and other stock-based awards. An aggregate of 1,475,000 shares of the Company's Class A Common Stock may be issued pursuant to the Plans. As of January 30, 1999, 19,756 shares were available for future grants.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 6: LONG-TERM INCENTIVE PLAN (CONTINUED)
    Stock option activity for each of the three years in the period ended January 30, 1999 was as follows:

                                                                 NUMBER OF   WEIGHTED AVERAGE
                                                                   SHARES     EXERCISE PRICE
                                                                 ----------  -----------------
Outstanding at February 3, 1996................................     635,000      $    5.12
  Granted......................................................      60,000          20.86
  Canceled.....................................................      (6,000)          4.13
  Exercised....................................................    (276,500)          6.29
                                                                 ----------
Outstanding at February 1, 1997................................     412,500           6.64
  Granted......................................................     595,000          20.00
  Canceled.....................................................     (21,000)         17.70
  Exercised....................................................     (19,000)         11.24
                                                                 ----------
Outstanding at January 31, 1998................................     967,500          14.53
  Granted......................................................     130,000          16.93
  Canceled.....................................................     (12,000)         13.57
  Exercised....................................................     (36,000)          7.58
                                                                 ----------
Outstanding at January 30, 1999................................   1,049,500      $   14.42
                                                                 ----------
                                                                 ----------

    At January 30, 1999, January 31, 1998 and February 1, 1997 there were 283,500, 119,500 and 19,500 outstanding options exercisable at a weighted average exercise price of $8.42, $4.65 and $4.40, respectively.

    Additional information regarding options outstanding as of January 30, 1999 is as follows:

                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                 ----------------------------------------------   ------------------------
                    NUMBER            WEIGHTED         WEIGHTED      NUMBER       WEIGHTED
                  OUTSTANDING          AVERAGE         AVERAGE     EXERCISABLE    AVERAGE
   RANGE OF          AS OF            REMAINING        EXERCISE       AS OF       EXERCISE
EXERCISE PRICES  JAN. 30, 1999    CONTRACTUAL LIFE      PRICE     JAN. 30, 1999    PRICE
---------------  -------------   -------------------   --------   -------------   --------
$ 3.00 - $ 3.63       30,000            5.33            $ 3.56        19,000       $ 3.63
  4.13 -   5.13      269,500            5.20              4.18       174,500         4.17
  8.00 -  16.50      290,000            8.65             16.27        50,000        15.82
 19.31 -  20.00      460,000            8.60             19.97        40,000        20.00
                 -------------                                    -------------
$ 3.00 - $20.00    1,049,500            7.65            $14.42       283,500       $ 8.42

    During the years ended January 30, 1999, January 31, 1998 and February 1, 1997, the Company recognized tax benefits of $408,000, $144,000 and $1,827,000, respectively, resulting from the exercise of certain non-qualified stock options.

    ADDITIONAL LONG-TERM INCENTIVE PLAN INFORMATION

    As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee incentive stock options or non-qualified stock options.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 6: LONG-TERM INCENTIVE PLAN (CONTINUED)
    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting; stock volatility, 49.93% in fiscal 1998, 72.23% in fiscal 1997 and 65.95% in fiscal 1996; risk free interest rates, 4.74% in fiscal 1998, 6.10% in fiscal 1997 and 6.38% in fiscal 1996; and no dividends during the expected term. The Company's calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1998, fiscal 1997 and fiscal 1996 awards had been amortized to expense over the vesting period of the awards, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         FISCAL         FISCAL         FISCAL
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Net Income..........................................     As reported  $  25,954,000  $  21,250,000  $  15,252,000
                                                           Pro forma  $  24,804,000  $  20,745,000  $  15,192,000
Net Income Per Share, Basic.........................     As reported  $        1.98  $        1.57  $        1.15
                                                           Pro forma  $        1.90  $        1.53  $        1.15
Net Income Per Share, Diluted.......................     As reported  $        1.91  $        1.53  $        1.13
                                                           Pro forma  $        1.83  $        1.49  $        1.13

    The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the above pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

    As of January 30, 1999, the Company has granted an aggregate of 72,244 shares of Class A Common Stock, net of forfeitures, to a group of its key employees under the performance grant award plan which was instituted pursuant to the Company's Plans. Under the performance grant award plan, key employees of the Company receive Class A Common Stock in proportion to their salary. These bonus shares vest at the rate of 33.33% per year and non-vested shares are subject to forfeiture if the participant terminates employment. Compensation expense, equal to the market value of the shares as of the issue date, is being charged to earnings over the period that the employees provide service. In each of the years ended January 30, 1999, January 31, 1998 and February 1, 1997, 12,308, 8,704 and 5,308 shares, respectively, were fully vested and issued. In connection with the issuance of these shares, the Company recorded compensation expense of $463,000, $267,000 and $107,000 for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 7: COMMITMENTS

    LEASES

    The Company leases retail stores, automobiles, computers and corporate office and warehouse facilities under operating lease agreements expiring at various times through 2010. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent ranging from 3% to 12%, based on sales volume over certain minimum sales levels. Effective February 1998, the Company entered into a sublease agreement for its former warehouse facility which expires in August 2002.

    Minimum annual rental commitments under non-cancelable leases, including the corporate office and warehouse facility lease, are as follows:

                                                                     MINIMUM LEASE     SUBLEASE      NET LEASE
                                                                      COMMITMENTS       INCOME      COMMITMENTS
                                                                    ---------------  ------------  --------------
FISCAL YEAR ENDING:    2000.......................................   $  51,196,000   $    647,000  $   50,549,000
                       2001.......................................      47,962,000        647,000      47,315,000
                       2002.......................................      43,352,000        647,000      42,705,000
                       2003.......................................      36,511,000        377,000      36,134,000
                       2004.......................................      30,793,000        --           30,793,000
                       Thereafter.................................      95,957,000        --           95,957,000
                                                                    ---------------  ------------  --------------
                                                                     $ 305,771,000   $  2,318,000  $  303,453,000
                                                                    ---------------  ------------  --------------
                                                                    ---------------  ------------  --------------

    Rental expense, including common area maintenance, was $72,533,000, $64,384,000 and $62,391,000, of which $295,000, $377,000 and $345,000 was paid as percentage rent based on sales volume, for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

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

    LETTERS OF CREDIT

    At January 30, 1999, the Company had outstanding letters of credit amounting to approximately $15,994,000.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 8: REVOLVING CREDIT ARRANGEMENT

    Under an unsecured revolving line of credit arrangement with a bank, the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 1999. The cash borrowings under the arrangement bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 1.75%. On March 31, 1999, the line of credit was extended to a maturity date of July 1, 2000.

    The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement requires that the bank approve the payment of dividends and restrict the level of capital expenditures. At January 30, 1999 and January 31, 1998, the Company was in compliance with these covenants. The Company had no borrowings outstanding under the credit arrangement at January 30, 1999 or January 31, 1998.

NOTE 9: LONG-TERM DEBT

    In June 1995, the Company entered into an unsecured five-year, $10 million term loan. The loan bears interest at the bank's prime rate plus .25% or, at the Company's option, LIBOR plus 1.75% (6.75% at fiscal year end) payable monthly. Under the terms of the debt agreement, the outstanding balance of $2,264,000 will be repaid in quarterly installments of $500,000, commencing October 31, 1999, until paid. Aggregate principal payments during fiscal 1999 and fiscal 2000 are $1,000,000 and $1,264,000, respectively.

    The term loan imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the term loan requires that the bank approve the payment of dividends and restricts the level of capital expenditures. At January 30, 1999 and January 31, 1998, the Company was in compliance with these covenants.

NOTE 10: RELATED PARTY TRANSACTIONS

    Certain officers of Suzy Shier, Inc., a shareholder, provide management services to the Company. For these services, the officers earned in the aggregate a management fee of $375,000 in the year ended January 31, 1999 and $250,000 during each of the years ended January 31, 1998 and February 1, 1997.

NOTE 11: RETIREMENT PLAN

    Effective June 1, 1993, the Company established a qualified defined contribution retirement plan under the Internal Revenue Code, Section 401(k). The Wet Seal Retirement Plan (the "Plan") is available to all employees who meet the Plan's eligibility requirements. The Plan is funded by employee contributions, and additional contributions may be made by the Company at its discretion. As of January 30, 1999 the Company had accrued $112,000 as its fiscal 1998 contribution to the Plan.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 12: ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                               JANUARY 30,      JANUARY 31,
                                                                  1999             1998
                                                             ---------------  ---------------
Reserve for self insurance.................................   $   2,857,000    $   3,219,000
Accrued wages, bonuses and benefits........................       7,272,000        5,972,000
Combination costs..........................................        --              1,645,000
Gift certificate and credit memo liability.................       3,464,000        2,911,000
Sales tax payable..........................................       1,651,000        1,204,000
Other......................................................       5,186,000        5,619,000
                                                             ---------------  ---------------
                                                              $  20,430,000    $  20,570,000
                                                             ---------------  ---------------
                                                             ---------------  ---------------

    In connection with the acquisition of Contempo Casuals, Inc., the Company assumed certain accruals, including the reserve for self insurance, which were estimated by the seller. The total amount of these assumed accruals may not, in fact be paid as the actual payments will be based on the future claims and losses which are actually submitted and which are related to pre-acquisition events. The accrual for combination costs consisted of management's estimates for the costs of closing and/or combining certain Contempo Casuals facilities and operations into Wet Seal's, as well as the costs of integrating management information and security systems. As of January 31, 1998, the Company had substantially completed the combination of facilities and the acquisition of necessary management information systems to fully integrate Contempo Casuals' operations into Wet Seal's. The accrued combination costs remaining at January 31, 1998 totaling $1,645,000 were fully utilized with the integration of the Company's in-store security systems in fiscal 1998.

NOTE 13: SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN

    The Company maintains a defined benefit supplemental employee retirement plan (the "SERP") for certain of its key employees and a director. The SERP provides for preretirement death benefits through life insurance and for retirement benefits. The Company funded the SERP in 1998 and 1997 through contributions to a trust fund known as a "Rabbi" trust. Assets held in the Rabbi trust ($861,000 and $261,000 at January 30, 1999 and January 31, 1998,
respectively) are subject to claims of the Company's creditors but otherwise must be used only for purposes of providing benefits under the SERP.

    In accordance with SFAS 132, the following presents a reconciliation of the SERP's funded status:

       CHANGE IN BENEFIT OBLIGATION

                                                               JANUARY 30,      JANUARY 31,
                                                                  1999             1998
                                                             ---------------  ---------------
Benefit obligation at beginning of year....................   $   2,730,000    $   2,295,000
  Service cost.............................................         293,000          274,000
  Interest cost............................................         191,000          161,000
  Actuarial loss...........................................         141,000         --
  Benefits paid............................................        --               --
                                                             ---------------  ---------------
Benefit obligation at end of year..........................   $   3,355,000    $   2,730,000
                                                             ---------------  ---------------
                                                             ---------------  ---------------

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 13: SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN (CONTINUED)
       CHANGE IN PLAN ASSETS

                                                               JANUARY 30,      JANUARY 31,
                                                                  1999             1998
                                                             ---------------  ---------------
Fair value of plan assets at beginning of year.............   $    --          $    --
  Actual return on assets..................................        --               --
  Employer contribution....................................        --               --
  Benefits paid............................................        --               --
                                                             ---------------  ---------------
Fair value of plan assets at end of year...................   $    --          $    --
                                                             ---------------  ---------------
                                                             ---------------  ---------------
Funded status..............................................   $  (3,355,000)   $  (2,730,000)
  Unrecognized transition (asset)/obligation...............        --               --
  Unrecognized prior service cost..........................       1,968,000        2,132,000
  Unrecognized net loss/(gain).............................         139,000           (2,000)
                                                             ---------------  ---------------
Net amount recognized......................................   $  (1,248,000)   $    (600,000)
                                                             ---------------  ---------------
                                                             ---------------  ---------------

Weighted average assumptions:
  Discount rate............................................           6.75%            7.00%
  Expected return on plan assets...........................           0.00%            0.00%
  Rate of compensation increase............................             n/a              n/a

       AMOUNTS RECOGNIZED IN BALANCE SHEET

                                                               JANUARY 30,      JANUARY 31,
                                                                  1999             1998
                                                             ---------------  ---------------
Prepaid pension cost.......................................   $    --          $    --
  Accrued benefit liability................................      (3,355,000)      (2,730,000)
  Intangible asset (unrecognized prior service cost).......       1,968,000        2,130,000
  Accumulated other comprehensive income...................         139,000         --
                                                             ---------------  ---------------
Net amount recognized......................................   $  (1,248,000)   $    (600,000)
                                                             ---------------  ---------------
                                                             ---------------  ---------------

       COMPONENTS OF NET PERIODIC PENSION COST

                                                               JANUARY 30,      JANUARY 31,
                                                                  1999             1998
                                                             ---------------  ---------------
Service cost--benefits earned during the period............    $   293,000      $   274,000
  Interest cost on projected benefit obligation............        191,000          160,000
  Expected return on plan assets...........................        --               --
  Amortization of unrecognized prior service cost..........        164,000          164,000
                                                             ---------------  ---------------
Net periodic pension cost..................................    $   648,000      $   598,000
                                                             ---------------  ---------------
                                                             ---------------  ---------------

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 14: NET INCOME PER SHARE

    A reconciliation of the numerators and denominators used in basic and diluted net income per share is as follows:

                                                                       JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                                                          1999           1998           1997
                                                                      -------------  -------------  -------------
Net income: Basic and diluted.......................................  $  25,954,000  $  21,250,000  $  15,252,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Weighted average number of common shares:
Basic...............................................................     13,085,587     13,552,502     13,219,284
Effect of dilutive securities--stock options........................        495,646        347,375        240,526
                                                                      -------------  -------------  -------------
Diluted.............................................................     13,581,233     13,899,877     13,459,810
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Net income per share:
Basic...............................................................  $        1.98  $        1.57  $        1.15
Effect of dilutive securities--stock options........................           0.07           0.04           0.02
                                                                      -------------  -------------  -------------
Diluted.............................................................  $        1.91  $        1.53  $        1.13
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

NOTE 15: SHAREHOLDER RIGHTS PLAN

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

NOTE 16: UNAUDITED QUARTERLY FINANCIAL DATA

    FISCAL YEAR ENDED JANUARY 30, 1999

                                                                                         NET INCOME     NET INCOME
                                                                                         PER SHARE,     PER SHARE,
QUARTER                                      SALES        GROSS MARGIN    NET INCOME        BASIC         DILUTED
---------------------------------------  --------------  --------------  -------------  -------------  -------------
First Quarter..........................  $  104,845,000  $   29,973,000  $   3,488,000    $    0.26      $    0.25
Second Quarter.........................     113,036,000      32,888,000      4,879,000         0.36           0.35
Third Quarter..........................     121,622,000      36,501,000      5,418,000         0.42           0.41
Fourth Quarter.........................     145,886,000      49,500,000     12,169,000         0.99           0.95
                                         --------------  --------------  -------------
For the Year...........................  $  485,389,000  $  148,862,000  $  25,954,000    $    1.98      $    1.91
                                         --------------  --------------  -------------
                                         --------------  --------------  -------------

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

NOTE 16: UNAUDITED QUARTERLY FINANCIAL DATA (CONTINUED)
    FISCAL YEAR ENDED JANUARY 31, 1998

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

NOTE 17: SUBSEQUENT EVENT

    On February 1, 1999, the Company acquired the leases and furniture and fixtures for 80 stores from Britches of Georgetowne, Inc. The Company plans to convert the locations to Arden B., Wet Seal, Contempo Casuals and Limbo Lounge stores by the end of the first quarter of fiscal 1999, with the majority of the locations planned as Arden B.

                                 EXHIBIT INDEX

EXHIBIT NO.                                               DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------
         *3.1  -- Restated Certificate of Incorporation of the Company.
         *3.2  -- Bylaws of the Company.
         *4.1  -- Specimen Certificate of the Class A Stock, par value $.10 per share.
         *4.2  -- Specimen Certificate of the Class B Stock, par value $.10 per share.
   *******4.3  -- Shareholder Rights Plan.
 ********10.1  -- Lease between the Company and Foothill-Parkstone I, LLC, dated November 21, 1996.
        *10.3  -- Services Agreement, dated December 30, 1988, and First amendment to Services Agreement, dated
               June 1, 1990, between the Company and Kathy Bronstein.
     **10.3.1  -- Second amendment to Services Agreement between the Company and Kathy Bronstein, dated March 23,
                  1992.
    ***10.3.2  -- Services Agreement between the Company and Edmond Thomas, dated June 22, 1992.
   ****10.3.3  -- Third amendment to Services Agreement between the Company and Kathy Bronstein, dated November
               17, 1994.
   ****10.3.4  -- First amendment to Services Agreement between the Company and Edmond Thomas, dated November 17,
                  1994.
   ****10.3.5  -- Fourth amendment to Services Agreement between the Company and Kathy Bronstein, dated January
               13, 1995.
   ****10.3.6  -- Second amendment to Services Agreement between the Company and Edmond Thomas, dated January 13,
                  1995.
  *****10.3.7  -- Fifth amendment to Services Agreement between the Company and Kathy Bronstein, dated January
                  30, 1995.
  *****10.3.8  -- Sixth amendment to Services Agreement between the Company and Kathy Bronstein, dated February
                  2, 1996.
  *****10.3.9  -- Third amendment to Services Agreement between the Company and Edmond Thomas, dated February 2,
                  1996.
     10.3.9.1  -- Fourth amendment to Services Agreement between the Company and Edmond Thomas, dated January 1,
                  1995.
        *10.4  -- 1990 Long-Term Incentive Plan.
       **10.5  -- Credit Agreement between the Company and Bank of America, dated as of April 20, 1992.
    ***10.5.1  -- Credit Agreement between the Company and Bank of America, dated June 23, 1993, as amended.
   ****10.5.2  -- Amendments No. 1 and No. 2 to Credit Agreement between the Company and Bank of America, dated
                  January 25, 1994 and June 1, 1994, respectively.
  *****10.5.3  -- Business Loan Agreement between the Company and Bank of America, containing Term Loan and
               Revolving Line of Credit, dated June 30, 1995.
  *****10.5.4  -- Business Loan Agreement between the Company and Bank of America, containing Revolving Line of
               Credit for Contempo Casuals, dated June 30, 1995.
       10.5.5  -- Amendment No. 1 to Business Loan Agreement between the Company and Bank of America, containing
               Term Loan and Revolving Line of Credit, dated May 7, 1998.
       10.5.6  -- Amendment No. 2 to Business Loan Agreement between the Company and Bank of America, containing
               Term Loan and Revolving Line of Credit, dated June 12, 1998.
       10.5.7  -- Amendment No. 3 to Business Loan Agreement between the Company and Bank of America, containing
               Term Loan and Revolving Line of Credit, dated November 6, 1998.
       10.5.8  -- Amendment No. 4 to Business Loan Agreement between the Company and Bank of America, containing
               Term Loan and Revolving Line of Credit, dated March 31, 1999.
 ******10.6.1  -- Key Man life insurance policy for Edmond Thomas.
       10.6.2  -- Key Man life insurance policy for Kathy Bronstein.
      ***10.7  -- 1994 Long-Term Incentive Plan.
        *10.8  -- Stock Purchase and Stock Transfer Restriction Agreement among Kathy Bronstein, Suzy Shier, Inc.
               and the Company dated December 30, 1988.
     ****10.9  -- Indemnification Agreement between the Company and various Executives and Directors, dated
               January 3, 1995, and schedule listing all parties thereto.
  ******10.10  -- 1996 Long-Term Incentive Plan.
********10.11  -- Supplemental Employee Retirement Plan.
    *****21.1  -- Subsidiaries of the Registrant
         23.1  -- Consent of Deloitte & Touche LLP, independent auditors.
         27.1  -- Financial Data Schedule--Fiscal year end 1998

------------------------------

        *  Denotes exhibits incorporated by reference to the Company's Registration Statement File No. 33-34895.
       **  Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1993.
      ***  Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.
     ****  Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.
    *****  Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.
   ******  Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.
  *******  Denotes exhibits incorporated by reference to the Company's Current Report on Form 8-K filed on August
           25, 1997.
 ********  Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.