Form 10-Q
period 1999-05-01
WET SEAL INC
filed 1999-06-15
CIK 863456

                                THE UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999

                                        OR

           / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock, par value $.10 per share, at June 4, 1999 were 10,887,886 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at June 4, 1999.

                               THE WET SEAL, INC.
                                   FORM 10-Q

                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of May 1, 1999 (unaudited)
          and January 30, 1999..............................................3-4

          Statements of Income and Comprehensive Income
          (unaudited) for the 13 weeks ended May 1, 1999
          and May 2, 1998.....................................................5

          Statements of Cash Flows (unaudited) for the 13
          weeks ended May 1, 1999 and May 2, 1998.............................6

          Notes to Financial Statements.....................................7-9


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................10-16


PART II.  OTHER INFORMATION..................................................17

          SIGNATURE PAGE.....................................................18

                               THE WET SEAL, INC.
                                 BALANCE SHEETS

                                                            MAY 1,                JANUARY 30,
                                                              1999                       1999
                                                        -------------           -------------
                                                        (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $  20,744,000           $  31,590,000
  Short-term investments                                   18,527,000              21,943,000
  Other receivables                                         4,591,000               3,665,000
  Merchandise inventories                                  37,832,000              28,002,000
  Prepaid expenses                                          7,674,000                   -
  Deferred tax charges                                      1,791,000               1,791,000
                                                        -------------           -------------
    Total current assets                                   91,159,000              86,991,000
                                                        -------------           -------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Leasehold improvements                                   94,049,000              75,659,000
  Furniture, fixtures and equipment                        44,076,000              37,758,000
  Leasehold rights                                          5,252,000               3,577,000
  Construction in progress                                    615,000                 489,000
                                                        -------------           -------------
                                                          143,992,000             117,483,000
  Less accumulated depreciation                           (60,977,000)            (57,110,000)
                                                        -------------           -------------
    Net equipment and leasehold improvements               83,015,000              60,373,000
                                                        -------------           -------------

LONG-TERM INVESTMENTS                                      21,550,000              37,973,000

OTHER ASSETS:
  Deferred taxes and other assets                          11,718,000              11,677,000
  Goodwill, net of accumulated amortization of
    $693,000 and $656,000 as of May 1, 1999
    and January 30, 1999, respectively                      7,412,000                 476,000
                                                        -------------           -------------
     Total other assets                                    19,130,000              12,153,000
                                                        -------------           -------------
                                                        $ 214,854,000           $ 197,490,000
                                                        -------------           -------------
                                                        -------------           -------------


See accompanying notes to financial statements

                               THE WET SEAL, INC.
                                 BALANCE SHEETS

                                                                            MAY 1,             JANUARY 30,
                                                                              1999                    1999
                                                                     -------------           -------------
                                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $  58,077,000           $  37,515,000
  Accrued liabilities                                                   16,757,000              20,430,000
  Income taxes payable                                                           -               6,190,000
  Current portion of long-term debt                                      1,000,000               1,000,000
                                                                     -------------           -------------
    Total current liabilities                                           75,834,000              65,135,000
                                                                     -------------           -------------

LONG-TERM LIABILITIES:
  Long-term debt                                                         1,264,000               1,264,000
  Deferred rent                                                          7,850,000               7,458,000
  Other long-term liabilities                                            3,527,000               3,355,000
                                                                     -------------           -------------
    Total long-term liabilities                                         12,641,000              12,077,000
                                                                     -------------           -------------
    Total liabilities                                                   88,475,000              77,212,000
                                                                     -------------           -------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, authorized
    2,000,000 shares; none issued and outstanding                            -                       -
  Common Stock, Class A, $.10 par value,
    authorized 20,000,000 shares;
    10,887,886 and 10,704,886 shares issued and outstanding
    at May 1, 1999 and January 30, 1999, respectively                    1,122,000               1,071,000
  Common Stock, Class B Convertible, $.10 par value,
    authorized 10,000,000 shares;
    2,912,665 shares issued and outstanding
    at May 1, 1999 and January 30, 1999                                    291,000                 291,000
  Paid-in capital                                                       60,007,000              58,356,000
  Retained earnings                                                     84,773,000              80,374,000
  Other comprehensive income                                              (139,000)               (139,000)
  Treasury stock, 1,327,000 shares at cost                             (19,675,000)            (19,675,000)
                                                                     -------------           -------------
    Total stockholders' equity                                         126,379,000             120,278,000
                                                                     -------------           -------------
                                                                     $ 214,854,000           $ 197,490,000
                                                                     -------------           -------------
                                                                     -------------           -------------


See accompanying notes to financial statements

                               THE WET SEAL, INC.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                                 13 WEEKS ENDED
                                                       ----------------------------------
                                                             MAY 1,                MAY 2,
                                                               1999                  1998
                                                       ------------          ------------
SALES                                                  $122,835,000          $104,845,000

COST OF SALES (INCLUDING BUYING, DISTRIBUTION
    AND OCCUPANCY COSTS)                                 86,992,000            74,872,000
                                                       ------------          ------------

GROSS MARGIN                                             35,843,000            29,973,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             29,365,000            25,420,000
                                                       ------------          ------------

OPERATING INCOME                                          6,478,000             4,553,000

INTEREST INCOME, NET                                        854,000             1,119,000
                                                       ------------          ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                  7,332,000             5,672,000

PROVISION FOR INCOME TAXES                                2,933,000             2,184,000
                                                       ------------          ------------

NET INCOME                                             $  4,399,000          $  3,488,000
                                                       ------------          ------------
                                                       ------------          ------------

COMPREHENSIVE INCOME                                   $  4,399,000          $  3,488,000
                                                       ------------          ------------
                                                       ------------          ------------

NET INCOME PER SHARE, BASIC                            $       0.36          $       0.26
                                                       ------------          ------------
                                                       ------------          ------------

NET INCOME PER SHARE, DILUTED                          $       0.34          $       0.25
                                                       ------------          ------------
                                                       ------------          ------------

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC               12,316,908            13,575,518
                                                       ------------          ------------
                                                       ------------          ------------

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED             12,807,031            14,103,040
                                                       ------------          ------------
                                                       ------------          ------------


See accompanying notes to financial statements

                               THE WET SEAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     13 WEEKS ENDED
                                                                          -----------------------------------
                                                                                MAY 1,                 MAY 2,
                                                                                  1999                   1998
                                                                          ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  4,399,000           $  3,488,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                        3,904,000              2,774,000
        Changes in operating assets and liabilities:
          Other receivables                                                   (926,000)               294,000
          Merchandise inventories                                           (9,830,000)            (5,223,000)
          Prepaid expenses                                                  (7,674,000)            (5,153,000)
          Other assets                                                         (41,000)              (171,000)
          Accounts payable and accrued liabilities                          16,889,000             11,642,000
          Income taxes payable                                              (6,190,000)               775,000
          Deferred rent                                                        392,000                154,000
          Other long-term liabilities                                          172,000                172,000
                                                                          ------------           ------------
   Net cash provided by operating activities                                 1,095,000              8,752,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in equipment and leasehold improvements                      (17,780,000)            (9,917,000)
   Acquisition of store leases and related store assets                    (15,702,000)                 -
   Investment in marketable securities                                      (3,051,000)           (19,069,000)
   Proceeds from sale of marketable securities                              22,890,000             16,164,000
                                                                          ------------           ------------
   Net cash used in investing activities                                   (13,643,000)           (12,822,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                          -                   (500,000)
   Proceeds from issuance of stock associated with stock options             1,702,000                117,000
                                                                          ------------           ------------
   Net cash provided by (used in) financing activities                       1,702,000               (383,000)
                                                                          ------------           ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (10,846,000)            (4,453,000)

CASH AND CASH EQUIVALENTS, beginning of period                              31,590,000             76,056,000
                                                                          ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                                  $ 20,744,000           $ 71,603,000
                                                                          ------------           ------------
                                                                          ------------           ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                          $     38,000           $     61,000
        Income taxes, net                                                   10,177,000              1,362,000


See accompanying notes to financial statements

                               THE WET SEAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

     The information set forth in these financial statements is unaudited except for the January 30, 1999 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 1, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report for the year ended January 30, 1999.

NOTE 2 - LINE OF CREDIT AND LOAN PAYABLE TO BANK:

     Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 2000. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.75%. As of May 1, 1999, the Company had no borrowings outstanding under the credit arrangement.

     In June 1995, the Company entered into an unsecured five-year, $10 million term loan. The loan bears interest at Bank of America's prime rate plus 0.25% or, at the Company's option, LIBOR plus 1.75%. Under the terms of the loan agreement, the outstanding balance of $2,264,000 will be repaid in quarterly installments of $500,000, commencing October 31, 1999, until paid. Aggregate principal payments during fiscal 1999 and fiscal 2000 are $1,000,000 and $1,264,000, respectively.

     The credit arrangement and the term loan impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement and the term loan require that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At May 1, 1999, the Company was in compliance with these covenants.

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

                               13 WEEKS ENDED     13 WEEKS ENDED
                                 MAY 1, 1999        MAY 2, 1998
                               --------------     --------------
Net income:
Basic and diluted ...........     $ 4,399,000        $ 3,488,000
                               --------------     --------------
                               --------------     --------------

Weighted average
Number of common shares:
Basic .......................      12,316,908         13,575,518

Effect of dilutive
Securities-stock options ....         490,123            527,522
                               --------------     --------------

Diluted .....................      12,807,031         14,103,040


Net income per share:
Basic .......................     $      0.36        $      0.26

Effect of dilutive
Securities-stock options ....            0.02               0.01
                               --------------     --------------

Diluted .....................     $      0.34        $      0.25

NOTE 4 - TREASURY STOCK:

     The Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of May 1, 1999, 1,327,000 shares had been repurchased at a cost of $19,675,000. Such repurchased shares are reflected as Treasury Stock in the Company's Balance Sheet.

NOTE 5 - ACQUISITION:

     On February 1, 1999, the Company acquired the leases and furniture and fixtures for 80 store locations from Britches of Georgetowne, Inc. The purchase price, which aggregated $15,702,000, was allocated to equipment and leasehold improvements ($8,729,000) and goodwill ($6,973,000). Goodwill associated with this transaction will be amortized over 20 years. The Company converted the store locations to Arden B., Wet Seal, Contempo Casuals and Limbo Lounge stores during the first quarter of fiscal 1999, with the majority of the locations converted to Arden B. stores.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 540 retail stores in 42 states, Washington D.C. and Puerto Rico. Of the 540 stores, 247 operate under the name "Contempo Casuals," 197 operate under the name "Wet Seal," 78 operate under the name "Arden B.," 17 operate under the name "Limbo Lounge" and one store operates under the name "Next."

     On July 1, 1995, the Company acquired Contempo Casuals, a 237-store junior women's retail chain. This acquisition substantially increased the size of the Company. Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc.

     In January 1998, the Company introduced the "Wet Seal Catalog." In the first quarter of fiscal 1998 there were 2.5 million catalogs mailed, whereas there were no catalogs mailed during the first quarter of fiscal 1999. In the second half of fiscal 1999, the Company plans to reposition the catalog under the "Blue Asphalt" brand name. Blue Asphalt is the number one denim brand in both Wet Seal and Contempo Casuals stores, and has been expanded to a full assortment of fashion apparel and accessories. The Company also plans to introduce a related web-site under the Blue Asphalt name by the third quarter of fiscal 1999. The new site will include an on-line shopping "magalog." The Blue Asphalt magalog and web-site will both offer Blue Asphalt merchandise and youth-targeted editorial content intended to build brand awareness and increase customer base and sales.

     In November 1998, the Company introduced a new retail concept, Arden B., which offers a collection of dressy and casual apparel, accessories and footwear for the young contemporary customer. Arden B. serves to fill the void between a "junior" and a "missy" customer, aged 20 to 40. The Company currently operates 78 Arden B. stores, 67 of which were acquired through two acquisitions. On December 1, 1998, the Company acquired the leases and furniture and fixtures for 19 store locations from Mothers Work, Inc. The majority of the locations acquired were converted to Arden B. stores. On February 1, 1999, the Company acquired the leases and furniture and fixtures for 80 store locations from Britches of Georgetowne, Inc. The Company converted the locations to Arden B., Wet Seal, Contempo Casuals and Limbo Lounge stores during the first quarter of fiscal 1999, with the majority of the locations converted to Arden B.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

     As of May 1, 1999, the end of the first quarter of fiscal 1999, the Company operated 537 stores compared to 407 stores as of May 2, 1998, the end of the first quarter of fiscal 1998. The Company opened 150 stores during the period from May 2, 1998 to May 1, 1999 and closed 20 stores.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

THE 13 WEEKS ENDED MAY 1, 1999 (FIRST QUARTER OF FISCAL 1999) AS COMPARED TO THE 13 WEEKS ENDED MAY 2, 1998 (FIRST QUARTER OF FISCAL 1998)

     Sales in the first quarter of fiscal 1999 were $122,835,000 compared to sales in the first quarter of fiscal 1998 of $104,845,000, an increase of $17,990,000 or 17.2%. The dollar increase in sales was primarily due to the net increase of 130 stores; 537 stores at the end of the first quarter of fiscal 1999 compared to 407 stores at the end of the first quarter of fiscal 1998. The increase was also due to a 2.9% increase in comparable store sales. Comparable store sales are defined as sales in stores that were open throughout the full prior 14 months. The increase in sales was offset somewhat by the fact that the prior year included catalog sales from the 2.5 million catalogs mailed in the first quarter, whereas there were no catalogs mailed in the current year first quarter.

     Cost of sales, including buying, distribution and occupancy costs, was $86,992,000 in the first quarter of fiscal 1999 compared to $74,872,00 in the first quarter of fiscal 1998, an increase of $12,120,000. The dollar increase in cost of sales was due to the increase in sales. As a percentage of sales, cost of sales was 70.8% in the first quarter of fiscal 1999 compared to 71.4% in the first quarter of fiscal 1998, a decrease of 0.6%. This decrease as a percentage of sales was due primarily to a 0.9% decrease in distribution costs and a 0.8% decrease in the cost of merchandise as a percentage of sales. These decreases were offset to some extent by a 1.1% increase in occupancy costs as a percentage of sales. The 1.1% increase in occupancy costs as a percentage of sales was due primarily to the lack of leverage on store occupancy costs resulting from the decrease in catalog sales. The 0.9% decrease in the distribution costs as a percentage of sales was due primarily to a decrease in the unit

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

cost of processing in the current quarter and due to the lack of catalog-related expenses this year compared to the prior year. The decrease in the cost of merchandise as a percentage of sales was due to improvement in the initial margins in the first quarter of fiscal 1999.

     Selling, general and administrative expenses were $29,365,000 in the first quarter of fiscal 1999 compared to $25,420,000 in the first quarter of fiscal 1998, an increase of $3,945,000. The dollar increase in selling, general and administrative expenses was related to the increase in total sales. As a percentage of sales, selling, general and administrative expenses were 23.9% in the first quarter of fiscal 1999 compared to 24.2% in the first quarter of fiscal 1998, a decrease of 0.3%. The decrease as a percentage of sales for the first quarter was primarily related to the impact of the fixed costs associated with catalog production on the prior year. Without the impact of the catalog operation on the prior year, selling, general and administrative expenses increased 0.9% as a percentage of sales. This increase was due in part to an increase in selling expense as a percentage of sales due to the start up costs associated with the 85 new store openings in the first quarter. Additionally, the increase was due to the fact that the Company has implemented national advertising campaigns in the current year promoting the Arden B. store concept and the Blue Asphalt Collection. The Company expects to spend approximately $3 million in fiscal 1999 related to this advertising.

     Interest income, net, was $854,000 in the first quarter of fiscal 1999 compared to $1,119,000 in the first quarter of fiscal 1998, a decrease of $265,000. The decrease was due to a decrease in the average cash balance invested compared to the prior year.

     Income tax provision was $2,933,000 in the first quarter of fiscal 1999 compared to $2,184,000 in the first quarter of fiscal 1998. The effective tax rate was 40.0% compared to 38.5% in the prior year. The increase in the effective tax rate was due to the decrease in tax exempt interest in the current year.

     Due to the factors noted above, net income was $4,399,000 in the first quarter of fiscal 1999 compared to $3,488,000 in the first quarter of fiscal 1998. As a percentage of sales, net income was 3.6% in the first quarter of fiscal 1999 compared to 3.3% in the first quarter of fiscal 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the first quarter of fiscal 1999 was $1,095,000. Working capital at May 1, 1999 was $15,325,000 compared to $21,856,000 at January 30, 1999, a decrease of $6,531,000. This decrease was primarily due to an increase in capital expenditures for new store acquisition and construction in the first quarter. Inventory was $37,832,000 at May 1, 1999 compared to $28,002,000 at January 30, 1999, an increase of $9,830,000, due to the 85 new stores opened during this period and the seasonal nature of the business; inventory levels are typically at a low point at year end. The increase in accounts payable and accrued liabilities of $16,889,000 at May 1, 1999 compared to January 30, 1999 was primarily attributable to the increase in inventory as well as to the increase in payables related to capital expenditures for new store and remodel construction.

     In the first quarter of fiscal 1999, the Company invested $17,780,000 in equipment and leasehold improvements, compared to $9,917,000 in the same period of the prior year. These expenditures related primarily to the 85 new stores opened and four stores remodeled in the first quarter of fiscal 1999 along with construction in progress for additional new and remodeled stores in the second quarter. On February 1, 1999, the Company acquired the leases and furniture and fixtures for 80 store locations from Britches of Georgetowne, Inc. for $15,702,000, of which $6,973,000 is classified as goodwill. The Company converted the locations to Arden B., Wet Seal, Contempo Casuals and Limbo Lounge stores during the first quarter of fiscal 1999, with the majority of the locations converted to Arden B. The Company currently estimates that the capital expenditures for the remainder of fiscal 1999 will be approximately $20,000,000. These planned expenditures relate primarily to new store openings and remodel construction.

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

America in the amount of $10,000,000, maturing on July 1, 2000. At May 1, 1999, there were no outstanding borrowings under the credit arrangement, there was $2,264,000 outstanding under the term loan, and the Company was in compliance with all terms and covenants of the credit arrangement and the term loan.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

     Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the retention by the Company of suppliers for both brand name and Company-developed merchandise, the ability of the Company to

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

     During fiscal 1999, the Company is in the process of completing the conversion of substantially all of its computer software systems and hardware. Prior to the purchase of the new systems and hardware, the Company obtained or is in the process of obtaining assurance from the vendors that the products purchased are in fact Year 2000 compliant. The Company will also complete an independent review of such systems to further verify Year 2000 compliance. The Company has performed a thorough review of its existing computer software systems and hardware to identify processes that may be affected by Year 2000 problems. At this time, no significant issues have been identified and the Company has developed an adequate plan for Year 2000 compliance should the conversions fall behind schedule.

     During fiscal 1999, the Company is also in the process of completing a Year 2000 review of its relationships with suppliers

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

     Due to the fact that the majority of the Company's computer software systems and hardware have been purchased or developed recently and were designed to be Year 2000 compliant, the Company does not expect to incur significant additional costs in addressing the Year 2000 issue. The total cost of the Year 2000 project is estimated at $300,000, and will be funded through operating cash flows. Year 2000 costs as of May 1, 1999 totaled $125,000.

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

            (27) Financial Data Schedule

ITEM 6(b) - REPORTS ON FORM 8-K.  Not Applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Wet Seal, Inc.
                                        (Registrant)



  Date: June 11, 1999                   /S/ KATHY BRONSTEIN
        -----------------------       --------------------------------
                                         Kathy Bronstein
                                         Vice Chairman and Chief
                                         Executive Officer
                                         (Principal Executive Officer)

  Date: June 11, 1999                   /S/ EDMOND THOMAS
        -----------------------       --------------------------------
                                         Edmond Thomas
                                         President and
                                         Chief Operating Officer


  Date: June 11, 1999                  /S/ ANN CADIER KIM
        -----------------------       --------------------------------
                                         Ann Cadier Kim
                                         Senior Vice President of
                                         Finance and Chief
                                         Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)