Form 10-Q
period 1999-07-31
WET SEAL INC
filed 1999-09-14
CIK 863456

                                THE UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         ---           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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


         The number of shares outstanding of the registrant's Class A
Common Stock and Class B Common Stock, par value $.10 per share, at August 30, 1999 were 10,889,886 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at August 30, 1999.

                               THE WET SEAL, INC.
                                    FORM 10-Q

                                      INDEX




PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheets as of July 31, 1999 (unaudited) and
          January 30, 1999..................................................3-4

          Statements of Income and Comprehensive Income (unaudited)
          for the 13 and 26 weeks ended July 31, 1999 and
          August 1, 1998......................................................5

          Statements of Cash Flows (unaudited) for the 26 weeks ended
          July 31, 1999 and August 1, 1998....................................6

          Notes to Financial Statements.....................................7-9


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................10-18


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........19



PART II.  OTHER INFORMATION..................................................20


          SIGNATURE PAGE.....................................................21

                               THE WET SEAL, INC.
                                 BALANCE SHEETS


                                                                        JULY 31,              JANUARY 30,
                                                                            1999                     1999
                                                             --------------------      -------------------
                                                                      (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $20,344,000              $31,590,000
  Short-term investments                                              24,313,000               21,943,000
  Other receivables                                                    1,370,000                3,665,000
  Merchandise inventories                                             43,375,000               28,002,000
  Prepaid expenses                                                     7,814,000                    -
  Deferred taxes                                                       1,791,000                1,791,000
                                                             --------------------      -------------------
    Total current assets                                              99,007,000               86,991,000
                                                             --------------------      -------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Leasehold improvements                                              97,866,000               75,659,000
  Furniture, fixtures and equipment                                   45,857,000               37,758,000
  Leasehold rights                                                     3,577,000                3,577,000
  Construction in progress                                             1,176,000                  489,000
                                                             --------------------      -------------------
                                                                     148,476,000              117,483,000
  Less accumulated depreciation                                      (65,522,000)             (57,110,000)
                                                             --------------------      -------------------
    Net equipment and leasehold improvements                          82,954,000               60,373,000
                                                             --------------------      -------------------

LONG-TERM INVESTMENTS                                                 14,511,000               37,973,000

OTHER ASSETS:
  Deferred taxes and other assets                                     11,705,000               11,677,000
  Goodwill, net of accumulated amortization of
    $795,000 and $656,000 as of July 31, 1999
    and January 30, 1999, respectively                                 7,308,000                  476,000
                                                             --------------------      -------------------
     Total other assets                                               19,013,000               12,153,000
                                                             --------------------      -------------------
                                                                    $215,485,000             $197,490,000
                                                             --------------------      -------------------
                                                             --------------------      -------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             THE WET SEAL, INC.
                              BALANCE SHEETS

                                                                        JULY 31,              JANUARY 30,
                                                                           1999                     1999
                                                            --------------------      -------------------
                                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $51,790,000              $37,515,000
  Accrued liabilities                                                18,843,000               20,430,000
  Income taxes payable                                                  745,000                6,190,000
  Current portion of long-term debt                                   1,000,000                1,000,000
                                                            --------------------      -------------------
    Total current liabilities                                        72,378,000               65,135,000
                                                            --------------------      -------------------

LONG-TERM LIABILITIES:
  Long-term debt                                                      1,264,000                1,264,000
  Deferred rent                                                       8,071,000                7,458,000
  Other long-term liabilities                                         3,700,000                3,355,000
                                                            --------------------      -------------------
    Total long-term liabilities                                      13,035,000               12,077,000
                                                            --------------------      -------------------
    Total liabilities                                                85,413,000               77,212,000
                                                            --------------------      -------------------


STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, authorized
    2,000,000 shares; none issued and outstanding                        -                         -
  Common Stock, Class A, $.10 par value,
    authorized 20,000,000 shares;
    10,889,886 and 10,704,886 shares issued and outstanding
    at July 31, 1999 and January 30, 1999, respectively               1,122,000                1,071,000
  Common Stock, Class B Convertible, $.10 par value,
    authorized 10,000,000 shares;
    2,912,665 shares issued and outstanding
    at July 31, 1999 and January 30, 1999                               291,000                  291,000
  Paid-in capital                                                    60,014,000               58,356,000
  Retained earnings                                                  88,459,000               80,374,000
  Other comprehensive income                                           (139,000)                (139,000)
  Treasury stock, 1,327,000 shares at cost                          (19,675,000)             (19,675,000)
                                                            --------------------      -------------------
    Total stockholders' equity                                      130,072,000              120,278,000
                                                            --------------------      -------------------
                                                                   $215,485,000             $197,490,000
                                                            --------------------      -------------------
                                                            --------------------      -------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             THE WET SEAL, INC.
               STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                (UNAUDITED)

                                                            13 WEEKS ENDED                       26 WEEKS ENDED
                                                  ---------------------------------  ---------------------------------------
                                                       JULY 31,          AUGUST 1,         JULY 31,           AUGUST 1,
                                                           1999               1998             1999                1998
                                                  --------------      -------------  --------------      -------------------
SALES                                              $126,904,000       $113,036,000     $249,739,000       $217,881,000

COST OF SALES (including buying, distribution
    and occupancy costs)                             90,939,000         80,148,000      177,931,000        155,020,000
                                                  -------------      -------------   --------------      -------------------

GROSS MARGIN                                         35,965,000         32,888,000       71,808,000         62,861,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         30,497,000         25,856,000       59,862,000         51,276,000
                                                  --------------      -------------  ---------------     -------------------

OPERATING INCOME                                      5,468,000          7,032,000       11,946,000         11,585,000

INTEREST INCOME, NET                                    675,000            901,000        1,529,000          2,020,000
                                                  --------------      -------------  ---------------     -------------------

INCOME BEFORE PROVISION FOR INCOME TAXES              6,143,000          7,933,000       13,475,000         13,605,000

PROVISION FOR INCOME TAXES                            2,457,000          3,054,000        5,390,000          5,238,000
                                                  --------------      -------------  ---------------     -------------------

NET INCOME                                           $3,686,000         $4,879,000       $8,085,000         $8,367,000
                                                  --------------      -------------  ---------------     -------------------
                                                  --------------      -------------  ---------------     -------------------

COMPREHENSIVE INCOME                                 $3,686,000         $4,879,000       $8,085,000         $8,367,000
                                                  --------------      -------------  ---------------     -------------------
                                                  --------------      -------------  ---------------     -------------------

NET INCOME PER SHARE, BASIC                               $0.30              $0.36            $0.65              $0.62
                                                  --------------      -------------  ---------------     -------------------
                                                  --------------      -------------  ---------------     -------------------

NET INCOME PER SHARE, DILUTED                             $0.29              $0.35            $0.63              $0.59
                                                  --------------      -------------  ---------------     -------------------
                                                  --------------      -------------  ---------------     -------------------

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC           12,474,760         13,584,408       12,395,834         13,579,963
                                                  --------------      -------------  ---------------     -------------------
                                                  --------------      -------------  ---------------     -------------------

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED         12,886,556         14,091,995       12,849,452         14,098,178
                                                  --------------      -------------  ---------------     -------------------
                                                  --------------      -------------  ---------------     -------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               THE WET SEAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         26 WEEKS ENDED
                                                                          ---------------------------------------------
                                                                                     JULY 31,                AUGUST 1,
                                                                                         1999                     1998
                                                                          --------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $8,085,000               $8,367,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                               8,552,000                5,915,000
        Changes in operating assets and liabilities:
          Other receivables                                                         2,295,000                  576,000
          Merchandise inventories                                                 (15,373,000)             (11,894,000)
          Prepaid expenses                                                         (7,814,000)              (5,106,000)
          Other assets                                                                (28,000)                (154,000)
          Accounts payable and accrued liabilities                                 12,688,000                8,019,000
          Income taxes payable                                                     (5,445,000)              (1,569,000)
          Deferred rent                                                               613,000                  447,000
          Other long-term liabilities                                                 345,000                  345,000
                                                                          --------------------      -------------------
   Net cash provided by operating activities                                        3,918,000                4,946,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in equipment and leasehold improvements                             (22,261,000)             (13,120,000)
   Acquisition of store leases and related store assets                           (15,704,000)                  -
   Investment in marketable securities                                             (8,612,000)             (23,081,000)
   Proceeds from sale of marketable securities                                     29,704,000               17,170,000
                                                                          --------------------      -------------------
   Net cash used in investing activities                                          (16,873,000)             (19,031,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                -                    (1,000,000)

   Proceeds from issuance of stock associated with stock options                    1,709,000                  148,000
                                                                          --------------------      -------------------
   Net cash provided by (used in) financing activities                              1,709,000                 (852,000)
                                                                          --------------------      -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (11,246,000)             (14,937,000)

CASH AND CASH EQUIVALENTS, beginning of period                                     31,590,000               76,056,000
                                                                          --------------------      -------------------

CASH AND CASH EQUIVALENTS, end of period                                          $20,344,000              $61,119,000
                                                                          --------------------      -------------------
                                                                          --------------------      -------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                                      $74,000                 $114,000
        Income taxes, net                                                          10,834,000                3,973,000


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

         In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 26 weeks ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report for the year ended January 30, 1999.

NOTE 2 - LINE OF CREDIT AND LOAN PAYABLE TO BANK:

         Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $30 million on a revolving basis through July 1, 2000. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.75%. As of July 31, 1999, the Company had no borrowings outstanding under the credit arrangement.

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

         The credit arrangement and the term loan impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement and the term loan require that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At July 31, 1999, the Company was in compliance with these covenants.

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

                                               13 WEEKS ENDED      13 WEEKS ENDED      26 WEEKS ENDED      26 WEEKS ENDED
                                                JULY 31, 1999      AUGUST 1, 1998       JULY 31, 1999      AUGUST 1, 1998
Net income:
Basic and diluted.......                          $3,686,000          $4,879,000           $8,085,000         $8,367,000
                                               -------------       -------------       --------------      -------------
                                               -------------       -------------       --------------      -------------

Weighted average Number of common shares:
Basic...................                          12,474,760          13,584,408          12,395,834         13,579,963

Effect of dilutive
Securities-stock options                             411,796             507,587             453,618            518,215
                                               -------------       -------------       --------------      -------------

Diluted.................                          12,886,556          14,091,995          12,849,452         14,098,178

Net income per share:
Basic...................                               $0.30               $0.36               $0.65              $0.62
Effect of dilutive
Securities-stock options                                0.01                0.01                0.02               0.03
                                               -------------       -------------       --------------      -------------
Diluted.................                               $0.29               $0.35               $0.63              $0.59


NOTE 4 - TREASURY STOCK:

         In fiscal 1998, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of July 31, 1999, 1,327,000 shares have been repurchased at a cost of $19,675,000. Such repurchased shares are reflected as Treasury Stock in the Company's Balance Sheet.

NOTE 5 - ACQUISITION:

         On February 1, 1999, the Company acquired the leases and furniture and fixtures for 80 store locations from Britches of Georgetowne, Inc. The purchase price, which aggregated $15,704,000, was allocated to equipment and leasehold improvements ($8,732,000) and goodwill ($6,972,000). Goodwill associated with this transaction will be amortized over 20 years. The Company converted the store locations to Arden B., Wet Seal, Contempo Casuals and Limbo Lounge stores during the first quarter of fiscal 1999, with the majority of the locations converted to Arden B. stores.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 540 retail stores in 42 states, Washington D.C. and Puerto Rico. Of the 540 stores, 245 operate under the name "Contempo Casuals," 198 operate under the name "Wet Seal," 78 operate under the name "Arden B.," 18 operate under the name "Limbo Lounge" and one store operates under the name "Next."

        On July 1, 1995, the Company acquired Contempo Casuals, a 237-store junior women's retail chain. This acquisition substantially increased the size of the Company. Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc.

        In January 1998, the Company introduced the "Wet Seal Catalog." In the first and second quarters of fiscal 1998 there were approximately 6.5 million catalogs mailed, whereas there were no catalogs mailed during the first and second quarters of fiscal 1999. For the second half of fiscal 1999, the Company has repositioned the catalog under the "Blue Asphalt" brand name. Blue Asphalt is the number one denim brand in both Wet Seal and Contempo Casuals stores, and has been expanded to a full assortment of fashion apparel and accessories. The first Blue Asphalt magalog was mailed at the beginning of August 1999 to approximately 2.0 million customers. The Company has also introduced a related web-site under the Blue Asphalt name as of the beginning of the third quarter of fiscal 1999. The new site includes an on-line shopping "magalog." The Blue Asphalt magalog and web-site both offer Blue Asphalt merchandise and youth-targeted editorial content intended to build brand awareness and increase customer base and sales.

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

        As of July 31, 1999, the end of the second quarter of fiscal 1999, the Company operated 539 stores compared to 413 stores as of August 1, 1998, the end of the second quarter of fiscal 1998. The Company opened 146 stores during the period from August 1, 1998 to July 31, 1999 and closed 20 stores.

        Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

THE 13 WEEKS ENDED JULY 31, 1999 (SECOND QUARTER OF FISCAL 1999) AS COMPARED TO THE 13 WEEKS ENDED AUGUST 1, 1998 (SECOND QUARTER OF FISCAL 1998)

        Sales in the second quarter of fiscal 1999 were $126,904,000 compared to sales in the second quarter of fiscal 1998 of $113,036,000, an increase of $13,868,000 or 12.3%. The dollar increase in sales was primarily due to the net increase of 126 stores; 539 stores at the end of the second quarter of fiscal 1999 compared to 413 stores at the end of the second quarter of fiscal 1998. The increase in sales was offset somewhat by the 8.5% decrease in comparable store sales. Comparable store sales are defined as sales in stores that were open throughout the full prior 14 months. The increase in sales was also offset somewhat by the fact that the prior year included catalog sales from the 4.0 million catalogs mailed in the second quarter, whereas there were no catalogs mailed in the current year second quarter.

        Cost of sales, including buying, distribution and occupancy costs, was $90,939,000 in the second quarter of fiscal 1999 compared to $80,148,00 in the second quarter of fiscal 1998, an increase of $10,791,000. The dollar increase in cost of sales was due to the increase in sales. As a percentage of sales, cost of sales was 71.7% in the second quarter of fiscal 1999 compared to 70.9% in the second quarter of fiscal 1998, an increase of 0.8%. This increase as a percentage of sales was due primarily to a 3.2% increase in occupancy costs as a percentage of sales along with a 0.1% increase in buying wages and a 0.1% increase in regional and district wages as a percentage of sales. The increase in occupancy costs as a percentage of sales was due primarily to the lack of leverage on store occupancy costs

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

resulting from the decrease in comparable store sales and to a lesser extent due to the decrease in catalog sales. The increases in buying wages and in regional and district wages as a percentage of sales were due to additional headcounts added in the current year to support expansion and growth. These increases were offset to some extent by a 2.3% decrease in the cost of merchandise and a 0.3% decrease in distribution costs as a percentage of sales. The decrease in the cost of merchandise as a percentage of sales was due to improvement in the initial margins in the second quarter of fiscal 1999 along with a decrease in the shrink reserve, offset somewhat by higher markdowns. The 0.3% decrease in the distribution costs as a percentage of sales was due primarily to a decrease in the unit cost of processing in the current quarter and due to the lack of catalog-related expenses this year compared to the prior year.

        Selling, general and administrative expenses were $30,497,000 in the second quarter of fiscal 1999 compared to $25,856,000 in the second quarter of fiscal 1998, an increase of $4,641,000. The dollar increase in selling, general and administrative expenses was related to the increase in total sales. As a percentage of sales, selling, general and administrative expenses were 24.0% in the second quarter of fiscal 1999 compared to 22.9% in the second quarter of fiscal 1998, an increase of 1.1%. The increase as a percentage of sales was primarily related to increases in selling wages and advertising expenses as a percentage of sales offset somewhat by the impact of the fixed costs associated with catalog production on the prior year. Without the impact of the catalog operation on the prior year, selling, general and administrative expenses increased 1.9% as a percentage of sales. This increase was primarily due to an increase in selling wages as a percentage of sales due to the impact of the decrease in comparable store sales on the fixed portion of store wages. Additionally, the increase was due to the fact that the Company has implemented national advertising campaigns in the current year promoting the Arden B. store concept and the Blue Asphalt Collection. The Company expects to spend approximately $3 million in fiscal 1999 related to this advertising versus no expense in prior year.

        Interest income, net, was $675,000 in the second quarter of fiscal 1999 compared to $901,000 in the second quarter of fiscal 1998, a decrease of $226,000. The decrease was due to a decrease in the average cash balance invested compared to the prior year.

        Income tax provision was $2,457,000 in the second quarter of

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

fiscal 1999 compared to $3,054,000 in the second quarter of fiscal 1998. The effective tax rate was 40.0% compared to 38.5% in the prior year. The increase in the effective tax rate was due to the decrease in tax exempt interest in the current year.

        Due to the factors noted above, net income was $3,686,000 in the second quarter of fiscal 1999 compared to $4,879,000 in the second quarter of fiscal 1998. As a percentage of sales, net income was 2.9% in the second quarter of fiscal 1999 compared to 4.3% in the second quarter of fiscal 1998.

THE 26 WEEKS ENDED JULY 31, 1999 (SECOND QUARTER OF FISCAL 1999) AS COMPARED TO THE 26 WEEKS ENDED AUGUST 1, 1998 (SECOND QUARTER OF FISCAL 1998)

        Sales in the 26 weeks ended July 31, 1999 were $249,739,000 compared to sales in the 26 weeks ended August 1, 1998 of $217,881,000, an increase of $31,858,000 or 14.6%. The dollar increase in sales was primarily due to the net increase of 126 stores during the period from August 2, 1998 to July 31, 1999. The increase in sales was offset somewhat by the 3.0% decrease in comparable store sales for the year to date. The increase in sales was also offset somewhat by the fact that the prior year included catalog sales from the 6.5 million catalogs mailed in the first and second quarters, whereas there were no catalogs mailed in the current year first and second quarters.

        Cost of sales, including buying, distribution and occupancy costs, was $177,931,000 in the second quarter year to date of fiscal 1999 compared to $155,020,00 in the second quarter year to date of fiscal 1998, an increase of $22,911,000. The dollar increase in cost of sales was due to the increase in sales. As a percentage of sales, cost of sales was 71.2% in the second quarter year to date of fiscal 1999 compared to 71.1% in the second quarter year to date of fiscal 1998, an increase of 0.1%. This increase as a percentage of sales was due primarily to a 2.2% increase in occupancy costs as a percentage of sales along with a 0.1% increase in regional and district wages as a percentage of sales. The increase in occupancy costs as a percentage of sales was due primarily to the lack of leverage on store occupancy costs resulting from the decrease in comparable store sales and to a lesser extent due to the decrease in catalog sales. The increase in regional and district wages as a percentage of sales was due to additional headcounts added in the current year to support expansion and growth. These increases were offset by a 1.6% decrease in the cost of

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

merchandise and a 0.6% decrease in distribution costs as a percentage of sales. The decrease in the cost of merchandise as a percentage of sales was due to improvement in the initial margins in the year to date second quarter of fiscal 1999 along with a decrease in the shrink reserve, offset somewhat by higher markdowns. The 0.6% decrease in the distribution costs as a percentage of sales was due primarily to a decrease in the unit cost of processing in the current year to date and due to the lack of catalog-related expenses this year compared to the prior year.

        Selling, general and administrative expenses were $59,862,000 in the second quarter year to date of fiscal 1999 compared to $51,276,000 in the second quarter year to date of fiscal 1998, an increase of $8,586,000. The dollar increase in selling, general and administrative expenses was related to the increase in total sales. As a percentage of sales, selling, general and administrative expenses were 24.0% in the second quarter year to date of fiscal 1999 compared to 23.5% in the second quarter year to date of fiscal 1998, an increase of 0.5%. The increase as a percentage of sales was primarily related to increases in selling wages and advertising expenses as a percentage of sales offset somewhat by the impact of the fixed costs associated with catalog production on the prior year. Without the impact of the catalog operation on the prior year, selling, general and administrative expenses increased 1.4% as a percentage of sales. This increase was primarily due to an increase in selling wages as a percentage of sales due to the impact of the decrease in comparable store sales on the fixed portion of store wages. Additionally, the increase was due to the fact that the Company has implemented national advertising campaigns in the current year promoting the Arden B. store concept and the Blue Asphalt Collection. The Company expects to spend approximately $3 million in fiscal 1999 related to this advertising versus no expense in prior year.

        Interest income, net, was $1,529,000 in the second quarter year to date of fiscal 1999 compared to $2,020,000 in the second quarter year to date of fiscal 1998, a decrease of $491,000. The decrease was due to a decrease in the average cash balance invested compared to the prior year.

        Income tax provision was $5,390,000 in the second quarter year to date of fiscal 1999 compared to $5,238,000 in the second quarter of fiscal 1998. The effective tax rate was 40.0% compared to 38.5% in the prior year. The increase in the effective tax rate was due to the decrease in tax exempt interest in the current year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

        Due to the factors noted above, net income was $8,085,000 in the second quarter year to date of fiscal 1999 compared to $8,367,000 in the second quarter year to date of fiscal 1998. As a percentage of sales, net income was 3.2% in the second quarter year to date of fiscal 1999 compared to 3.8% in the second quarter year to date of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the first half of fiscal 1999 was $3,918,000. Working capital at July 31, 1999 was $26,629,000 compared to $21,856,000 at January 30, 1999, an increase of $4,773,000. This increase in working capital was primarily due to an increase in inventory, an increase in prepaid expenses due to the timing of rent payments, a decrease in income taxes payable due to the timing of tax payments, offset somewhat by an increase in accounts payable and accrued liabilities. Inventory was $43,375,000 at July 31, 1999 compared to $28,002,000 at January 30, 1999, an increase of $15,373,000, due to the 91 new stores opened during this period and the seasonal nature of the business; inventory levels are typically at a low point at year end. The increase in accounts payable and accrued liabilities of $12,688,000 at July 31, 1999 compared to January 30, 1999 was primarily attributable to the increase in inventory.

        In the first half of fiscal 1999, the Company invested $22,261,000 in equipment and leasehold improvements, compared to $13,120,000 in the same period of the prior year. These expenditures related primarily to the 91 new stores opened and six stores remodeled in the first half of fiscal 1999 along with construction in progress for additional new and remodeled stores in the third quarter. On February 1, 1999, the Company acquired the leases and furniture and fixtures for 80 store locations from Britches of Georgetowne, Inc. for $15,704,000, of which $6,972,000 is classified as goodwill. The Company converted the locations to Arden B., Wet Seal, Contempo Casuals and Limbo Lounge stores during the first quarter of fiscal 1999, with the majority of the locations converted to Arden B. The Company currently estimates that the capital expenditures for the remainder of fiscal 1999 will be approximately $12,000,000. These planned expenditures relate primarily to new store openings and remodel construction.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

        The Company has an unsecured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $30,000,000 and a five year amortizing term loan with Bank of America in the amount of $10,000,000, maturing on July 1, 2000. At July 31, 1999, there were no outstanding borrowings under the credit arrangement, there was $2,264,000 outstanding under the term loan, and the Company was in compliance with all terms and covenants of the credit arrangement and the term loan.

     The Company invests its excess funds primarily in an investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes the Company's working capital and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements for the foreseeable future.

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

        Due to the fact that the majority of the Company's computer software systems and hardware have been purchased or developed recently and were designed to be Year 2000 compliant, the Company does not expect to incur significant additional costs in addressing the Year 2000 issue. The total cost of the Year 2000 project is estimated at $300,000, and will be funded through operating cash flows. Year 2000 costs as of July 31, 1999 totaled $148,000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to a variety of risks, including changes in interest rates affecting the cost of its bank debt. The Company's outstanding term loan balance of $2.264 million at July 31, 1999 bears interest at the lending bank's prime rate plus 0.25% or, at the Company's option, LIBOR plus 1.75%. The Company believes that if interest rates were to increase by as much as 10%, the impact on the Company's financial statements would not be material.

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

ITEM 2  - CHANGES IN SECURITIES.  Not Applicable

ITEM 3  - DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its most recent annual meeting on June 8, 1999. At the meeting, the Company's shareholders elected George H. Benter, Jr., Kathy Bronstein, Stephen Gross, Walter F. Loeb, Wilfred Posluns, Gerald Randolph, Alan Siegel, Irving Teitelbaum and Edmond Thomas to the Board of Directors with an affirmative vote of at least 8,528,234 Class A shares and 2,912,665 Class B shares for each director, with no more than 104,068 Class A shares voting against any director. The shareholders ratified and approved the performance bonus award and incentive bonus award to the Vice Chairman and Chief Executive Officer with an affirmative vote of 8,075,090 Class A shares and 2,912,665 Class B shares, with 403,954 Class A shares voting against. The shareholders ratified and approved the performance bonus award and incentive bonus award to the President and Chief Operating Officer with an affirmative vote of 8,110,110 Class A shares and 2,912,665 Class B shares, with 395,419 Class A shares voting against. The shareholders also ratified the Company's selection of Deloitte & Touche LLP as the independent certified public accountants for the fiscal year ending January 29, 2000 with an affirmative vote of 8,625,969 Class A shares and 2,912,665 Class B shares, with 1,608 Class A shares voting against. The proposal to increase the number of authorized shares did not pass, as it received an affirmative vote of 4,074,622 Class A shares and 2,912,665 Class B shares, while 3,546,036 Class A shares voted against the proposal. This proposal required an affirmative vote from the majority of Class A shares in order to pass. Class A shares are entitled to one vote per share. Class B shares are entitled to two votes per share.

ITEM5     - OTHER INFORMATION.  Not Applicable

ITEM 6(a) - EXHIBITS.
            (27) Financial Data Schedule

ITEM 6(b) - REPORTS ON FORM 8-K.  Not Applicable

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Wet Seal, Inc.
                                        (Registrant)




  Date: September 10, 1999           /S/KATHY BRONSTEIN
        ------------------           ---------------------------
                                     Kathy Bronstein
                                     Vice Chairman and Chief
                                     Executive Officer
                                     (Principal Executive
                                     Officer)

  Date: September 10, 1999            /S/EDMOND THOMAS
        ------------------           ---------------------------
                                      Edmond Thomas
                                      President and
                                      Chief Operating Officer


  Date: September 10, 1999            /S/ANN CADIER KIM
        ------------------           ---------------------------
                                      Ann Cadier Kim
                                      Senior Vice President of
                                      Finance and Chief
                                      Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)