Form 10-Q
period 1999-10-30
WET SEAL INC
filed 1999-12-15
CIK 863456

                                THE UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ---                         EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999

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

     The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock, par value $.10 per share, at December 10, 1999 were 10,889,886 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at December 10, 1999.

                               THE WET SEAL, INC.
                                    FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of October 30, 1999 (unaudited) and January 30,
          1999...........................................................3-4

          Statements of Income and Comprehensive Income (unaudited) for the 13 and 39 weeks ended October 30, 1999 and
          October 1, 1998..................................................5

          Statements of Cash Flows (unaudited) for the 39 weeks ended
          October 30, 1999 and October 31, 1998............................6

          Notes to Financial Statements..................................7-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................10-18

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk............................................................19

PART II.  OTHER INFORMATION...............................................20

          SIGNATURE PAGE..................................................21

                               THE WET SEAL, INC.
                                 BALANCE SHEETS

                                                                          OCTOBER 30          JANUARY 30,
                                                                                1999                 1999
                                                                  -------------------   ------------------
                                                                          (UNAUDITED)
     ASSETS

     CURRENT ASSETS:
       Cash and cash equivalents                                          $7,727,000          $31,590,000
       Short-term investments                                             25,823,000           21,943,000
       Other receivables                                                   2,293,000            3,665,000
       Merchandise inventories                                            42,081,000           28,002,000
       Prepaid expenses                                                    7,689,000                -
       Deferred taxes                                                      1,791,000            1,791,000
                                                                  -------------------   ------------------
         Total current assets                                             87,404,000           86,991,000
                                                                  -------------------   ------------------

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
       Leasehold improvements                                            101,687,000           75,659,000
       Furniture, fixtures and equipment                                  47,829,000           37,758,000
       Leasehold rights                                                    4,446,000            3,577,000
       Construction in progress                                                2,000              489,000
                                                                  -------------------   ------------------
                                                                         153,964,000          117,483,000
       Less accumulated depreciation                                     (70,344,000)         (57,110,000)
                                                                  -------------------   ------------------
         Net equipment and leasehold improvements                         83,620,000           60,373,000
                                                                  -------------------   ------------------

     LONG-TERM INVESTMENTS                                                19,224,000           37,973,000

     OTHER ASSETS:
       Deferred taxes and other assets                                    12,142,000           11,677,000
       Goodwill, net of accumulated amortization of
         $894,000 and $656,000 as of October 30, 1999
         and January 30, 1999, respectively                                7,210,000              476,000
                                                                  -------------------   ------------------
          Total other assets                                              19,352,000           12,153,000
                                                                  -------------------   ------------------
                                                                        $209,600,000         $197,490,000
                                                                  -------------------   ------------------
                                                                  -------------------   ------------------

               See accompanying notes to financial statements

                               THE WET SEAL, INC.
                                 BALANCE SHEETS

                                                                                 OCTOBER 30          JANUARY 30,
                                                                                       1999                 1999
                                                                         -------------------   ------------------
                                                                                 (UNAUDITED)
     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable                                                         $43,648,000          $37,515,000
       Accrued liabilities                                                       17,190,000           20,430,000
       Income taxes payable                                                       1,795,000            6,190,000
       Current portion of long-term debt                                          2,000,000            1,000,000
                                                                         -------------------   ------------------
         Total current liabilities                                               64,633,000           65,135,000
                                                                         -------------------   ------------------

     LONG-TERM LIABILITIES:
       Long-term debt                                                               264,000            1,264,000
       Deferred rent                                                              8,396,000            7,458,000
       Other long-term liabilities                                                3,872,000            3,355,000
                                                                         -------------------   ------------------
         Total long-term liabilities                                             12,532,000           12,077,000
                                                                         -------------------   ------------------
         Total liabilities                                                       77,165,000           77,212,000
                                                                         -------------------   ------------------

     STOCKHOLDERS' EQUITY:
       Preferred Stock, $.01 par value, authorized
         2,000,000 shares; none issued and outstanding                                -                     -
       Common Stock, Class A, $.10 par value,
         authorized 20,000,000 shares;
         10,889,886 and 10,704,886 shares issued and outstanding
         at October 30, 1999 and January 30, 1999, respectively                   1,122,000            1,071,000
       Common Stock, Class B Convertible, $.10 par value,
         authorized 10,000,000 shares;
         2,912,665 shares issued and outstanding
         at October 30, 1999 and January 30, 1999                                   291,000              291,000
       Paid-in capital                                                           60,014,000           58,356,000
       Retained earnings                                                         91,206,000           80,374,000
       Other comprehensive income                                                  (139,000)            (139,000)
       Treasury stock, 1,347,600 shares at cost                                 (20,059,000)         (19,675,000)
                                                                         -------------------   ------------------
         Total stockholders' equity                                             132,435,000          120,278,000
                                                                         -------------------   ------------------
                                                                               $209,600,000         $197,490,000
                                                                         -------------------   ------------------
                                                                         -------------------   ------------------

                    See accompanying notes to financial statements

                               THE WET SEAL, INC.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                              13 WEEKS ENDED                           39 WEEKS ENDED
                                                     --------------------------------        --------------------------------
                                                       OCTOBER 30         OCTOBER 31,          OCTOBER 30         OCTOBER 31,
                                                             1999                1998                1999                1998
                                                     ------------        ------------        ------------        ------------

SALES                                                $131,465,000        $121,622,000        $381,204,000        $339,503,000

COST OF SALES (INCLUDING BUYING, DISTRIBUTION
    AND OCCUPANCY COSTS)                               94,622,000          85,121,000         272,553,000         240,141,000
                                                     ------------        ------------        ------------        ------------

GROSS MARGIN                                           36,843,000          36,501,000         108,651,000          99,362,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           32,940,000          28,648,000          92,802,000          79,924,000
                                                     ------------        ------------        ------------        ------------

OPERATING INCOME                                        3,903,000           7,853,000          15,849,000          19,438,000

INTEREST INCOME, NET                                      701,000             957,000           2,230,000           2,977,000
                                                     ------------        ------------        ------------        ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                4,604,000           8,810,000          18,079,000          22,415,000

PROVISION FOR INCOME TAXES                              1,857,000           3,392,000           7,247,000           8,630,000
                                                     ------------        ------------        ------------        ------------

NET INCOME                                           $  2,747,000        $  5,418,000        $ 10,832,000        $ 13,785,000
                                                     ------------        ------------        ------------        ------------
                                                     ------------        ------------        ------------        ------------

COMPREHENSIVE INCOME                                 $  2,747,000        $  5,418,000        $ 10,832,000        $ 13,785,000
                                                     ------------        ------------        ------------        ------------
                                                     ------------        ------------        ------------        ------------

NET INCOME PER SHARE, BASIC                          $       0.22        $       0.42        $       0.87        $       1.03
                                                     ------------        ------------        ------------        ------------
                                                     ------------        ------------        ------------        ------------

NET INCOME PER SHARE, DILUTED                        $       0.22        $       0.41        $       0.84        $       1.00
                                                     ------------        ------------        ------------        ------------
                                                     ------------        ------------        ------------        ------------

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC             12,455,973          12,915,100          12,415,880          13,358,342
                                                     ------------        ------------        ------------        ------------
                                                     ------------        ------------        ------------        ------------

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED           12,574,681          13,249,208          12,833,058          13,849,798
                                                     ------------        ------------        ------------        ------------
                                                     ------------        ------------        ------------        ------------

                   See accompanying notes to financial statements

                               THE WET SEAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              39 WEEKS ENDED
                                                                                   -------------------------------------
                                                                                         OCTOBER 30         OCTOBER 31,
                                                                                               1999                1998
                                                                                   -----------------   -----------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                      $10,832,000         $13,785,000
        Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation and amortization                                               13,471,000           9,186,000
             Changes in operating assets and liabilities:                                                         -
               (Increase) decrease in:
               Other receivables                                                          1,371,000             214,000
               Merchandise inventories                                                  (10,079,000)         (9,371,000)
               Prepaid expenses                                                          (7,689,000)         (5,496,000)
               Other assets                                                                (464,000)           (585,000)
               (Decrease) increase in:
               Accounts payable and accrued liabilities                                  (1,107,000)         10,581,000
               Income taxes payable                                                      (4,394,000)           (498,000)
               Deferred rent                                                                937,000             740,000
               Other long-term liabilities                                                  517,000             518,000
                                                                                   -----------------   -----------------
        Net cash provided by operating activities                                         3,395,000          19,074,000

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in equipment and leasehold improvements                              (27,749,000)        (19,586,000)
        Acquisition of store leases and related store assets                            (15,704,000)
        Investment in marketable securities                                              (3,879,000)        (32,785,000)
        Proceeds from sale of marketable securities                                      18,749,000          31,285,000
                                                                                   -----------------   -----------------
        Net cash used in investing activities                                           (28,583,000)        (21,086,000)

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments on long-term debt                                                           -     (1,000,000)
        Purchase of treasury stock                                                         (384,000)        (19,675,000)
        Proceeds from issuance of stock associated with stock options                     1,709,000             148,000
                                                                                   -----------------   -----------------
        Net cash provided by (used in) financing activities                               1,325,000         (20,527,000)
                                                                                   -----------------   -----------------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (23,863,000)        (22,539,000)

     CASH AND CASH EQUIVALENTS, beginning of period                                      31,590,000          76,056,000
                                                                                   -----------------   -----------------

     CASH AND CASH EQUIVALENTS, end of period                                            $7,727,000         $53,517,000
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------


     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
             Interest                                                                      $100,000            $154,000
             Income taxes, net                                                           11,386,000           6,290,000

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

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 39 weeks ended October 30, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report for the year ended January 30, 1999.

NOTE 2 - LINE OF CREDIT AND LOAN PAYABLE TO BANK:

     Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $50 million on a revolving basis through July 1, 2002. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.75%. As of October 30, 1999, the Company had no borrowings outstanding under the credit arrangement.

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

     The credit arrangement and the term loan impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of quarterly income. In addition, the credit arrangement and the term loan require that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At October 30, 1999, the Company was in compliance with these covenants.

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

                                                  13 WEEKS ENDED      13 WEEKS ENDED      39 WEEKS ENDED      39 WEEKS ENDED
                                                 OCTOBER 30, 1999    OCTOBER 31, 1998    OCTOBER 30, 1999    OCTOBER 31, 1998.
                                                 ----------------    ----------------    ----------------    -----------------

Net income:
Basic and diluted............................         $2,747,000          $5,418,000         $10,832,000        $13,785,000
                                                      ----------          ----------          ----------         ----------
                                                      ----------          ----------          ----------         ----------

Weighted average Number of common shares:
Basic........................................         12,455,973          12,915,100          12,415,880         13,358,342

Effect of dilutive
Securities-stock options.....................            118,708             334,108             417,178            491,456
                                                      ----------          ----------          ----------         ----------

Diluted......................................         12,574,681          13,249,208          12,833,058         13,849,798


Net income per share:
Basic........................................              $0.22               $0.42               $0.87              $1.03

Effect of dilutive
Securities-stock options.....................               0.00                0.01                0.03               0.03
                                                      ----------          ----------          ----------         ----------

Diluted......................................              $0.22               $0.41               $0.84              $1.00


NOTE 4 - TREASURY STOCK:

         In fiscal 1998, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of October 30, 1999, 1,347,600 shares have been repurchased by the Company at a cost of $20,059,000. Such repurchased shares are reflected as Treasury Stock in the Company's Balance Sheet.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 545 retail stores in 42 states, Washington D.C. and Puerto Rico. Of the 545 stores, 244 operate under the name "Contempo Casuals," 200 operate under the name "Wet Seal," 79 operate under the name "Arden B.," 21 operate under the name "Limbo Lounge" and one store operates under the name "Next."

        On July 1, 1995, the Company acquired Contempo Casuals, a 237-store junior women's retail chain. This acquisition substantially increased the size of the Company. Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc.

        In January 1998, the Company introduced the "Wet Seal Catalog." In the first three quarters of fiscal 1998 there were approximately 11.0 million catalogs mailed, whereas there were no catalogs mailed during the first and second quarters and only 2 million catalogs mailed in the third quarter of fiscal 1999. For the second half of fiscal 1999, the Company has repositioned the catalog under the "Blue Asphalt" brand name. Blue Asphalt is the number one denim brand in both Wet Seal and Contempo Casuals stores, and has been expanded to a full assortment of fashion apparel and accessories. The first Blue Asphalt magalog was mailed at the beginning of August 1999 to approximately 2.0 million customers. The Company has also introduced a related web-site under the Blue Asphalt name as of the beginning of the third quarter of fiscal 1999. The new site includes an on-line shopping "magalog." The Blue Asphalt magalog and web-site both offer Blue Asphalt merchandise and youth-targeted editorial content intended to build brand awareness and increase customer base and sales.

        In November 1998, the Company introduced a new retail concept, Arden B., which offers a collection of dressy and casual apparel, accessories and footwear for the young contemporary customer. Arden B. serves to fill the void between a "junior" and a "missy" customer, aged 20 to 40. The Company currently operates 79 Arden B. stores, 67 of which were acquired through two acquisitions. On December 1, 1998, the Company acquired the leases and furniture and fixtures for 19 store locations from Mothers Work, Inc. The majority of the locations acquired were converted to Arden B. stores. On February 1, 1999, the Company acquired the leases and furniture and fixtures for 80 store locations from Britches of Georgetowne, Inc. The Company

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

converted the locations to Arden B., Wet Seal, Contempo Casuals and Limbo Lounge stores during the first quarter of fiscal 1999, with the majority of the locations converted to Arden B.

        As of October 30, 1999, the end of the third quarter of fiscal 1999, the Company operated 545 stores compared to 424 stores as of October 31, 1998, the end of the third quarter of fiscal 1998. The Company opened 140 stores during the period from October 31, 1998 to October 30, 1999 and closed 19 stores.

        Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the Notes related thereto.

RESULTS OF OPERATIONS

THE 13 WEEKS ENDED OCTOBER 30, 1999 (THIRD QUARTER OF FISCAL 1999) AS
COMPARED TO THE 13 WEEKS ENDED OCTOBER 31, 1998 (THIRD QUARTER OF FISCAL 1998)

        Sales in the third quarter of fiscal 1999 were $131,465,000 compared to sales in the third quarter of fiscal 1998 of $121,622,000, an increase of $9,843,000 or 8.1%. The dollar increase in sales was primarily due to the net increase of 121 stores; 545 stores at the end of the third quarter of fiscal 1999 compared to 424 stores at the end of the third quarter of fiscal 1998. The increase in sales was offset somewhat by the 11.6% decrease in comparable store sales. Comparable store sales are defined as sales in stores that were open throughout the full prior 14 months. The increase in sales was also offset somewhat by the fact that the prior year included catalog sales from two catalog mailings with a total of 4.5 million circulation in the third quarter, whereas there was only one catalog mailing with a 2 million circulation in the current year third quarter.

        Cost of sales, including buying, distribution and occupancy costs, was $94,622,000 in the third quarter of fiscal 1999 compared to $85,121,000 in the third quarter of fiscal 1998, an increase of $9,501,000. The dollar increase in cost of sales was due to the increase in sales. As a percentage of sales, cost of sales was 72.0% in the third quarter of fiscal 1999 compared to 70.0% in the third quarter of fiscal 1998, an increase of 2.0%. This increase as a percentage of sales was due primarily to a 4.9% increase in occupancy costs as a percentage of sales along with a 0.2% increase in buying wages and a 0.1% increase in regional and district wages as a percentage of sales. The increase in occupancy costs as a percentage of sales was due

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

primarily to the lack of leverage on store occupancy costs resulting from the decrease in comparable store sales and to a lesser extent due to the decrease in catalog sales. The increases in buying wages and in regional and district wages as a percentage of sales were due to additional headcounts added in the current year to support expansion and growth. These increases were offset to some extent by a 2.6% decrease in the cost of merchandise and a 0.6% decrease in distribution costs as a percentage of sales. The decrease in the cost of merchandise as a percentage of sales was due to improvement in the initial margins in the third quarter of fiscal 1999 along with a decrease in the shrink reserve, offset somewhat by higher markdowns. The 0.6% decrease in the distribution costs as a percentage of sales was due primarily to a decrease in the unit cost of processing in the current quarter.

        Selling, general and administrative expenses were $32,940,000 in the third quarter of fiscal 1999 compared to $28,648,000 in the third quarter of fiscal 1998, an increase of $4,292,000. The dollar increase in selling, general and administrative expenses was related to the increase in total sales. As a percentage of sales, selling, general and administrative expenses were 25.1% in the third quarter of fiscal 1999 compared to 23.6% in the third quarter of fiscal 1998, an increase of 1.5%. The increase as a percentage of sales was primarily related to increases in selling wages and advertising expenses as a percentage of sales offset somewhat by the impact of the fixed costs associated with catalog production on the prior year. Without the impact of the catalog operation on the prior year, selling, general and administrative expenses increased 2.6% as a percentage of sales. This increase was primarily due to an increase in selling wages as a percentage of sales due to the impact of the decrease in comparable store sales on the fixed portion of store wages. Additionally, the increase was due to the fact that the Company has implemented national advertising campaigns in the current year promoting the Arden B. store concept and the Blue Asphalt Collection. The Company expects to spend approximately $3 million in fiscal 1999 related to this advertising versus no expense in prior year.

        Interest income, net, was $701,000 in the third quarter of fiscal 1999 compared to $957,000 in the third quarter of fiscal 1998, a decrease of $256,000. The decrease was due to a decrease in the average cash balance invested compared to the prior year.

        Income tax provision was $1,857,000 in the third quarter of

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

fiscal 1999 compared to $3,392,000 in the third quarter of fiscal 1998. The effective tax rate was 40.3% compared to 38.5% in the prior year. The increase in the effective tax rate was due to the decrease in tax exempt interest in the current year.

        Due to the factors noted above, net income was $2,747,000 in the third quarter of fiscal 1999 compared to $5,418,000 in the third quarter of fiscal 1998. As a percentage of sales, net income was 2.1% in the third quarter of fiscal 1999 compared to 4.5% in the third quarter of fiscal 1998.

THE 39 WEEKS ENDED OCTOBER 30, 1999 (THIRD QUARTER OF FISCAL 1999) AS
COMPARED TO THE 39 WEEKS ENDED OCTOBER 31, 1998 (THIRD QUARTER OF FISCAL 1998)

        Sales in the 39 weeks ended October 30, 1999 were $381,204,000 compared to sales in the 39 weeks ended October 31, 1998 of $339,503,000, an increase of $41,701,000 or 12.3%. The dollar increase in sales was primarily due to the net increase of 121 stores during the period from October 31, 1998 to October 30, 1999. The increase in sales was offset somewhat by the 7.1% decrease in comparable store sales for the year to date. The increase in sales was also offset somewhat by the fact that the prior year included catalog sales from the 5 catalog mailings with 11.0 million in circulation for three quarters, whereas there was only one catalog mailing with a 2 million circulation in the three quarters of the current year.

        Cost of sales, including buying, distribution and occupancy costs, was $272,553,000 in the third quarter year to date of fiscal 1999 compared to $240,141,000 in the third quarter year to date of fiscal 1998, an increase of $32,412,000. The dollar increase in cost of sales was due to the increase in sales. As a percentage of sales, cost of sales was 71.6% in the third quarter year to date of fiscal 1999 compared to 70.7% in the third quarter year to date of fiscal 1998, an increase of 0.9%. This increase as a percentage of sales was due primarily to a 3.1% increase in occupancy costs as a percentage of sales along with a 0.1% increase in both the buying wages and regional and district wages as a percentage of sales. The increase in occupancy costs as a percentage of sales was due primarily to the lack of leverage on store occupancy costs resulting from the 7.1% decrease in comparable store sales and to a lesser extent due to the decrease in catalog sales. The increases in buying wages and in regional and district wages as a percentage of sales were due to additional headcounts added in the current year to support expansion and growth. These increases were offset by a 1.9%

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

decrease in the cost of merchandise and a 0.8% decrease in distribution costs as a percentage of sales. The decrease in the cost of merchandise as a percentage of sales was due to improvement in the initial margins in the year to date third quarter of fiscal 1999 along with a decrease in the shrink reserve, offset somewhat by higher markdowns. The 0.8% decrease in the distribution costs as a percentage of sales was due primarily to a decrease in the unit cost of processing in the current year to date and due to the lack of distribution cost related to catalog this year compared to the prior year.

        Selling, general and administrative expenses were $92,800,000 for the third quarter year to date of fiscal 1999 compared to $79,924,000 for the third quarter year to date of fiscal 1998, an increase of $12,876,000. The dollar increase in selling, general and administrative expenses was related to the increase in total sales. As a percentage of sales, selling, general and administrative expenses were 24.3% in the third quarter year to date of fiscal 1999 compared to 23.5% in the third quarter year to date of fiscal 1998, an increase of 0.8%. The increase as a percentage of sales was primarily related to increases in selling wages and advertising expenses as a percentage of sales offset somewhat by the impact of the fixed costs associated with catalog production on the prior year. Without the impact of the catalog operation on the prior year, selling, general and administrative expenses increased 1.8% as a percentage of sales. This increase was primarily due to an increase in selling wages as a percentage of sales due to the impact of the decrease in comparable store sales on the fixed portion of store wages. Additionally, the increase was due to the fact that the Company has implemented national advertising campaigns in the current year promoting the Arden B. store concept and the Blue Asphalt Collection. The Company expects to spend approximately $3 million in fiscal 1999 related to this advertising versus no expense in prior year.

        Interest income, net, was $2,230,000 in the third quarter year to date of fiscal 1999 compared to $2,977,000 in the third quarter year to date of fiscal 1998, a decrease of $747,000. The decrease was due to a decrease in the average cash balance invested compared to the prior year.

        Income tax provision was $7,247,000 in the third quarter year to date of fiscal 1999 compared to $8,630,000 in the third quarter of fiscal 1998. The effective tax rate was 40.0% compared to 38.5% in the prior year. The increase in the effective tax rate was due to the decrease in tax exempt interest

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

in the current year.

        Due to the factors noted above, net income was $10,832,000 in the third quarter year to date of fiscal 1999 compared to $13,785,000 in the third quarter year to date of fiscal 1998. As a percentage of sales, net income was 2.8% in the third quarter year to date of fiscal 1999 compared to 4.1% in the third quarter year to date of fiscal 1998.

SALES TRENDS

        Negative comparable store sales continue in the fourth quarter. As a result, fourth quarter merchandise margins will be negatively impacted due to the merchandise markdowns which management believes will be required to move current inventory.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the first three quarters of fiscal 1999 was $3,395,000. Working capital at October 30, 1999 was $22,771,000 compared to $21,856,000 at January 30, 1999, an increase of $915,000. This increase in working capital was primarily due to an increase in inventory, an increase in prepaid expenses due to the timing of rent payments, a decrease in income taxes payable due to the timing of tax payments, a decrease in accrued liabilities, offset somewhat by an increase in accounts payable. Inventory was $42,081,000 at October 30, 1999 compared to $28,002,000 at January 30, 1999, an increase of $14,079,000, due to the 100 new stores during this period and the seasonal nature of the business; inventory levels are typically at a low point at year end. The increase in accounts payable of $6,133,000 at October 30, 1999 compared to January 30, 1999 was primarily attributable to the increase in inventory.

        In the first three quarters of fiscal 1999, the Company invested $27,749,000 in equipment and leasehold improvements, compared to $19,586,000 in the same period of the prior year. These expenditures related primarily to the 100 new stores opened and twelve stores remodeled in the first three quarters of fiscal 1999 along with construction in progress for additional new and remodeled stores in the fourth quarter. On February 1, 1999, the Company acquired the leases and furniture and fixtures for 80 store locations from Britches of Georgetowne, Inc. for $15,704,000, of which $6,972,000 is classified as goodwill. The Company converted the locations to Arden B., Wet Seal, Contempo Casuals and Limbo Lounge stores during the first quarter of fiscal 1999, with the majority of the locations converted to Arden B. The Company currently estimates that the capital expenditures for the remainder of fiscal 1999 will be approximately $7,700,000. These planned expenditures relate primarily to new store openings and remodel construction.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

        The Company has an unsecured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $50,000,000 and a five year amortizing term loan with Bank of America in the amount of $10,000,000, maturing on July 1, 2002. At October 30, 1999, there were no outstanding borrowings under the credit arrangement, there was $2,264,000 outstanding under the term loan, and the Company was in compliance with all terms and covenants of the credit arrangement and the term loan.

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

         During fiscal 1999, the Company is in the process of completing the conversion of substantially all of its computer software systems and hardware. Prior to the purchase of the new systems and hardware, the Company obtained assurance from the vendors that the products purchased are in fact Year 2000 compliant. The company has completed an independent review of

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

such systems to further verify Year 2000 compliance. The Company also has performed a thorough review of its existing computer software systems and hardware to identify processes that may be affected by Year 2000 problems. At this time, no significant issues have been identified and the Company has developed an adequate plan for Year 2000 compliance should the conversions fall behind schedule.

        During fiscal 1999, the Company has completed a Year 2000 review of its relationships with suppliers and financial institutions to obtain assurance, where necessary, that these entities are Year 2000 compliant. The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of a third party's Year 2000 issue on the Company, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

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

        Due to the fact that the majority of the Company's computer software systems and hardware have been purchased or developed recently and were designed to be Year 2000 compliant, the Company does not expect to incur significant additional costs in addressing the Year 2000 issue. The total cost of the Year 2000 project is estimated at $300,000, and will be funded through operating cash flows. Year 2000 costs as of October 30, 1999 totaled $152,000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

        The Company is exposed to a variety of risks, including changes in interest rates affecting the cost of its bank debt. The Company's outstanding term loan balance of $2.264 million at October 30, 1999 bears interest at the lending bank's prime rate plus 0.25% or, at the Company's option, LIBOR plus 1.75%. The Company believes that if interest rates were to increase by as much as 10%, the impact on the Company's financial statements would not be material.

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

                                        The Wet Seal, Inc.
                                        (Registrant)

Date: December 14, 1999            /s/ KATHY BRONSTEIN
     ----------------------      ------------------------------
                                    Kathy Bronstein
                                    Vice Chairman and Chief
                                    Executive Officer
                                    (Principal Executive Officer)

Date: December 14, 1999            /s/ EDMOND THOMAS
     ----------------------      -------------------------------
                                    Edmond Thomas
                                    President and
                                    Chief Operating Officer

Date: December 14, 1999           /s/ ANN CADIER KIM
      -----------------------    ---------------------------
                                     Ann Cadier Kim
                                     Senior Vice President of
                                     Finance and Chief
                                     Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)