Form 10-K405
period 2000-01-29
WET SEAL INC
filed 2000-03-29
CIK 863456

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18632

                           --------------------------

                               THE WET SEAL, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     33-0415940
       (State of incorporation)                 (IRS Employer Identification No.)

   26972 BURBANK, FOOTHILL RANCH, CA                          92610
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to the Form 10-K.  /X/

    The aggregate market value of voting stock held by non-affiliates as of March 20, 2000 was $149,940,039.

    The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock, par value $.10 per share, at March 20, 2000 was 10,900,023 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at March 20, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders' to be filed with the Commission within 120 days of January 29, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The Wet Seal, Inc., a Delaware corporation ("Wet Seal" or the "Company"), founded in 1962, is a nationwide specialty retailer of fashionable and contemporary apparel and accessory items designed for consumers with a young, active lifestyle. As of March 20, 2000, the Company operated 542 retail stores in 42 states, Washington D.C. and Puerto Rico, including 111 in California, 55 in Florida, and 40 in Texas. Of the 542 stores, 241 operate under the "CONTEMPO CASUALS" trademark, 198 operate under the "WET SEAL" trademark, 80 operate under the "ARDEN B." trademark and 23 operate under the "LIMBO LOUNGE" trademark. Arden B. is the latest retail concept introduced by the Company in November 1998, and offers a collection of dressy and casual apparel, accessories and footwear for the young contemporary customer. Arden B. serves to fill the void between a "junior" and a "missy" customer. Limbo Lounge was introduced by the Company in fiscal 1996 and offers both young men's and women's apparel and accessories in a unique and entertaining store environment. The Company introduced the "Wet Seal Catalog" in late January 1998. In fiscal 1999, the Company repositioned the catalog under the "Blue Asphalt" brand name. Blue Asphalt is the number one denim brand in both Wet Seal and Contempo Casuals stores, and has been expanded to a full assortment of fashion apparel and accessories. The Company introduced an e-commerce web-site in August 1999 under the Blue Asphalt domain name. The site includes on-line shopping as well as links from the Wet Seal and Contempo Casuals web-sites. In fiscal 2000, the Company does not plan to mail any catalogs but will continue its e-commerce initiatives.

    On July 1, 1995, the Company acquired the business, assets and properties of Contempo Casuals, Inc. ("Contempo Casuals"), a 237-store junior women's retail chain. This acquisition substantially increased the size of the Company. Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet Seal, Inc.

PRODUCTS AND MERCHANDISING

    Both Wet Seal and Contempo Casuals stores target the same fashion-conscious junior customer. The Company merchandises both stores similarly. In duplicate locations (stores located in malls where the Company operates both a Wet Seal and a Contempo Casuals store), the Company differentiates the locations by displaying the merchandise differently in each of the stores, and will occasionally differentiate some of the merchandise mix. The Company provides a balance of moderately priced fashionable brand name and Company-developed apparel and accessories that appeal to consumers with young, active lifestyles. The Company believes that Company-developed apparel differentiates it from its competitors.

    In the fourth quarter of fiscal 1998, the Company opened the first Arden B. store. Arden B. caters to the fashionable young contemporary woman who falls between a "junior" and a "missy" customer. Arden B. stores offer a collection of dressy and casual apparel, accessories and footwear, all under the "Arden B." brand name. The Company currently operates 80 Arden B. stores nationwide and plans to open up to five additional stores in fiscal 2000.

    In the fourth quarter of fiscal 1996, the Company introduced a store concept called Limbo Lounge. The product offerings include both young men's and women's apparel and accessories in a unique and entertaining store environment. The Company currently operates 23 Limbo Lounge stores and plans to open up to three additional stores in fiscal 2000.

    With respect to each of the retail concepts, the Company frequently updates its product offerings to provide a regular flow of fresh, new fashionable merchandise. Management carefully monitors pricing and markdowns to expedite sales of slower-moving inventory, facilitate the introduction of new merchandise and maintain an updated fashion image.

    Generally, the Company's stores display merchandise within a current fashion trend which reflects a color statement and key items related to that trend. Rather than always displaying garments together by type (blouses with blouses, for example), the Company combines items of apparel and accessories, which the customer might buy as an ensemble. Store displays are designed to enable customers to create ensembles within a current fashion statement or trend group. Management believes that the trend grouping concept strengthens the fashion image of the merchandise offered in the stores and enables the customer to locate combinations of blouses, skirts, pants and accessories in a manner which enhances the Company's opportunity to make multiple unit sales. From time to time, certain key items are merchandised together on tables or wall shelf sections in order to emphasize those particular items. The general layout of merchandise in the stores is planned by the Company's management. The Company makes use of in-store image posters and signage to help focus customers on particular fashion themes. The Company frequently changes the visual display of the merchandise in its stores to reflect the changing tastes of the Company's target customer.

DESIGN, BUYING AND PRODUCT DEVELOPMENT

    The Company's experienced design and buying teams are responsible for identifying evolving fashion trends and then developing themes to guide the Company's merchandising strategy. Each concept, Arden B., Limbo Lounge and the combined Wet Seal / Contempo Casuals, has a separate buying team. These teams monitor emerging fashion trends by attending domestic and international fashion shows, engaging the services of international fashion consultants, following industry publications and conducting regular market research, including monitoring cutting-edge, alternative stores, visiting Company stores to interact with customers and employees and visiting competitors' stores. Additionally, the Company holds "open to buy" days at selected times throughout the year to allow vendors to meet with buyers. Management believes that these open sessions provide buyers with the opportunity to purchase fresh and innovative products that help to further differentiate the Company's merchandise mix.

    The Company's commitment to Company-developed apparel is an important element in differentiating its merchandise from that of its competitors. After selecting a fashion theme to promote the design and buying teams work closely with vendors to modify colors, materials and designs and create an image consistent with the theme for the Company's product offerings. Additionally, the Company has increased its focus on developing exclusive designs and brands to reinforce the fashion statements of its merchandise offerings as well as to increase the perception of Wet Seal, Contempo Casuals, Arden B. and Limbo Lounge as destination stores for the customer.

SOURCING AND VENDOR RELATIONSHIPS

    The Company purchases its merchandise from numerous domestic vendors and a number of foreign vendors. Although in fiscal 1999 no single vendor accounted for more than 10% of the Company's merchandise and only two vendors accounted for more than 5%, management believes the Company is the largest customer of many of its smaller vendors. Management believes the Company's importance to these vendors allows it to provide significant input into their design, manufacturing and distribution processes, and has enabled the Company to negotiate favorable terms with such vendors. Quality control is monitored carefully at the distribution points of its largest vendors and manufacturers, and all merchandise is inspected upon arrival at the Company's Foothill Ranch, California distribution center. The Company does not have any long-term or exclusive contracts with any particular manufacturer or supplier for either brand name or Company developed apparel.

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

    All merchandise for retail stores is received from vendors at the Company's Foothill Ranch, California distribution facility, where items are inspected for quality and prepared for shipping to the Company's stores. Merchandise for the e-commerce web-site is distributed through a third party fulfillment house. The Company ships all of its merchandise by common carrier. Consistent with the Company's goal of maintaining the freshness of its product offerings, the Company ships new merchandise to each store daily.

    In keeping with the Company's policy of introducing new merchandise, markdowns are taken regularly to effect a rapid sale of slow-moving inventory. Merchandise, which remains unsold, is periodically shipped to the Company's clearance stores where further markdowns are taken as needed in order to move the merchandise. Sales of merchandise at these stores aggregated $8.0 million for the fiscal year ended January 29, 2000. These stores operate under the Wet Seal, Contempo Casuals and Arden B. names.

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

    The Company utilizes a variety of advertising and promotional programs that allow the Company to gain exposure in a cost-effective manner. By introducing frequent shopper cards in its Wet Seal and Contempo Casuals stores, the Company has developed a marketing database that helps to track customers. The cards, which are sold for $20 each, entitle customers to a standard 10% discount on purchases made within a one-year period. As part of these programs, sales representatives call selected cardholders personally to notify customers of special in-store promotions, such as preferred customer sales during which cardholders receive additional incentives. Management believes these promotions foster customer loyalty and encourage frequent visits and multiple item purchases. The Company also sponsors special events that focus on the interests and active lifestyles of its target customers.

STORE OPERATIONS

    The Company's Wet Seal and Contempo Casuals stores are divided into seven geographic regions. Each region is managed by a Regional Director who reports to the Company's Senior Vice President of Store Operations. Each region is further divided into districts consisting of approximately 10 stores that are managed by a District Director. The Limbo Lounge stores are located nationwide and are currently overseen by the local Wet Seal / Contempo Casuals Regional and District Directors. The Arden B. stores are divided into seven geographic districts consisting of approximately 12 stores each. Each district is managed by a District Director who reports to the Arden B. Director of Store Operations, who in turn reports to the Company's Senior Vice President of Store Operations. The Company delegates substantial authority to regional, district and store-level employees, while taking advantage of economies of scale by centralizing functions such as finance, data processing, merchandise purchasing and allocation, human resources and real estate at the corporate level.

    The Company encourages communication between and among its Regional and District Directors and senior management. Each of the Company's District Directors provides weekly reports to senior management concerning overall business conditions and specific aspects of their stores' operations. These reports are used to identify competitive trends and store level concerns in a timely manner. Store performance is also evaluated by senior management through the use of a "secret shopper" service that shops each store twice a month.

    Stores are typically staffed with one full-time manager, one or two full-time co-managers, one full-time customer service leader and 12 customer service representatives and cashiers, most of who are part-time. During peak seasons, stores may increase staffing levels to accommodate the additional in-store traffic. The Company seeks to hire store-level employees who are energetic, fashionable and friendly and who can identify with its targeted customers. The Company's policy is to promote store managers from within while also hiring from outside. Highly regarded store managers are often given opportunities to move to higher-volume stores. The Company sets weekly sales goals for each store and devises incentives to reward stores that meet or exceed their sales targets. In addition, from time to time the Company runs sales contests to encourage its store level employees to maximize sales volume.

    Most of the Company's stores are, and the Company expects that most of its new stores will be, located in regional, high-traffic shopping malls which contain at least one "anchor" department store. The Company places great emphasis on its location within a mall and attempts to locate stores in the higher-traffic areas of a mall and to obtain the greatest amount of frontage possible. The Company's average store size is approximately 3,981 square feet. Store hours are determined by the mall in which the store is located.

INFORMATION AND CONTROL SYSTEMS

    While the Company believes its information systems are adequate to support its current needs, in order to accommodate future growth the Company plans to convert and upgrade to a state of the art client server based merchandising system. This conversion is expected to be completed within fiscal 2000. Prior to the purchase of the new system and hardware the Company obtained assurance from the vendors that the products purchased are in fact Year 2000 compliant.

    All of the Company's stores have a point-of-sale system operating on in-store computer hardware and internally developed software. The system features bar-coded ticket scanning, dial-out check and credit authorization and provides nightly polling transmittal of sales and inventory data between the stores and the Company's corporate office.

EXPANSION STRATEGY

    The Company currently plans to open up to 45 new stores in fiscal 2000 and plans to continue to grow in the following year. The Company may, in limited instances and to the extent it deems advisable, seek to acquire additional businesses which complement or enhance the Company's operations. The Company currently has no commitments or understandings with respect to such business opportunities.

    The following table sets forth the number of stores in each state as of March 20, 2000:

STATE                  # OF STORES
-----                  -----------
Alabama..............        1
Arizona..............       11
Arkansas.............        1
California...........      111
Colorado.............        8
Connecticut..........       13
Delaware.............        1
Florida..............       55
Georgia..............       15
Hawaii...............        7
Illinois.............       34
Iowa.................        3
Indiana..............        7
Kansas...............        3
Kentucky.............        4

STATE                  # OF STORES
-----                  -----------
Louisiana............        3
Maine................        2
Maryland.............       14
Massachusetts........       18
Michigan.............       14
Minnesota............       11
Missouri.............        3
Nebraska.............        1
Nevada...............        7
New Hampshire........        3
New Jersey...........       31
New Mexico...........        3
New York.............       27
North Carolina.......        4
Ohio.................       15

STATE                  # OF STORES
-----                  -----------
Oklahoma.............        4
Oregon...............        1
Pennsylvania.........       19
Rhode Island.........        1
South Carolina.......        4
Tennessee............        3
Texas................       40
Utah.................        6
Virginia.............       16
Washington...........        6
Wisconsin............        6
West Virginia........        2
Washington D.C.......        2
Puerto Rico..........        2

    Management does not believe there are significant geographic constraints on the locations of future stores. The Company's strategy is to enter a particular geographic region with a base of two or three solid stores, and then continue expansion in such geographic regions while simultaneously entering new markets in a similar manner, thereby increasing the recognition of the Company's name. When deciding whether to open a new store, the Company typically targets regional malls as well as prime street locations in select markets. In making its selection, the Company evaluates, among other factors, market area, demographics, "anchor stores," store location, the volume of consumer traffic, rent payments and other costs associated with opening a new store. The average store size the Company intends to consider is between 3,000 and 4,500 square feet depending on the chain selected for the particular location and concept. However, in making its decision, management reviews all leases in order to match closely the store size to the sales potential of the store.

    The Company's ability to expand in the future will depend, in part, on general business conditions, the demand for the Company's merchandise, the ability to find suitable malls or other locations with acceptable sites on satisfactory terms, and the continuance of satisfactory cash flows from existing operations.

TRADEMARKS

    The Company's primary trademarks and service marks are "WET SEAL," "CONTEMPO CASUALS," "LIMBO LOUNGE" and "NEXT," which are registered in the U.S. Trademark Office. The Company has pending registrations in a number of classes for the trademark, "Arden B.", which are being opposed by Agnes Trouble and Elizabeth Arden. It is the opinion of the Company's trademark counsel that the Company should be able to register its Arden B. marks and even if the Company is unable to register the marks (or any one of them), the absence of such registration will not cause any interruption in the use of Arden B. as a trademark by the Company to designate the merchandise sold under the Arden B. name and the stores in which that merchandise is sold. The Company also uses and has registered, or has a pending registration, on a number of marks, including "A. AUBREY," "ACCESSORIES FOR LIFE," "ACCOMPLICE," "BLUE ASPHALT," "CEMENT," "CLUB CONTEMPO," "EVOLUTION NOT REVOLUTION," "FORMULA X," "MEOW GENES," "UNCIVILIZED," "URBAN LIFE" and "URBAN VIBE." In general, the registrations for these trademarks and service marks are renewable indefinitely as long as the Company continues to use the marks as required by applicable trademark law. The Company is the owner of an allowed and currently pending service mark application for the mark

"SEAL PUPS." The Company is not aware of any adverse claim or other infringement other than those noted above relating to its trademarks or service marks.

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

EMPLOYEES

    As of January 29, 2000, the Company had 8,647 employees, consisting of 2,265 full-time employees and 6,382 part-time employees. Full-time personnel consisted of 1,156 salaried and 1,109 hourly employees. All part-time personnel are hourly employees. Of the total employees, 8,328 were sales personnel and 319 were administrative and distribution center personnel. Personnel at all levels of store operations are provided with cash incentives based upon various individual store sales targets.

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

    The following table sets forth information with respect to store openings and closings since fiscal 1995:

                                                                      FISCAL YEARS
                                                  ----------------------------------------------------
                                                    1999       1998       1997       1996       1995
                                                  --------   --------   --------   --------   --------
Stores open at beginning of year................    454        389        364        364        133
Stores acquired during period(1)................     78         19          0          0        237
Stores opened during period.....................     31         67         34         10          3
Stores closed during period.....................     15         21          9         10          9
                                                    ---        ---        ---        ---        ---
Stores open at end of period....................    548        454        389        364        364
                                                    ===        ===        ===        ===        ===

------------------------

(1) Contempo Casuals was acquired on July 1, 1995. The Company acquired 19 stores on December 1, 1998 from Mothers Work, Inc. and 78 stores on February 1, 1999 from Britches of Georgetowne, Inc.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment of any pending litigation, the Company is adequately covered by insurance. As of March 20, 2000, the Company was not engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitations of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Class A Common Stock ("Common Stock") is listed on The NASDAQ Stock Market ("NASDAQ") under the symbol "WTSLA". As of March 20, 2000, there were 312 shareholders of record of the Company's Class A Common Stock. Additionally, the number of beneficial owners of the Company's Common Stock was estimated to be in excess of 4,500. The closing price of the Common Stock on March 20, 2000 was $14 1/4.

    The following table reflects the high and low sale prices of the Company's Common Stock as reported by Nasdaq for the last two fiscal years.

                                                          FISCAL 1999                 FISCAL 1998
                                                     ----------------------      ----------------------
QUARTER                                                HIGH          LOW           HIGH          LOW
-------                                              --------      --------      --------      --------
First Quarter......................................    $44 5/8       $32 1/2       $38 1/4       $26 7/8
Second Quarter.....................................     46 3/8        24            37 9/16       25 3/4
Third Quarter......................................     23 3/8        13 3/16       31            13 5/8
Fourth Quarter.....................................     14 3/4        11            38            16 7/8

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table of certain selected data regarding the Company should be read in conjunction with the consolidated financial statements and notes thereto and with the "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data for the fiscal years ended February 1, 1997 and February 3, 1996 are derived from the Company's consolidated financial statements for such years that are not included herein.

                          FIVE YEAR FINANCIAL SUMMARY

    (Thousands except per share and per square foot amounts, ratios, share data and square footage data)

FISCAL YEAR                                  1999           1998           1997           1996           1995
-----------                              ------------   ------------   ------------   ------------   ------------
                                         JANUARY 29,    JANUARY 30,    JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
FISCAL YEAR ENDED                            2000           1999           1998           1997         1996 (1)
-----------------                        ------------   ------------   ------------   ------------   ------------
OPERATING RESULTS
Sales.................................    $  524,407     $  485,389     $  412,463     $  374,942     $  266,695
Income before provision for income
  taxes...............................    $   23,842     $   42,202     $   36,325     $   26,217     $    9,948
Net income............................    $   14,183     $   25,954     $   21,250     $   15,252     $    5,815
PER SHARE DATA
Net income, basic.....................    $     1.14     $     1.98     $     1.57     $     1.15     $     0.47
Net income, diluted...................    $     1.11     $     1.91     $     1.53     $     1.13     $     0.47
Weighted average shares outstanding,
  basic...............................    12,425,704     13,085,587     13,552,502     13,219,284     12,387,140
Weighted average shares outstanding,
  diluted.............................    12,813,338     13,581,233     13,899,877     13,459,810     12,500,564
OTHER FINANCIAL INFORMATION
Net income as a percentage of sales...           2.7%           5.3%           5.2%           4.1%           2.2%
Return on average stockholders'
  equity..............................         10.97%          22.3%          20.8%          20.5%          10.7%
Cash and marketable securities........    $   78,603     $   91,506     $   95,873     $   89,183     $   57,153
Working capital (2)...................    $   47,707     $   21,856     $   66,452     $   59,791     $   26,051
Ratio of current assets to current
  liabilities.........................           1.8            1.3            2.1            2.1            1.5
Total assets..........................    $  213,009     $  197,490     $  184,223     $  154,752     $  117,564
Long-term debt........................    $       --     $    1,264     $    1,264     $    3,264     $    5,264
Total stockholders' equity............    $  138,233     $  120,278     $  112,994     $   91,120     $   57,735
Number of stores open at year end.....           548            454            389            364            364
Number of stores acquired during the
  year................................            78             19             --             --            237
Number of stores opened during the
  year................................            31             67             34             10              3
Number of stores closed during the
  year................................            15             21              9             10              9
Square footage of leased store space
  at year end.........................     2,182,606      1,848,513      1,637,347      1,539,777      1,530,891
Percentage of increase in leased
  square footage......................          18.1%          12.9%           6.3%           0.6%         156.6%
Average sales per square foot of
  leased space (3)....................    $      247     $      271     $      263     $      244     $      229
Average sales per store (3)...........    $      988     $    1,132     $    1,112     $    1,030     $      976
Comparable store sales (decrease)
  increase (4)........................          (9.8)%          2.1%           5.8%           8.8%          (4.1)%

------------------------

(1) The Company's fiscal 1995 data include the results of operations of Contempo Casuals since July 1, 1995. Fiscal 1995 consisted of 53 weeks.

(2) The decrease in working capital in fiscal 1998 is due to the classification of $37,973,000 of cash investments as long-term in fiscal 1998.

(3) In fiscal 1995, the 53rd week of sales was excluded from "Sales" for purposes of calculating "Average sales per square foot" and "Average sales per store" in order to make fiscal 1995 comparable to prior years.

(4) In fiscal 1996, "Comparable store sales" were calculated by excluding sales during the first week of fiscal 1995 in order to make fiscal 1995 comparable to fiscal 1996. In fiscal 1995, "Comparable store sales" were calculated by adding the first week of fiscal 1995 to fiscal 1994 sales in order to make fiscal 1994 comparable to fiscal 1995. Through fiscal 1998, "Comparable store sales" were defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year. "Comparable store sales" for fiscal 1999 are defined as sales in stores that were open at least 14 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 542 retail stores in 42 states, Washington D.C. and Puerto Rico. The Company operates the stores under the names "Wet Seal," "Contempo Casuals," "Arden B." and "Limbo Lounge." The Company initiated a catalog in fiscal 1998 and an e-commerce web-site in August 1999. In fiscal 2000, the Company does not plan to mail any catalogs, but will continue its e-commerce initiatives.

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

    On December 1, 1998, the Company acquired the leases and furniture and fixtures for 19 store locations from Mothers Work, Inc. The purchase price of $1,911,000 was allocated to leasehold improvements and furniture, fixtures and equipment. The majority of the locations acquired were converted to Arden B. stores.

    On February 1, 1999, the Company acquired the leases and furniture and fixtures for 78 store locations from Britches of Georgetowne, Inc. for $15,704,000. Based upon a third-party appraisal, the purchase price was allocated to leasehold improvements, lease rights, and furniture, fixtures and equipment. Excess of cost over net assets acquired (goodwill) totaling $6,972,000 is being amortized on the straight-line method over 20 years. The majority of the locations acquired were converted to Arden B. stores.

    As of January 29, 2000, the Company operated 548 stores compared to 454 stores as of January 30, 1999, the end of fiscal 1998. The Company opened 109 stores during fiscal 1999 and closed 15 stores.

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

    Fiscal 1999 consists of the 52 week period ended January 29, 2000, fiscal 1998 consists of the 52 week period ended January 30, 1999 and fiscal 1997 consists of the 52 week period ended January 31, 1998. Comparable store sales for fiscal 1999 are defined as sales in stores that were open at least
14 months. Comparable store sales for fiscal 1998 and prior are defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year. The change in the method of calculating comparable store sales in fiscal 1999 would not have resulted in any material change to the results of fiscal 1998 and fiscal 1997 if applied retroactively to these fiscal years.

    The following table sets forth selected income statement data of the Company expressed as a percent of sales for the years indicated:

                                                                       AS A PERCENTAGE OF SALES
                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
Sales (including frequent buyer sales income, catalog and
  web-site sales)...........................................     100.0%         100.0%         100.0%
Cost of sales (including buying, distribution and occupancy
  costs)....................................................      72.5           69.3           71.0
                                                                 -----          -----          -----
Gross margin................................................      27.5           30.7           29.0
Selling, general and administrative expenses................      23.8           22.8           21.1
                                                                 -----          -----          -----
Operating income............................................       3.7            7.9            7.9
Other income................................................       0.2             --             --
Interest income, net........................................       0.6            0.8            0.9
                                                                 -----          -----          -----
Income before provision for income taxes....................       4.5            8.7            8.8
Provision for income taxes..................................       1.8            3.4            3.6
                                                                 -----          -----          -----
Net income..................................................       2.7%           5.3%           5.2%
                                                                 =====          =====          =====

FISCAL 1999 COMPARED TO FISCAL 1998

    Sales in fiscal 1999 were $524,407,000 compared to sales in fiscal 1998 of $485,389,000, an increase of $39,018,000, or 8.0%. The dollar increase in sales in fiscal 1999 compared to fiscal 1998 was due to the impact of the 109 new store openings in fiscal 1999 and the full year impact in 1999 of the net 65 new store openings in fiscal 1998. These increases were somewhat offset by the closing of 15 stores in fiscal 1999 and by the decrease in comparable store sales of 9.8%.

    Cost of sales, including buying, distribution and occupancy costs, was $380,012,000 in fiscal 1999 compared to $336,527,000 in fiscal 1998, an increase of $43,485,000 or 12.9%. As a percentage of sales, cost of sales increased to 72.5% in fiscal 1999, from 69.3% in fiscal 1998, an increase of 3.2%. The dollar increase in cost of sales in fiscal 1999 compared to fiscal 1998 was due primarily to the increase in the number of stores. The increase in cost of sales as a percentage of sales related primarily to an increase in occupancy costs as a percent of sales due to the decrease in comparable store sales. To a lesser extent, the increase was due to an increase in buying costs as a percentage of sales due to additional headcount added in fiscal 1999 to support the increase in the number of stores. Offsetting these increases was a decrease in distribution costs related primarily to the decrease in the unit cost of processing in the current year and to leveraging of fixed costs such as rent and depreciation due to the increase in total sales. The cost of merchandise as a percent of sales was the same as the prior year. There was an improvement in the initial mark up and the shrink rate in fiscal 1999 compared to fiscal 1998, which was offset by an increase in markdowns. The increase in markdowns was related primarily with the need to clear merchandise due to the decrease in comparable store sales, particularly in the fourth quarter.

    Selling, general and administrative expenses were $124,712,000 in fiscal 1999 compared to $110,554,000 in fiscal 1998, an increase of $14,158,000, or
12.8%. As a percentage of sales, selling, general and administrative expenses was 23.8% in fiscal 1999 compared to 22.8% in fiscal 1998, an increase of 1%. The dollar increase in selling, general and administrative expenses in fiscal 1999 compared to fiscal 1998 was primarily due to the increase in total sales. The increase as a percentage of sales was primarily related to the increases in selling wages and advertising expenses in the current year as a percentage of sales offset somewhat by a decrease in the fixed costs associated with catalog production as a percentage of sales.

Without the impact of the catalog operation, selling, general and administrative expenses increased 1.8%. This increase related primarily to the increase in selling expense as a percentage of sales due to the impact of the decrease in the comparable store sales on the fixed portion of store wages. Also contributing to the increase as a percentage of sales was an increase in advertising expense related to a national advertising campaign in fiscal 1999 for both the Blue Asphalt and Arden B. brands.

    Other income, net, was $1,154,000 or 0.2% of sales in fiscal 1999. Other income, net, was related to the sale of one store lease.

    Interest income, net, was $3,005,000 in fiscal 1999 compared to $3,894,000 in fiscal 1998, a decrease of $889,000. This decrease was due primarily to a decrease in the average cash balance invested during the year.

    Income tax provision was $9,659,000 in fiscal 1999 compared to $16,248,000 in fiscal 1998. The effective income tax rate in fiscal 1999 was 40.5% compared to 38.5% in fiscal 1998. The increase in the effective tax rate in fiscal 1999 compared to fiscal 1998 was due to the impact of the lower pretax income in fiscal 1999 and the permanent timing differences between book and tax, as well as to the decrease in tax exempt securities.

    Based on the factors noted above, net income was $14,183,000 in fiscal 1999 compared to $25,954,000 in fiscal 1998, a decrease of $11,771,000 or 45.4%. As a percentage of sales, net income was 2.7% in fiscal 1999 compared to 5.3% in fiscal 1998.

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

    Cost of sales, including buying, distribution and occupancy costs, was $336,527,000 in fiscal 1998 compared to $292,644,000 in fiscal 1997, an increase of $43,883,000 or 15.0%. As a percentage of sales, cost of sales decreased to 69.3% in fiscal 1998, from 71.0% in fiscal 1997, a decrease of 1.7%. The dollar increase in cost of sales in fiscal 1998 compared to fiscal 1997 was due primarily to the increase in total sales. Of the 1.7% decrease in cost of sales as a percentage of sales, 1.2% related to a decrease in occupancy costs, 0.6% related to a decrease in the cost of merchandise and 0.1% related to a decrease in buying costs, offset by a 0.2% increase in distribution costs. The decrease in occupancy costs was associated primarily to the leverage of the catalog operation sales on store occupancy costs. To a lesser extent, the decrease in occupancy was due to a decrease in store rental expenses, as a percentage of sales, as a result of the expense leverage related to the increase in comparable store sales. The decrease of 0.6% in merchandise cost was due to an increase in the initial markup rates related to a decrease in the cost of merchandise. The 0.1% decrease in buying costs as a percentage of sales was due to the leverage associated with the increase in total sales. The 0.2% increase in distribution costs was related primarily to the catalog operation.

    Selling, general and administrative expenses were $110,554,000 in fiscal 1998 compared to $86,999,000 in fiscal 1997, an increase of $23,555,000 or 27.1%. As a percentage of sales, selling, general and administrative expenses was 22.8% in fiscal 1998 compared to 21.1% in fiscal 1997. The dollar increase in selling, general and administrative expenses in fiscal 1998 compared to fiscal 1997 was primarily due to the increase in total sales and, to a lesser extent, the expenses related to the catalog operation. The increase as a percentage of sales was primarily due to the impact of the fixed costs associated with catalog production. Without the impact of the catalog operation, selling, general and administrative expenses increased 0.5%. This increase related primarily to the increase in selling expense as a percentage of sales due to the increases in minimum wage and to the start-up costs associated with new store openings. Also contributing to the increase as a percentage of sales was an increase in administrative wages to support the expanded operations in fiscal 1998.

    Interest income, net, was $3,894,000 in fiscal 1998 compared to $3,505,000 in fiscal 1997, an increase of $389,000. This increase was due primarily to an increase in the average cash balance invested during the year.

    Income tax provision was $16,248,000 in fiscal 1998 compared to $15,075,000 in fiscal 1997. The effective income tax rate in fiscal 1998 was 38.5% compared to 41.5% in fiscal 1997. The decrease in the effective tax rate in fiscal 1998 compared to fiscal 1997 was due to the increase in income generated from states with lower effective tax rates, as well as the impact of changes in the corporate cash investment strategy, which resulted in higher balances invested in tax exempt securities.

    Based on the factors noted above, net income was $25,954,000 in fiscal 1998 compared to $21,250,000 in fiscal 1997, an increase of $4,704,000 or 22.1%. As a percentage of sales, net income was 5.3% in fiscal 1998 compared to 5.2% in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at the end of fiscal 1999, 1998 and 1997 was $47,707,000, $21,856,000 and $66,452,000, respectively. The increase in working capital in fiscal 1999 compared to fiscal 1998 was due to a net decrease in long-term investments of $30,686,000, as current year cash was invested to a larger extent in investments with maturities less than one year. Net cash provided by operating activities in fiscal 1999, 1998 and 1997 was $28,795,000, $43,950,000 and $31,948,000, respectively. The decrease in net cash provided by operating activities in fiscal 1999 compared to fiscal 1998 was due primarily to the decrease in net earnings. Further contributing to the decrease was the decrease in income taxes payable and the increase in inventory. This was offset to some extent by the increase in accounts payable. The decrease in income taxes payable was due to the decrease in taxable income, particularly in the fourth quarter. The increase in inventory over the prior year was related to the increase in the number of stores. The increase in accounts payable over the prior year related to the increase in inventory.

    The increase in net cash provided by operating activities in fiscal 1998 compared to fiscal 1997 was due primarily to the increase in net earnings. Further contributing to the increase was the increase in income taxes payable and accounts payable offset to some extent by the increase in inventory and deferred tax, net. The increase in income taxes payable was due to the timing of tax payments. The increase in accounts payable was attributable to the increase in payables associated with capital expenditures. The increase in inventory over the prior year was related to the increase in the number of stores offset, to some extent, by the decrease in catalog inventory as compared to the prior year.

    Additions to equipment and leasehold improvements are the Company's most significant investment activities. In fiscal 1999, 1998 and 1997 the Company invested $26,819,000, $26,503,000 and $22,973,000, respectively, in property and equipment and leasehold improvements. These expenditures relate primarily to new store openings and remodels. On February 1, 1999, the Company acquired the leases and equipment and leasehold improvements for 78 store locations from Britches of Georgetowne, Inc. for $15,704,000, of which $6,972,000 was classified as goodwill. On December 1, 1998, the Company acquired the leases and equipment and leasehold improvements for 19 store locations from Mothers
Work, Inc. for $1,911,000. The majority of the locations acquired were converted to Arden B. stores.

    In September 1998, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A Common Stock. As of January 29, 2000, 1,347,600 shares had been repurchased at a cost of $20,059,000. Such repurchased shares are reflected as treasury stock in the accompanying consolidated financial statements.

    The Company has a secured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $50,000,000, maturing on July 1, 2001 and a five year amortizing unsecured term loan with Bank of America in an amount up to $10,000,000. As of January 29, 2000, the term loan had an outstanding balance of $1,764,000. On October 29, 1999, the line of credit was extended to a maturity date of July 1, 2001. At January 29, 2000, there were no outstanding borrowings under the credit arrangement and there were $4,836,000 open letters of credit related to imported inventory order. The Company was in compliance with all terms and covenants of the credit arrangement and the term loan. The Company invests its excess funds primarily in a short-term investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes the Company's working capital and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements in the foreseeable future.

SEASONALITY AND INFLATION

    The Company's business is seasonal by nature with the Christmas season (beginning the week of Thanksgiving and ending the first Saturday after Christmas) and the back-to-school season (beginning the last week of July and ending the first week of September), historically accounting for the largest percentage of sales volume. In the Company's three fiscal years ended
January 30, 1999, the Christmas and back-to-school seasons together accounted for an average of approximately 32% of the Company's annual sales, after adjusting for sales increases related to new stores. The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

    The preceding "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections may contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the retention by the Company of suppliers for both brand name and Company-developed merchandise, the ability of the Company to expand and to continue to increase comparable store sales, and the sufficiency of the Company's working capital and cash flows from operating activities. In addition, these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, a decline in demand for the merchandise offered by the Company, the ability of the Company to locate and obtain acceptable store sites and lease terms or renew existing leases, the ability of the Company to obtain adequate merchandise supply, the ability of the Company to hire and train employees, the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand, management's ability to manage the Company's expansion, the effect of economic conditions, the effect of severe weather or natural disasters and the effect of competitive pressures from other retailers. The Company disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein or to reflect any change in the expectations of the Company after the date hereof or any change in events, conditions or circumstances on which any statement is based.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FSAB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 was initially effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the Company's consolidated results of operations or financial condition.

YEAR 2000 COMPLIANCE

    On January 1, 2000, many companies faced a potentially serious information systems (computer) problem because many software applications and operational programs written in the past did not properly recognize calendar dates beginning in the Year 2000. This problem could have forced computers or machines which utilize date dependent software to either shut down or provide incorrect data or information. We examined our computer and information systems and were assured by our software and hardware providers that our computer systems were fully compliant with the Year 2000. We also performed our own internal tests of our software and hardware to confirm that they were Year 2000 compliant.

    At this time, we have not experienced any material Year 2000 related problems with our information systems and computer software, and we have not experienced any material problems with our key suppliers or customers related to Year 2000.

    It is not possible to quantify the aggregate cost of upgrading our computer operating system and software since they were part of the software and hardware providers' normal upgrades to our systems. The costs for upgrading our information systems were funded through our operating cash flows, and we have spent approximately $170,000 since 1998 for upgrades of our information systems and services associated with such upgrades.

    We intend to continue to review our information systems as well as monitor our key suppliers and customers for any undetected Year 2000 problems which may not be apparent yet. However, we do not currently believe that there are any undetected Year 2000 problems that could have a material impact on our business, financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Filed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    All of the information called for by Part III (Items 10 through 13) is incorporated by reference from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders to be held May 31, 2000, filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1. Financial Statements--See "Index to Consolidated Financial Statements and Financial Statement Schedules".

    2. Financial Statement Schedules--See "Index to Consolidated Financial Statements and Financial Statement Schedules".

    3.  Exhibits--See "Exhibit Index".

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 29, 2000.

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

                     SIGNATURES                                    TITLE                DATE SIGNED
                     ----------                                    -----                -----------
              /s/ GEORGE H. BENTER JR.
     -------------------------------------------       Director                        March 24, 2000
                George H. Benter Jr.

                                                       Vice Chairman and Chief
                 /s/ KATHY BRONSTEIN                     Executive Officer and
     -------------------------------------------         Director (Principal           March 24, 2000
                   Kathy Bronstein                       Executive Officer)

                  /s/ STEPHEN GROSS
     -------------------------------------------       Secretary and Director          March 24, 2000
                    Stephen Gross

                                                       Senior Vice President of
                 /s/ ANN CADIER KIM                      Finance and Chief Financial
     -------------------------------------------         Officer (Principal Financial  March 24, 2000
                   Ann Cadier Kim                        and Accounting Officer)

                 /s/ WALTER F. LOEB
     -------------------------------------------       Director                        March 24, 2000
                   Walter F. Loeb

                     SIGNATURES                                    TITLE                DATE SIGNED
                     ----------                                    -----                -----------
                 /s/ WILFRED POSLUNS
     -------------------------------------------       Director                        March 24, 2000
                   Wilfred Posluns

                 /s/ GERALD RANDOLPH
     -------------------------------------------       Director                        March 24, 2000
                   Gerald Randolph

                   /s/ ALAN SIEGEL
     -------------------------------------------       Director                        March 24, 2000
                     Alan Siegel

                /s/ IRVING TEITELBAUM
     -------------------------------------------       Chairman of the Board and       March 24, 2000
                  Irving Teitelbaum                      Director

                  /s/ EDMOND THOMAS
     -------------------------------------------       President and Chief Operating   March 24, 2000
                    Edmond Thomas                        Officer and Director

                               THE WET SEAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                              --------
INDEPENDENT AUDITORS' REPORT:
Report of Deloitte & Touche LLP.............................     19

FINANCIAL STATEMENTS:
Consolidated balance sheets as of January 29, 2000 and
  January 30, 1999..........................................     20
Consolidated statements of income for the years ended
  January 29, 2000, January 30, 1999 and January 31, 1998...     21
Consolidated statements of comprehensive income for the
  years ended January 29, 2000, January 30, 1999 and
  January 31, 1998..........................................     22
Consolidated statements of stockholders' equity for the
  years ended January 29, 2000, January 30, 1999 and
  January 31, 1998..........................................     23
Consolidated statements of cash flows for the years ended
  January 29, 2000, January 30, 1999 and January 31, 1998...     24
Notes to consolidated financial statements..................     25

FINANCIAL STATEMENT SCHEDULES:
All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
The Wet Seal, Inc.:

    We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. (the Company) as of January 29, 2000 and January 30, 1999 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Wet Seal, Inc. as of January 29, 2000 and January 30, 1999 and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Costa Mesa, California
March 15, 2000

                               THE WET SEAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 29, 2000    JANUARY 30, 1999
                                                              -----------------   -----------------
                                                                         (IN THOUSANDS)
                                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)..........................      $ 44,921            $ 31,590
Short-term investments (Note 3).............................        26,395              21,943
Other receivables...........................................         3,909               3,665
Merchandise inventories (Note 1)............................        33,288              28,002
Deferred tax charges (Note 4)...............................         1,560               1,791
                                                                  --------            --------
    Total current assets....................................       110,073              86,991
                                                                  --------            --------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Note 1):
Leasehold improvements......................................        99,679              75,659
Furniture, fixtures and equipment...........................        47,488              37,758
Leasehold rights............................................         2,944               3,577
Construction in progress....................................            --                 489
                                                                   150,111             117,483
Less accumulated depreciation...............................       (73,167)            (57,110)
                                                                  --------            --------
    Net equipment and leasehold improvements................        76,944              60,373
                                                                  --------            --------
LONG-TERM INVESTMENTS (Note 3)..............................         7,287              37,973
OTHER ASSETS:
Deferred tax charges and other assets (Notes 4 and 13)......        11,594              11,677
Goodwill, net of accumulated amortization of $992,000 and
  $656,000 as of January 29, 2000 and January 30, 1999,
  respectively (Note 1).....................................         7,111                 476
                                                                  --------            --------
    Total other assets......................................        18,705              12,153
                                                                  --------            --------
                                                                  $213,009            $197,490
                                                                  ========            ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................      $ 39,448            $ 37,515
Accrued liabilities (Note 12)...............................        20,611              20,430
Income taxes payable (Note 4)...............................           543               6,190
Current portion of long-term debt (Note 9)..................         1,764               1,000
                                                                  --------            --------
    Total current liabilities...............................        62,366              65,135
                                                                  --------            --------
LONG-TERM LIABILITIES:
Long-term debt (Note 9).....................................            --               1,264
Deferred rent (Note 1)......................................         8,501               7,458
Other long-term liabilities (Note 13).......................         3,909               3,355
                                                                  --------            --------
    Total long-term liabilities.............................        12,410              12,077
                                                                  --------            --------
    Total liabilities.......................................        74,776              77,212
                                                                  --------            --------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY (Notes 5 and 6):
Preferred Stock, $.01 par value, authorized, 2,000,000
  shares; none issued and outstanding.......................            --                  --
Common Stock, Class A, $.10 par value, authorized 20,000,000 shares; 10,900,023 and 10,704,886 shares issued and
  outstanding at January 29, 2000 and January 30, 1999,
  respectively..............................................         1,090               1,071
Common Stock, Class B convertible, $.10 par value,
  authorized 10,000,000 shares; 2,912,665 shares issued and
  outstanding at January 29, 2000 and January 30, 1999......           291                 291
Paid-in capital.............................................        62,493              58,356
Retained earnings...........................................        94,557              80,374
Other comprehensive loss (Note 13)..........................          (139)               (139)
Treasury stock, 1,347,600 and 1,327,000 shares, at cost, at
  January 29, 2000 and January 30, 1999, respectively.......       (20,059)            (19,675)
                                                                  --------            --------
Total stockholders' equity..................................       138,233             120,278
                                                                  --------            --------
                                                                  $213,009            $197,490
                                                                  ========            ========

          See accompanying notes to consolidated financial statements.

                               THE WET SEAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   JANUARY 29, 2000    JANUARY 30, 1999    JANUARY 31, 1998
                                                   -----------------   -----------------   -----------------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
SALES............................................     $  524,407          $  485,389          $  412,463
COST OF SALES (including buying, distribution and
  occupancy costs)...............................        380,012             336,527             292,644
                                                      ----------          ----------          ----------
GROSS MARGIN.....................................        144,395             148,862             119,819
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....        124,712             110,554              86,999
                                                      ----------          ----------          ----------
OPERATING INCOME.................................         19,683              38,308              32,820
OTHER INCOME.....................................          1,154                  --                  --
INTEREST INCOME, NET.............................          3,005               3,894               3,505
                                                      ----------          ----------          ----------
INCOME BEFORE PROVISION FOR INCOME TAXES.........         23,842              42,202              36,325
PROVISION FOR INCOME TAXES (Note 4)..............          9,659              16,248              15,075
                                                      ----------          ----------          ----------
NET INCOME.......................................     $   14,183          $   25,954          $   21,250
                                                      ==========          ==========          ==========
NET INCOME PER SHARE, BASIC (Note 14)............     $     1.14          $     1.98          $     1.57
                                                      ==========          ==========          ==========
NET INCOME PER SHARE, DILUTED (Note 14)..........     $     1.11          $     1.91          $     1.53
                                                      ==========          ==========          ==========
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC (Note
  1).............................................     12,425,704          13,085,587          13,552,502
                                                      ==========          ==========          ==========
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED
  (Note 1).......................................     12,813,338          13,581,233          13,899,877
                                                      ==========          ==========          ==========

                               THE WET SEAL, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   JANUARY 29, 2000    JANUARY 30, 1999    JANUARY 31, 1998
                                                   -----------------   -----------------   -----------------
                                                                        (IN THOUSANDS)
NET INCOME.......................................       $14,183             $25,954             $21,250
                                                        -------             -------             -------
OTHER COMPREHENSIVE LOSS:
SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN ADJUSTMENT
  (Note 13)......................................            --                (139)                 --
                                                        -------             -------             -------
COMPREHENSIVE INCOME.............................       $14,183             $25,815             $21,250
                                                        =======             =======             =======

          See accompanying notes to consolidated financial statements.

                               THE WET SEAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK
                                  ----------------------------------------------
                                         CLASS A                  CLASS B
                                  ----------------------   ---------------------   PAID-IN    RETAINED
                                    SHARES     PAR VALUE    SHARES     PAR VALUE   CAPITAL    EARNINGS
                                  ----------   ---------   ---------   ---------   --------   --------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at February 1, 1997.....  10,628,874    $1,063     2,912,665     $291      $56,596    $33,170
Stock issued pursuant to
  long-term incentive plan
  (Note 6)......................       8,704         1            --       --          265         --
Exercise of stock options
  (Note 6)......................      19,000         2            --       --          212         --
Tax benefit related to exercise
  of stock options (Note 6).....          --        --            --       --          144         --
Net income......................          --        --            --       --           --     21,250
                                  ----------    ------     ---------     ----      -------    -------
Balance at January 31, 1998.....  10,656,578     1,066     2,912,665      291       57,217     54,420
Stock issued pursuant to
  long-term incentive plan
  (Note 6)......................      12,308         1            --       --          462         --
Exercise of stock options
  (Note 6)......................      36,000         4            --       --          269         --
Tax benefit related to exercise
  of stock options (Note 6).....          --        --            --       --          408         --
Repurchase of common stock
  (Note 5)......................          --        --            --       --           --         --
Supplemental Employee Retirement
  Plan adjustment (Note 13).....          --        --            --       --           --         --
Net income......................          --        --            --       --           --     25,954
                                  ----------    ------     ---------     ----      -------    -------
Balance at January 30, 1999.....  10,704,886     1,071     2,912,665      291       58,356     80,374
Stock issued pursuant to
  long-term incentive plan
  (Note 6)......................      10,137         1            --       --          110         --
Exercise of stock options
  (Note 6)......................     185,000        18            --       --        1,691         --
Tax benefit related to exercise
  of stock options (Note 6).....          --        --            --       --        2,336         --
Repurchase of common stock
  (Note 5)......................          --        --            --       --           --         --
Net income......................          --        --            --       --           --     14,183
                                  ----------    ------     ---------     ----      -------    -------
Balance at January 29, 2000.....  10,900,023    $1,090     2,912,665     $291      $62,493    $94,557
                                  ==========    ======     =========     ====      =======    =======


                                      OTHER                       TOTAL
                                  COMPREHENSIVE    TREASURY   STOCKHOLDERS'
                                       LOSS         STOCK        EQUITY
                                  --------------   --------   -------------
                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at February 1, 1997.....      $            $            $ 91,120
Stock issued pursuant to
  long-term incentive plan
  (Note 6)......................         --             --           266
Exercise of stock options
  (Note 6)......................         --             --           214
Tax benefit related to exercise
  of stock options (Note 6).....         --             --           144
Net income......................         --             --        21,250
                                      -----        --------     --------
Balance at January 31, 1998.....         --             --       112,994
Stock issued pursuant to
  long-term incentive plan
  (Note 6)......................         --             --           463
Exercise of stock options
  (Note 6)......................         --             --           273
Tax benefit related to exercise
  of stock options (Note 6).....         --             --           408
Repurchase of common stock
  (Note 5)......................         --        (19,675)      (19,675)
Supplemental Employee Retirement
  Plan adjustment (Note 13).....       (139)            --          (139)
Net income......................         --             --        25,954
                                      -----        --------     --------
Balance at January 30, 1999.....       (139)       (19,675)      120,278
Stock issued pursuant to
  long-term incentive plan
  (Note 6)......................         --             --           111
Exercise of stock options
  (Note 6)......................         --             --         1,709
Tax benefit related to exercise
  of stock options (Note 6).....         --             --         2,336
Repurchase of common stock
  (Note 5)......................         --           (384)         (384)
Net income......................         --             --        14,183
                                      -----        --------     --------
Balance at January 29, 2000.....      $(139)       $(20,059)    $138,233
                                      =====        ========     ========

          See accompanying notes to consolidated financial statements.

                               THE WET SEAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   JANUARY 29, 2000    JANUARY 30, 1999    JANUARY 31, 1998
                                                   -----------------   -----------------   -----------------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................       $14,183             $25,954             $21,250
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization..................        18,771              13,039              11,295
  Loss on disposal of equipment and leasehold
    improvements.................................           546                  --                  --
  Stock issued pursuant to long-term incentive
    plan.........................................           111                 463                 266
  Deferred tax, net..............................           271              (1,124)             (2,189)
  Changes in operating assets and liabilities:
    Other receivables............................          (244)               (456)             (1,632)
    Merchandise inventories......................        (5,286)             (1,118)             (4,295)
    Prepaid expenses.............................            --                 330                (330)
    Other assets.................................            43                (594)               (118)
    Accounts payable and accrued liabilities.....         2,114               1,517               6,329
    Income taxes payable.........................        (3,311)              4,045                 545
    Deferred rent................................         1,043               1,204                 137
    Other long-term liabilities..................           554                 690                 690
                                                        -------             -------             -------
  Net cash provided by operating activities......        28,795              43,950              31,948
                                                        -------             -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold
  improvements...................................       (26,819)            (26,503)            (22,973)
Acquisition of store leases and store assets.....       (15,704)             (1,911)                 --
Investment in marketable securities..............        (4,452)            (83,018)            (42,320)
Proceeds from sale of marketable securities......        30,686              43,418              39,704
                                                        -------             -------             -------
  Net cash used in investing activities..........       (16,289)            (68,014)            (25,589)
                                                        -------             -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt.............          (500)             (1,000)             (2,000)
Purchase of treasury stock.......................          (384)            (19,675)                 --
Proceeds from issuance of common stock...........         1,709                 273                 214
                                                        -------             -------             -------
  Net cash provided by (used in) financing
    activities...................................           825             (20,402)             (1,786)
                                                        -------             -------             -------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................        13,331             (44,466)              4,573
CASH AND CASH EQUIVALENTS, beginning of year.....        31,590              76,056              71,483
                                                        -------             -------             -------
CASH AND CASH EQUIVALENTS, end of year...........       $44,921             $31,590             $76,056
                                                        =======             =======             =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the year for:
  Interest.......................................       $   146             $   194             $   337
  Income taxes, net..............................       $12,902             $13,326             $16,720

SCHEDULE OF NONCASH TRANSACTIONS:

    During the fifty-two weeks ended January 29, 2000, January 30, 1999 and January 31, 1998, the Company
  recorded an increase to paid-in capital and a decrease to income taxes payable of $2,336,000, $408,000 and
  $144,000, respectively, related to tax benefits associated with the exercise of non-qualified stock options.

    During the fifty-two weeks ended January 30, 1999, the Company recorded a decrease to other comprehensive income of $139,000 and a corresponding decrease to other long-term liabilities and other assets of $65,000 and $204,000, respectively, related to the Supplemental Employee Retirement Plan (see note 13).

          See accompanying notes to consolidated financial statements.

                               THE WET SEAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

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

    Approximately 34% of the voting stock of the Company is held by a group of companies directly or indirectly controlled by two directors of the Company, one of which is the Chairman of the Board. On July 1, 1995, the Company acquired Contempo Casuals, Inc., a 237-store junior women's retail chain. Effective February 2, 1997, Contempo Casuals, Inc. was merged with and into The Wet
Seal, Inc.

    The Company's fiscal year ends on the Saturday closest to the end of January. The reporting period includes 52 weeks in each of the fiscal years 1999, 1998 and 1997.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of The Wet Seal, Inc. and its wholly owned subsidiary, The Wet Seal Retail, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

    Depreciation is provided using primarily the straight-line method over the estimated useful lives of the assets. Furniture, fixtures and equipment are typically depreciated over three to five years. Leasehold improvements and the cost of acquiring leasehold rights are depreciated over the lesser of the term of the lease or 10 years.

LONG-LIVED ASSETS

    The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. At January 29, 2000, the Company believes there has been no impairment of the value of such assets.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTANGIBLE ASSETS

    Excess of cost over net assets acquired (goodwill), which resulted from the acquisition of certain store assets in 1990 and 1999 is being amortized on the straight-line method over 20 years for the 1999 acquisition and over 25 years for the 1990 acquisition. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows from the acquired assets.

RENTAL EXPENSE

    Any defined rental escalation is averaged over the term of the related lease in order to provide level recognition of rental expense.

STORE PRE-OPENING COSTS

    Store opening and pre-opening costs are charged to expense as they are incurred.

ADVERTISING COSTS

    Costs for advertising related to retail operations consisting of magazine ads, in-store signage and promotions are expensed as incurred. Direct response advertising costs consisting primarily of catalog book production and printing costs are capitalized and amortized over the expected life of the catalog, not to exceed six months. In fiscal 1999, the Company embarked on a national magazine advertising campaign which included print ads promoting the Blue Asphalt name and Arden B. concept which were placed in magazines such as Seventeen, Cosmopolitan, Glamour, In-Style, Jane, Teen People, Spin and Entertainment Weekly. Total advertising expenses related primarily to retail operations in fiscal 1999, 1998 and 1997 were $5,567,000, $1,993,000, and
$1,676,000, of which, approximately $2,872,000 was related to the print media advertising campaign in fiscal 1999.

INCOME TAX

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred tax charges are provided on items, principally depreciation and rent, for which there are temporary differences in recording such items for financial reporting purposes and for income tax purposes.

NET INCOME PER SHARE

    In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), net income per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Net income per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period (see note 14).

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, the Company considers all highly liquid interest earning deposits purchased with an initial maturity of three months or less to be cash equivalents. At January 29, 2000 and January 30, 1999, cash equivalents totaled $40,230,000 and $29,298,000, respectively, bearing interest at rates ranging from approximately 3.6% to 5.7% at January 29, 2000 and from approximately 4.7% to 5.3% at January 30, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FSAB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 was initially effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the Company's consolidated results of operations or financial condition.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Management believes the carrying amounts of cash and cash equivalents, other receivables and accounts payable approximate fair value due to the short maturity of these financial instruments. Long-term investments consist of highly liquid interest bearing securities that are carried at amortized cost plus accrued income, which management believes approximates market. Long-term debt bears a variable rate of interest which management believes the carrying amount for the outstanding borrowings at January 29, 2000 and January 30, 1999 approximate fair value.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion
No. 25, "Accounting for Stock Issued to Employees" (see note 6).

SEGMENT INFORMATION

    In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in financial statements. It

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) also establishes standards for related disclosures about products and services, geographic areas, and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not currently have any separately reportable operating segments.

NOTE 2: ACQUISITION

    On July 1, 1995, the Company acquired the business, assets and properties of Contempo Casuals, Inc., a 237-store junior women's retail chain with stores in 34 states and Puerto Rico. The purchase price consisted of: (a) the issuance of 254,676 shares of the Company's Class A Common Stock which had a value of $1,178,000 on the date of the acquisition, and (b) $100,000 in cash. The transaction was accounted for under the purchase method. In connection with the acquisition, the Company assumed certain liabilities which were estimated by the seller. The total amount of these assumed liabilities may not, in fact, be paid as the actual payments will be based on the future claims and losses which are actually submitted and which are related to pre-acquisition events (see note 12).

    On December 1, 1998, the Company acquired the leases and furniture and fixtures for 19 store locations from Mothers Work, Inc. The purchase price of $1,911,000 was allocated to leasehold improvements and furniture, fixtures and equipment in the accompanying consolidated financial statements. The majority of the locations acquired were converted to Arden B. stores.

    On February 1, 1999, the Company acquired the leases and furniture and fixtures for 78 store locations from Britches of Georgetowne, Inc. for $15,704,000. Based upon a third-party appraisal, the purchase price was allocated to leasehold improvements, lease rights, and furniture, fixtures and equipment in the accompanying consolidated financial statements. Excess of cost over net assets acquired (goodwill) totaling $6,972,000 is being amortized on the straight-line method over 20 years. The majority of the locations acquired were converted to Arden B. stores.

NOTE 3: INVESTMENTS

    Short-term investments consist of highly liquid interest bearing deposits purchased with an initial maturity exceeding three months with a remaining maturity at January 29, 2000 less than 12 months. Long-term investments consist of highly liquid interest bearing securities that mature beyond 12 months from the balance sheet date. It is management's intent to hold short-term and long-term investments to maturity. Short-term and long-term investments are carried at amortized cost plus accrued income, which approximates market at January 29, 2000.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 3: INVESTMENTS (CONTINUED)
    Investments are comprised of the following (in thousands):

                                                                      GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
DESCRIPTION                           MATURITY DATES      COST        GAINS        LOSSES     FAIR VALUE
-----------                          ----------------   ---------   ----------   ----------   ----------
JANUARY 29, 2000
Corporate bonds....................  Within one year     $ 3,588       $ --         $ 90       $ 3,498
Municipal bonds....................  Within one year      10,507         --          236        10,271
Government obligations.............  Within one year      10,800         --          103        10,697
Floating rate/Adjustable Notes.....  Within one year       1,500         --           --         1,500
Municipal bonds....................  One to two years      7,287         --          108         7,179
                                                         -------       ----         ----       -------
                                                         $33,682       $ --         $537       $33,145
                                                         =======       ====         ====       =======

                                                                      GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
DESCRIPTION                           MATURITY DATES      COST        GAINS        LOSSES     FAIR VALUE
-----------                          ----------------   ---------   ----------   ----------   ----------
JANUARY 30, 1999
Commercial paper...................  Within one year     $ 1,000       $ --         $ --       $ 1,000
Corporate bonds....................  Within one year       1,514         --            4         1,510
Municipal bonds....................  Within one year       7,679          3           --         7,682
Government obligations.............  Within one year      11,750         --           11        11,739
Corporate bonds....................  One to two years      3,087         --           27         3,060
Municipal bonds....................  One to two years     34,886         31           --        34,917
                                                         -------       ----         ----       -------
                                                         $59,916       $ 34         $ 42       $59,908
                                                         =======       ====         ====       =======

NOTE 4: PROVISION FOR INCOME TAXES

    SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of deferred items is based on enacted tax laws. In the event that the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 4: PROVISION FOR INCOME TAXES (CONTINUED)
    The components of the income tax provision are as follows (in thousands):

                                                   JANUARY 29, 2000    JANUARY 30, 1999    JANUARY 31, 1998
                                                   -----------------   -----------------   -----------------
CURRENT:
  Federal........................................       $7,067              $13,442             $12,886
  State..........................................        2,321                3,930               4,378
                                                        ------              -------             -------
                                                         9,388               17,372              17,264
                                                        ------              -------             -------
DEFERRED:
  Federal........................................          (47)              (1,126)             (1,535)
  State..........................................          318                    2                (654)
                                                        ------              -------             -------
                                                           271               (1,124)             (2,189)
                                                        ------              -------             -------
                                                        $9,659              $16,248             $15,075
                                                        ======              =======             =======

    A reconciliation of the income tax provision to the amount of the provision that would result from applying the federal statutory rate (35%) to income before taxes is as follows:

                                                   JANUARY 29, 2000    JANUARY 30, 1999    JANUARY 31, 1998
                                                   -----------------   -----------------   -----------------
Provision for income taxes at federal statutory
  rate...........................................        35.0%               35.0%               35.0%
State income taxes, net of federal income tax
  benefit........................................         7.2                 5.6                 7.2
Tax exempt interest..............................        (1.7)               (1.5)               (2.0)
Inventory contributions..........................        (2.0)                 --                  --
Other............................................         2.0                (0.6)                1.3
                                                         ----                ----                ----
Effective tax rate...............................        40.5%               38.5%               41.5%
                                                         ====                ====                ====

    As of January 29, 2000 and January 30, 1999 the Company's net deferred tax asset was $10,438,000 and $10,709,000 respectively. The major components of the Company's net deferred taxes at January 29, 2000 and January 30, 1999 are as follows (in thousands):

                                                              JANUARY 29, 2000    JANUARY 30, 1999
                                                              -----------------   -----------------
Deferred rent...............................................       $ 3,316             $ 2,987
Acquisition related reserves................................           608                 630
Inventory cost capitalization...............................           919               1,080
Difference between book and tax basis of fixed assets.......         4,022               4,632
State income taxes..........................................          (279)               (179)
Supplemental Employee Retirement Plan.......................           860                 594
Other.......................................................           992                 965
                                                                   -------             -------
                                                                   $10,438             $10,709
                                                                   =======             =======

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 5: STOCKHOLDERS' EQUITY

    The 2,912,665 shares of the Company's Class B Common Stock outstanding as of January 29, 2000 are convertible on a share-for-share basis into shares of the Company's Class A Common Stock at the option of the holder. The Class B Common Stock has two votes per share while the Class A Common Stock has one vote per share.

    During the year ended January 30, 1999, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A Common Stock. As of January 29, 2000, 1,347,600 shares had been repurchased at a cost of $20,059,000. Such repurchased shares are reflected as treasury stock in the accompanying consolidated financial statements.

NOTE 6: LONG-TERM INCENTIVE PLAN

    Under the Company's long-term incentive plans (the "Plans"), the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. The Plans provide that the per share exercise price of an incentive stock option may not be less than the fair market value of the Company's Class A Common Stock on the date the option is granted. Options become exercisable over periods of up to five years and generally expire 10 years from the date of grant or 90 days after employment or services are terminated. The Plans also provide that the Company may grant restricted stock and other stock-based awards. An aggregate of 2,425,000 shares of the Company's Class A Common Stock may be issued pursuant to the Plans. As of January 29, 2000, 296,007 shares were available for future grants.

    Stock option activity for each of the three years in the period ended January 29, 2000 was as follows:

                                                                      WEIGHTED
                                                       NUMBER OF      AVERAGE
                                                        SHARES     EXERCISE PRICE
                                                       ---------   --------------
Outstanding at February 1, 1997......................    412,500       $ 6.64
  Granted............................................    595,000        20.00
  Canceled...........................................    (21,000)       17.70
  Exercised..........................................    (19,000)       11.24
                                                       ---------
Outstanding at January 31, 1998......................    967,500        14.53
  Granted............................................    130,000        16.93
  Canceled...........................................    (12,000)       13.57
  Exercised..........................................    (36,000)        7.58
                                                       ---------
Outstanding at January 30, 1999......................  1,049,500        14.42
  Granted............................................    705,500        15.13
  Canceled...........................................    (58,000)       16.17
  Exercised..........................................   (185,000)        9.24
                                                       ---------
Outstanding at January 29, 2000......................  1,512,000       $15.32
                                                       =========

    At January 29, 2000, January 30, 1999 and January 31, 1998 there were 380,500, 283,500 and 119,500 outstanding options exercisable at a weighted average exercise price of $11.71, $8.42 and $4.65, respectively.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 6: LONG-TERM INCENTIVE PLAN (CONTINUED)
    The following table summarizes information on outstanding and exercisable stock options as of January 29, 2000:

                                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                       --------------------------------------------   -------------------------
                                           NUMBER           WEIGHTED       WEIGHTED       NUMBER       WEIGHTED
                                        OUTSTANDING         AVERAGE        AVERAGE     EXERCISABLE     AVERAGE
                                           AS OF           REMAINING       EXERCISE       AS OF        EXERCISE
RANGE OF EXERCISE PRICES               JAN. 29, 2000    CONTRACTUAL LIFE    PRICE     JAN. 29, 2000     PRICE
------------------------               --------------   ----------------   --------   --------------   --------
$ 3.00 - $ 3.63......................       17,000            4.36          $ 3.52        17,000        $ 3.52
  4.13 -   5.13......................      163,500            4.22            4.18       161,500          4.17
  8.00 -  16.50......................      911,500            9.17           15.39        78,000         15.96
 19.31 -  20.00......................      420,000            7.62           19.97       124,000         19.98
                                         ---------                                       -------
$ 3.00 - $20.00......................    1,512,000            8.15          $15.32       380,500        $11.71
                                         =========                                       =======

    During the years ended January 29, 2000, January 30, 1999 and January 31, 1998, the Company recognized tax benefits of $2,336,000, $408,000 and $144,000, respectively, resulting from the exercise of certain non-qualified stock options.

ADDITIONAL LONG-TERM INCENTIVE PLAN INFORMATION

    As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee incentive stock options or non-qualified stock options.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

    The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               FISCAL 1999   FISCAL 1998   FISCAL 1997
                                               -----------   -----------   -----------
Dividend Yield...............................      0.00%         0.00%         0.00%
Expected Volatility..........................     62.74%        49.93%        72.23%
Risk-Free Interest Rate......................      5.81%         4.74%         6.10%
Expected Life of Option following
  Vesting (in Months)........................        48            48            48

    The Company's calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1999, fiscal 1998 and fiscal 1997 awards had been amortized

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 6: LONG-TERM INCENTIVE PLAN (CONTINUED) to expense over the vesting period of the awards, net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                FISCAL 1999   FISCAL 1998   FISCAL 1997
                                                -----------   -----------   -----------
Net Income......................  As reported     $14,183       $25,954       $21,250
                                    Pro forma     $12,759       $24,804       $20,745
Net Income Per Share, Basic.....  As reported     $  1.14       $  1.98       $  1.57
                                    Pro forma     $  1.03       $  1.90       $  1.53
Net Income Per Share, Diluted...  As reported     $  1.11       $  1.91       $  1.53
                                    Pro forma     $  1.00       $  1.83       $  1.49

    The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the above pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

    As of January 29, 2000, the Company has granted an aggregate of 96,493 shares of Class A Common Stock, net of forfeitures, to a group of its key employees under the performance grant award plan which was instituted pursuant to the Company's Plans. Under the performance grant award plan, key employees of the Company receive Class A Common Stock in proportion to their salary. These bonus shares vest at the rate of 33.33% per year and non-vested shares are subject to forfeiture if the participant terminates employment. Compensation expense, equal to the market value of the shares as of the issue date, is being charged to earnings over the period that the employees provide service. In each of the years ended January 29, 2000, January 30, 1999, and January 31, 1998, 10,137, 12,308, and 8,704 shares, respectively, were fully vested and issued. In connection with the issuance of these shares, the Company recorded compensation expense of $111,000, $463,000, and $267,000 for the years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases retail stores, automobiles, computers and corporate office and warehouse facilities under operating lease agreements expiring at various times through 2010. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent based on sales volume over certain minimum sales levels. Effective February 1998, the Company entered into a sublease agreement for its former warehouse facility which expires in August 2002.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 7: COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Minimum annual rental commitments under non-cancelable leases, including the corporate office and warehouse facility lease, are as follows (in thousands):

                                           MINIMUM LEASE   SUBLEASE    NET LEASE
                                            COMMITMENTS     INCOME    COMMITMENTS
                                           -------------   --------   -----------
FISCAL YEAR ENDING:
2000.....................................    $ 66,416      $   647     $ 65,769
2001.....................................      60,441          647       59,794
2002.....................................      53,390          377       53,013
2003.....................................      47,421           --       47,421
2004.....................................      41,002           --       41,002
Thereafter...............................     127,835           --      127,835
                                             --------      -------     --------
                                             $396,505      $ 1,671     $394,834
                                             ========      =======     ========

    Rental expense, including common area maintenance, was $90,613,000, $72,533,000, and $64,384,000, of which $28,000, $295,000, and $377,000 was paid as percentage rent based on sales volume, for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

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

LETTERS OF CREDIT

    At January 29, 2000, the Company had outstanding letters of credit amounting to $4,836,000.

NOTE 8: REVOLVING CREDIT ARRANGEMENT

    Under a secured revolving line of credit arrangement with a bank, the Company may borrow up to a maximum of $50,000,000 on a revolving basis through July 2001. The cash borrowings under the arrangement bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 1.5%.

    The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement requires that the bank approve the payment of dividends and restrict the level of capital

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 8: REVOLVING CREDIT ARRANGEMENT (CONTINUED) expenditures. At January 29, 2000 and January 30, 1999, the Company was in compliance with these covenants. The Company had no borrowings outstanding under the credit arrangement at January 29, 2000 or January 30, 1999.

NOTE 9: LONG-TERM DEBT

    In June 1995, the Company entered into an unsecured five-year, $10,000,000 term loan. The loan bears interest at the bank's prime rate plus .25% or, at the Company's option, LIBOR plus 1.5% (6.1% at fiscal year-end, payable monthly. The outstanding debt balance as of January 29, 2000 was $1,764,000, which will be repaid in quarterly installments of $500,000, until paid in fiscal 2000.

    The term loan imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of quarterly income. In addition, the term loan requires that the bank approve the payment of dividends and restricts the level of capital expenditures. At
January 29, 2000 and January 30, 1999, the Company was in compliance with these covenants.

NOTE 10: RELATED PARTY TRANSACTIONS

    Certain officers of Suzy Shier, Inc., a shareholder, provide management services to the Company. For these services, the officers earned in the aggregate a management fee of $437,500 in the year ended January 29, 2000, $375,000 in the year ended January 30, 1999 and $250,000 in the year ended January 31, 1998. The Company has entered into an agreement with these officers, requiring annual payments of $500,000 through 2004.

NOTE 11: RETIREMENT PLAN

    Effective June 1, 1993, the Company established a qualified defined contribution retirement plan under the Internal Revenue Code, Section 401(k). The Wet Seal Retirement Plan (the "Plan") is available to all employees who meet the Plan's eligibility requirements. The Plan is funded by employee contributions, and additional contributions may be made by the Company at its discretion. As of January 29, 2000, the Company had accrued $145,000 as its fiscal 1999 contribution to the Plan.

NOTE 12: ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                 JANUARY 29, 2000    JANUARY 30, 1999
                                                 -----------------   -----------------
Reserve for self insurance.....................       $ 2,672             $ 2,857
Accrued wages, bonuses and benefits............         5,570               7,272
Gift certificate and credit memo liability.....         4,261               3,464
Sales tax payable..............................         2,376               1,651
Other..........................................         5,732               5,186
                                                      -------             -------
                                                      $20,611             $20,430
                                                      =======             =======

    In connection with the acquisition of Contempo Casuals, Inc., the Company assumed certain accruals, including the reserve for self-insurance, which were estimated by the seller. The total amount of this

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 12: ACCRUED LIABILITIES (CONTINUED) assumed accrual may not, in fact be paid as the actual payments will be based on the future claims and losses which are actually submitted and which are related to pre-acquisition events.

NOTE 13: SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN

    The Company maintains a defined benefit Supplemental Employee Retirement Plan (the "SERP") for certain of its key employees and a director. The SERP provides for preretirement death benefits through life insurance and for retirement benefits. The Company funded the SERP in 1998 and 1997 through contributions to a trust fund known as a "Rabbi" trust. Assets held in the Rabbi trust ($1,292,000 and $861,000 at January 29, 2000 and January 30, 1999,
respectively) are subject to claims of the Company's creditors but otherwise must be used only for purposes of providing benefits under the SERP.

    In accordance with Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits." the following presents a reconciliation of the SERP's funded status (in thousands):

    CHANGE IN BENEFIT OBLIGATION

                                                 JANUARY 29, 2000    JANUARY 30, 1999
                                                 -----------------   -----------------
Benefit obligation at beginning of year........       $3,355              $2,730
  Service cost.................................          328                 293
  Interest cost................................          226                 191
  Actuarial loss...............................           --                 141
  Benefits paid................................           --                  --
                                                      ------              ------
Benefit obligation at end of year..............       $3,909              $3,355
                                                      ======              ======

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 13: SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN (CONTINUED)

    (In thousands)

    CHANGE IN PLAN ASSETS

                                                 JANUARY 29, 2000    JANUARY 30, 1999
                                                 -----------------   -----------------
Fair value of plan assets at beginning of
  year.........................................       $    --             $    --
  Actual return on assets......................            --                  --
  Employer contribution........................            --                  --
  Benefits paid................................            --                  --
                                                      -------             -------
Fair value of plan assets at end of year.......       $    --             $    --
                                                      =======             =======

Funded status..................................       $(3,909)            $(3,355)
  Unrecognized transition (asset)/obligation...            --                  --
  Unrecognized prior service cost..............         1,804               1,968
  Unrecognized net loss........................           139                 139
                                                      -------             -------
Net amount recognized..........................       $(1,966)            $(1,248)
                                                      =======             =======

Weighted average assumptions:
  Discount rate................................          6.75%               6.75%
  Expected return on plan assets...............          0.00%               0.00%
  Rate of compensation increase................           n/a                 n/a

    AMOUNTS RECOGNIZED IN BALANCE SHEET

                                                 JANUARY 29, 2000    JANUARY 30, 1999
                                                 -----------------   -----------------
Prepaid pension cost...........................       $    --             $    --
  Accrued benefit liability....................        (3,909)             (3,355)
  Intangible asset (unrecognized prior service
    cost)......................................         1,804               1,968
  Accumulated other comprehensive loss.........           139                 139
                                                      -------             -------
Net amount recognized..........................       $(1,966)            $(1,248)
                                                      =======             =======

    COMPONENTS OF NET PERIODIC PENSION COST

                                                 JANUARY 29, 2000    JANUARY 30, 1999
                                                 -----------------   -----------------
Service cost--benefits earned during the
  period.......................................        $328                $293
  Interest cost on projected benefit
    obligation.................................         226                 191
  Expected return on plan assets...............          --                  --
  Amortization of unrecognized prior service
    cost.......................................         164                 164
                                                       ----                ----
Net periodic pension cost......................        $718                $648
                                                       ====                ====

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 14: NET INCOME PER SHARE

    A reconciliation of the numerators and denominators used in basic and diluted net income per share is as follows (in thousands, except for share data):

                                                   JANUARY 29, 2000    JANUARY 30, 1999    JANUARY 31, 1998
                                                   -----------------   -----------------   -----------------
Net income.......................................     $   14,183          $   25,954          $   21,250
                                                      ==========          ==========          ==========
Weighted average number of common shares:
Basic............................................     12,425,704          13,085,587          13,552,502
Effect of dilutive securities--stock options.....        387,634             495,646             347,375
                                                      ----------          ----------          ----------
Diluted..........................................     12,813,338          13,581,233          13,899,877
                                                      ==========          ==========          ==========

Net income per share:
Basic............................................     $     1.14          $     1.98          $     1.57
Effect of dilutive securities--stock options.....           0.03                0.07                0.04
                                                      ----------          ----------          ----------
Diluted..........................................     $     1.11          $     1.91          $     1.53
                                                      ==========          ==========          ==========

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

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

NOTE 16: UNAUDITED QUARTERLY FINANCIAL DATA

(In thousands except for share data)

FISCAL YEAR ENDED JANUARY 29, 2000

                                                                         NET INCOME PER   NET INCOME PER
QUARTER                            SALES     GROSS MARGIN   NET INCOME    SHARE, BASIC    SHARE, DILUTED
-------                           --------   ------------   ----------   --------------   --------------
First Quarter...................  $122,835     $ 35,843      $ 4,399         $0.36            $0.34
Second Quarter..................   126,904       35,965        3,686          0.30             0.29
Third Quarter...................   131,465       36,843        2,747          0.22             0.22
Fourth Quarter..................   143,203       35,744        3,351          0.27             0.27
                                  --------     --------      -------
For the Year....................  $524,407     $144,395      $14,183         $1.14            $1.11
                                  ========     ========      =======

FISCAL YEAR ENDED JANUARY 30, 1999

                                                                         NET INCOME PER   NET INCOME PER
QUARTER                            SALES     GROSS MARGIN   NET INCOME    SHARE, BASIC    SHARE, DILUTED
-------                           --------   ------------   ----------   --------------   --------------
First Quarter...................  $104,845     $ 29,973      $ 3,488         $0.26            $0.25
Second Quarter..................   113,036       32,888        4,879          0.36             0.35
Third Quarter...................   121,622       36,501        5,418          0.42             0.41
Fourth Quarter..................   145,886       49,500       12,169          0.99             0.95
                                  --------     --------      -------
For the Year....................  $485,389     $148,862      $25,954         $1.98            $1.91
                                  ========     ========      =======

    Net income per share is computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

                                 EXHIBIT INDEX

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
                 *3.1   --Restated Certificate of Incorporation of the Company.

                 *3.2   --Bylaws of the Company.

                 *4.1   --Specimen Certificate of the Class A Stock, par value $.10 per share.

                 *4.2   --Specimen Certificate of the Class B Stock, par value $.10 per share.

           *******4.3   --Shareholder Rights Plan.

         ********10.1   --Lease between the Company and Foothill-Parkstone I, LLC, dated November 21, 1996.

                *10.3   --Services Agreement, dated December 30, 1988, and First
                          amendment to Services Agreement, dated June 1, 1990,
                          between the Company and Kathy Bronstein.

             **10.3.1   --Second amendment to Services Agreement between the Company and Kathy Bronstein, dated March 23, 1992.

            ***10.3.2   --Services Agreement between the Company and Edmond Thomas, dated June 22, 1992.

           ****10.3.3   --Third amendment to Services Agreement between the Company and Kathy Bronstein, dated November 17, 1994.

           ****10.3.4   --First amendment to Services Agreement between the Company and Edmond Thomas, dated November 17, 1994.

           ****10.3.5   --Fourth amendment to Services Agreement between the Company and Kathy Bronstein, dated January 13, 1995.

           ****10.3.6   --Second amendment to Services Agreement between the Company and Edmond Thomas, dated January 13, 1995.

          *****10.3.7   --Fifth amendment to Services Agreement between the Company and Kathy Bronstein, dated January 30, 1995.

          *****10.3.8   --Sixth amendment to Services Agreement between the Company and Kathy Bronstein, dated February 2, 1996.

          *****10.3.9   --Third amendment to Services Agreement between the Company and Edmond Thomas, dated February 2, 1996.

    *********10.3.9.1   --Fourth amendment to Services Agreement between the Company and Edmond Thomas, dated January 1, 1995.

   **********10.3.9.2   --Fifth amendment to Services Agreement between the Company and Edmond Thomas, dated March 31, 1999.

   **********10.3.9.3   --Sixth amendment to Services Agreement between the Company and Edmond Thomas, dated April 16, 1999.

   **********10.3.9.4   --Seventh amendment to Services Agreement between the
                          Company and Kathy Bronstein, dated April 16, 1999.

                *10.4   --1990 Long-Term Incentive Plan.

               **10.5   --Credit Agreement between the Company and Bank of America, dated as of April 20, 1992.

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
            ***10.5.1   --Credit Agreement between the Company and Bank of America, dated June 23, 1993, as amended.

           ****10.5.2   --Amendments No. 1 and No. 2 to Credit Agreement between the
                          Company and Bank of America, dated January 25, 1994 and
                          June 1, 1994, respectively.

          *****10.5.3   --Business Loan Agreement between the Company and Bank of
                          America, containing Term Loan and Revolving Line of
                          Credit, dated June 30, 1995.

          *****10.5.4   --Business Loan Agreement between the Company and Bank of
                          America, containing Revolving Line of Credit for Contempo
                          Casuals, Inc. dated June 30, 1995.

      *********10.5.5   --Amendment No. 1 to Business Loan Agreement between the
                          Company and Bank of America, containing Term Loan and
                          Revolving Line of Credit, dated May 7, 1998.

      *********10.5.6   --Amendment No. 2 to Business Loan Agreement between the
                          Company and Bank of America, containing Term Loan and
                          Revolving Line of Credit, dated June 12, 1998.

      *********10.5.7   --Amendment No. 3 to Business Loan Agreement between the
                          Company and Bank of America, containing Term Loan and
                          Revolving Line of Credit, dated November 6, 1998.

      *********10.5.8   --Amendment No. 4 to Business Loan Agreement between the
                          Company and Bank of America, containing Term Loan and
                          Revolving Line of Credit, dated March 31, 1999.

               10.5.9   --Business Loan Agreement between the Company and Bank of
                          America, containing Loan and Revolving Line of Credit;
                          Term dated October 29, 1999.

         ******10.6.1   --"Key Man" life insurance policy for Edmond Thomas.

      *********10.6.2   --"Key Man" life insurance policy for Kathy Bronstein.

              ***10.7   --1994 Long-Term Incentive Plan.

                *10.8   --Stock Purchase and Stock Transfer Restriction Agreement
                          among Kathy Bronstein, Suzy Shier, Inc. and the Company
                          dated December 30, 1988.

             ****10.9   --Indemnification Agreement between the Company and various
                          Executives and Directors, dated January 3, 1995, and
                          schedule listing all parties thereto.

          ******10.10   --1996 Long-Term Incentive Plan.

        ********10.11   --Supplemental Employee Retirement Plan.

            *****21.1   --Subsidiaries of the Registrant.

                 23.1   --Consent of Deloitte & Touche LLP, independent auditors.

                 27.1   --Financial Data Schedule--Fiscal 1999

------------------------

         *Denotes exhibits incorporated by reference to the Company's
          Registration Statement File No. 33-34895.

        **Denotes exhibits incorporated by reference to the Company's Annual
          Report on Form 10-K for the fiscal year ended January 30, 1993.

       ***Denotes exhibits incorporated by reference to the Company's Annual
          Report on Form 10-K for the fiscal year ended January 29, 1994.

      ****Denotes exhibits incorporated by reference to the Company's Annual
          Report on Form 10-K for the fiscal year ended January 28, 1995.

     *****Denotes exhibits incorporated by reference to the Company's Annual
          Report on Form 10-K for the fiscal year ended February 3, 1996.

    ******Denotes exhibits incorporated by reference to the Company's Annual
          Report on Form 10-K for the fiscal year ended February 1, 1997.

   *******Denotes exhibits incorporated by reference to the Company's Current
          Report on Form 8-K filed on August 25, 1997.

  ********Denotes exhibits incorporated by reference to the Company's Annual
          Report on Form 10-K for the fiscal year ended January 31, 1998.

 *********Denotes exhibits incorporated by reference to the Company's Annual
          Report on Form 10-K for the fiscal year ended January 30, 1999.

**********Denotes exhibits incorporated by reference to the Company's Proxy
          Statement dated May 4, 1999.