Form 10-Q
period 2000-04-29
WET SEAL INC
filed 2000-06-13
CIK 863456

                                THE UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

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
         The number of shares outstanding of the registrant's Class A
Common Stock and Class B Common Stock par value $.10 per share, at June 6, 2000 were 10,904,023 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at June 6, 2000.

                               THE WET SEAL, INC.
                                    FORM 10-Q

                                      INDEX




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets as of April 29, 2000 (unaudited) and
         January 29, 2000 ...................................................3-4

         Consolidated statements of income and comprehensive income (unaudited)
         for the 13 weeks ended April 29, 2000 and May 1,1999..................5

         Consolidated statements of cash flows (unaudited) for the 13 weeks ended April 29, 2000 and May 1,1999...................................6

         Notes to consolidated financial statements..........................7-8


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................9-14


PART II. OTHER INFORMATION...................................................15

         SIGNATURE PAGE......................................................16

                               THE WET SEAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      APRIL 29,          JANUARY 29,
                                                                                           2000                 2000
                                                                             -------------------  -------------------
                                                                                    (unaudited)
    ASSETS

    CURRENT ASSETS:
      Cash and cash equivalents                                                     $36,730,000          $44,921,000
      Short-term investments                                                         22,241,000           26,395,000
      Other receivables                                                               4,095,000            3,909,000
      Merchandise inventories                                                        39,769,000           33,288,000
      Deferred tax charges                                                            1,560,000            1,560,000
                                                                             -------------------  -------------------
        Total current assets                                                        104,395,000          110,073,000
                                                                             -------------------  -------------------

    EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
      Leasehold improvements                                                        102,472,000           99,679,000
      Furniture, fixtures and equipment                                              48,562,000           47,488,000
      Leasehold rights                                                                2,944,000            2,944,000
      Construction in progress                                                          133,000                    -
                                                                             -------------------  -------------------
                                                                                    154,111,000          150,111,000
      Less accumulated depreciation                                                 (75,840,000)         (73,167,000)
                                                                             -------------------  -------------------
        Net equipment and leasehold improvements                                     78,271,000           76,944,000
                                                                             -------------------  -------------------

    LONG-TERM INVESTMENTS                                                            23,475,000            7,287,000

    OTHER ASSETS:
      Deferred taxes and other assets                                                11,579,000           11,594,000
      Goodwill, net of accumulated amortization of
        $1,090,000 and $992,000 as of April 29, 2000
        and January 29, 2000, respectively                                            7,013,000            7,111,000
                                                                             -------------------  -------------------
         Total other assets                                                          18,592,000           18,705,000
                                                                             -------------------  -------------------
                                                                                   $224,733,000         $213,009,000
                                                                             ===================  ===================

    See accompanying notes to consolidated financial statements

                               THE WET SEAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      APRIL 29,          JANUARY 29,
                                                                                           2000                 2000
                                                                             -------------------  -------------------
                                                                                     (unaudited)

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
      Accounts payable                                                              $53,151,000          $39,448,000
      Accrued liabilities                                                            17,048,000           20,611,000
      Income taxes payable                                                                    -              543,000
      Current portion of long-term debt                                               1,264,000            1,764,000
                                                                             -------------------  -------------------

        Total current liabilities                                                    71,463,000           62,366,000
                                                                             -------------------  -------------------


    LONG-TERM LIABILITIES:
      Deferred rent                                                                   8,640,000            8,501,000
      Other long-term liabilities                                                     4,128,000            3,909,000
                                                                             -------------------  ----------------------

        Total long-term liabilities                                                  12,768,000           12,410,000
                                                                             -------------------  -------------------

        Total liabilities                                                            84,231,000           74,776,000
                                                                             ===================  ===================


    STOCKHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, authorized
        2,000,000 shares; none issued and outstanding                                              -               -
      Common Stock, Class A, $.10 par value,
        authorized 20,000,000 shares;
        10,904,023 and 10,900,023 shares issued and outstanding
        at April 29, 2000 and January 29, 2000, respectively                          1,090,000            1,090,000
      Common Stock, Class B Convertible, $.10 par value,
        authorized 10,000,000 shares;
        2,912,665 shares issued and outstanding
        at April 29, 2000 and January 29, 2000                                          291,000              291,000
      Paid-in capital                                                                62,545,000           62,493,000
      Retained earnings                                                              96,774,000           94,557,000
      Other comprehensive income                                                       (139,000)            (139,000)
      Treasury stock, 1,347,600 shares at cost                                      (20,059,000)         (20,059,000)
                                                                             -------------------  -------------------

        Total stockholders' equity                                                  140,502,000          138,233,000
                                                                             -------------------  -------------------

                                                                                   $224,733,000         $213,009,000
                                                                             ===================  ===================


    See accompanying notes to consolidated financial statements

                               THE WET SEAL, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                         13 WEEKS ENDED
                                                                --------------------------------
                                                                  APRIL 29,             MAY 1,
                                                                    2000                1999
                                                                ------------        ------------
     SALES .................................................    $130,600,000        $122,835,000

     COST OF SALES (INCLUDING BUYING, DISTRIBUTION
         AND OCCUPANCY COSTS) ..............................      96,883,000          86,992,000
                                                                ------------        ------------

     GROSS MARGIN ..........................................      33,717,000          35,843,000

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..........      30,956,000          29,365,000
                                                                ------------        ------------

     OPERATING INCOME ......................................       2,761,000           6,478,000

     INTEREST INCOME, NET ..................................         874,000             854,000
                                                                ------------        ------------

     INCOME BEFORE PROVISION FOR INCOME TAXES ..............       3,635,000           7,332,000

     PROVISION FOR INCOME TAXES ............................       1,418,000           2,933,000
                                                                ------------        ------------

     NET INCOME ............................................    $  2,217,000        $  4,399,000
                                                                ============        ============

     COMPREHENSIVE  INCOME .................................    $  2,217,000        $  4,399,000
                                                                ============        ============

     NET INCOME PER SHARE, BASIC ...........................    $       0.18        $       0.36
                                                                ============        ============

     NET INCOME PER SHARE, DILUTED .........................    $       0.18        $       0.34
                                                                ============        ============

     WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC ............      12,465,934          12,316,908
                                                                ============        ============

     WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED ..........      12,630,886          12,807,031
                                                                ============        ============

     See accompanying notes to consolidated financial statements

                               THE WET SEAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    13 WEEKS ENDED
                                                                                              ----------------------------
                                                                                                APRIL 29,        MAY 1,
                                                                                                  2000            1999
                                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................................   $  2,217,000    $  4,399,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization .....................................................      5,016,000       3,904,000
        Loss on disposal of equipment and leasehold improvements ..........................         39,000            --
        Changes in operating assets and liabilities:
          Other receivables ...............................................................       (186,000)       (926,000)
          Merchandise inventories .........................................................     (6,481,000)     (9,830,000)
          Prepaid expenses ................................................................           --        (7,674,000)
          Other assets ....................................................................         15,000         (41,000)
          Accounts payable and accrued liabilities ........................................     10,140,000      16,889,000
          Income taxes payable ............................................................       (543,000)     (6,190,000)
          Deferred rent ...................................................................        139,000         392,000
          Other long-term liabilities .....................................................        219,000         172,000
                                                                                              ------------    ------------
     Net cash provided by operating activities ............................................     10,575,000       1,095,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in equipment and leasehold improvements .....................................     (6,284,000)    (17,780,000)
   Acquisition of store leases and store assets ...........................................           --       (15,702,000)
   Investment in marketable securities ....................................................    (16,188,000)     (3,051,000)
   Proceeds from sale of marketable securities ............................................      4,154,000      22,890,000
                                                                                              ------------    ------------
     Net cash used in investing activities ................................................    (18,318,000)    (13,643,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt ...................................................       (500,000)           --
   Proceeds from issuance of stock ........................................................         52,000       1,702,000
                                                                                              ------------    ------------
     Net cash (used in) provided by financing activities ..................................       (448,000)      1,702,000
                                                                                              ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................................     (8,191,000)    (10,846,000)

CASH AND CASH EQUIVALENTS, beginning of period ............................................     44,921,000      31,590,000
                                                                                              ------------    ------------

CASH AND CASH EQUIVALENTS, end of period ..................................................   $ 36,730,000    $ 20,744,000
                                                                                              ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest ..........................................................................   $     24,000    $     38,000
        Income taxes, net .................................................................   $  2,989,000    $ 10,177,000

     See accompanying notes to consolidated financial statements

                               THE WET SEAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

         The information set forth in these consolidated financial statements is unaudited except for the January 29, 2000 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended April 29, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001 (fiscal 2000). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended January 29, 2000.

NOTE 2 - LINE OF CREDIT AND LOAN PAYABLE TO BANK:

         Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $50,000,000 on a revolving basis through July 1, 2001. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.5%. As of April 29, 2000, the Company had no borrowings outstanding under the credit arrangement.

         In June 1995, the Company entered into an unsecured five-year, $10,000,000 term loan. The loan bears interest at Bank of America's prime rate plus 0.25% or, at the Company's option, LIBOR plus 1.5%. The outstanding debt balance as of April 29, 2000 was $1,264,000. This loan was repaid in full on May 24, 2000.

         The credit arrangement and the term loan impose quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement and the term loan require that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At April 29, 2000, the Company was in compliance with these covenants.

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

                                                          13 WEEKS ENDED      13 WEEKS ENDED
                                                          APRIL 29, 2000        MAY 1, 1999
                                                          --------------       ------------
Net income: ...........................................    $  2,217,000        $  4,399,000
                                                           ============        ============

Weighted average Number of common shares:
Basic .................................................      12,465,934          12,316,908

Effect of dilutive
Securities-stock options ..............................         164,952             490,123
                                                           ------------        ------------

Diluted ...............................................      12,630,886          12,807,031



Net income per share: .................................    $       0.18        $       0.36
Basic

Effect of dilutive
Securities-stock options ..............................            0.00                0.02
                                                           ------------        ------------

Diluted ...............................................    $       0.18        $       0.34


NOTE 4 - TREASURY STOCK:

         The Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of April 29, 2000, 1,347,600 shares had been repurchased at a cost of $20,059,000. Such repurchased shares are reflected as Treasury Stock in the Company's consolidated balance sheet.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 560 retail stores in 42 states, Washington D.C. and Puerto Rico. Of the 560 stores, 245 are Contempo Casuals stores and 207 are Wet Seal stores which cater to the junior customer, 82 are Arden B. stores which focus on a young, contemporary woman and 26 are Limbo Lounge stores, a unisex concept. The Company initiated a catalog in fiscal 1998 and an e-commerce web-site in August 1999. In fiscal 2000, the Company does not plan to mail any catalogs, but will continue its e-commerce initiatives.

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

         As of April 29, 2000, the Company operated 559 stores compared to 537 stores as of May 1, 1999, the end of the first quarter of fiscal 1999. The Company opened 19 stores in the first quarter of fiscal 2000 and closed 8 stores.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

THE 13 WEEKS ENDED APRIL 29, 2000 (FIRST QUARTER OF FISCAL 2000) AS COMPARED TO THE 13 WEEKS ENDED MAY 1, 1999 (FIRST QUARTER OF FISCAL 1999)

     Sales in the first quarter of fiscal 2000 were $130,600,000 compared to sales in the first quarter of fiscal 1999 of $122,835,000, an increase of $7,765,000 or 6.3%. The dollar increase in sales was due to the net increase of 22 stores; 559 stores at the end of the first quarter of fiscal 2000 compared to 537 stores at the end of the first quarter of fiscal 1999. Comparable store sales decreased 4.6% for the first quarter compared to an increase of 2.9% in the first quarter of fiscal 1999. Comparable store sales are defined as sales in stores that were open throughout the full prior 14 months.

     Cost of sales, including buying, distribution and occupancy costs, was $96,883,000 in the first quarter of fiscal 2000 compared to $86,992,000 in the first quarter of fiscal 1999, an increase of $9,891,000. The dollar increase in cost of sales in fiscal 2000 compared to fiscal 1999 was due primarily to the increase in sales. As a percentage of sales, cost of sales was 74.2% in the first quarter of fiscal 2000 compared to 70.8% in the first quarter of fiscal 1999, a increase of 3.4%. The increase in cost of sales as a percentage of sales related primarily to an increase in occupancy costs as a percent of sales due to the decrease in comparable store sales. The cost of merchandise as a percent of sales increased over the prior year due to the increase in markdowns offset by a slight improvement in the shrink rate in fiscal 2000 compared to fiscal 1999. The increase in markdowns resulted from the need to clear merchandise due to the decrease in comparable store sales. To a lesser extent, the increase was due to an increase in buying costs as a percentage of sales due to additional headcount added to support the increase in the number of stores. Offsetting these increases was a decrease in distribution costs related primarily to the decrease in the unit cost of processing in the current year and to the leveraging of fixed costs such as rent and depreciation to a higher overall sales base.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


     Selling, general and administrative expenses were $30,956,000 in the first quarter of fiscal 2000 compared to $29,365,000 in the first quarter of fiscal 1999, an increase of $1,591,000, or 5.4%. As a percentage of sales, selling, general and administrative expenses was 23.7% in fiscal 2000 compared to 23.9% in fiscal 1999, a decrease of 0.2%. The dollar increase in selling, general and administrative expenses in fiscal 2000 compared to fiscal 1999 was primarily due to the increase in total sales. The decrease as a percentage of sales was primarily related to a decrease in merchandise delivery costs and a decrease in advertising from the prior year. Offsetting this decrease, is the increase in selling wages and office wages as a percentage of sales due to the impact of the decrease in the comparable store sales on the fixed portion of these wages.

     Interest income, net, was $874,000 in the first quarter of fiscal 2000 compared to $854,000 in the first quarter of fiscal 1999, an increase of $20,000. This increase was due primarily to an increase in the average cash balance invested during the year.

     Income tax provision was $1,418,000 in first quarter of fiscal 2000 compared to $2,933,000 in the first quarter of fiscal 1999. The effective income tax rate was 39.0% compared to 40.0% in the prior year. The decrease in the effective tax rate was due to the decrease in income generated from states with higher effective tax rates.

     Based on the factors noted above, net income was $2,217,000 in the first quarter of fiscal 2000 compared to $4,399,000 in the first quarter of fiscal 1999, a decrease of $2,182,000 or 49.6%. As a percentage of sales, net income was 1.7% in the first quarter of fiscal 2000 compared to 3.6% in the first quarter of fiscal 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the first quarter of fiscal 2000 was $10,575,000. Working capital at April 29, 2000 was $32,932,000 compared to $47,707,000 at January 29, 2000, a decrease of $14,775,000. This decrease was primarily due to a net increase in long-term investments of $16,188,000, as current year excess cash has been invested in long-term investments with maturities of more than one year. This was offset to some extent by the increase in inventory and accounts payable. Inventory was $39,769,000 at April 29, 2000 compared to $33,288,000 at January 29, 2000, an increase of $6,481,000. The increase was due to a net increase of 11 stores, and the seasonal nature of the business; inventory levels are typically at a low point at year end. The increase in accounts payable and accrued liabilities of $10,140,000 compared to January 29, 2000 was primarily due to the increase in inventory.

     In the first quarter of fiscal 2000, the Company invested $6,284,000 in equipment and leasehold improvements, compared to $17,780,000 in the same period of the prior year. In the first quarter of fiscal 2000, the Company opened 19 stores compared to 85 stores opened in the first quarter of fiscal 1999. The Company currently estimates that the capital expenditures for the remainder of fiscal 2000 will be approximately $19,000,000. These planned expenditures relate primarily to new store openings and remodel construction.

     In September 1998, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A Common Stock. As of April 29, 2000, 1,347,600 shares had been repurchased at a cost of $20,059,000. Such repurchased shares are reflected as treasury stock in the accompanying consolidated financial statements.


     The Company has an unsecured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $50,000,000, maturing on July 1, 2001 and a five year amortizing unsecured term loan with Bank of America in an amount up to $10,000,000. As of April 29, 2000, the term loan had an outstanding balance of $1,264,000. This loan was repaid in full on May 24, 2000. At April 29, 2000, there were no outstanding

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

borrowings under the credit arrangement. The Company was in compliance with all terms and covenants of the credit arrangement and the term loan. The Company invests its excess funds primarily in a short-term investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes the Company's working capital and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements in the foreseeable future.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FSAB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 was initially effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the Company's consolidated results of operations or financial condition.

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

                                                        The Wet Seal, Inc.
                                                        (Registrant)



  Date: JUNE 12, 2000                              /S/KATHY BRONSTEIN
       ------------------------                    -----------------------------
                                                       Kathy Bronstein
                                                       Vice Chairman and Chief
                                                       Executive Officer and
                                                       Director (Principal
                                                       Executive Officer)

  Date: JUNE 12, 2000                              /S/EDMOND THOMAS
       ------------------------                    -----------------------------
                                                       Edmond Thomas
                                                       President and
                                                       Chief Operating Officer
                                                       and Director


  Date: JUNE 12, 2000                              /S/ANN CADIER KIM
       ------------------------                    -----------------------------
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