Form 10-Q
period 2000-07-29
WET SEAL INC
filed 2000-09-12
CIK 863456

                                THE UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


            / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

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
YES  X   NO
   -----   -----

         The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock par value $.10 per share, at September 7, 2000 were 10,904,023 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at September 7, 2000.

                               THE WET SEAL, INC.
                                    FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets as of July 29, 2000 (unaudited)
            and January 29, 2000.....................................      3-4

          Consolidated statements of income and comprehensive income
            (unaudited) for the 13 and 26 weeks ended July 29, 2000
            and July 31, 1999........................................        5

          Consolidated statements of cash flows (unaudited) for the
             26 weeks ended July 29, 2000 and July 31, 1999..........        6

          Notes to consolidated financial statements.................      7-8


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................     9-16


PART II.  OTHER INFORMATION..........................................       17

          SIGNATURE PAGE.............................................       18

                               THE WET SEAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               JULY 29,          JANUARY 29,
                                                                                   2000                 2000
                                                                      ------------------   ------------------
                                                                             (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $34,598,000          $44,921,000
  Short-term investments                                                     17,164,000           26,395,000
  Other receivables                                                           4,607,000            3,909,000
  Merchandise inventories                                                    44,212,000           33,288,000
  Deferred tax charges                                                        1,560,000            1,560,000
                                                                      ------------------   ------------------
    Total current assets                                                    102,141,000          110,073,000
                                                                      ------------------   ------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Leasehold improvements                                                    104,407,000           99,679,000
  Furniture, fixtures and equipment                                          54,346,000           47,488,000
  Leasehold rights                                                            2,944,000            2,944,000
  Construction in progress                                                    1,007,000                    -
                                                                      ------------------   ------------------
                                                                            162,704,000          150,111,000
  Less accumulated depreciation                                             (80,158,000)         (73,167,000)
                                                                      ------------------   ------------------
    Net equipment and leasehold improvements                                 82,546,000           76,944,000
                                                                      ------------------   ------------------

LONG-TERM INVESTMENTS                                                        26,479,000            7,287,000

OTHER ASSETS:
  Deferred taxes and other assets                                            11,581,000           11,594,000
  Goodwill, net of accumulated amortization of
    $1,189,000 and $992,000 as of July 29, 2000
    and January 29, 2000, respectively                                        6,914,000            7,111,000
                                                                      ------------------   ------------------
     Total other assets                                                      18,495,000           18,705,000
                                                                      ------------------   ------------------
                                                                           $229,661,000         $213,009,000
                                                                      ==================   ==================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               THE WET SEAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               JULY 29,          JANUARY 29,
                                                                                   2000                 2000
                                                                      ------------------   ------------------
                                                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $57,483,000          $39,448,000
  Accrued liabilities                                                        18,068,000           20,611,000
  Income taxes payable                                                                -              543,000
  Current portion of long-term debt                                                   -            1,764,000
                                                                      ------------------   ------------------
    Total current liabilities                                                75,551,000           62,366,000
                                                                      ------------------   ------------------

LONG-TERM LIABILITIES:
  Deferred rent                                                               8,800,000            8,501,000
  Other long-term liabilities                                                 4,347,000            3,909,000
                                                                      ------------------   ------------------
    Total long-term liabilities                                              13,147,000           12,410,000
                                                                      ------------------   ------------------
    Total liabilities                                                        88,698,000           74,776,000
                                                                      ------------------   ------------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, authorized
    2,000,000 shares; none issued and outstanding                                     -                    -
  Common Stock, Class A, $.10 par value,
    authorized 20,000,000 shares;
    10,904,023 and 10,900,023 shares issued and outstanding
    at July 29, 2000 and January 29, 2000, respectively                       1,090,000            1,090,000
  Common Stock, Class B Convertible, $.10 par value,
    authorized 10,000,000 shares;
    2,912,665 shares issued and outstanding
    at July 29, 2000 and January 29, 2000                                       291,000              291,000
  Paid-in capital                                                            62,545,000           62,493,000
  Retained earnings                                                          97,235,000           94,557,000
  Other comprehensive loss                                                     (139,000)            (139,000)
  Treasury stock, 1,347,600 shares at cost                                  (20,059,000)         (20,059,000)
                                                                      ------------------   ------------------
    Total stockholders' equity                                              140,963,000          138,233,000
                                                                      ------------------   ------------------
                                                                           $229,661,000         $213,009,000
                                                                      ==================   ==================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               THE WET SEAL, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                            13 WEEKS ENDED                            26 WEEKS ENDED
                                                 ---------------------------------------   --------------------------------------
                                                          JULY 29,             JULY 31,            JULY 29,             JULY 31,
                                                              2000                 1999                2000                 1999
                                                 ------------------   ------------------   -----------------   ------------------
SALES                                                 $128,194,000         $126,904,000        $258,794,000         $249,739,000

COST OF SALES (INCLUDING BUYING, DISTRIBUTION
    AND OCCUPANCY COSTS)                                98,202,000           90,939,000         195,085,000          177,931,000
                                                 ------------------   ------------------   -----------------   ------------------
GROSS MARGIN                                            29,992,000           35,965,000          63,709,000           71,808,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            30,349,000           30,497,000          61,305,000           59,862,000
                                                 ------------------   ------------------   -----------------   ------------------
OPERATING (LOSS) INCOME                                   (357,000)           5,468,000           2,404,000           11,946,000

INTEREST INCOME, NET                                     1,112,000              675,000           1,986,000            1,529,000
                                                 ------------------   ------------------   -----------------   ------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                   755,000            6,143,000           4,390,000           13,475,000

PROVISION FOR INCOME TAXES                                 294,000            2,457,000           1,712,000            5,390,000
                                                 ------------------   ------------------   -----------------   ------------------
NET INCOME                                                $461,000           $3,686,000          $2,678,000           $8,085,000
                                                 ==================   ==================   =================   ==================
COMPREHENSIVE INCOME                                      $461,000           $3,686,000          $2,678,000           $8,085,000
                                                 ==================   ==================   =================   ==================
NET INCOME PER SHARE, BASIC                                  $0.04                $0.30               $0.21                $0.65
                                                 ==================   ==================   =================   ==================
NET INCOME PER SHARE, DILUTED                                $0.04                $0.29               $0.21                $0.63
                                                 ==================   ==================   =================   ==================
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC              12,469,088           12,474,760          12,467,511           12,395,834
                                                 ==================   ==================   =================   ==================
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED            12,642,761           12,886,556          12,640,916           12,849,452
                                                 ==================   ==================   =================   ==================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               THE WET SEAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  26 WEEKS ENDED
                                                                      ---------------------------------------
                                                                               JULY 29,             JULY 31,
                                                                                   2000                 1999
                                                                      ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $2,678,000           $8,085,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                        10,126,000            8,552,000
        Loss on disposal of equipment and leasehold improvements                 46,000                    -
        Changes in operating assets and liabilities:
          Other receivables                                                    (698,000)           2,295,000
          Merchandise inventories                                           (10,924,000)         (15,373,000)
          Prepaid expenses                                                            -           (7,814,000)
          Other assets                                                           13,000              (28,000)
          Accounts payable and accrued liabilities                           15,492,000           12,688,000
          Income taxes payable                                                 (543,000)          (5,445,000)
          Deferred rent                                                         299,000              613,000
          Other long-term liabilities                                           438,000              345,000
                                                                      ------------------   ------------------
     Net cash provided by operating activities                               16,927,000            3,918,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in equipment and leasehold improvements                       (15,577,000)         (22,261,000)
   Acquisition of store leases and store assets                                       -          (15,704,000)
   Investment in marketable securities                                      (19,192,000)          (8,612,000)
   Proceeds from sale of marketable securities                                9,231,000           29,704,000
                                                                      ------------------   ------------------
     Net cash used in investing activities                                  (25,538,000)         (16,873,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                      (1,764,000)                   -
   Proceeds from issuance of stock                                               52,000            1,709,000
                                                                      ------------------   ------------------
     Net cash (used in) provided by financing activities                     (1,712,000)           1,709,000
                                                                      ------------------   ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (10,323,000)         (11,246,000)

CASH AND CASH EQUIVALENTS, beginning of period                               44,921,000           31,590,000
                                                                      ------------------   ------------------

CASH AND CASH EQUIVALENTS, end of period                                    $34,598,000          $20,344,000
                                                                      ==================   ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                                $38,000              $74,000
        Income taxes, net                                                     4,410,000           10,834,000



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               THE WET SEAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

         The information set forth in these consolidated financial statements is unaudited except for the January 29, 2000 balance sheet. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 26 weeks ended July 29, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001 (fiscal 2000). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended January 29, 2000.

NOTE 2 - LINE OF CREDIT AND LOAN PAYABLE TO BANK:

         Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $50,000,000 on a revolving basis through July 1, 2001. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.5%. As of July 29, 2000, the Company had no borrowings outstanding under the credit arrangement.

         In June 1995, the Company entered into an unsecured five-year, $10,000,000 term loan with Bank of America. The loan bears interest at Bank of America's prime rate plus 0.25% or, at the Company's option, LIBOR plus 1.5%. This loan was repaid in full on May 24, 2000.

         The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement requires that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At July 29, 2000, the Company was in compliance with these covenants.

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

                                                   13 WEEKS ENDED      13 WEEKS ENDED      26 WEEKS ENDED      26 WEEKS ENDED
                                                    JULY 29, 2000       JULY 31, 1999       JULY 29, 2000       JULY 31, 1999
                                                   --------------      --------------      --------------      --------------
Net income.....................................         $461,000          $3,686,000          $2,678,000         $8,085,000
                                                   ==============      ==============      ==============      ==============
Weighted average
Number of common shares:

Basic..........................................       12,469,088          12,474,760          12,467,511         12,395,834

Effect of dilutive
Securities-stock options                                 173,673             411,796             173,405            453,618
                                                   --------------      --------------      --------------      --------------
Diluted........................................       12,642,761          12,886,556          12,640,916         12,849,452

Net income per share:

Basic..........................................            $0.04               $0.30               $0.21              $0.65

Effect of dilutive
Securities-stock options                                    0.00                0.01                0.00               0.02
                                                   --------------      --------------      --------------      --------------

Diluted........................................            $0.04               $0.29               $0.21              $0.63

NOTE 4 - TREASURY STOCK:

         The Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of July 29, 2000, 1,347,600 shares had been repurchased at a cost of $20,059,000. Such repurchased shares are reflected as Treasury Stock in the Company's consolidated balance sheet.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 567 retail stores in 42 states, Washington D.C. and Puerto Rico. Of the 567 stores, 245 are Contempo Casuals stores and 213 are Wet Seal stores which cater to the junior customer, 83 are Arden B. stores which focus on a young, contemporary woman and 26 are Limbo Lounge stores, a unisex concept. The Company initiated a catalog in fiscal 1998 and an e-commerce web-site in August 1999. In fiscal 2000, the Company does not plan to mail any catalogs, but will continue its e-commerce initiatives.

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

         As of July 29, 2000, the Company operated 561 stores compared to 539 stores as of July 31, 1999, the end of the second quarter of fiscal 1999. The Company opened 43 stores and closed 21 stores for the period from August 1, 1999 to July 29, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

THE 13 WEEKS ENDED JULY 29, 2000 (SECOND QUARTER OF FISCAL 2000) AS COMPARED TO THE 13 WEEKS ENDED JULY 31, 1999 (SECOND QUARTER OF FISCAL 1999)

        Sales in the second quarter of fiscal 2000 were $128,194,000 compared to sales in the second quarter of fiscal 1999 of $126,904,000, an increase of $1,290,000 or 1.0%. The dollar increase in sales was due to the net increase of 22 stores; 561 stores at the end of the second quarter of fiscal 2000 compared to 539 stores at the end of the second quarter of fiscal 1999. Comparable store sales decreased 2.9% for the second quarter compared to a decrease of 8.5% in the second quarter of fiscal 1999. Comparable store sales are defined as sales in stores that were open throughout the full prior 14 months.

         Cost of sales, including buying, distribution and occupancy costs, was $98,202,000 in the second quarter of fiscal 2000 compared to $90,939,000 in the second quarter of fiscal 1999, an increase of $7,263,000. The dollar increase in cost of sales in fiscal 2000 compared to fiscal 1999 was due primarily to the increase in sales. As a percentage of sales, cost of sales was 76.6% in the second quarter of fiscal 2000 compared to 71.7% in the second quarter of fiscal 1999, an increase of 4.9%. The increase in cost of sales as a percentage of sales related primarily to the increase in the cost of merchandise and occupancy costs as a percent of sales. The cost of merchandise as a percent of sales increased over the prior year due to the increase in markdowns. The increase in markdowns resulted from the need to clear merchandise due to the decrease in comparable store sales. In addition, there was a slight decrease in the initial mark up percentage which was planned. The increase in the occupancy costs as a percent of sales was due to the decrease in comparable store sales. To a lesser extent, the increase in cost of sales was due to an increase in buying costs as a percentage of sales due to additional headcount added to support the new divisions and the loss of leverage due to the decrease in comparable store sales. Distribution costs increased due to a shift in certain functions previously done at the stores.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

        Selling, general and administrative expenses were $30,349,000 in the second quarter of fiscal 2000 compared to $30,497,000 in the second quarter of fiscal 1999, a decrease of $148,000, or 0.5%. As a percentage of sales, selling, general and administrative expenses was 23.7% in fiscal 2000 compared to 24.0% in fiscal 1999, a decrease of 0.3%. The decrease as a percentage of sales was primarily related to a decrease in merchandise delivery costs and a decrease in advertising from the prior year. Also contributing to the decrease was a decrease in various operational expenses due to cost saving initiatives and a decrease in the year-to-date accrual for executive bonus due to the shortfall in earnings. Offsetting this decrease, is the increase in selling wages and office wages as a percentage of sales due to the impact of the decrease in the comparable store sales on the fixed portion of these wages.

         Interest income, net, was $1,112,000 in the second quarter of fiscal 2000 compared to $675,000 in the second quarter of fiscal 1999, an increase of $437,000. This increase was due primarily to an increase in the average cash balance invested during the second quarter and higher interest rates.

         Income tax provision was $294,000 in the second quarter of fiscal 2000 compared to $2,457,000 in the second quarter of fiscal 1999. The effective income tax rate was 39.0% compared to 40.0% in the prior year. The decrease in the effective tax rate was due to the decrease in income generated from states with higher effective tax rates.

         Based on the factors noted above, net income was $461,000 in the second quarter of fiscal 2000 compared to $3,686,000 in the second quarter of fiscal 1999, a decrease of $3,225,000 or 87.5%. As a percentage of sales, net income was 0.4% in the second quarter of fiscal 2000 compared to 2.9% in the second quarter of fiscal 1999.

THE 26 WEEKS ENDED JULY 29, 2000 (SECOND QUARTER OF FISCAL 2000) AS COMPARED TO THE 26 WEEKS ENDED JULY 31, 1999 (SECOND QUARTER OF FISCAL 1999)

        Sales in the 26 weeks ended July 29, 2000 were $258,794,000 compared to sales in the 26 weeks ended July 31, 1999 of $249,739,000, an increase of $9,055,000 or 3.6%. The dollar increase in sales was primarily due to the net increase of 22 stores during the period from August 1, 1999 to July 29, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Comparable store sales decreased 3.8% for the year to date in fiscal 2000 compared to a decrease of 3.0% for the year to date in fiscal 1999.

         Cost of sales, including buying, distribution and occupancy costs, was $195,085,000 in the second quarter year to date of fiscal 2000 compared to $177,931,000 in the second quarter year to date of fiscal 1999, an increase of $17,154,000. The dollar increase in cost of sales in fiscal 2000 compared to fiscal 1999 was due primarily to the increase in sales. As a percentage of sales, cost of sales was 75.4% in the second quarter year to date of fiscal 2000 compared to 71.2% in the second quarter year to date of fiscal 1999, an increase of 4.2%. The increase in cost of sales as a percentage of sales related primarily to an increase in occupancy costs and cost of merchandise. The increase in occupancy costs as a percent of sales was due to the decrease in comparable store sales. The cost of merchandise as a percent of sales increased over the prior year due to the increase in markdowns. The increase in markdowns resulted from the need to clear merchandise due to the decrease in comparable store sales. The cost of sales increase was also slightly impacted by a decrease in the initial mark up percentage which was planned. To a lesser extent, the increase in cost of sales was due to an increase in buying costs as a percentage of sales due to additional headcount added to support the new divisions and the loss of leverage due to the decrease in comparable store sales. Distribution costs increased due to a shift in certain functions previously done at the stores.

        Selling, general and administrative expenses were $61,305,000 in the second quarter year to date of fiscal 2000 compared to $59,862,000 in the second quarter year to date of fiscal 1999, an increase of $1,443,000, or 2.4%. As a percentage of sales, selling, general and administrative expenses was 23.7% in fiscal 2000 compared to 24.0% in fiscal 1999, a decrease of 0.3%. The dollar increase in selling, general and administrative expenses in fiscal 2000 compared to fiscal 1999 was primarily due to the increase in total sales. The decrease as a percentage of sales was related to a decrease in merchandise delivery costs, a decrease in advertising from the prior year, a decrease in operational costs due to cost saving initiatives and a decrease in the year to date accrual for executive bonuses due to the shortfall in earnings. Offsetting this decrease, is the increase in selling wages and office wages as a percentage of sales due to the impact of the decrease in the comparable store sales on the fixed portion of these wages and an increase in average wages.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

         Interest income, net, was $1,986,000 in the second quarter year to date of fiscal 2000 compared to $1,529,000 in the second quarter year to date of fiscal 1999, an increase of $457,000. This increase was due primarily to an increase in the average cash balance invested during the year and an increase in interest rates.

         Income tax provision was $1,712,000 in the second quarter year to date of fiscal 2000 compared to $5,390,000 in the second quarter year to date of fiscal 1999. The effective income tax rate was 39.0% compared to 40.0% in the prior year. The decrease in the effective tax rate was due to the decrease in income generated from states with higher effective tax rates.

         Based on the factors noted above, net income was $2,678,000 in the second quarter year to date of fiscal 2000 compared to $8,085,000 in the second quarter year to date of fiscal 1999, a decrease of $5,407,000 or 66.9%. As a percentage of sales, net income was 1.0% in the second quarter year to date of fiscal 2000 compared to 3.2% in the second quarter year to date of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the first half of fiscal 2000 was $16,927,000. Working capital at July 29, 2000 was $26,590,000 compared to $47,707,000 at January 29, 2000, a decrease of $21,117,000. This decrease was primarily due to a net increase in long-term investments of $19,192,000, as current year excess cash has been invested in long-term investments with maturities of more than one year. This was offset to some extent by the increase in inventory and accounts payable. Inventory was $44,212,000 at July 29, 2000 compared to $33,288,000 at January 29, 2000, an increase of $10,924,000. The increase was due to a net increase of 13 stores, and the seasonal nature of the business; inventory levels are typically at a low point at year end. The increase in accounts payable and accrued liabilities of $15,492,000 compared to January 29, 2000 was primarily due to the increase in inventory.

         In the first half of fiscal 2000, the Company invested $15,577,000 in equipment and leasehold improvements, compared to $22,261,000 in the same period of the prior year. In the first half of fiscal 2000, the Company opened 25 stores and remodeled 11 stores compared to 91 stores opened and 6 stores remodeled in the first half of fiscal 1999. The Company currently estimates that the capital expenditures for the remainder of fiscal 2000 will be approximately $9,000,000. These planned expenditures relate primarily to new store openings and remodel construction.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

         In September 1998, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A Common Stock. As of July 29, 2000, 1,347,600 shares had been repurchased at a cost of $20,059,000. Such repurchased shares are reflected as treasury stock in the accompanying consolidated financial statements.

        The Company has an unsecured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $50,000,000, maturing on July 1, 2001. At July 29, 2000, there were no outstanding borrowings under the credit arrangement, and the Company was in compliance with all terms and covenants of the credit arrangement. The five year amortizing unsecured term loan with Bank of America in the amount of $10,000,000 was repaid in full on May 24, 2000.

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

SEASONALITY AND QUARTERLY OPERATING RESULTS

         The Company's business is seasonal by nature with the Christmas season (beginning the week of Thanksgiving and ending the second Saturday after Christmas) and the back-to-school season (beginning the last week of July and ending the second week of September), historically accounting for the largest percentage of sales volume. In the Company's three fiscal years ended January 29, 2000, the Christmas and back-to-school seasons together accounted for an average of approximately 32% of the Company's annual sales, after adjusting for sales increases related to new stores. The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

         Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

         In December 1999, the Security and Exchange Commission issued Staff Accounting Bulletin #101, "Revenue Recognition in Financial

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Statements" ("SAB 101"). SAB 101 summarizes the staff's views in applying accounting principals generally accepted in the United States of America to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal year 2000. The Company is currently evaluating the impact SAB 101 will have on its financial statements, if any.

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

ITEM 2    - CHANGES IN SECURITIES.  Not Applicable

ITEM 3    - DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4    - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Company held its most recent annual Meeting on May 31, 2000. At the meeting, the Company's shareholders elected Irving Teitelbaum, George H. Benter, Jr., Wilfred Posluns, Walter Loeb, Gerald Randolph, Stephen Gross, Alan Siegel, Kathy Bronstein, and Edmond Thomas to the Board of Directors with an affirmative vote of at least 8,081,756 Class A shares and 2,912,665 Class B shares for each director, with no more than 724,716 Class A shares voting against any director. The shareholders ratified the Company's selection of Deliotte and Touche LLP as the independent certified public accountants for the fiscal year ending February 3, 2001 with an affirmative vote of 8,785,872 Class A shares and 2,912,665 Class B shares, with 12,315 Class A shares voting against. Class A shares are entitled to one vote per share. Class B share are entitled to two votes per share.

ITEM 5    - OTHER INFORMATION.  Not Applicable

ITEM 6(a) - EXHIBITS.

            (27) Financial Data Schedule


ITEM 6(b) - REPORTS ON FORM 8-K.  Not Applicable

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Wet Seal, Inc.
                                        (Registrant)



  Date: SEPTEMBER 11, 2000              /s/KATHY BRONSTEIN
       ---------------------------      ---------------------------
                                        Kathy Bronstein
                                        Vice Chairman and Chief
                                        Executive Officer and
                                        Director (Principal
                                        Executive Officer)


  Date: SEPTEMBER 11, 2000              /s/EDMOND THOMAS
       ---------------------------      ---------------------------
                                        Edmond Thomas
                                        President and
                                        Chief Operating Officer
                                        and Director


  Date: SEPTEMBER 11, 2000              /s/ANN CADIER KIM
       ---------------------------      ---------------------------
                                        Ann Cadier Kim
                                        Senior Vice President of
                                        Finance and Chief
                                        Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)