Form 10-Q
period 2000-10-28
WET SEAL INC
filed 2000-12-12
CIK 863456

                                THE UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            ---
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

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

         The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock, par value $.10 per share, at December 7, 2000 were 10,904,023 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at December 7, 2000.

                               THE WET SEAL, INC.
                                    FORM 10-Q

                                      INDEX




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheets as of October 28, 2000
        (unaudited) and January 29, 2000 ..........................3-4

        Consolidated statements of income and comprehensive
        income (unaudited) for the 13 and 39 weeks ended
        October 28, 2000 and October 30, 1999 .......................5

        Consolidated statements of cash flows (unaudited) for
        the 39 weeks ended October 28, 2000 and October 30,
        1999.........................................................6

        Notes to consolidated financial statements.................7-8


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................9-15


PART II.OTHER INFORMATION...........................................16

        SIGNATURE PAGE..............................................17

                               THE WET SEAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                       October 28,      January 29,
                                                              2000             2000
                                                     -------------    -------------
                                                       (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $  41,418,000    $  44,921,000
  Short-term investments                                 6,986,000       26,395,000
  Other receivables                                      2,777,000        3,909,000
  Merchandise inventories                               42,282,000       33,288,000
  Deferred tax charges                                   1,560,000        1,560,000
                                                     -------------    -------------
    Total current assets                                95,023,000      110,073,000
                                                     -------------    -------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Leasehold improvements                               106,520,000       99,679,000
  Furniture, fixtures and equipment                     54,228,000       47,488,000
  Leasehold rights                                       2,944,000        2,944,000
  Construction in progress                                    --               --
                                                     -------------    -------------
                                                       163,692,000      150,111,000
  Less accumulated depreciation                        (85,482,000)     (73,167,000)
                                                     -------------    -------------
    Net equipment and leasehold improvements            78,210,000       76,944,000
                                                     -------------    -------------

LONG-TERM INVESTMENTS                                   35,872,000        7,287,000

OTHER ASSETS:
  Deferred taxes and other assets                       11,939,000       11,594,000
  Goodwill, net of accumulated amortization of
    $1,287,000 and $992,000 as of October 28, 2000
    and January 29, 2000, respectively                   6,816,000        7,111,000
                                                     -------------    -------------
     Total other assets                                 18,755,000       18,705,000
                                                     -------------    -------------
                                                     $ 227,860,000    $ 213,009,000
                                                     =============    =============

                               THE WET SEAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                October 28,      January 29,
                                                                       2000             2000
                                                              -------------    -------------
                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                            $  51,134,000    $  39,448,000
  Accrued liabilities                                            18,471,000       20,611,000
  Income taxes payable                                               29,000          543,000
  Current portion of long-term debt                                    --          1,764,000
                                                              -------------    -------------
    Total current liabilities                                    69,634,000       62,366,000
                                                              -------------    -------------

LONG-TERM LIABILITIES:
  Deferred rent                                                   9,033,000        8,501,000
  Other long-term liabilities                                     4,565,000        3,909,000
                                                              -------------    -------------
    Total long-term liabilities                                  13,598,000       12,410,000
                                                              -------------    -------------
    Total liabilities                                            83,232,000       74,776,000
                                                              -------------    -------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, authorized
    2,000,000 shares; none issued and outstanding                      --               --
  Common Stock, Class A, $.10 par value,
    authorized 20,000,000 shares;
    10,904,023 and 10,900,023 shares issued and outstanding
    at October 28, 2000 and January 29, 2000, respectively        1,090,000        1,090,000
  Common Stock, Class B Convertible, $.10 par value,
    authorized 10,000,000 shares;
    2,912,665 shares issued and outstanding
    at October 28, 2000 and January 29, 2000                        291,000          291,000
  Paid-in capital                                                62,545,000       62,493,000
  Retained earnings                                             101,190,000       94,557,000
  Other comprehensive loss                                         (139,000)        (139,000)
  Treasury stock, 1,367,600 and 1,347,600 shares, at cost,
    at October 28, 2000 and January 29, 2000, respectively      (20,349,000)     (20,059,000)
                                                              -------------    -------------
    Total stockholders' equity                                  144,628,000      138,233,000
                                                              -------------    -------------
                                                              $ 227,860,000    $ 213,009,000
                                                              =============    =============

                               THE WET SEAL, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)


                                                      13 Weeks Ended                    39 Weeks Ended
                                                ---------------------------   ---------------------------
                                                 OCTOBER 28,    OCTOBER 30,    OCTOBER 28,    OCTOBER 30,
                                                        2000           1999           2000           1999
                                                ------------   ------------   ------------   ------------
SALES                                           $144,858,000   $131,465,000   $403,652,000   $381,204,000

COST OF SALES (INCLUDING BUYING, DISTRIBUTION
    AND OCCUPANCY COSTS)                         104,665,000     94,622,000    299,750,000    272,553,000
                                                ------------   ------------   ------------   ------------

GROSS MARGIN                                      40,193,000     36,843,000    103,902,000    108,651,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      34,764,000     32,940,000     96,068,000     92,802,000
                                                ------------   ------------   ------------   ------------

OPERATING (LOSS) INCOME                            5,429,000      3,903,000      7,834,000     15,849,000

INTEREST INCOME, NET                               1,106,000        701,000      3,091,000      2,230,000
                                                ------------   ------------   ------------   ------------

INCOME BEFORE PROVISION FOR INCOME TAXES           6,535,000      4,604,000     10,925,000     18,079,000

PROVISION FOR INCOME TAXES                         2,580,000      1,857,000      4,292,000      7,247,000
                                                ------------   ------------   ------------   ------------

NET INCOME                                      $  3,955,000   $  2,747,000   $  6,633,000   $ 10,832,000
                                                ============   ============   ============   ============

COMPREHENSIVE INCOME                            $  3,955,000   $  2,747,000   $  6,633,000   $ 10,832,000
                                                ============   ============   ============   ============

NET INCOME PER SHARE, BASIC                     $       0.32   $       0.22   $       0.53   $       0.87
                                                ============   ============   ============   ============

NET INCOME PER SHARE, DILUTED                   $       0.31   $       0.22   $       0.52   $       0.84
                                                ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC        12,459,418     12,455,973     12,464,813     12,415,880
                                                ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED      12,691,110     12,574,681     12,653,577     12,833,058
                                                ============   ============   ============   ============

                               THE WET SEAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          39 WEEKS ENDED
                                                                   ----------------------------
                                                                    October 28,     October 30,
                                                                           2000            1999
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  6,633,000    $ 10,832,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                15,550,000      13,471,000
        Loss on disposal of equipment and leasehold improvements         44,000            --
        Changes in operating assets and liabilities:
          Other receivables                                           1,132,000       1,371,000
          Merchandise inventories                                    (8,994,000)    (10,079,000)
          Prepaid expenses                                                 --        (7,689,000)
          Other assets                                                 (345,000)       (464,000)
          Accounts payable and accrued liabilities                    9,546,000      (1,107,000)
          Income taxes payable                                         (514,000)     (4,394,000)
          Deferred rent                                                 532,000         937,000
          Other long-term liabilities                                   656,000         517,000
                                                                   ------------    ------------
     Net cash provided by operating activities                       24,240,000       3,395,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in equipment and leasehold improvements               (16,565,000)    (27,749,000)
   Acquisition of store leases and store assets                            --       (15,704,000)
   Investment in marketable securities                              (28,585,000)     (3,879,000)
   Proceeds from sale of marketable securities                       19,409,000      18,749,000
                                                                   ------------    ------------
     Net cash used in investing activities                          (25,741,000)    (28,583,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                              (1,764,000)           --
   Purchase of treasury stock                                          (290,000)       (384,000)
   Proceeds from issuance of stock                                       52,000       1,709,000
                                                                   ------------    ------------
     Net cash (used in) provided by  financing activities            (2,002,000)      1,325,000
                                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (3,503,000)    (23,863,000)

CASH AND CASH EQUIVALENTS, beginning of period                       44,921,000      31,590,000
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                           $ 41,418,000    $  7,727,000
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                   $     38,000    $    100,000
        Income taxes, net                                             4,789,000      11,386,000

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

         In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 39 weeks ended October 28, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001 (fiscal 2000). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended January 29, 2000.

NOTE 2 - LINE OF CREDIT AND LOAN PAYABLE TO BANK:

         Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $50,000,000 on a revolving basis through July 1, 2001. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.5%. As of October 28, 2000, the Company had no borrowings outstanding under the credit arrangement.

         In June 1995, the Company entered into an unsecured five-year, $10,000,000 term loan with Bank of America. The loan bears interest at Bank of America's prime rate plus 0.25% or, at the Company's option, LIBOR plus 1.5%. This loan was repaid in full on May 24, 2000.

         The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement requires that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At October 28, 2000, the Company was in compliance with these covenants.

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

                                             13 WEEKS ENDED    13 WEEKS ENDED    39 WEEKS ENDED   39 WEEKS ENDED
                                            OCTOBER 28, 2000  OCTOBER 30, 1999  OCTOBER 28, 2000 OCTOBER 30, 1999
                                            ----------------  ----------------  ---------------- ----------------
Net income ..............................      $ 3,955,000      $ 2,747,000      $ 6,633,000      $   10,832,000
                                               ===========      ===========      ===========      ==============

Weighted average Number of common shares:
Basic ...................................       12,459,418       12,455,973       12,464,813          12,415,880

Effect of dilutive
Securities-stock options ................          231,692          118,708          188,764             417,178
                                               -----------      -----------      -----------      --------------
Diluted .................................       12,691,110       12,574,681       12,653,577          12,833,058


Net income per share:
Basic ...................................      $      0.32      $      0.22      $      0.53      $         0.87

Effect of dilutive
Securities-stock options ................             0.01             0.00             0.01                0.03
                                               -----------      -----------      -----------      --------------

Diluted .................................      $      0.31      $      0.22      $      0.52      $         0.84


NOTE 4 - TREASURY STOCK:

         The Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of October 28, 2000, 1,367,600 shares had been repurchased at a cost of $20,349,000. Such repurchased shares are reflected as Treasury Stock in the Company's consolidated balance sheet.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 570 retail stores in 42 states, Washington D.C. and Puerto Rico. Of the 570 stores, 244 are Contempo Casuals stores and 215 are Wet Seal stores which cater to the junior customer, 85 are Arden B. stores which focus on a young, contemporary woman and 26 are Limbo Lounge stores, a unisex concept. The Company initiated an e-commerce web-site in August 1999.

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

         As of October 28, 2000, the Company operated 568 stores compared to 545 stores as of October 30, 1999, the end of the third quarter of fiscal 1999. The Company opened 43 stores and closed 20 stores for the period from October 31, 1999 to October 28, 2000.

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.


RESULTS OF OPERATIONS

THE 13 WEEKS ENDED OCTOBER 28, 2000 (THIRD QUARTER OF FISCAL 2000) AS COMPARED TO THE 13 WEEKS ENDED OCTOBER 30, 1999 (THIRD QUARTER OF FISCAL 1999)

        Sales in the third quarter of fiscal 2000 were $144,858,000 compared to sales in the third quarter of fiscal 1999 of $131,465,000, an increase of $13,393,000, or 10.2%. The dollar increase in sales was due to the net increase of 23 stores and the 6.8% increase in comparable store sales. There were 568 stores at the end of the third quarter of fiscal 2000 compared to 545 stores at the end of the third quarter of fiscal 1999. Comparable store sales increased 6.8% for the third quarter compared to a decrease of 11.6% in the third quarter of fiscal 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Comparable store sales are defined as sales in stores that were open throughout the full prior 14 months.

         Cost of sales, including buying, distribution and occupancy costs, was $104,665,000 in the third quarter of fiscal 2000 compared to $94,622,000 in the third quarter of fiscal 1999, an increase of $10,043,000. The dollar increase in cost of sales in fiscal 2000 compared to fiscal 1999 was due primarily to the increase in sales. As a percentage of sales, cost of sales was 72.3% in the third quarter of fiscal 2000 compared to 72.0% in the third quarter of fiscal 1999, an increase of 0.3%. The increase in cost of sales as a percentage of sales related primarily to the increase in the cost of merchandise which was offset by the decrease in occupancy costs as a percent of sales. The cost of merchandise as a percentage of sales increased over the prior year due to a decrease in the initial mark up percentage. The decrease in the occupancy costs as a percentage of sales was due to the positive impact on leverage of store occupancy due to the increase in comparable store sales. To a lesser extent, the increase in cost of sales was due to an increase in buying costs as a percentage of sales due to additional headcount added to support the new divisions. The increase in distribution costs as a percentage of sales was due to a shift in certain functions previously performed at the stores.

        Selling, general and administrative expenses were $34,764,000 in the third quarter of fiscal 2000 compared to $32,940,000 in the third quarter of fiscal 1999, an increase of $1,824,000, or 5.5%. As a percentage of sales, selling, general and administrative expenses were 24.0% in fiscal 2000 compared to 25.1% in fiscal 1999, a decrease of 1.1%. The decrease as a percentage of sales was primarily related to a decrease in advertising from the prior year and the decision to discontinue the catalog business in order to further develop the company's e-commerce business. Also contributing to the decrease was a decrease in various operational expenses. Offsetting this decrease was an increase in executive salaries due to the separation payment to the former president.

         Interest income, net, was $1,106,000 in the third quarter of fiscal 2000 compared to $701,000 in the third quarter of fiscal 1999, an increase of $405,000. This increase was due primarily to an increase in the average cash balance invested during the third quarter and higher interest rates.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

         Income tax provision was $2,580,000 in the third quarter of fiscal 2000 compared to $1,857,000 in the third quarter of fiscal 1999. The effective income tax rate was 39.5% compared to 40.3% in the prior year. The decrease in the effective tax rate was due to the decrease in income generated from states with higher effective tax rates.

         Based on the factors noted above, net income was $3,955,000 in the third quarter of fiscal 2000 compared to $2,747,000 in the third quarter of fiscal 1999, an increase of $1,208,000, or 44.0%. As a percentage of sales, net income was 2.7% in the third quarter of fiscal 2000 compared to 2.1% in the third quarter of fiscal 1999.

THE 39 WEEKS ENDED OCTOBER 28, 2000 (THE NINE MONTHS ENDED OCTOBER 28, 2000) AS COMPARED TO THE 39 WEEKS ENDED OCTOBER 30, 1999 (THE NINE MONTHS ENDED OCTOBER 30, 1999)

         Sales in the 39 weeks ended October 28, 2000 were $403,652,000 compared to sales in the 39 weeks ended October 30, 1999 of $381,204,000, an increase of $22,448,000 or 5.9%. The dollar increase in sales was primarily due to the net increase of 23 stores during the period from October 31, 1999 to October 28, 2000. Comparable store sales decreased 0.2% for the nine months ended October 28, 2000 compared to a decrease of 7.1% for the nine months ended October 30, 1999.

         Cost of sales, including buying, distribution and occupancy costs, was $299,750,000 for the nine months ended October 28, 2000 compared to $272,553,000 for the nine months ended October 30, 1999, an increase of $27,197,000. The dollar increase in cost of sales in fiscal 2000 compared to fiscal 1999 was due primarily to the increase in sales. As a percentage of sales, cost of sales was 74.3% for the nine months ended October 28, 2000 compared to 71.5% for the nine months ended October 30, 1999, an increase of 2.8%. The increase in cost of sales as a percentage of sales related primarily to an increase in occupancy costs and cost of merchandise. The increase in occupancy costs as a percentage of sales was due to the decrease in comparable store sales. The cost of merchandise as a percentage of sales increased over the prior year due to an increase in markdowns. The increase in markdowns resulted from the need to clear merchandise due to the decrease in comparable store sales. The cost of sales increase was also impacted by a decrease in the initial mark up percentage.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

To a lesser extent, the increase in cost of sales was due to an increase in buying costs as a percentage of sales due to additional headcount added to support the new divisions and the loss of leverage due to the decrease in comparable store sales. The increase in distribution costs as a percentage of sales was due to a shift in certain functions previously done at the stores.

        Selling, general and administrative expenses were $96,068,000 for the nine months ended October 28, 2000 compared to $92,802,000 for the nine months ended October 30, 1999, an increase of $3,266,000, or 3.5%. As a percentage of sales, selling, general and administrative expenses was 23.8% in fiscal 2000 compared to 24.3% in fiscal 1999, a decrease of 0.5%. The dollar increase in selling, general and administrative expenses in fiscal 2000 compared to fiscal 1999 was primarily due to the increase in total sales. The decrease as a percentage of sales was related to a decrease in advertising from the prior year, a decrease in costs related to the catalog which was discontinued in order to further develop the company's e-commerce business and a decrease in the year to date accrual for executive bonuses due to the shortfall in earnings. Offsetting this decrease to selling, general and administrative expenses is an increase in executive salaries due to the separation payment to the former president.

         Interest income, net, was $3,091,000 for the nine months ended October 28, 2000 compared to $2,230,000 for the nine months ended October 30, 1999, an increase of $861,000. This increase was due primarily to an increase in the average cash balance invested during the year and an increase in interest rates.

         Income tax provision was $4,292,000 for the nine months ended October 28, 2000 compared to $7,247,000 for the nine months ended October 30, 1999. The effective income tax rate was 39.3% compared to 40.0% in the prior year. The decrease in the effective tax rate was due to the decrease in income generated from states with higher effective tax rates.

         Based on the factors noted above, net income was $6,633,000 for the nine months ended October 28, 2000 compared to $10,832,000 for the nine months ended October 30, 1999, a decrease of $4,199,000 or 38.8%. As a percentage of sales, net income was 1.6% for the nine months ended October 28, 2000 compared to 2.8% for the nine months ended October 30, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the nine months ended October 28, 2000 was $24,240,000. Working capital at October 28, 2000 was $25,389,000 compared to $47,707,000 at January 29, 2000, a decrease of $22,318,000. This decrease was primarily due to a net increase in long-term investments of $28,585,000, as current year excess cash has been invested in long-term investments with maturities of more than one year. This was offset to some extent by the increase in inventory and accounts payable. Inventory was $42,282,000 at October 28, 2000 compared to $33,288,000 at January 29, 2000, an increase of $8,994,000. The increase was due to a net increase of 20 stores, and the seasonal nature of the business; inventory levels are typically at a low point at year end. The increase in accounts payable and accrued liabilities of $9,546,000 compared to January 29, 2000 was primarily due to the increase in inventory.

         For the nine months ended October 28, 2000, the Company invested $16,565,000 in equipment and leasehold improvements, compared to $27,749,000 in the same period of the prior year. For the nine months ended October 28, 2000, the Company opened 34 stores and remodeled 17 stores compared to 100 stores opened and 12 stores remodeled for the nine months ended October 30, 1999. The Company currently estimates that the capital expenditures for the remainder of fiscal 2000 will be approximately $6,445,000. These planned expenditures relate primarily to new store openings and remodel construction.

         In September 1998, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A Common Stock. As of October 28, 2000, 1,367,600 shares had been repurchased at a cost of $20,349,000. Such repurchased shares are reflected as treasury stock in the accompanying consolidated financial statements.

        The Company has an unsecured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $50,000,000, maturing on July 1, 2001. At October 28, 2000, there were no outstanding borrowings under the credit arrangement, and the Company was in compliance with all terms and covenants of the credit arrangement. The five year amortizing unsecured term loan with Bank of America in the amount of $10,000,000 was repaid in full on May 24, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

        The Company invests its excess funds primarily in a long-term investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes the Company's working capital and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements in the foreseeable future.

SEASONALITY AND QUARTERLY OPERATING RESULTS

         The Company's business is seasonal by nature with the Christmas season (beginning the week of Thanksgiving and ending the third Saturday after Christmas) and the back-to-school season (beginning the last week of July and ending the third week of September) historically accounting for the largest percentage of sales volume. In the Company's three fiscal years ended January 29, 2000, the Christmas and back-to-school seasons together accounted for an average of approximately 32% of the Company's annual sales, after adjusting for sales increases related to new stores. The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

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

         In December 1999, the Security and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal year 2000. The Company does not believe SAB 101 will have a significant impact on its financial statements.

         In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 is an interpretation of Accounting Principal Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as non compensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

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


ITEM 6(b) - REPORTS ON FORM 8-K. None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        The Wet Seal, Inc.
                                        (Registrant)



  Date: December 11, 2000                 /s/ Kathy Bronstein
       ----------------------------     ------------------------
                                        Kathy Bronstein
                                        Vice Chairman and Chief
                                        Executive Officer and
                                        Director (Principal
                                        Executive Officer)




  Date: December 11, 2000                 /s/ Ann Cadier Kim
       ----------------------------     ------------------------
                                        Ann Cadier Kim
                                        Senior Vice President of
                                        Finance and Chief
                                        Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)