Form 10-K
period 2001-02-03
WET SEAL INC
filed 2001-04-06
CIK 863456

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

                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18632

                            ------------------------

                               THE WET SEAL, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                               33-0415940
        (State of Incorporation)          (I.R.S. Employer Identification No.)
   26972 BURBANK, FOOTHILL RANCH, CA                     92610
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates as of March 15, 2001 was $309,588,267.

    The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock, par value $.10 per share, at March 15, 2001 was 11,496,946 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at March 15, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders' to be filed with the Commission within 120 days of February 3, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The Wet Seal, Inc., a Delaware corporation ("Wet Seal" or the "Company"), founded in 1962, is a nationwide specialty retailer of fashionable and contemporary apparel and accessory items designed for consumers with a young, active lifestyle. As of March 15, 2001, the Company operated 552 retail stores in 42 states, Washington D.C. and Puerto Rico, including 101 in California, 53 in Florida, and 38 in Texas. Of the 552 stores, 242 operate under the "CONTEMPO CASUALS" trademark, 225 operate under the "WET SEAL" trademark, and 85 operate under the "ARDEN B." trademark. Arden B. was introduced as a retail concept by the Company in November 1998, and offers a collection of fashion separates and accessories for all parts of the fashionable, sophisticated, contemporary customer's lifestyle. Limbo Lounge was discontinued as a retail concept by the Company at the end of fiscal 2000. The Company introduced a catalog in fiscal 1998 and continued it through fiscal 1999. In fiscal 2000, the Company did not mail any catalogs. The Company introduced an e-commerce web-site, which includes on-line shopping in August 1999.

    On March 25, 2001, the Company acquired the leases, merchandise inventory and furniture and fixtures for 18 Zutopia stores from Gymboree, Inc. Zutopia is a "tween" retail concept which caters to the female customer ages 5 to 12. The Company intends to continue to operate the acquired store locations under the Zutopia name.

PRODUCTS AND MERCHANDISING

    Both Wet Seal and Contempo Casuals stores target the same fashion-conscious junior customer. The Company merchandises both stores similarly. In duplicate locations (stores located in malls where the Company operates both a Wet Seal and a Contempo Casuals store), the Company differentiates the locations by displaying the merchandise differently in each of the stores, by differentiating the marketing and will occasionally differentiate some of the merchandise mix. In fiscal 2001, the company plans to convert the majority of the Contempo Casuals stores to the Wet Seal name in order to build a stronger brand presence for the Wet Seal brand. The Company provides a balance of moderately priced fashionable brand name and Company-developed apparel and accessories that appeal to consumers with young, active lifestyles. The Company believes that Company-developed apparel differentiates it from its competitors.

    In the fourth quarter of fiscal 1998, the Company opened the first Arden B. store. Arden B. caters to the fashionable, sophisticated, contemporary customer. Arden B. stores offer a collection of fashion separates and accessories for all parts of our customer's lifestyle; everyday, wear-to-work, special occasion and casual, all under the "Arden B." brand name. The Company currently operates 85 Arden B. stores nationwide.

    In the fourth quarter of fiscal 1996, the Company introduced a store concept called Limbo Lounge. The Company closed the Limbo Lounge division at the end of fiscal 2000 and is in the process of converting the majority of the 26 store locations to Wet Seal or Contempo Casuals stores.

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

DESIGN, BUYING AND PRODUCT DEVELOPMENT

    The Company's experienced design and buying teams are responsible for identifying evolving fashion trends and then developing themes to guide the Company's merchandising strategy. Each retail concept has a separate buying team. The merchandising team for each retail concept develops a fashion theme and strategy through the references of fashion services and publications, shopping the European market, shopping the appropriate domestic vendor base and through customer response to current trends in each division. After selecting a fashion theme to promote, the design and buying teams work closely with vendors to modify colors, materials and designs and create an image consistent with the theme for the Company's product offerings. Additionally, the Company has increased its focus on developing exclusive designs and brands to reinforce the fashion statements of its merchandise offerings as well as to increase the perception of Wet Seal, Contempo Casuals and Arden B. as destination stores for the customer.

SOURCING AND VENDOR RELATIONSHIPS

    The Company purchases its merchandise from numerous domestic vendors and a number of foreign vendors. Although in fiscal 2000 no single vendor accounted for more than 10% of the Company's merchandise and only one vendor accounted for more than 5%, management believes the Company is the largest customer of many of its smaller vendors. Management believes the Company's importance to these vendors allows it to provide significant input into their design, manufacturing and distribution processes, and has enabled the Company to negotiate favorable terms with such vendors. Quality control is monitored carefully at the distribution points of its largest vendors and manufacturers, and all merchandise is inspected upon arrival at the Company's Foothill Ranch, California distribution center. The Company does not have any long-term or exclusive contracts with any particular manufacturer or supplier for either brand name or Company developed apparel.

ALLOCATION AND DISTRIBUTION

    The Company's merchandising effort primarily focuses on maintaining a regular flow of fresh, fashionable merchandise into its stores. Successful execution depends in large part on the Company's integrated planning, allocation and distribution functions. By working closely with District and Regional Directors and merchandise buyers, the team of planners and allocators manage inventory levels and coordinate the allocation of merchandise to each of the Company's stores based on sales volume, climate and other factors that may influence individual stores' product mix.

    All merchandise for retail stores is received from vendors at the Company's Foothill Ranch, California distribution facility, where items are inspected for quality and fit and prepared for shipping to the Company's stores. Merchandise for the e-commerce web-site is distributed through a third party fulfillment house. The Company ships all of its merchandise by common carrier. Consistent with the Company's goal of maintaining the freshness of its product offerings, the Company ships new merchandise to each store daily.

    In keeping with the Company's policy of introducing new merchandise, markdowns are taken regularly to effect a rapid sale of slow-moving inventory. Merchandise, which remains unsold, is periodically shipped to the Company's clearance stores where further markdowns are taken as needed in order to move the merchandise. Sales of merchandise at these stores aggregated $6.8 million for the fiscal year ended February 3, 2001. These stores operate under the Wet Seal, Contempo Casuals and Arden B. names.

MARKETING, ADVERTISING AND PROMOTION

    The Company believes that the highly visible locations of its stores within regional shopping malls, broad selection of fashionable merchandise and dynamic, entertaining in-store environments have contributed significantly to the Company's reputation as a destination store addressing the lifestyle of fashion-conscious young consumers. Consequently, the Company has historically relied more heavily on these factors and "word-of-mouth" advertising than more traditional forms of advertising such as print, radio and television.

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

    The Company encourages communication between and among its Regional and District Directors and senior management. Each of the Company's District Directors provides weekly reports to senior management concerning overall business conditions and specific aspects of their stores' operations. These reports are used to identify competitive trends and store level concerns in a timely manner. Store performance is also evaluated by senior management through the use of a "secret shopper" service that shops each store at least once a month.

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

    Most of the Company's stores are, and the Company expects that most of its new stores will be, located in regional, high-traffic shopping malls which contain at least one "anchor" department store. The Company places great emphasis on its location within a mall and attempts to locate stores in the higher-traffic areas of a mall and to obtain the greatest amount of frontage possible. The Company's average store size is approximately 3,970 square feet. Store hours are determined by the mall in which the store is located.

INFORMATION AND CONTROL SYSTEMS

    In order to accommodate future growth the Company converted and upgraded to a state of the art client server based merchandising system in fiscal 2000. Prior to the purchase of the new system and hardware the Company obtained assurance from the vendors that the products purchased are Year 2000 compliant.

    All of the Company's stores have a point-of-sale system operating on in-store computer hardware and internally developed software. The system features bar-coded ticket scanning, dial-out check and credit authorization and provides nightly polling transmittal of sales and inventory data between the stores and the Company's corporate office. The Company plans to convert to a new point-of-sale software program in fiscal 2001 in order to enhance customer service capabilities at the store level.

EXPANSION STRATEGY

    The Company currently plans to open approximately 30 new stores in fiscal 2001 and plans to continue to grow in the following year. The Company may, in limited instances and to the extent it deems advisable, seek to acquire additional businesses which complement or enhance the Company's operations. The Company currently has no commitments or understandings with respect to such business opportunities.

    The following table sets forth the number of stores in each state as of March 15, 2001:

STATE                  # OF STORES
-----                  -----------
Alabama..............        1
Arizona..............        9
Arkansas.............        1
California...........      101
Colorado.............        8
Connecticut..........       13
Delaware.............        2
Florida..............       53
Georgia..............       15
Hawaii...............        7
Illinois.............       34
Indiana..............        9
Iowa.................        3
Kansas...............        3
Kentucky.............        5

STATE                  # OF STORES
-----                  -----------
Louisiana............        4
Maine................        2
Maryland.............       13
Massachusetts........       20
Michigan.............       15
Minnesota............       11
Missouri.............        3
Nebraska.............        2
Nevada...............        6
New Hampshire........        3
New Jersey...........       32
New Mexico...........        3
New York.............       33
North Carolina.......        6
Ohio.................       16

STATE                  # OF STORES
-----                  -----------
Oklahoma.............        5
Oregon...............        1
Pennsylvania.........       21
Rhode Island.........        2
South Carolina.......        5
Tennessee............        5
Texas................       38
Utah.................        6
Virginia.............       17
Washington...........        7
West Virginia........        1
Wisconsin............        6
Washington D.C.......        2
Puerto Rico..........        3

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

TRADEMARKS

    The Company's primary trademarks and service marks are WET SEAL, CONTEMPO CASUALS, and LIMBO LOUNGE, which are registered in the U.S. Trademark Office. The Company has pending registrations in a number of classes for the trademark, ARDEN B., which are being opposed by Agnes Trouble. Agnes Trouble contends that its trademark and style agnes b. are infringed by Arden B. which the Company denies. Trial is likely to occur in calendar year 2001. If the Company were to lose at trial and is ordered to change the Arden B. name or logo it could have a negative impact on the business of the Arden B. division. The Company also uses and has registered, or has pending applications, for a number of other United States marks, including A. AUBREY, ACCESSORIES FOR LIFE, ACCOMPLICE, BLUE ASPHALT, CEMENT, CLUB CONTEMPO, EVOLUTION NOT REVOLUTION, FORMULA X, MEOW GENES, UNCIVILIZED, URBAN LIFE and URBAN VIBE. In general, the registrations for these trademarks and service marks are renewable indefinitely as long as the Company continues to use the marks as required by applicable trademark law. The Company is the owner of an allowed and currently pending service mark application for the mark

SEAL PUPS. The Company is not aware of any adverse claims or infringement actions relating to its trademarks or service marks other than those noted above.

COMPETITION

    The women's retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. The Company competes with specialty apparel retailers, department stores and certain other apparel retailers, including Charlotte Russe, Gadzooks, Pacific Sunwear, Forever 21, Express, bebe and Rampage. Many competitors are large national chains which have substantially greater financial, marketing and other resources than the Company. While the Company believes it competes effectively for favorable site locations and lease terms, competition for prime locations within a mall is intense.

EMPLOYEES

    As of February 3, 2001, the Company had 8,901 employees, consisting of 2,321 full-time employees and 6,580 part-time employees. Full-time personnel consisted of 1,213 salaried and 1,108 hourly employees. All part-time personnel are hourly employees. Of the total employees, 8,541 were sales personnel and 360 were administrative and distribution center personnel. Personnel at all levels of store operations are provided with cash incentives based upon various individual store sales targets.

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

    The following table sets forth information with respect to store openings and closings since fiscal 1996:

                                                                                  FISCAL YEARS
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
Stores open at beginning of year............................    548        454        389        364        364
Stores acquired during period(1)............................      0         78         19          0          0
Stores opened during period.................................     36         31         67         34         10
Stores closed during period.................................     32         15         21          9         10
                                                                ---        ---        ---        ---        ---
Stores open at end of period................................    552        548        454        389        364
                                                                ===        ===        ===        ===        ===

------------------------

(1) The Company acquired 19 stores on December 1, 1998 from Mothers Work, Inc. and 78 stores on February 1, 1999 from Britches of Georgetowne, Inc.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a defendant in a lawsuit entitled Agnes Trouble vs The Wet Seal, Inc. pending in the United States District Court for the Southern District of New York. The plaintiff seeks money damages in an unspecified amount and an injunction against the Company's use of the trademark Arden B. Plaintiff contends that its trademark and style agnes b. are infringed by Arden B. which the Company denies. Trial is likely to occur in calendar year 2001. If the Company were to lose at trial and is ordered to change the Arden B. name or logo it could have a negative impact on the business of the Arden B. division and the Company would incur costs to comply with the orders of the Court.

    In addition, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment of any of the pending litigations, the Company is adequately covered by insurance. As of March 15, 2001, the Company was not engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitations of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Class A Common Stock ("Common Stock") is listed on The NASDAQ Stock Market ("NASDAQ") under the symbol "WTSLA." As of March 15, 2001, there were 290 shareholders of record of the Company's Class A Common Stock. Additionally, the number of beneficial owners of the Company's Common Stock was estimated to be in excess of 4,500. The closing price of the Common Stock on March 15, 2001 was $27 11/16.

    The following table reflects the high and low sale prices of the Company's Common Stock as reported by Nasdaq for the last two fiscal years.

                                                                     FISCAL 2000                 FISCAL 1999
                                                              --------------------------   ------------------------
                                                                  HIGH           LOW          HIGH          LOW
                                                              ------------   -----------   ----------   -----------
First Quarter...............................................  $19 15/16      $10 1/8       $44 5/8      $32 1/2
Second Quarter..............................................  18 3/8         10 3/4        46 3/8       24
Third Quarter...............................................  16 7/8         11 1/16       23 3/8       13 3/16
Fourth Quarter..............................................  31 7/8         17 1/2        14 3/4       11

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table of certain selected data regarding the Company should be read in conjunction with the consolidated financial statements and notes thereto and with the "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data for the fiscal years ended January 31, 1998 and February 1, 1997 are derived from the Company's consolidated financial statements for such years that are not included herein.

                          FIVE YEAR FINANCIAL SUMMARY

FISCAL YEAR                            2000          1999          1998          1997          1996
-----------                         -----------   -----------   -----------   -----------   -----------
                                    FEBRUARY 3,   JANUARY 29,   JANUARY 30,   JANUARY 31,   FEBRUARY 1,
FISCAL YEAR ENDED                    2001 (1)        2000          1999          1998          1997
-----------------                   -----------   -----------   -----------   -----------   -----------
                                         (THOUSANDS EXCEPT PER SHARE AND PER SQUARE FOOT AMOUNTS,
                                                RATIOS, SHARE DATA AND SQUARE FOOTAGE DATA)
Operating Results
Sales.............................  $   580,182   $   524,407   $   485,389   $   412,463   $   374,942
Income before provision for income
  taxes...........................  $    31,727   $    23,842   $    42,202   $    36,325   $    26,217
Net income........................  $    19,512   $    14,183   $    25,954   $    21,250   $    15,252
Per Share Data
Net income, basic.................  $      1.56   $      1.14   $      1.98   $      1.57   $      1.15
Net income, diluted...............  $      1.54   $      1.11   $      1.91   $      1.53   $      1.13
Weighted average shares
  outstanding, basic..............   12,484,409    12,425,704    13,085,587    13,552,502    13,219,284
Weighted average shares
  outstanding, diluted............   12,662,307    12,813,338    13,581,233    13,899,877    13,459,810
Other Financial Information
Net income as a percentage of
  sales...........................          3.4%          2.7%          5.3%          5.2%          4.1%
Return on average stockholders'
  equity..........................        12.92%        10.97%         22.3%         20.8%         20.5%
Cash and marketable securities....  $   108,200   $    78,603   $    91,506   $    95,873   $    89,183
Working capital (2)...............  $    44,213   $    47,707   $    21,856   $    66,452   $    59,791
Ratio of current assets to current
  liabilities.....................          1.7           1.8           1.3           2.1           2.1
Total assets......................  $   243,911   $   213,009   $   197,490   $   184,223   $   154,752
Long-term debt....................  $             $             $     1,264   $     1,264   $     3,264
Total stockholders' equity........  $   163,793   $   138,233   $   120,278   $   112,994   $    91,120
Number of stores open at year
  end.............................          552           548           454           389           364
Number of stores acquired during
  the year........................                         78            19
Number of stores opened during the
  year............................           36            31            67            34            10
Number of stores closed during the
  year............................           32            15            21             9            10
Square footage of leased store
  space at year end...............    2,191,522     2,182,606     1,848,513     1,637,347     1,539,777
Percentage of increase in leased
  square footage..................          0.4%         18.1%         12.9%          6.3%          0.6%
Average sales per square foot of
  leased space (3)................  $       256   $       247   $       271   $       263   $       244
Average sales per store (3).......  $     1,020   $       988   $     1,132   $     1,112   $     1,030
Comparable store sales increase
  (decrease) (4)..................          3.9%         (9.8)%         2.1%          5.8%          8.8%

--------------------------

(1) Fiscal 2000 consisted of 53 weeks.

(2) The decrease in working capital in fiscal 1998 was due to the classification of $37,973,000 of cash investments as long-term in fiscal 1998.

(3) In fiscal 2000, the 53rd week of sales was excluded from "Sales" for purposes of calculating "Average sales per square foot" and "Average sales per store" in order to make fiscal 2000 comparable to prior years.

(4) In fiscal 2000, "Comparable store sales" were calculated using 52 weeks compared to the same 52 weeks in fiscal 1999. In fiscal 1996, "Comparable store sales" were calculated by excluding sales during the first week of fiscal 1995 (a 53 week year) in order to make fiscal 1995 comparable to fiscal 1996. Up through fiscal 1998 "Comparable store sales" are defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year. "Comparable store sales" for fiscal 1999 and fiscal 2000 are defined as sales in stores that were open at least 14 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 552 retail stores in 42 states, Washington D.C. and Puerto Rico. The Company operates the stores under the names "Wet Seal," "Contempo Casuals" and "Arden B." The Company initiated a catalog in fiscal 1998 and an e-commerce web-site in August 1999. In fiscal 2000, the Company did not mail any catalogs, but continued its e-commerce initiatives. Limbo Lounge was discontinued as a retail concept by the Company at the end of fiscal 2000. The majority of the 26 Limbo Lounge stores were converted or are in the process of converting to Wet Seal or Contempo Casuals stores.

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

    As of February 3, 2001, the Company operated 552 stores compared to 548 stores as of January 29, 2000, the end of fiscal 1999. The Company opened 36 stores during fiscal 2000 and closed 32 stores.

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

    Fiscal 2000 consists of the 53 week period ended February 3, 2001, fiscal 1999 consists of the 52 week period ended January 29, 2000 and fiscal 1998 consists of the 52 week period ended January 30, 1999. Comparable store sales for fiscal 2000 and fiscal 1999 are defined as sales in stores that were open at least 14 months. Comparable store sales for fiscal 1998 are defined as sales in stores that were open throughout the full fiscal year and throughout the full prior fiscal year. The change in the method of calculating comparable store sales in fiscal 1999 would not have resulted in any material change to the results of fiscal 1998 if applied retroactively to that fiscal year.

    The following table sets forth selected income statement data of the Company expressed as a percent of sales for the years indicated:

                                                                     AS A PERCENTAGE OF SALES
                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 3,   JANUARY 29,   JANUARY 30,
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
Sales (including frequent buyer sales income, catalog and
  web-site sales)...........................................     100.0%        100.0%        100.0%
Cost of sales (including buying, distribution and occupancy
  costs)....................................................      72.3          72.5          69.3
                                                                 -----         -----         -----
Gross margin................................................      27.7          27.5          30.7
Selling, general and administrative expenses................      23.1          23.8          22.8
                                                                 -----         -----         -----
Operating income............................................       4.6           3.7           7.9
Other income................................................        --           0.2            --
Interest income, net........................................       0.9           0.6           0.8
                                                                 -----         -----         -----
Income before provision for income taxes....................       5.5           4.5           8.7
Provision for income taxes..................................       2.1           1.8           3.4
                                                                 -----         -----         -----
Net income..................................................       3.4%          2.7%          5.3%
                                                                 =====         =====         =====

FISCAL 2000 COMPARED TO FISCAL 1999

    Sales in fiscal 2000 were $580,182,000 for the 53 week fiscal year compared to sales in fiscal 1999 of $524,407,000 for the 52 week fiscal year, an increase of $55,775,000, or 10.6%. The dollar increase in sales in fiscal 2000 compared to fiscal 1999 was due to the impact of the 36 new store openings in fiscal 2000 and the full year impact in 2000 of the 94 net new store openings in fiscal 1999. The increase in sales was also due to the increase in comparable store sales of 3.9 percent for the 52 weeks ended January 27, 2001 compared to the 52 weeks ended January 29, 2000. These increases were somewhat offset by the closing of 32 stores in fiscal 2000.

    Cost of sales, including buying, distribution and occupancy costs, was $419,310,000 in fiscal 2000 compared to $380,012,000 in fiscal 1999, an increase of $39,298,000, or 10.3%. As a percentage of sales, cost of sales decreased to 72.3% in fiscal 2000, from 72.5% in fiscal 1999, a decrease of 0.2%. The dollar increase in cost of sales in fiscal 2000 compared to fiscal 1999 was due primarily to the increase in the number of new stores and the increase in total sales. The decrease in cost of sales as a percentage of sales related primarily to a decrease in markdowns from the prior year. The prior year markdowns were higher due to the need to clear excess merchandise. Offsetting this decrease in the cost of sales were increases in buying costs, distribution costs and, to a lesser extent, occupancy costs. The increase in buying costs as a percentage of sales was due to additional headcount added to support the new divisions and further augment current infrastructure. Occupancy costs as a percentage of sales increased slightly as a result of an increase in depreciation.

    Selling, general and administrative expenses were $134,002,000 in fiscal 2000 compared to $124,712,000 in fiscal 1999, an increase of $9,290,000, or 7.4%. As a percentage of sales, selling, general and administrative expenses was 23.1% in fiscal 2000 compared to 23.8% in fiscal 1999, a decrease of 0.7%. The dollar increase in selling, general and administrative expenses in fiscal 2000 compared to fiscal 1999 was primarily due to leveraging expenses against the increase in total sales. The decrease as a percentage of sales was related to a decrease in advertising from the prior year, a decrease in costs related to the catalog which was discontinued and a decrease in the merchandise delivery cost. Offsetting this decrease to selling, general and administrative expenses as a percentage of sales was an increase in executive salaries due to the separation payment to the former president of the company and an increase in office wages related to the additional headcount added to support a larger organization. Included in selling, general and administrative expenses was the loss on disposal of the assets for the Limbo Lounge division of $2.0 million and the income derived from the reversal of a reserve for self insurance (see
Note 11 of Notes To Consolidated Financial Statements).

    The Company had no other income, net, in fiscal 2000 compared to $1,154,000 in fiscal 1999. Other income, net, for fiscal 1999 was related to the sale of one store lease.

    Interest income, net, was $4,857,000 in fiscal 2000 compared to $3,005,000 in fiscal 1999, an increase of $1,852,000. This increase was due primarily to an increase in the average cash balance invested during the year as well as an increase in the effective interest rates for the year.

    Income tax provision was $12,215,000 in fiscal 2000 compared to $9,659,000 in fiscal 1999. The effective income tax rate in fiscal 2000 was 38.5% compared to 40.5% in fiscal 1999. The decrease in the effective tax rate in fiscal 2000 compared to fiscal 1999 was due to an increase in income generated from states with lower effective tax rates.

    Based on the factors noted above, net income was $19,512,000 in fiscal 2000 compared to $14,183,000 in fiscal 1999, an increase of $5,329,000, or 37.6%. As a percentage of sales, net income was 3.4% in fiscal 2000 compared to 2.7% in fiscal 1999.

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

    Cost of sales, including buying, distribution and occupancy costs, was $380,012,000 in fiscal 1999 compared to $336,527,000 in fiscal 1998, an increase of $43,485,000 or 12.9%. As a percentage of sales, cost of sales increased to 72.5% in fiscal 1999, from 69.3% in fiscal 1998, an increase of 3.2%. The dollar increase in cost of sales in fiscal 1999 compared to fiscal 1998 was due primarily to the increase in the number of stores. The increase in cost of sales as a percentage of sales related primarily to an increase in occupancy costs as a percent of sales due to the decrease in comparable store sales. To a lesser extent, the increase was due to an increase in buying costs as a percentage of sales due to additional headcount added in fiscal 1999 to support the increase in the number of stores. Offsetting these increases was a decrease in distribution costs related primarily to the decrease in the unit cost of processing in the current year and to leveraging of fixed costs, such as rent and depreciation due to the increase in total sales. The cost of merchandise as a percent of sales was the same as the prior year. There was an improvement in the initial mark up and the shrink rate in fiscal 1999 compared to fiscal 1998, which was offset by an increase in markdowns. The increase in markdowns was related primarily with the need to clear merchandise due to the decrease in comparable store sales, particularly in the fourth quarter.

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

    Other income, net, was $1,154,000, or 0.2% of sales in fiscal 1999. Other income, net, was related to the sale of one store lease.

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

    Based on the factors noted above, net income was $14,183,000 in fiscal 1999 compared to $25,954,000 in fiscal 1998, a decrease of $11,771,000, or 45.4%. As a percentage of sales, net income was 2.7% in fiscal 1999 compared to 5.3% in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at the end of fiscal 2000, 1999 and 1998 was $44,213,000, $47,707,000 and $21,856,000, respectively. The decrease in working capital in fiscal 2000 compared to fiscal 1999 was primarily due to a net increase in long-term investments of $32,731,000, as current year excess cash has been invested in long-term investments with maturities of more than one year. This decrease was offset to some extent by the increase in prepaid expenses and the decrease in the current portion of long-term debt. Net cash provided by operating activities in fiscal 2000, 1999 and 1998 was $46,395,000, $28,795,000 and $43,950,000, respectively. The increase in net cash provided by operating activities in fiscal 2000 compared to fiscal 1999 was due primarily to the increase in net earnings. Further contributing to the increase was the increase in income taxes payable and the decrease in merchandise inventories. This was offset to some extent by the increase in prepaid rent expenses and net deferred taxes. The increase in income taxes payable was due to the increase in taxable income, particularly in the fourth quarter. The decrease in inventory over the prior year was related to the planned decrease in inventory levels.

    In fiscal 2000, 1999 and 1998 the Company invested $18,134,000, $26,819,000 and $26,503,000, respectively, in property and equipment and leasehold improvements. These expenditures related primarily to new store openings and remodels. In fiscal 2000, the Company opened 36 stores and remodeled 20 stores. In fiscal 1999, the Company acquired the leases and equipment and leasehold improvements for 78 store locations from Britches of Georgetowne, Inc. for $15,704,000, of which $6,972,000 was classified as goodwill. In fiscal 1998, the Company acquired the leases and equipment and leasehold improvements for 19 store locations from Mothers Work, Inc. for $1,911,000. The majority of the locations acquired were converted to Arden B. stores. Capital expenditures for fiscal 2001 are currently estimated to be $44,000,000, related primarily to planned new store openings and remodels.

    On March 25, 2001, the Company acquired the leases, merchandise inventory and furniture and fixtures for 18 Zutopia stores from Gymboree, Inc. Zutopia is a "tween" retail concept which caters to the female customer ages 5 to 12. The Company intends to continue to operate the acquired store locations under the Zutopia name.

    In September 1998, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A Common Stock. As of February 3, 2001, 1,367,600 shares had been repurchased at a cost of $20,349,000. Such repurchased shares are reflected as treasury stock in the accompanying consolidated financial statements.

    The Company has a secured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $50,000,000, maturing on July 1, 2001. The Company also had a five year amortizing unsecured term loan with Bank of America in an amount up to $10,000,000. This loan was repaid in full on May 24, 2000. At February 3, 2001, there were no outstanding borrowings under the credit arrangement and there were $5,512,000 open letters of credit related to imported inventory orders. The Company was in compliance with all terms and covenants of the credit arrangement. The Company invests its excess funds primarily in a short-term investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes the Company's working capital, investments and cash flows from operating activities will be sufficient to meet the Company's operating and capital requirements in the foreseeable future.

SEASONALITY AND INFLATION

    The Company's business is seasonal by nature with the Christmas season (beginning the week of Thanksgiving and ending the first Saturday after Christmas) and the back-to-school season (beginning the last week of July and ending the first week of September), historically accounting for the largest percentage of sales volume. In the Company's three fiscal years ended February 3, 2001, the Christmas and back-to-school seasons together accounted for an average of approximately 31% of the Company's annual sales, after adjusting for sales increases related to new stores. The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective February 4, 2001. The adoption of SFAS No. 133 will not have a material effect on the Company's consolidated results of operations or financial condition.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB No. 101 in the fourth quarter of fiscal year 2000. The adoption of SAB No. 101 did not have a material impact on the Company's consolidated results of operations or equity.

    In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions involving Stock Compensation." FIN No. 44 is an interpretation of Accounting Principal Board's ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Among other matters, FIN No. 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non compensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN No. 44 in the third quarter of fiscal 2000. The adoption of FIN No. 44 did not have a material impact on the Company's consolidated results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    To the extent the Company borrows under its credit facility, the Company would be exposed to market risk related to changes in interest rates. At February 3, 2001 no borrowings were outstanding under the Company's credit facility. See Notes 1 and 3 to the Company's Consolidated Financial Statements for further discussion of the Company's accounting policies for financial instruments. The Company is not a party with respect to derivative financial instruments.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    All of the information called for by Part III (Items 10 through 13) is incorporated by reference from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders to be held May 30, 2001, filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

       1.  Financial Statements      See "Index to Consolidated Financial
           Statements and Financial Statement Schedules".

       2.  Financial Statement Schedules      See "Index to Consolidated
           Financial Statements and Financial Statement Schedules".

       3.  Exhibits      See "Exhibit Index".

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year ended February 3, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE WET SEAL, INC.
                                             (REGISTRANT)

                                             By:              /s/ KATHY BRONSTEIN
                                                  ------------------------------------------
                                                                Kathy Bronstein
                                                   VICE CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                             By:              /s/ ANN CADIER KIM
                                                  ------------------------------------------
                                                                Ann Cadier Kim
                                                         EXECUTIVE VICE PRESIDENT AND
                                                            CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

              SIGNATURES                                TITLE                    DATE SIGNED
--------------------------------------  --------------------------------------  -------------
        /s/ IRVING TEITELBAUM           Chairman of the Board and Director      April 5, 2001
-------------------------------------
          Irving Teitelbaum

         /s/ KATHY BRONSTEIN            Vice Chairman and Chief Executive       April 5, 2001
-------------------------------------   Officer and Director (Principal
           Kathy Bronstein              Executive Officer)

          /s/ STEPHEN GROSS             Secretary and Director                  April 5, 2001
-------------------------------------
            Stephen Gross

          /s/ ANN CADIER KIM            Executive Vice President of Finance     April 5, 2001
-------------------------------------   and Chief Financial Officer (Principal
            Ann Cadier Kim              Financial and Accounting Officer)

       /s/ GEORGE H. BENTER JR.         Director                                April 5, 2001
-------------------------------------
         George H. Benter Jr.

          /s/ WALTER F. LOEB            Director                                April 5, 2001
-------------------------------------
            Walter F. Loeb

         /s/ WILFRED POSLUNS            Director                                April 5, 2001
-------------------------------------
           Wilfred Posluns

         /s/ GERALD RANDOLPH            Director                                April 5, 2001
-------------------------------------
           Gerald Randolph

           /s/ ALAN SIEGEL              Director                                April 5, 2001
-------------------------------------
             Alan Siegel

                               THE WET SEAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                              --------
INDEPENDENT AUDITORS' REPORT:

Report of Deloitte & Touche LLP.............................    F-2

FINANCIAL STATEMENTS:

Consolidated balance sheets as of February 3, 2001 and
  January 29, 2000..........................................    F-3

Consolidated statements of income for the fiscal years ended
  February 3, 2001, January 29, 2000 and January 30, 1999...    F-4

Consolidated statements of comprehensive income for the
  fiscal years ended February 3, 2001, January 29, 2000 and
  January 30, 1999..........................................    F-5

Consolidated statements of stockholders' equity for the
  fiscal years ended February 3, 2001, January 29, 2000 and
  January 30, 1999..........................................    F-6

Consolidated statements of cash flows for the fiscal years
  ended February 3, 2001, January 29, 2000 and January 30,
  1999......................................................    F-7

Notes to consolidated financial statements..................    F-8

FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
The Wet Seal, Inc.:

    We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. (the Company) as of February 3, 2001 and January 29, 2000 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Wet Seal, Inc. as of February 3, 2001 and January 29, 2000 and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Costa Mesa, California
March 16, 2001

                               THE WET SEAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 3, 2001   JANUARY 29, 2000
                                                              ----------------   ----------------
                                                                        (IN THOUSANDS)
                                             ASSETS
Current Assets:
Cash and cash equivalents (Note 1)..........................      $ 30,122           $ 44,921
Short-term investments (Note 3).............................        38,060             26,395
Other receivables...........................................         2,412              3,909
Merchandise inventories (Note 1)............................        30,102             33,288
Prepaid expenses, including prepaid rent of $8,856 as of
  February 3, 2001 (Note 1).................................         9,463                 --
Deferred tax charges (Note 4)...............................         1,094              1,560
                                                                  --------           --------
    Total current assets....................................       111,253            110,073
                                                                  --------           --------
Equipment and Leasehold Improvements (Note 1):
Leasehold improvements......................................        99,873             99,679
Furniture, fixtures and equipment...........................        54,048             47,488
Leasehold rights............................................         2,944              2,944
                                                                  --------           --------
                                                                   156,865            150,111
Less accumulated depreciation...............................       (85,483)           (73,167)
                                                                  --------           --------
    Net equipment and leasehold improvements................        71,382             76,944
Long-Term Investments (Note 3)..............................        40,018              7,287
OTHER ASSETS:
Deferred tax charges and other assets (Notes 4 and 12)......        14,541             11,594
Goodwill, net of accumulated amortization of $1,386,000 and
  $992,000 as of February 3, 2001 and January 29, 2000,
  respectively (Note 1).....................................         6,717              7,111
                                                                  --------           --------
    Total other assets......................................        21,258             18,705
                                                                  --------           --------
                                                                  $243,911           $213,009
                                                                  ========           ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................................      $ 43,681           $ 39,448
Accrued liabilities (Note 11)...............................        17,811             20,611
Income taxes payable (Note 4)...............................         5,548                543
Current portion of long-term debt...........................            --              1,764
                                                                  --------           --------
    Total current liabilities...............................        67,040             62,366
                                                                  --------           --------
Long-Term Liabilities:
Deferred rent (Note 1)......................................         9,191              8,501
Other long-term liabilities (Note 12).......................         3,887              3,909
                                                                  --------           --------
    Total long-term liabilities.............................        13,078             12,410
                                                                  --------           --------
    Total liabilities.......................................        80,118             74,776
                                                                  --------           --------
Commitments and Contingencies (Note 7)
Stockholders' Equity (Notes 5 and 6):
Preferred Stock, $.01 par value, authorized, 2,000,000
  shares; none issued and outstanding.......................            --                 --
Common Stock, Class A, $.10 par value, authorized 20,000,000 shares; 11,236,879 and 10,900,023 shares issued and
  outstanding at February 3, 2001 and January 29, 2000,
  respectively..............................................         1,124              1,090
Common Stock, Class B convertible, $.10 par value,
  authorized 10,000,000 shares; 2,912,665 shares issued and
  outstanding at February 3, 2001 and January 29, 2000......           291                291
Paid-in capital.............................................        68,658             62,493
Retained earnings...........................................       114,069             94,557
Other comprehensive loss (Note 12)..........................            --               (139)
Treasury stock, 1,367,600 and 1,347,600 shares, at cost, at
  February 3, 2001 and January 29, 2000, respectively.......       (20,349)           (20,059)
                                                                  --------           --------
    Total stockholders' equity..............................       163,793            138,233
                                                                  --------           --------
                                                                  $243,911           $213,009
                                                                  ========           ========

          See accompanying notes to consolidated financial statements.

                               THE WET SEAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   FEBRUARY 3, 2001   JANUARY 29, 2000   JANUARY 30, 1999
                                                   ----------------   ----------------   ----------------
SALES............................................     $  580,182         $  524,407         $  485,389
COST OF SALES (including buying, distribution and
  occupancy costs)...............................        419,310            380,012            336,527
                                                      ----------         ----------         ----------
GROSS MARGIN.....................................        160,872            144,395            148,862
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....        134,002            124,712            110,554
                                                      ----------         ----------         ----------
OPERATING INCOME.................................         26,870             19,683             38,308
OTHER INCOME.....................................             --              1,154                 --
INTEREST INCOME, NET.............................          4,857              3,005              3,894
                                                      ----------         ----------         ----------
INCOME BEFORE PROVISION FOR INCOME TAXES.........         31,727             23,842             42,202
PROVISION FOR INCOME TAXES (Note 4)..............         12,215              9,659             16,248
                                                      ----------         ----------         ----------
NET INCOME.......................................     $   19,512         $   14,183         $   25,954
                                                      ==========         ==========         ==========
NET INCOME PER SHARE, BASIC (Note 13)............     $     1.56         $     1.14         $     1.98
                                                      ==========         ==========         ==========
NET INCOME PER SHARE, DILUTED (Note 13)..........     $     1.54         $     1.11         $     1.91
                                                      ==========         ==========         ==========
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC (Note
  1).............................................     12,484,409         12,425,704         13,085,587
                                                      ==========         ==========         ==========
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED
  (Note 1).......................................     12,662,307         12,813,338         13,581,233
                                                      ==========         ==========         ==========

          See accompanying notes to consolidated financial statements.

                               THE WET SEAL, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   FEBRUARY 3, 2001   JANUARY 29, 2000   JANUARY 30, 1999
                                                   ----------------   ----------------   ----------------
NET INCOME.......................................       $19,512            $14,183            $25,954
                                                        -------            -------            -------
OTHER COMPREHENSIVE INCOME (LOSS):
SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN ADJUSTMENT
  (Note 12)......................................           139                 --               (139)
                                                        -------            -------            -------
COMPREHENSIVE INCOME.............................       $19,651            $14,183            $25,815
                                                        =======            =======            =======

          See accompanying notes to consolidated financial statements.

                               THE WET SEAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK
                        ----------------------------------------------
                               CLASS A                  CLASS B
                        ----------------------   ---------------------
                                                                         PAID-IN    RETAINED
                          SHARES     PAR VALUE    SHARES     PAR VALUE   CAPITAL    EARNINGS
                        ----------   ---------   ---------   ---------   --------   --------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at January 31,
  1998................  10,656,578    $1,066     2,912,665     $291      $57,217    $54,420
Stock issued pursuant
  to long-term
  incentive plan
  (Note 6)............      12,308         1            --       --          462         --
Exercise of stock
  options (Note 6)....      36,000         4            --       --          269         --
Tax benefit related to
  exercise of stock
  options (Note 6)....          --        --            --       --          408         --
Repurchase of common
  stock (Note 5)......          --        --            --       --           --         --
Supplemental Employee
  Retirement Plan
  adjustment
  (Note 12)...........          --        --            --       --           --         --
Net income............          --        --            --       --           --     25,954
                        ----------    ------     ---------     ----      -------    --------
Balance at January 30,
  1999................  10,704,886     1,071     2,912,665      291       58,356     80,374
Stock issued pursuant
  to long-term
  incentive plan
  (Note 6)............      10,137         1            --       --          110         --
Exercise of stock
  options (Note 6)....     185,000        18            --       --        1,691         --
Tax benefit related to
  exercise of stock
  options (Note 6)....          --        --            --       --        2,336         --
Repurchase of common
  stock (Note 5)......          --        --            --       --           --         --
Net income............          --        --            --       --           --     14,183
                        ----------    ------     ---------     ----      -------    --------
Balance at January 29,
  2000................  10,900,023     1,090     2,912,665      291       62,493     94,557
Stock issued pursuant
  to long-term
  incentive plan
  (Note 6)............      12,756         1            --       --          394         --
Exercise of stock
  options (Note 6)....     324,100        33            --       --        3,846         --
Tax benefit related to
  exercise of stock
  options (Note 6)....          --        --            --       --        1,925         --
Repurchase of common
  stock (Note 5)......          --        --            --       --           --         --
Supplemental Employee
  Retirement Plan
  adjustment
  (Note 12)...........          --        --            --       --           --         --
Net income............          --        --            --       --           --     19,512
                        ----------    ------     ---------     ----      -------    --------
Balance at February 3,
  2001................  11,236,879    $1,124     2,912,665     $291      $68,658    $114,069
                        ==========    ======     =========     ====      =======    ========


                            OTHER                       TOTAL
                          COMPREHEN-     TREASURY   STOCKHOLDERS'
                          SIVE LOSS       STOCK        EQUITY
                        --------------   --------   -------------
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at January 31,
  1998................       $ --        $    --      $112,994
Stock issued pursuant
  to long-term
  incentive plan
  (Note 6)............         --             --           463
Exercise of stock
  options (Note 6)....         --             --           273
Tax benefit related to
  exercise of stock
  options (Note 6)....         --             --           408
Repurchase of common
  stock (Note 5)......         --        (19,675)      (19,675)
Supplemental Employee
  Retirement Plan
  adjustment
  (Note 12)...........       (139)            --          (139)
Net income............         --             --        25,954
                             ----        --------     --------
Balance at January 30,
  1999................       (139)       (19,675)      120,278
Stock issued pursuant
  to long-term
  incentive plan
  (Note 6)............         --             --           111
Exercise of stock
  options (Note 6)....         --             --         1,709
Tax benefit related to
  exercise of stock
  options (Note 6)....         --             --         2,336
Repurchase of common
  stock (Note 5)......         --           (384)         (384)
Net income............         --             --        14,183
                             ----        --------     --------
Balance at January 29,
  2000................       (139)       (20,059)      138,233
Stock issued pursuant
  to long-term
  incentive plan
  (Note 6)............         --             --           395
Exercise of stock
  options (Note 6)....         --             --         3,879
Tax benefit related to
  exercise of stock
  options (Note 6)....         --             --         1,925
Repurchase of common
  stock (Note 5)......         --           (290)         (290)
Supplemental Employee
  Retirement Plan
  adjustment
  (Note 12)...........        139             --           139
Net income............         --             --        19,512
                             ----        --------     --------
Balance at February 3,
  2001................       $ --        $(20,349)    $163,793
                             ====        ========     ========

          See accompanying notes to consolidated financial statements.

                               THE WET SEAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FEBRUARY 3, 2001   JANUARY 29, 2000   JANUARY 30, 1999
                                                              ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................      $ 19,512           $14,183            $25,954
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................        22,284            18,771             13,039
  Loss on disposal of equipment and leasehold
    improvements............................................         2,295               546                 --
  Stock issued pursuant to long-term incentive plan.........           395               111                463
  Deferred tax, net.........................................        (2,742)              271             (1,124)
  Changes in operating assets and liabilities:
      Other receivables.....................................         1,497              (244)              (456)
      Merchandise inventories...............................         3,186            (5,286)            (1,118)
      Prepaid expenses......................................        (9,463)               --                330
      Other assets..........................................           261                43               (594)
      Accounts payable and accrued liabilities..............         1,433             2,114              1,517
      Income taxes payable..................................         6,930            (3,311)             4,045
      Deferred rent.........................................           690             1,043              1,204
      Other long-term liabilities...........................           117               554                690
                                                                  --------           -------            -------
      Net cash provided by operating activities.............        46,395            28,795             43,950
                                                                  --------           -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements..........       (18,134)          (26,819)           (26,503)
Acquisition of store leases and store assets................            --           (15,704)            (1,911)
Investment in marketable securities.........................      (103,221)           (4,452)           (83,018)
Proceeds from sale of marketable securities.................        58,336            30,686             43,418
                                                                  --------           -------            -------
      Net cash used in investing activities.................       (63,019)          (16,289)           (68,014)
                                                                  --------           -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt........................        (1,764)             (500)            (1,000)
Purchase of treasury stock..................................          (290)             (384)           (19,675)
Proceeds from issuance of common stock......................         3,879             1,709                273
                                                                  --------           -------            -------
      Net cash provided by (used in) financing activities...         1,825               825            (20,402)
                                                                  --------           -------            -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........       (14,799)           13,331            (44,466)
CASH AND CASH EQUIVALENTS, beginning of year................        44,921            31,590             76,056
                                                                  --------           -------            -------
CASH AND CASH EQUIVALENTS, end of year......................      $ 30,122           $44,921            $31,590
                                                                  ========           =======            =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................      $     38           $   146            $   194
  Income taxes, net.........................................      $  8,108           $12,902            $13,326

SCHEDULE OF NONCASH TRANSACTIONS:

        During the fifty-three weeks ended February 3, 2001 and fifty-two weeks ended January 29, 2000 and January 30, 1999, the Company recorded an increase to paid-in capital and a decrease to income taxes payable of $1,925,000, $2,336,000 and $408,000, respectively, related to tax benefits associated with the exercise of non-qualified stock options.

        During the fifty-three weeks ended February 3, 2001, the Company recorded an increase to other comprehensive income of $139,000 and a corresponding decrease to other long-term liabilities of $139,000, related to the Supplemental Employee Retirement Plan (see note 13).

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

                               THE WET SEAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Approximately 32% of the voting stock of the Company is held by a group of companies directly or indirectly controlled by two directors of the Company, one of whom is the Chairman of the Board.

    The Company's fiscal year ends on the Saturday closest to the end of January. The reporting period includes 53 weeks in fiscal 2000 and 52 weeks in each of the fiscal years 1999 and 1998.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of The Wet Seal, Inc. and its wholly owned subsidiary, The Wet Seal Retail, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

    The Company considers all highly-liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

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

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LONG-LIVED ASSETS

    The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS"),
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. At February 3, 2001, the Company believes there has been no impairment of the value of such assets.

INTANGIBLE ASSETS

    Excess of cost over net assets acquired (goodwill), which resulted from the acquisition of certain store assets in 1990 and 1999 is being amortized on the straight-line method over 20 years for the 1999 acquisition and over 25 years for the 1990 acquisition. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows from the acquired assets. At February 3, 2001 the Company determined the goodwill was recoverable.

REVENUE RECOGNITION

    Sales are recognized upon purchase by customer.

RENTAL EXPENSE

    Any defined rental escalation is averaged over the term of the related lease in order to provide level recognition of rental expense.

STORE PRE-OPENING COSTS

    Store opening and pre-opening costs are charged to expense as they are incurred.

ADVERTISING COSTS

    Costs for advertising related to retail operations consisting of magazine ads, in-store signage and promotions are expensed as incurred. Total advertising expenses related primarily to retail operations in fiscal 2000, 1999 and 1998 were $2,788,000, $5,567,000, and $1,993,000. In fiscal 1999, approximately
$2,872,000 was related to a print media advertising campaign.

INCOME TAX

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred tax charges are provided on items, principally depreciation and rent, for which there are temporary differences in recording such items for financial reporting purposes and for income tax purposes.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET INCOME PER SHARE

    In accordance with SFAS No. 128, "Earnings Per Share", net income per share, basic, is computed based on the weighted-average number of common shares outstanding for the period. Net income per share, diluted, is computed based on the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period (see note 13).

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective February 4, 2001. The adoption of SFAS No. 133 will not have a material effect on the Company's consolidated results of operations or financial condition.

    In December 1999, the Security and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB No. 101 in the fourth quarter of fiscal year 2000. The adoption of SAB No. 101 did not have a material impact on the Company's consolidated results of operations or equity.

    In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions involving Stock Compensation." FIN No. 44 is an interpretation of Accounting Principal Board's ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Among other matters, FIN No. 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non compensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN No. 44 in the third quarter of fiscal 2000. The adoption of FIN No. 44 did not have a material impact on the Company's consolidated results of operations or financial condition.

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

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Long-term investments consist of highly liquid interest bearing securities that are carried at amortized cost plus accrued income, which management believes approximates market.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (see note 6).

SEGMENT INFORMATION

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not currently have any separately reportable operating segments.

NOTE 2. ACQUISITION

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

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 3. INVESTMENTS

    Short-term investments consist of highly liquid interest bearing deposits purchased with an initial maturity exceeding three months with a remaining maturity at February 3, 2001 less than 12 months. Long-term investments consist of highly liquid interest bearing securities that mature beyond 12 months from the balance sheet date. It is management's intent to hold short-term and long-term investments to maturity. Short-term and long-term investments are carried at amortized cost plus accrued income, which approximates market at February 3, 2001.

    Investments are comprised of the following (in thousands):

                                                                      GROSS        GROSS      ESTIMATED
                                                        AMORTIZED   UNREALIZED   UNREALIZED     FAIR
DESCRIPTION                           MATURITY DATES      COST        GAINS        LOSSES       VALUE
-----------                          ----------------   ---------   ----------   ----------   ---------
FEBRUARY 3, 2001

Corporate bonds....................   Within one year    $ 6,480       $ 30         $ --       $ 6,510
Municipal bonds....................   Within one year     26,884         16           --        26,900
Government obligations.............   Within one year      3,946          4           --         3,950
Floating rate/Adjustable Notes.....   Within one year        750         --           --           750
Corporate bonds....................  One to two years     25,782        315           --        26,097
Municipal bonds....................  One to two years     14,236        131           --        14,367
                                                         -------       ----         ----       -------
                                                         $78,078       $496         $ --       $78,574
                                                         =======       ====         ====       =======

                                                                      GROSS        GROSS      ESTIMATED
                                                        AMORTIZED   UNREALIZED   UNREALIZED     FAIR
DESCRIPTION                           MATURITY DATES      COST        GAINS        LOSSES       VALUE
-----------                          ----------------   ---------   ----------   ----------   ---------
JANUARY 29, 2000
Corporate bonds....................   Within one year    $ 3,588       $ --         $ 90       $ 3,498
Municipal bonds....................   Within one year     10,507         --          236        10,271
Government obligations.............   Within one year     10,800         --          103        10,697
Floating rate/Adjustable Notes.....   Within one year      1,500         --           --         1,500
Municipal bonds....................  One to two years      7,287         --          108         7,179
                                                         -------       ----         ----       -------
                                                         $33,682       $ --         $537       $33,145
                                                         =======       ====         ====       =======

NOTE 4. PROVISION FOR INCOME TAXES

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

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 4. PROVISION FOR INCOME TAXES (CONTINUED)
    The components of the income tax provision are as follows (in thousands):

                                           FEBRUARY 3, 2001   JANUARY 29, 2000   JANUARY 30, 1999
                                           ----------------   ----------------   ----------------
CURRENT:
  Federal................................       $12,375            $7,067             $13,442
  State..................................         2,582             2,321               3,930
                                                -------            ------             -------
                                                 14,957             9,388              17,372

DEFERRED:
  Federal................................        (2,352)              (47)             (1,126)
  State..................................          (390)              318                   2
                                                -------            ------             -------
                                                 (2,742)              271              (1,124)
                                                -------            ------             -------
                                                $12,215            $9,659             $16,248
                                                =======            ======             =======

    A reconciliation of the income tax provision to the amount of the provision that would result from applying the federal statutory rate (35%) to income before taxes is as follows:

                                           FEBRUARY 3, 2001   JANUARY 29, 2000   JANUARY 30, 1999
                                           ----------------   ----------------   ----------------
Provision for income taxes at federal
  statutory rate.........................        35.0%              35.0%              35.0%
State income taxes, net of federal income
  tax benefit............................         4.5                7.2                5.6
Tax exempt interest......................        (0.9)              (1.7)              (1.5)
Inventory contributions..................        (1.5)              (2.0)                --
Other....................................         1.4                2.0               (0.6)
                                                 ----               ----               ----
Effective tax rate.......................        38.5%              40.5%              38.5%
                                                 ====               ====               ====

    As of February 3, 2001 and January 29, 2000 the Company's net deferred tax asset was $13,180,000 and $10,438,000 respectively. The major components of the Company's net deferred taxes at February 3, 2001 and January 29, 2000 are as follows (in thousands):

                                           FEBRUARY 3, 2001   JANUARY 29, 2000
                                           ----------------   ----------------
Deferred rent............................       $ 3,602            $ 3,316
Acquisition related reserves.............            --                608
Inventory cost capitalization............         1,006                919
Difference between book and tax basis of
  fixed assets...........................         7,180              4,022
State income taxes.......................          (428)              (279)
Supplemental Employee Retirement Plan....         1,224                860
Other....................................           596                992
                                                -------            -------
                                                $13,180            $10,438
                                                =======            =======

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 5. STOCKHOLDERS' EQUITY

    The 2,912,665 shares of the Company's Class B Common Stock outstanding as of February 3, 2001 are convertible on a share-for-share basis into shares of the Company's Class A Common Stock at the option of the holder. The Class B Common Stock has two votes per share while Class A Common Stock has one vote per share.

    During the year ended January 30, 1999, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A Common Stock. As of February 3, 2001, 1,367,600 shares had been repurchased at a cost of $20,349,000. Such repurchased shares are reflected as treasury stock in the accompanying consolidated financial statements. As of February 3, 2001 there were 767,716 shares remaining that are authorized for repurchase.

NOTE 6. LONG-TERM INCENTIVE PLAN

    Under the Company's long-term incentive plans (the "Plans"), the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. The Plans provide that the per share exercise price of an incentive stock option may not be less than the fair market value of the Company's Class A Common Stock on the date the option is granted. Options become exercisable over periods of up to five years and generally expire 10 years from the date of grant or 90 days after employment or services are terminated. The Plans also provide that the Company may grant restricted stock and other stock-based awards. An aggregate of 2,425,000 shares of the Company's Class A Common Stock may be issued pursuant to the Plans. As of February 3, 2001, 406,652 shares were available for future grants.

    Stock option activity for each of the three years in the period ended February 3, 2001 was as follows:

                                                     NUMBER OF   WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at January 31, 1998....................    967,500        $14.53
  Granted..........................................    130,000         16.93
  Canceled.........................................    (12,000)        13.57
  Exercised........................................    (36,000)         7.58
                                                     ---------
Outstanding at January 30, 1999....................  1,049,500         14.42
  Granted..........................................    705,500         15.13
  Canceled.........................................    (58,000)        16.17
  Exercised........................................   (185,000)         9.24
                                                     ---------
Outstanding at January 29, 2000....................  1,512,000         15.32
  Granted..........................................    661,500         13.38
  Canceled.........................................   (284,800)        15.57
  Exercised........................................   (324,100)        11.97
                                                     ---------
Outstanding at February 3, 2001....................  1,564,600        $15.14
                                                     =========

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 6. LONG-TERM INCENTIVE PLAN (CONTINUED)
    At February 3, 2001, January 29, 2000 and January 30, 1999 there were 355,300, 380,500 and 283,500 outstanding options exercisable at a weighted average exercise price of $16.24, $11.71 and $8.42, respectively.

    The following table summarizes information on outstanding and exercisable stock options as of February 3, 2001:

                                                                                       OPTIONS EXERCISABLE
                                                    OPTIONS OUTSTANDING               ----------------------
                                         ------------------------------------------     NUMBER
                                            NUMBER          WEIGHTED       WEIGHTED   EXERCISABLE   WEIGHTED
                                         OUTSTANDING        AVERAGE        AVERAGE       AS OF      AVERAGE
RANGE OF                                    AS OF          REMAINING       EXERCISE     FEB. 3,     EXERCISE
EXERCISE PRICES                          FEB. 3, 2001   CONTRACTUAL LIFE    PRICE        2001        PRICE
---------------                          ------------   ----------------   --------   -----------   --------
$ 3.00 - $ 3.63.......................       14,000           3.34          $ 3.54       14,000      $ 3.54
  4.13 -   5.13.......................       33,500           3.48            4.40       33,500        4.40
  8.00 -  12.02.......................      427,500           9.16           11.54        7,000        8.00
 13.94 -  16.88.......................      748,600           8.37           15.44      126,800       15.92
 19.31 -  27.63.......................      341,000           6.92           20.56      174,000       20.11
                                          ---------                                     -------
$ 3.00 - $27.63.......................    1,564,600           8.12          $15.14      355,300      $16.24
                                          =========                                     =======

    During the years ended February 3, 2001, January 29, 2000 and January 30, 1999, the Company recognized tax benefits of $1,925,000, $2,336,000 and $408,000, respectively, resulting from the exercise of certain non-qualified stock options.

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

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS
No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 6. LONG-TERM INCENTIVE PLAN (CONTINUED)
    The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               FISCAL 2000   FISCAL 1999   FISCAL 1998
                                               -----------   -----------   -----------
Dividend Yield...............................      0.00%         0.00%         0.00%
Expected Volatility..........................     78.16%        62.74%        49.93%
Risk-Free Interest Rate......................      4.84%         5.81%         4.74%
Expected Life of Option following Vesting (in
  Months)....................................        48            48            48

    The Company's calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2000, fiscal 1999 and fiscal 1998 awards had been amortized to expense over the vesting period of the awards, net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below:xxxx

                                               FISCAL 2000   FISCAL 1999   FISCAL 1998
                                               -----------   -----------   -----------
Net Income......................  As reported    $19,512       $14,183       $25,954
                                    Pro forma    $17,480       $12,759       $24,804

Net Income Per Share, Basic.....  As reported    $  1.56       $  1.14       $  1.98
                                    Pro forma    $  1.40       $  1.03       $  1.90

Net Income Per Share, Diluted...  As reported    $  1.54       $  1.11       $  1.91
                                    Pro forma    $  1.38       $  1.00       $  1.83

    The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the above pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

    As of February 3, 2001, the Company has granted an aggregate of 98,639 shares of Class A Common Stock, net of forfeitures, to a group of its key employees under the performance grant award plan which was instituted pursuant to the Company's Plans. Under the performance grant award plan, key employees of the Company receive Class A Common Stock in proportion to their salary. These bonus shares vest at the rate of 33.33% per year and non-vested shares are subject to forfeiture if the participant terminates employment. Compensation expense, equal to the market value of the shares as of the issue date, is being charged to earnings over the period that the employees provide service. In each of the years ended February 3, 2001, January 29, 2000, and January 30, 1999, 12,756, 10,137, and 12,308 shares, respectively, were fully vested and issued. In connection with the issuance of these shares, the Company recorded compensation expense of $395,000, $111,000, and $463,000 for the years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 7. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases retail stores, automobiles, computers and corporate office and warehouse facilities under operating lease agreements expiring at various times through 2013. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent based on sales volume over certain minimum sales levels. Effective February 1998, the Company entered into a sublease agreement for its former warehouse facility which expires in August 2002.

    Minimum annual rental commitments under non-cancelable leases, including the corporate office and warehouse facility lease, are as follows (in thousands):

                                             MINIMUM LEASE   SUBLEASE    NET LEASE
                                              COMMITMENTS     INCOME    COMMITMENTS
                                             -------------   --------   -----------
Fiscal year ending:    2001................    $ 63,150       $  677     $ 62,473
                       2002................      51,303          395       50,908
                       2003................      47,888           --       47,888
                       2004................      41,737           --       41,737
                       2005................      35,992           --       35,992
                       Thereafter..........     103,903           --      103,903
                                               --------       ------     --------
                                               $343,973       $1,072     $342,901
                                               ========       ======     ========

    Rental expense, including common area maintenance, was $98,543,000, $90,613,000, and $72,533,000, of which $32,000, $28,000, and $295,000 was paid as percentage rent based on sales volume, for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

EMPLOYMENT CONTRACTS

    The Company has an employment contract with one officer, which provides for minimum annual salary, customary benefits and allowances, and incentive bonus if specified Company earnings levels are achieved. The agreement provides this same officer with severance benefits which approximate three years' salary if the agreement is terminated without cause before expiration of its term or if the individual's duties materially change following a change in control of the Company.

LITIGATION

    The Company is a defendant in a lawsuit entitled Agnes Trouble vs The Wet Seal, Inc. pending in the United States District Court for the Southern District of New York. The plaintiff seeks money damages in an unspecified amount and an injunction against the Company's use of the trademark Arden B. Plaintiff contends that its trademark and style agnes b. are infringed by Arden B. which the Company denies. Trial is likely to occur in calendar year 2001. If the Company were to lose at trial and is ordered to change the Arden B. name or logo it could have a negative impact on the business of the Arden B. division and the Company would incur costs to comply with the orders of the Court.

    Additionally, the Company is a defendant in various lawsuits arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 7. COMMITMENTS AND CONTINGENCIES (CONTINUED) certainty, the Company is of the opinion that their resolution will not likely have a material adverse effect on the Company's financial statements.

LETTERS OF CREDIT

    At February 3, 2001, the Company had outstanding letters of credit amounting to $5,512,000.

NOTE 8. REVOLVING CREDIT ARRANGEMENT

    Under a secured revolving line of credit arrangement with a bank, the Company may borrow up to a maximum of $50,000,000 on a revolving basis through July 2001. The cash borrowings under the arrangement bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 1.5%.

    The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement requires that the bank approve the payment of dividends and restrict the level of capital expenditures. At February 3, 2001, the Company was in compliance with these covenants. The Company had no borrowings outstanding under the credit arrangement at February 3, 2001.

NOTE 9. RELATED PARTY TRANSACTIONS

    Certain officers of Suzy Shier, Inc., a shareholder, provide management services to the Company. For these services, the officers earned in the aggregate a management fee of $500,000 in the year ended February 3, 2001, $437,500 in the year ended January 29, 2000 and $375,000 in the year ended January 30, 1999. The Company has entered into an agreement with these officers, requiring annual payments of $575,000 through 2002.

NOTE 10. RETIREMENT PLAN

    Effective June 1, 1993, the Company established a qualified defined contribution retirement plan under the Internal Revenue Code, Section 401(k). The Wet Seal Retirement Plan (the "Plan") is available to all employees who meet the Plan's eligibility requirements. The Plan is funded by employee contributions, and additional contributions may be made by the Company at its discretion. As of February 3, 2001, the Company had accrued $145,000 as its fiscal 2000 contribution to the Plan.

NOTE 11. ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                 FEBRUARY 3, 2001   JANUARY 29, 2000
                                                 ----------------   ----------------
Reserve for self-insurance.....................       $   384            $ 2,672
Accrued wages, bonuses and benefits............         5,116              5,570
Gift certificate and credit memo liability.....         4,273              4,261
Sales tax payable..............................         2,489              2,376
Other..........................................         5,549              5,732
                                                      -------            -------
                                                      $17,811            $20,611
                                                      =======            =======

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 11. ACCRUED LIABILITIES (CONTINUED)
    In connection with the acquisition of Contempo Casuals, Inc. in fiscal 1995, the Company assumed certain accruals, including the reserve for self-insurance, which were estimated by the seller. In fiscal 2000 the Company reversed $1,900,000 of the reserve for self-insurance based upon management's estimate of its remaining liability.

NOTE 12. SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN

    The Company maintains a defined benefit Supplemental Employee Retirement Plan (the "SERP") for certain of its key employees and a director. The SERP provides for preretirement death benefits through life insurance and for retirement benefits. The Company funded the SERP in 1998 and 1997 through contributions to a trust fund known as a "Rabbi" trust. Assets held in the Rabbi trust ($1,024,000 and $1,292,000 at February 3, 2001 and January 29, 2000,
respectively) are subject to claims of the Company's creditors but otherwise must be used only for purposes of providing benefits under the SERP.

    In accordance with SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits." the following presents a reconciliation of the SERP's funded status (in thousands):

         CHANGE IN BENEFIT OBLIGATION
                                                 FEBRUARY 3, 2001   JANUARY 29, 2000
                                                 ----------------   ----------------
Benefit obligation at beginning of year........       $3,909             $3,355
  Service cost.................................          350                328
  Interest cost................................          264                226
  Actuarial loss...............................         (488)                --
  Benefits paid................................         (148)                --
                                                      ------             ------
Benefit obligation at end of year..............       $3,887             $3,909
                                                      ======             ======

             CHANGE IN PLAN ASSETS
                                                 FEBRUARY 3, 2001   JANUARY 29, 2000
                                                 ----------------   ----------------
Fair value of plan assets at beginning of
  year.........................................       $    --            $    --
  Actual return on assets                                  --                 --
  Employer contribution........................           148                 --
  Benefits paid................................          (148)                --
                                                      -------            -------
Fair value of plan assets at end of year.......       $    --            $    --
                                                      =======            =======
Funded status..................................       $(3,887)           $(3,909)
  Unrecognized transition (asset)/obligation...            --                 --
  Unrecognized prior service cost..............         1,641              1,804
  Unrecognized net loss........................          (349)               139
                                                      -------            -------
Net amount recognized..........................       $(2,595)           $(1,966)
                                                      =======            =======
Weighted average assumptions:
  Discount rate................................          6.75%              6.75%
  Expected return on plan assets...............          0.00%              0.00%
  Rate of compensation increase................           n/a                n/a

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 12. SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN (CONTINUED)

            AMOUNTS RECOGNIZED IN BALANCE SHEET
                                                              FEBRUARY 3, 2001   JANUARY 29, 2000
                                                              ----------------   ----------------
Prepaid pension cost........................................       $    --            $    --
  Accrued benefit liability.................................        (3,887)            (3,909)
  Intangible asset (unrecognized prior service cost)........         1,292              1,804
  Accumulated other comprehensive loss......................            --                139
                                                                   -------            -------
Net amount recognized.......................................       $(2,595)           $(1,966)
                                                                   =======            =======

          COMPONENTS OF NET PERIODIC PENSION COST
                                                              FEBRUARY 3, 2001   JANUARY 29, 2000
                                                              ----------------   ----------------
Service cost--benefits earned during the period.              $            350   $            328
  Interest cost on projected benefit obligation.............           264                226
  Expected return on plan assets............................            --                 --
  Amortization of unrecognized prior service cost...........           163                164
                                                                   -------            -------
Net periodic pension cost...................................       $   777            $   718
                                                                   =======            =======

NOTE 13. NET INCOME PER SHARE

    A reconciliation of the numerators and denominators used in basic and diluted net income per share is as follows (in thousands, except for share data):

                                                   FEBRUARY 3, 2001   JANUARY 29, 2000   JANUARY 30, 1999
                                                   ----------------   ----------------   ----------------
Net income.......................................     $   19,512         $   14,183         $   25,954
                                                      ==========         ==========         ==========
Weighted average number of common shares:
Basic............................................     12,484,409         12,425,704         13,085,587
Effect of dilutive securities--stock options.....        177,898            387,634            495,646
                                                      ----------         ----------         ----------
Diluted..........................................     12,662,307         12,813,338         13,581,233
                                                      ==========         ==========         ==========
Net income per share:
Basic............................................     $     1.56         $     1.14         $     1.98
Effect of dilutive securities--stock options.....           0.02               0.03               0.07
                                                      ----------         ----------         ----------
Diluted..........................................     $     1.54         $     1.11         $     1.91
                                                      ==========         ==========         ==========

                               THE WET SEAL, INC.

  FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 14. SHAREHOLDER RIGHTS PLAN

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

NOTE 15. UNAUDITED QUARTERLY FINANCIAL DATA

FISCAL YEAR ENDED FEBRUARY 3, 2001

                                                                         NET INCOME PER   NET INCOME PER
QUARTER                            SALES     GROSS MARGIN   NET INCOME    SHARE, BASIC    SHARE, DILUTED
-------                           --------   ------------   ----------   --------------   --------------
                                                   (IN THOUSANDS EXCEPT FOR SHARE DATA)
First Quarter...................  $130,600     $ 33,717      $ 2,217         $ .18            $ .18
Second Quarter..................   128,194       29,992          461           .04              .04
Third Quarter...................   144,858       40,193        3,955           .32              .31
Fourth Quarter..................   176,530       56,970       12,879          1.03              .98
                                  --------     --------      -------
For the Year....................  $580,182     $160,872      $19,512         $1.56            $1.54
                                  ========     ========      =======

FISCAL YEAR ENDED JANUARY 29, 2000

                                                                         NET INCOME PER   NET INCOME PER
QUARTER                            SALES     GROSS MARGIN   NET INCOME    SHARE, BASIC    SHARE, DILUTED
-------                           --------   ------------   ----------   --------------   --------------
                                                   (IN THOUSANDS EXCEPT FOR SHARE DATA)
First Quarter...................  $122,835     $ 35,843      $ 4,399         $ .36            $ .34
Second Quarter..................   126,904       35,965        3,686           .30              .29
Third Quarter...................   131,465       36,843        2,747           .22              .22
Fourth Quarter..................   143,203       35,744        3,351           .27              .27
                                  --------     --------      -------
For the Year....................  $524,407     $144,395      $14,183         $1.14            $1.11
                                  ========     ========      =======

    Net income per share is computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

    During the quarter ended February 3, 2001 the Company recorded a $2,000,000 loss on disposal of certain store assets and income of $1,900,000 associated with the reversal of a reserve for self-insurance (see note 11).

                                 EXHIBIT INDEX

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
               *3.1     Restated Certificate of Incorporation of the Company.
               *3.2     Bylaws of the Company.
               *4.1     Specimen Certificate of the Class A Stock, par value $.10
                        per share.
               *4.2     Specimen Certificate of the Class B Stock, par value $.10
                        per share.
         *******4.3     Shareholder Rights Plan.
       ********10.1     Lease between the Company and Foothill-Parkstone I, LLC,
                        dated November 21, 1996.
              *10.3     Services Agreement, dated December 30, 1988, and First
                        amendment to Services Agreement, dated June 1, 1990, between the Company and Kathy Bronstein.
           **10.3.1     Second amendment to Services Agreement between the Company and Kathy Bronstein, dated March 23, 1992.
          ***10.3.2     Services Agreement between the Company and Edmond Thomas,
                        dated June 22, 1992.
         ****10.3.3     Third amendment to Services Agreement between the Company
                        and Kathy Bronstein, dated November 17, 1994.
         ****10.3.4     First amendment to Services Agreement between the Company
                        and Edmond Thomas, dated November 17, 1994.
         ****10.3.5     Fourth amendment to Services Agreement between the Company and Kathy Bronstein, dated January 13, 1995.
         ****10.3.6     Second amendment to Services Agreement between the Company and Edmond Thomas, dated January 13, 1995.
        *****10.3.7     Fifth amendment to Services Agreement between the Company
                        and Kathy Bronstein, dated January 30, 1995.
        *****10.3.8     Sixth amendment to Services Agreement between the Company
                        and Kathy Bronstein, dated February 2, 1996.
        *****10.3.9     Third amendment to Services Agreement between the Company
                        and Edmond Thomas, dated February 2, 1996.
  *********10.3.9.1     Fourth amendment to Services Agreement between the Company and Edmond Thomas, dated January 1, 1995.
  **********10.3.9.     Fifth amendment to Services Agreement between the Company
                        and Edmond Thomas, dated March 31, 1999.
  **********10.3.9.     Sixth amendment to Services Agreement between the Company
                        and Edmond Thomas, dated April 16, 1999.
  **********10.3.9.     Seventh amendment to Services Agreement between the Company and Kathy Bronstein, dated April 16, 1999.
              *10.4     1990 Long-Term Incentive Plan.
             **10.5     Credit Agreement between the Company and Bank of America,
                        dated as of April 20, 1992.
          ***10.5.1     Credit Agreement between the Company and Bank of America,
                        dated June 23, 1993, as amended.
         ****10.5.2     Amendments No. 1 and No. 2 to Credit Agreement between the
                        Company and Bank of America, dated January 25, 1994 and June
                        1, 1994, respectively.
        *****10.5.3     Business Loan Agreement between the Company and Bank of
                        America, containing Term Loan and Revolving Line of Credit, dated June 30, 1995.
        *****10.5.4     Business Loan Agreement between the Company and Bank of
                        America, containing Revolving Line of Credit for Contempo
                        Casuals, Inc. dated June 30, 1995.
    *********10.5.5     Amendment No. 1 to Business Loan Agreement between the
                        Company and Bank of America, containing Term Loan and
                        Revolving Line of Credit, dated May 7, 1998.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
    *********10.5.6     Amendment No. 2 to Business Loan Agreement between the
                        Company and Bank of America, containing Term Loan and
                        Revolving Line of Credit, dated June 12, 1998.
    *********10.5.7     Amendment No. 3 to Business Loan Agreement between the
                        Company and Bank of America, containing Term Loan and
                        Revolving Line of Credit, dated November 6, 1998.
    *********10.5.8     Amendment No. 4 to Business Loan Agreement between the
                        Company and Bank of America, containing Term Loan and
                        Revolving Line of Credit, dated March 31, 1999.
  ***********10.5.9     Business Loan Agreement between the Company and Bank of
                        America, containing Loan and Revolving Line of Credit; Term dated October 29, 1999.
       ******10.6.1     "Key Man" life insurance policy for Edmond Thomas.
    *********10.6.2     "Key Man" life insurance policy for Kathy Bronstein.
            ***10.7     1994 Long-Term Incentive Plan.
              *10.8     Stock Purchase and Stock Transfer Restriction Agreement
                        among Kathy Bronstein, Suzy Shier, Inc. and the Company
                        dated December 30, 1988.
           ****10.9     Indemnification Agreement between the Company and various
                        Executives and Directors, dated January 3, 1995, and
                        schedule listing all parties thereto.
        ******10.10     1996 Long-Term Incentive Plan.
      ********10.11     Supplemental Employee Retirement Plan.
              10.12     2000 Stock Incentive Plan.
          *****21.1     Subsidiaries of the Registrant.
               23.1     Consent of Deloitte & Touche LLP, independent auditors.

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

   ********* Denotes exhibits incorporated by reference to the Company's Annual
             Report on Form 10-K for the fiscal year ended January 30, 1999.

  ********** Denotes exhibits incorporated by reference to the Company's Proxy
             Statement dated May 4, 1999.

 *********** Denotes exhibits incorporated by reference to the Company's Annual
             Report on Form 10-K for the fiscal year ended January 29, 2000.