Form 10-Q
period 2001-05-05
WET SEAL INC
filed 2001-06-08
CIK 863456

QuickLinks -- Click here to rapidly navigate through this document

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18632

THE WET SEAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	33-0415940 (IRS Employer Identification No.)
26972 Burbank Foothill Ranch, California (Address of principal executive offices)	92610 (Zip code)

(949) 583-9029
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock par value $.10 per share, at May 24, 2001 were 11,513,133 and 2,912,665, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at May 24, 2001.

THE WET SEAL, INC.
FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated balance sheets as of May 5, 2001 (unaudited) and February 3, 2001	3-4
	Consolidated statements of income and comprehensive income (unaudited) for the 13 weeks ended May 5, 2001 and April 29, 2000	5
	Consolidated statements of cash flows (unaudited) for the 13 weeks ended May 5, 2001 and April 29, 2000	6
	Notes to consolidated financial statements	7-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II.	OTHER INFORMATION	15
	SIGNATURE PAGE	16

THE WET SEAL, INC.
CONSOLIDATED BALANCE SHEETS

	May 5, 2001	February 3, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,158,000	$30,122,000
Short-term investments	42,090,000	38,060,000
Other receivables	3,194,000	2,412,000
Merchandise inventories	39,396,000	30,102,000
Prepaid expenses	9,608,000	9,463,000
Deferred tax charges	1,094,000	1,094,000

Total current assets	133,540,000	111,253,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	102,177,000	99,873,000
Furniture, fixtures and equipment	56,505,000	54,048,000
Leasehold rights	2,944,000	2,944,000
Construction in progress	—	—

	161,626,000	156,865,000
Less accumulated depreciation	(88,663,000)	(85,483,000)

Net equipment and leasehold improvements	72,963,000	71,382,000

LONG-TERM INVESTMENTS	36,429,000	40,018,000
OTHER ASSETS:
Deferred taxes and other assets	14,540,000	14,541,000
Goodwill, net of accumulated amortization of $1,484,000 and $1,386,000 as of May 5, 2001 and February 3, 2001, respectively	6,619,000	6,717,000

Total other assets	21,159,000	21,258,000

	$264,091,000	$243,911,000

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED BALANCE SHEETS

	May 5, 2001	February 3, 2001
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,549,000	$43,681,000
Accrued liabilities	17,552,000	17,811,000
Income taxes payable	—	5,548,000
Current portion of long-term debt	—	—

Total current liabilities	77,101,000	67,040,000

LONG-TERM LIABILITIES:
Deferred rent	9,130,000	9,191,000
Other long-term liabilities	4,065,000	3,887,000

Total long-term liabilities	13,195,000	13,078,000

Total liabilities	90,296,000	80,118,000

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 20,000,000 shares; 11,513,133 and 11,236,879 shares issued and outstanding at May 5, 2001 and February 3, 2001, respectively	1,151,000	1,124,000
Common Stock, Class B Convertible, $.10 par value, authorized 10,000,000 shares; 2,912,665 shares issued and outstanding at May 5, 2001 and February 3, 2001	291,000	291,000
Paid-in capital	73,273,000	68,658,000
Retained earnings	119,429,000	114,069,000
Other comprehensive income	—	—
Treasury stock, 1,367,600 shares at cost	(20,349,000)	(20,349,000)

Total stockholders' equity	173,795,000	163,793,000

	$264,091,000	$243,911,000

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	13 Weeks Ended
	May 5, 2001	April 29, 2000
SALES	$137,913,000	$130,600,000
COST OF SALES (including buying, distribution and occupancy costs)	96,247,000	96,883,000

GROSS MARGIN	41,666,000	33,717,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	34,399,000	30,956,000

OPERATING INCOME	7,267,000	2,761,000
INTEREST INCOME, NET	1,520,000	874,000

INCOME BEFORE PROVISION FOR INCOME TAXES	8,787,000	3,635,000
PROVISION FOR INCOME TAXES	3,427,000	1,418,000

NET INCOME	$5,360,000	$2,217,000

COMPREHENSIVE INCOME	$5,360,000	$2,217,000

NET INCOME PER SHARE, BASIC	$0.41	$0.18

NET INCOME PER SHARE, DILUTED	$0.39	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	12,996,421	12,465,934

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	13,608,518	12,630,886

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	13 Weeks Ended
	May 5, 2001	April 29, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,360,000	$2,217,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,070,000	5,016,000
Loss on disposal of equipment and leasehold improvements	13,000	39,000
Changes in operating assets and liabilities:
Other receivables	(782,000)	(186,000)
Merchandise inventories	(9,294,000)	(6,481,000)
Prepaid expenses	(145,000)	—
Other assets	1,000	15,000
Accounts payable and accrued liabilities	15,609,000	10,140,000
Income taxes payable	(5,548,000)	(543,000)
Deferred rent	(61,000)	139,000
Other long-term liabilities	178,000	219,000

Net cash provided by operating activities	10,401,000	10,575,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(2,915,000)	(6,284,000)
Acquisition of store leases and store assets	(3,550,000)	—
Investment in marketable securities	(20,671,000)	(16,188,000)
Proceeds from sale of marketable securities	20,129,000	4,154,000

Net cash used in investing activities	(7,007,000)	(18,318,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(500,000)
Proceeds from issuance of stock associated with stock options	4,642,000	52,000

Net cash provided by (used in) financing activities	4,642,000	(448,000)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	8,036,000	(8,191,000)
CASH AND CASH EQUIVALENTS, beginning of period	30,122,000	44,921,000

CASH AND CASH EQUIVALENTS, end of period	$38,158,000	$36,730,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$24,000
Income taxes, net	$9,212,000	$2,989,000

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1—Basis of Presentation:

    The information set forth in these consolidated financial statements is unaudited except for the February 3, 2001 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 5, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002 (fiscal 2001). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended February 3, 2001.

NOTE 2—Line of Credit and Loan Payable to Bank:

    Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $50,000,000 on a revolving basis through July 1, 2001. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.5%. As of May 5, 2001, the Company had no borrowings outstanding under the credit arrangement.

    The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement requires that Bank of America approve the payment of dividends and restrict the level of capital expenditures. At May 5, 2001, the Company was in compliance with these covenants.

    In June 1995, the Company entered into an unsecured five-year, $10,000,000 term loan with Bank of America. This loan was repaid in full on May 24, 2000.

NOTE 3—Net Income Per Share:

    Net income per share, basic, is computed based on the weighted average number of common shares outstanding for the period.

    Net income per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period.

    A reconciliation of the numerators and denominators used in basic and diluted net income per share is as follows:

	13 Weeks Ended May 5, 2001	13 Weeks Ended April 29, 2000
Net income:	$5,360,000	$2,217,000

Weighted average Number of common shares:
Basic	12,996,421	12,465,934
Effect of dilutive Securities-stock options	612,097	164,952

Diluted	13,608,518	12,630,886

Net income per share: Basic	$0.41	$0.18
Effect of dilutive Securities-stock options	0.02	0.00

Diluted	$0.39	$0.18

NOTE 4—Treasury Stock:

    The Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of May 5, 2001, 1,367,600 shares had been repurchased at a cost of $20,349,000. Such repurchased shares are reflected as Treasury Stock in the Company's consolidated balance sheet.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    The Company is one of the largest national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 562 retail stores in 43 states, Washington D.C. and Puerto Rico. Of the 562 stores, 306 are Wet Seal stores and 155 are Contempo Casuals stores which cater to the junior customer, 83 are Arden B. stores which focus on a fashionable, sophisticated, contemporary customer and 18 are Zutopia stores, for the "tween" customer. The Company initiated a catalog in fiscal 1998 and an e-commerce web-site in August 1999. In fiscal 2001, the Company does not plan to mail any catalogs, but will continue its e-commerce initiatives. The Company discontinued Limbo Lounge as a retail concept at the end of fiscal 2000.

    On March 25, 2001, the Company acquired the leases, merchandise inventory and furniture and fixtures for 18 Zutopia stores from Gymboree, Inc. The purchase price of $3,625,000 was allocated to inventory, leasehold improvements and furniture, fixtures and equipment. Zutopia is a "tween" retail concept which caters to the female customer ages 5 to 12. The Company continues to operate the acquired store locations under the Zutopia name.

    As of May 5, 2001, the Company operated 563 stores compared to 559 stores as of April 29, 2000, the end of the first quarter of fiscal 2000. The Company opened 18 stores, acquired 18 stores and closed 32 stores for the period from April 30, 2000 to May 5, 2001.

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

Results of Operations

    The 13 weeks ended May 5, 2001 (first quarter of fiscal 2001) as compared to the 13 weeks ended April 29, 2000 (first quarter of fiscal 2000)

    Sales in the first quarter of fiscal 2001 were $137,913,000 compared to sales in the first quarter of fiscal 2000 of $130,600,000, an increase of $7,313,000 or 5.6%. The dollar increase in sales was due in part to the net increase of 4 stores; 563 stores at the end of the first quarter of fiscal 2001 compared to 559 stores at the end of the first quarter of fiscal 2000. The increase in sales was also due to the increase in comparable store sales of 3.5% for the first quarter compared to a decrease of 4.6% in the first quarter of fiscal 2000. Comparable store sales are defined as sales in stores that were open throughout the full prior 14 months.

    Cost of sales, including buying, distribution and occupancy costs, was $96,247,000 in the first quarter of fiscal 2001 compared to $96,883,000 in the first quarter of fiscal 2000, a decrease of $636,000. The dollar decrease in cost of sales in fiscal 2001 compared to fiscal 2000 was due primarily to a decrease in the cost of merchandise. As a percentage of sales, cost of sales was 69.8% in the first quarter of fiscal 2001 compared to 74.2% in the first quarter of fiscal 2000, a decrease of 4.4%. The decrease in cost of sales as a percentage of sales related primarily to a decrease in the cost of merchandise due to an increase in initial mark up and a decrease in markdowns. Prior year markdowns were higher because of the need to clear merchandise due to the decrease in comparable store sales. To a lesser extent, the decrease in cost of sales as a percentage of sales was due to a decrease in occupancy costs as a percentage of sales due to the increase in comparable store sales. Offsetting these decreases was an increase in buying costs as a percentage of sales due to additional headcount added to support the company's growth, as well as an increase in distribution costs related primarily to an increase in wages due to processing changes in the distribution center requiring additional manpower in the current year.

    Selling, general and administrative expenses were $34,399,000 in the first quarter of fiscal 2001 compared to $30,956,000 in the first quarter of fiscal 2000, an increase of $3,443,000, or 11.1%. As a percentage of sales, selling, general and administrative expenses was 24.9% in fiscal 2001 compared to 23.7% in fiscal 2000, an increase of 1.2%. The dollar increase in selling, general and administrative expenses in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 was primarily due to the increase in total sales. The increase as a percentage of sales was primarily related to an increase in merchandise delivery costs and increases in office wages and selling wages over the prior year.

    Interest income, net, was $1,520,000 in the first quarter of fiscal 2001 compared to $874,000 in the first quarter of fiscal 2000, an increase of $646,000. This increase was due primarily to an increase in the average cash balance invested during the quarter as well as an increase in interest rates.

    Income tax provision was $3,427,000 in first quarter of fiscal 2001 compared to $1,418,000 in the first quarter of fiscal 2000. The effective income tax rate was 39.0% compared to 39.0% in the prior year.

    Based on the factors noted above, net income was $5,360,000 in the first quarter of fiscal 2001 compared to $2,217,000 in the first quarter of fiscal 2000, an increase of $3,143,000 or 141.8%. As a percentage of sales, net income was 3.9% in the first quarter of fiscal 2001 compared to 1.7% in the first quarter of fiscal 2000.

Liquidity and Capital Resources

    Net cash provided by operating activities for the first quarter of fiscal 2001 was $10,401,000. Working capital at May 5, 2001 was $56,439,000 compared to $44,213,000 at February 3, 2001, an increase of $12,226,000. This increase was primarily due to an increase in cash, cash equivalents and short-term investments of $12,066,000, as less current year excess cash has been invested in long-term investments. The increase in working capital is also due to the increase in inventory. Inventory was $39,396,000 at May 5, 2001 compared to $30,102,000 at February 3, 2001, an increase of $9,294,000. The increase was due to a net increase of 11 stores, and the seasonal nature of the business; inventory levels are typically at a low point at fiscal year end. These increases were offset to some extent by the increase in accounts payable and accrued liabilities. The increase in accounts payable and accrued liabilities of $15,609,000 compared to February 3, 2001 was primarily due to the increase in inventory.

    In the first quarter of fiscal 2001, the Company invested $6,465,000 in equipment and leasehold improvements, including $3,550,000 for the acquisition of Zutopia, compared to $6,284,000 in the same period of the prior year. In the first quarter of fiscal 2001, the Company opened 1 store and acquired 18 stores compared to 19 stores opened in the first quarter of fiscal 2000. The Company currently estimates that the capital expenditures for the remainder of fiscal 2001 will be approximately $41,585,000. These planned expenditures relate primarily to new store openings and remodel construction.

    In September 1998, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A Common Stock. As of May 5, 2001, 1,367,600 shares had been repurchased at a cost of $20,349,000. Such repurchased shares are reflected as treasury stock in the accompanying consolidated financial statements.

    The Company has an unsecured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $50,000,000, maturing on July 1, 2001. At May 5, 2001, there were no outstanding borrowings under the credit arrangement and the Company was in compliance with all terms and covenants of the credit arrangement. The five year amortizing unsecured term loan with Bank of America in the amount of $10,000,000 was repaid in full on May 24, 2000.

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

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective February 4, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated results of operations or financial condition.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

    To the extent the Company borrows under its credit facility, the Company would be exposed to market risk related to changes in interest rates. At May 5, 2001 no borrowings were outstanding under the Company's credit facility. The Company is not a party with respect to derivative financial instruments.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings.

    The Company is not party to any material legal proceedings, other than ordinary routine litigation incidental to the Company's business.

Item 2—Changes in Securities.  Not Applicable

Item 3—Defaults Upon Senior Securities.  Not Applicable

Item 4—Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5—Other Information.  Not Applicable

Item 6(a)—Exhibits.  Not Applicable

Item 6(b)—Reports on Form 8-K.  Not Applicable

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WET SEAL, INC. (Registrant)
Date: June 7, 2001	/s/ KATHY BRONSTEIN Kathy Bronstein Vice Chairman and Chief Executive Officer and Director (Principal Executive Officer)
Date: June 7, 2001	/s/ ANN CADIER KIM Ann Cadier Kim Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

THE WET SEAL, INC. FORM 10-Q Index
THE WET SEAL, INC. CONSOLIDATED BALANCE SHEETS
THE WET SEAL, INC. CONSOLIDATED BALANCE SHEETS
THE WET SEAL, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)
THE WET SEAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
THE WET SEAL, INC. NOTES TO FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES