Form 10-Q
period 2001-08-04
WET SEAL INC
filed 2001-09-17
CIK 863456

QuickLinks -- Click here to rapidly navigate through this document

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Class A common stock, par value $.10 per share, and Class B common stock, par value $.10 per share, at September 1, 2001 were 15,613,175 and 4,150,638, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at September 1, 2001.

THE WET SEAL, INC.
FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated balance sheets as of August 4, 2001 (unaudited) and February 3, 2001	3-4
	Consolidated statements of income and comprehensive income (unaudited) for the 13 and 26 weeks ended August 4, 2001 and July 29, 2000	5
	Consolidated statements of cash flows (unaudited) for the 26 weeks ended August 4, 2001 and July 29, 2000	6
	Notes to consolidated financial statements	7-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
PART II.	OTHER INFORMATION	16
	SIGNATURE PAGE	17

THE WET SEAL, INC.

CONSOLIDATED BALANCE SHEETS

	August 4, 2001	February 3, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,551,000	$30,122,000
Short-term investments	45,355,000	38,060,000
Other receivables	5,428,000	2,412,000
Merchandise inventories	42,542,000	30,102,000
Prepaid expenses, including prepaid rent of $8,870,000 and $8,856,000 as of August 4, 2001 and February 3, 2001, respectively	9,671,000	9,463,000
Deferred tax charges	1,094,000	1,094,000

Total current assets	147,641,000	111,253,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	104,480,000	99,873,000
Furniture, fixtures and equipment	57,881,000	54,048,000
Leasehold rights	2,944,000	2,944,000
Construction in progress	1,608,000	—

	166,913,000	156,865,000
Less accumulated depreciation	(90,769,000)	(85,483,000)

Net equipment and leasehold improvements	76,144,000	71,382,000

LONG-TERM INVESTMENTS	24,371,000	40,018,000
OTHER ASSETS:
Deferred taxes and other assets	14,551,000	14,541,000
Goodwill, net of accumulated amortization of $1,583,000 and $1,386,000 as of August 4, 2001 and February 3, 2001, respectively	6,520,000	6,717,000

Total other assets	21,071,000	21,258,000

TOTAL ASSETS	$269,227,000	$243,911,000

See accompanying notes to consolidated financial statements

THE WET SEAL, INC.

CONSOLIDATED BALANCE SHEETS

	August 4, 2001	February 3, 2001
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,107,000	$43,681,000
Accrued liabilities	14,926,000	17,811,000
Income taxes payable	—	5,548,000

Total current liabilities	77,033,000	67,040,000

LONG-TERM LIABILITIES:
Deferred rent	9,024,000	9,191,000
Other long-term liabilities	4,244,000	3,887,000

Total long-term liabilities	13,268,000	13,078,000

Total liabilities	90,301,000	80,118,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 17,664,075 and 16,855,319 shares issued and outstanding at August 4, 2001 and February 3, 2001, respectively	1,766,000	1,685,000
Common Stock, Class B Convertible, $.10 par value, authorized 10,000,000 shares; 4,150,638 and 4,368,998 shares issued and outstanding at August 4, 2001 and February 3, 2001, respectively	415,000	437,000
Paid-in capital	74,092,000	67,951,000
Retained earnings	123,002,000	114,069,000
Treasury stock, 2,051,400 shares at cost	(20,349,000)	(20,349,000)

Total stockholders' equity	178,926,000	163,793,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$269,227,000	$243,911,000

See accompanying notes to consolidated financial statements

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
SALES	$135,580,000	$128,194,000	$273,493,000	$258,794,000
COST OF SALES (including buying, distribution and occupancy costs)	95,502,000	98,202,000	191,749,000	195,085,000

GROSS MARGIN	40,078,000	29,992,000	81,744,000	63,709,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35,498,000	30,349,000	69,897,000	61,305,000

OPERATING INCOME	4,580,000	(357,000)	11,847,000	2,404,000
INTEREST INCOME, NET	1,278,000	1,112,000	2,798,000	1,986,000

INCOME BEFORE PROVISION FOR INCOME TAXES	5,858,000	755,000	14,645,000	4,390,000
PROVISION FOR INCOME TAXES	2,285,000	294,000	5,712,000	1,712,000

NET INCOME	$3,573,000	$461,000	$8,933,000	$2,678,000

COMPREHENSIVE INCOME	$3,573,000	$461,000	$8,933,000	$2,678,000

NET INCOME PER SHARE, BASIC	$0.18	$0.02	$0.46	$0.14

NET INCOME PER SHARE, DILUTED	$0.18	$0.02	$0.44	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	19,710,184	18,703,632	19,602,409	18,701,267

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	20,312,496	18,964,142	20,201,588	18,961,374

See accompanying notes to consolidated financial statements

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	26 Weeks Ended
	August 4, 2001	July 29, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,933,000	$2,678,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,361,000	10,126,000
Loss on disposal of equipment and leasehold improvements	35,000	46,000
Changes in operating assets and liabilities:
Other receivables	(3,016,000)	(698,000)
Merchandise inventories	(12,440,000)	(10,924,000)
Prepaid expenses	(208,000)	—
Other assets	(10,000)	13,000
Accounts payable and accrued liabilities	15,541,000	15,492,000
Income taxes payable	(5,548,000)	(543,000)
Deferred rent	(167,000)	299,000
Other long-term liabilities	357,000	438,000

Net cash provided by operating activities	13,838,000	16,927,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(11,196,000)	(15,577,000)
Acquisition of store leases and store assets	(3,550,000)	—
Investment in marketable securities	(41,028,000)	(19,192,000)
Proceeds from sale of marketable securities	49,165,000	9,231,000

Net cash used in investing activities	(6,609,000)	(25,538,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(1,764,000)
Proceeds from issuance of stock associated with stock options	6,200,000	52,000

Net cash provided by (used in) financing activities	6,200,000	(1,712,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,429,000	(10,323,000)
CASH AND CASH EQUIVALENTS, beginning of period	30,122,000	44,921,000

CASH AND CASH EQUIVALENTS, end of period	$43,551,000	$34,598,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$38,000
Income taxes, net	$13,098,000	$4,410,000

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

    In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 26 weeks ended August 4, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002 (fiscal 2001). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended February 3, 2001.

NOTE 2—Line of Credit and Loan Payable to Bank:

    Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $50,000,000 on a revolving basis through October 1, 2001. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.5%. As of August 4, 2001, the Company had no borrowings outstanding under the credit arrangement.

    The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement requires that Bank of America approve the payment of dividends and restricts the level of capital expenditures. At August 4, 2001, the Company was in compliance with these covenants.

NOTE 3—Net Income Per Share:

    Net income per share, basic, is computed based on the weighted average number of shares of Class A and Class B common stock outstanding for the period.

    Net income per share, diluted, is computed based on the weighted average number of shares of Class A and Class B common stock and potentially dilutive common stock equivalents outstanding for the period.

    A reconciliation of the numerators and denominators used in basic and diluted net income per share is as follows:

	Quarter Ended August 4, 2001	Quarter Ended July 29, 2000	Six Months Ended August 4, 2001	Six Months Ended July 29, 2000
Net income	$3,573,000	$461,000	$8,933,000	$2,678,000

Weighted average number of shares of common stock:
Basic	19,710,184	18,703,632	19,602,409	18,701,267
Effect of dilutive common stock equivalents	602,312	260,510	599,179	260,107

Diluted	20,312,496	18,964,142	20,201,588	18,961,374

Net income per share:
Basic	$0.18	$0.02	$0.46	$0.14
Effect of dilutive common stock equivalents	0.00	0.00	0.02	0.00

Diluted	$0.18	$0.02	$0.44	$0.14

    The Company effected a three-for-two stock split on July 24, 2001 on both the Class A and Class B common stock. Earnings per share and share outstanding amounts have been restated to give retroactive effect to the stock split in these financial statements.

NOTE 4—Treasury Stock:

    The Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of August 4, 2001, 2,051,400 shares (split adjusted) had been repurchased at a cost of $20,349,000. Such repurchased shares are reflected as Treasury Stock in the Company's consolidated balance sheets. There were no shares repurchased in the three or six months ended August 4, 2001.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

    We are one of the leading national mall-based specialty retailers focusing primarily on young women's apparel, and currently operates 559 retail stores in 44 states, Washington D.C. and Puerto Rico. Of the 559 stores, 375 are Wet Seal stores and 82 are Contempo Casuals stores, both catering to the junior customer; 82 are Arden B. stores, focusing on a fashionable, sophisticated, contemporary customer and 20 are Zutopia stores, targeting the 'tween' customer. We published our first catalog in 1998 and launched our e-commerce web-site in 1999. In fiscal 2001, we do not plan to mail any catalogs, but will continue our e-commerce initiatives. We discontinued Limbo Lounge as a retail concept at the end of fiscal 2000.

    On March 25, 2001, we acquired the leases, merchandise inventory and furniture and fixtures for 18 Zutopia stores from Gymboree, Inc. The purchase price of $3,625,000 was allocated to inventory, leasehold improvements and furniture, fixtures and equipment. Zutopia is a "tween" retail concept which caters to the female customer ages five to 12. We continue to operate the acquired store locations under the Zutopia name.

    As of August 4, 2001, we operated 558 stores compared to 561 stores as of July 29, 2000, the end of the second quarter of fiscal 2000. We opened 17 stores, acquired 18 stores and closed 38 stores for the period from July 30, 2000 to August 4, 2001.

Results of Operations

Quarter Ended August 4, 2001 Compared to Quarter Ended July 29, 2000

    Sales for the quarter ended August 4, 2001 were $135.6 million compared to sales for the quarter ended July 29, 2000 of $128.2 million, an increase of $7.4 million or 5.8%. The increase in sales was due primarily to the increase in comparable store sales of 3.4% for the second quarter of fiscal 2001. Comparable store sales are defined as sales in stores that were open throughout the full prior 14 months. Management believes that the comparable store sales increase was primarily attributable to generally favorable customer reaction to our product offerings and merchandise assortment.

    Cost of sales (including buying, distribution and occupancy costs) was $95.5 million for the quarter ended August 4, 2001 compared to $98.2 million for the quarter ended July 29, 2000, a decrease of $2.7 million. This decrease was due primarily to a decrease in the cost of merchandise. As a percentage of sales, cost of sales was 70.4% for the quarter ended August 4, 2001 compared to 76.6% for the quarter ended July 29, 2000, a decrease of 6.2%. This decrease related primarily to a decrease in the cost of merchandise due to an increase in initial mark up and a decrease in markdowns. To a lesser extent, the decrease in cost of sales as a percentage of sales was also due to decreases in occupancy and distribution costs as a percentage of sales due to leverage from the increase in comparable store sales. Slightly offsetting these decreases was an increase in buying costs as a percentage of sales due to additional headcount added to support our growth.

    Selling, general and administrative expenses were $35.5 million for the quarter ended August 4, 2001 compared to $30.3 million for the quarter ended July 29, 2000, an increase of $5.2 million. This increase was primarily due to the increase in total sales. As a percentage of sales, selling, general and administrative expenses was 26.2% for the quarter ended August 4, 2001 compared to 23.7% for the quarter ended July 29, 2000, an increase of 2.5%. The increase as a percentage of sales was primarily related to an increase in print media advertising, an increase in merchandise delivery costs and increases in office wages and selling wages over the prior year.

    Interest income, net, was $1.3 million for the quarter ended August 4, 2001 compared to $1.1 million for the quarter ended July 29, 2000, an increase of $200,000. This increase was due primarily to an increase in the average cash balance invested during the quarter.

    Income tax provision was $2.3 million for the quarter ended August 4, 2001 compared to $294,000 for the quarter ended July 29, 2000. The effective income tax rate was 39.0% in both quarters.

    Based on the factors noted above, net income was $3.6 million for the quarter ended August 4, 2001 compared to $461,000 for the quarter ended July 29, 2000, an increase of $3.1 million. As a percentage of sales, net income was 2.6% for the quarter ended August 4, 2001 compared to 0.4% for the quarter ended July 29, 2000.

Six Months Ended August 4, 2001 Compared to Six Months Ended July 29, 2000

    Sales for the six months ended August 4, 2001 were $273.5 million compared to sales for the six months ended July 29, 2000 of $258.8 million, an increase of $14.7 million or 5.7%. The increase in sales was attributable to the opening of new stores and the increase in comparable store sales of 3.5% for the year to date.

    Cost of sales (including buying, distribution and occupancy costs) was $191.7 million for the six months ended August 4, 2001 compared to $195.1 million for the six months ended July 29, 2000, a decrease of $3.4 million. The decrease was due primarily to a decrease in the cost of merchandise. As a percentage of sales, cost of sales was 70.1% for the six months ended August 4, 2001 compared to 75.4% for the six months ended July 29, 2000, a decrease of 5.3%. This decrease related primarily to a decrease in the cost of merchandise due to an increase in initial mark up and a decrease in markdowns. To a lesser extent, the decrease in cost of sales as a percentage of sales was also due to decreases in occupancy and distribution costs as a percentage of sales due to leverage from the increase in comparable store sales. Slightly offsetting these decreases was an increase in buying costs as a percentage of sales due to additional headcount added to support our growth.

    Selling, general and administrative expenses were $69.9 million for the six months ended August 4, 2001 compared to $61.3 million for the six months ended July 29, 2000, an increase of $8.6 million. This increase was primarily due to the increase in total sales. As a percentage of sales, selling, general and administrative expenses was 25.6% for the six months ended August 4, 2001 compared to 23.7% for the six months ended July 29, 2000, an increase of 1.9%. The increase as a percentage of sales was primarily related to an increase in print media advertising, an increase in merchandise delivery costs and increases in office wages and selling wages over the prior year.

    Interest income, net, was $2.8 million for the six months ended August 4, 2001 compared to $2.0 million for the six months ended July 29, 2000, an increase of $800,000. This increase was due primarily to an increase in the average cash balance invested during the year and an increase in interest rates.

    Income tax provision was $5.7 million for the six months ended August 4, 2001 compared to $1.7 million for the six months ended July 29, 2000. The effective income tax rate was 39.0% in fiscal 2001 and in fiscal 2000.

    Based on the factors noted above, net income was $8.9 million for the six months ended August 4, 2001 compared to $2.7 million for the six months ended July 29, 2000, an increase of $6.2 million. As a percentage of sales, net income was 3.3% in fiscal 2001 compared to 1.0% in fiscal 2000.

Liquidity and Capital Resources

    Net cash provided by operating activities for the first half of fiscal 2001 was $13.8 million. Working capital at August 4, 2001 was $70.6 million compared to $44.2 million at February 3, 2001, an increase of $26.4 million. This increase was primarily due to an increase in cash, cash equivalents and short-term investments of $20.7 million. In fiscal 2001 we have invested less cash in long-term investments. The increase in working capital was also due to the increase in inventory. Inventory was $42.6 million at August 4, 2001 compared to $30.1 million at February 3, 2001, an increase of $12.5 million. The increase was due to the net increase of six stores, and the seasonal nature of the business; inventory levels are typically at a low point at fiscal year end. These increases were offset to some extent by the increase in accounts payable and accrued liabilities. The increase in accounts payable and accrued liabilities of $15.5 million compared to February 3, 2001 was primarily due to the increase in inventory and additional payables related to construction of new stores and remodeling of existing stores.

    In the first half of fiscal 2001, the Company invested $14.7 million in equipment and leasehold improvements, including $3.6 million for the acquisition of Zutopia, compared to $15.6 million in the same period of the prior year. In the first half of fiscal 2001, the Company opened six stores, remodeled 20 stores and acquired 18 stores. In the first half of fiscal 2000, we opened 25 stores and remodeled 11 stores and did not acquire any stores. We currently estimate that the capital expenditures for the remainder of fiscal 2001 will be approximately $33.3 million. These planned expenditures relate primarily to new store openings and remodel construction.

    In September 1998, our Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of August 4, 2001, 2,051,400 shares (split adjusted) had been repurchased at a cost of $20,349,000. Such repurchased shares are reflected as treasury stock in the accompanying consolidated financial statements.

    We have an unsecured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $50,000,000, maturing on October 1, 2001. At August 4, 2001, there were no outstanding borrowings under the credit arrangement and we were in compliance with all terms and covenants of the credit arrangement.

    We invest our excess funds primarily in a short-term investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. Management believes our working capital and cash flows from operating activities will be sufficient to meet our operating and capital requirements in the foreseeable future.

Seasonality and Quarterly Operating Results

    Our business is seasonal by nature with the Christmas season (beginning the week of Thanksgiving and ending the first Saturday after Christmas) and the back-to-school season (beginning the last week of July and ending the first week of September), historically accounting for the largest percentage of sales volume. In our three fiscal years ended February 3, 2001, the Christmas and back-to-school seasons together accounted for an average of approximately 31% of our annual sales, after adjusting for sales increases related to new stores. We do not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that our business will not be affected by inflation in the future.

Statement Regarding Forward Looking Disclosure and Risk Factors

    Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events.

    Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "believes," "plans," "anticipates,"

"estimates," "expects" or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

    Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

We may be unable to sustain comparable store sales growth.

    Growth in our business depends, in part, on our ability to sustain comparable store sales growth. We use the term "comparable store sales" to refer to sales in stores that were open for at least 14 full fiscal months. A variety of factors effect comparable store sales results, including changes in fashion trends, changes in our merchandise mix, calendar shifts of holiday periods, actions of competitors, weather conditions and general economic conditions. Our comparable store sales results have fluctuated significantly in the past and we cannot assure you that comparable store sales will not decline in the future.

Our profitability depends on our ability to anticipate and react to new trends.

    Our profitability depends largely on our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. The fashion tastes of our customers change frequently and if we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent markdowns, which could have a material adverse effect on our business. In addition, if we misjudge fashion trends, our image with our customers may be significantly impaired and our customers might cease to purchase additional merchandise from us in the future. This is particularly acute because we rely on a limited demographic for a large percentage of our sales.

    Our sales and profitability also depend upon the continued demand by our customers for fashionable, casual apparel. Demand for our merchandise could be negatively affected by shifts in consumer discretionary spending to other goods such as electronic equipment, computers and music, for example. If the demand for apparel and related merchandise were to decline, our financial results would be adversely affected by any resulting decline in sales.

We compete with other retailers for sales and locations.

    The young women's retail apparel industry is highly competitive. Fashion, quality, price, location, in-store environment and service are the principal factors in competing successfully in the retail industry. We compete for sales with specialty apparel retailers, catalog retailers, department stores and other apparel retailers. In addition, we compete for favorable site locations and lease terms in shopping malls. Some of our competitors have more resources than our company. We cannot assure you that we will be able to compete effectively against these other retailers in the future.

Our business is affected by local, regional and national economic conditions.

    Our business is sensitive to consumer spending patterns and preferences. Various economic conditions affect the level of spending on the merchandise we offer, including general business conditions, interest rates, taxation, the availability of consumer credit and consumer confidence in future economic conditions. Our growth, sales and profitability may be adversely affected by unfavorable occurrences in these economic conditions on a local, regional or national level. We are especially affected by economic conditions in California, where approximately 19% of our stores are located.

    Most of our stores are located in regional shopping malls. We derive sales, in part, from the high volume of traffic in these malls. The inability of mall "anchor" tenants and other area attractions to generate consumer traffic around our stores and the decline in popularity of malls as shopping destinations would reduce our sales volume.

Our success depends upon the performance of our senior management and our ability to attract and retain key management personnel.

    Our company's success depends to a significant extent upon the performance of our senior management, particularly personnel engaged in merchandising and store operations. Our success also depends, in part, on our ability to identify, hire and retain additional key management personnel. Competition for qualified personnel in the retail apparel industry is intense and we cannot assure you that we will be able to identify, hire or retain the key personnel necessary to grow and operate our business as currently contemplated.

Increases in Federal and state minimum wage laws could increase our expenses.

    Statutory increases in Federal and state minimum wages could adversely effect our profitability by increasing our expenses. Recently, California, Massachusetts and Washington each increased their state minimum wages above the Federal minimum. We operated a total of 130 stores in those states as of August 4, 2001. The recent state increases and any other future Federal or state increases could raise minimum wages above the current wages of some of our employees, and competitive factors could require us to make corresponding increases in higher employee wage rates. Increases in our wage rates increase our expenses which can adversely effect our results of operations.

We must increase our regional and demographic scope to continue the growth of our business.

    We rely on a relatively narrow demographic and a concentration of stores in particular geographic regions for a significant percentage of our sales. We believe we need to increase our demographic and geographic scope to continue our growth. As our operations grow, there will be increasing strains on our resources and we could experience difficulties enhancing our distribution, financial and operating systems. There can be no assurance that we will be able to expand, that any expansion will be profitable or that we will be able to manage our expansion effectively.

    Our company has historically expanded by opening new stores, remodeling existing stores and acquiring other businesses that complement and enhance our operations. From time to time we have created new retail concepts such as Arden B. There can be no assurance that these new fashion businesses will gain consumer acceptance or ultimately be successful. Our ability to open stores and the performance of newly opened stores depends upon several factors, including among others, our ability to:

  •
  locate and obtain favorable store sites;

  •
  negotiate acceptable lease terms;

  •
  obtain adequate supplies of merchandise; and

  •
  hire and train qualified management level and other employees.

    The success of any acquisition depends on our ability to integrate the new business, its management, systems and relationships into our company. This integration is very difficult and may not be successful.

Our business is seasonal in nature.

    The retail apparel industry is highly seasonal. We generate our highest level of sales during the Christmas season, which begins the week of Thanksgiving and ends the first Saturday after Christmas, and the "back to school" season, which begins the last week of July and ends the first week of September. Our profitability depends, to a significant degree, on the sales generated during these peak periods. Any decrease in sales or margins during these periods, whether as a result of then current economic conditions, poor weather or other factors beyond our control, could have a material adverse effect on our company.

We depend on key vendors to supply us with merchandise for our stores.

    Our business depends on our ability to purchase current season apparel in sufficient quantities at competitive prices. The inability or failure of our key vendors to supply us with adequate quantities of desired merchandise, the loss of one or more key vendors or a material change in our current purchase terms could adversely affect our business. We have no long term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. We cannot assure you that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future.

We depend on a single distribution facility.

    Our distribution functions for all of our stores are handled from a single, leased facility in Foothill Ranch, California. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores which could cause our sales to decline.

We do not authenticate the license rights of our suppliers.

    We purchase merchandise from a number of vendors who hold manufacturing and distribution rights under the terms of license agreements. We generally rely upon each vendor's representation concerning those manufacturing and distribution rights and do not independently verify whether each vendor legally holds adequate rights to the licensed properties they are manufacturing or distributing. If we acquire unlicensed merchandise, we could be obligated to remove it from our stores, incur costs associated with destruction of the merchandise if the vendor is unwilling or unable to reimburse us, and be subject to liability under various civil and criminal causes of action. The occurrence of any of these events could adversely effect our financial condition and results of operations.

We experience business risks as a result of the internet.

    We compete with catalog and internet businesses that handle similar lines of merchandise. These competitors have certain advantages, including the inapplicability of sales tax and the absence of retail real estate and related costs. As a result internet sales may result in increased price competition and decreased margins.

    We operate an internet site where customers can purchase our merchandise on-line at "www.wetseal.com". Our internet operations are subject to numerous risks, including:

  •
  reliance on third party computer and hardware providers;

  •
  diversion of sales from our retail stores; and

  •
  online security breaches and/or credit card fraud.

Our inability to effectively address these factors could prohibit the profitability of our internet business, and we cannot assure you that we will be able to compete successfully through our internet business.

New Accounting Pronouncements

    In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on February 2, 2002. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These standards will be adopted in fiscal 2002. We are currently evaluating the impact that these standards will have on our financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

    To the extent we borrow under our credit facility, we would be exposed to market risk related to changes in interest rates. At August 4, 2001 no borrowings were outstanding under the credit facility. We are not a party with respect to derivative financial instruments.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings.

    We are not party to any material legal proceedings, other than ordinary routine litigation incidental to our business.

Item 2—Changes in Securities.

    On July 13, 2001 we adopted an amendment to our restated certificate of incorporation to increase the number of authorized shares of Class A Common Stock from 20,000,000 shares to 60,000,000 shares.

    On July 24, 2001 we effected a three-for-two stock split on Class A and Class B common stock.

Item 3—Defaults Upon Senior Securities.

    Not Applicable

Item 4—Submission of Matters to a Vote of Security Holders.

    We held our most recent Annual Meeting on May 30, 2001. At the meeting, our stockholders elected George H. Benter, Jr., Kathy Bronstein, Stephen Gross, Walter Loeb, Wilfred Posluns, Gerald Randolph, Alan Siegel and Irving Teitelbaum to the Board of Directors with an affirmative vote of at least 6,924,221 Class A shares and 2,912,665 Class B shares for each director, with no more than 2,857,353 Class A shares voting against any director. The stockholders approved an amendment to our 1996 Long-Term Incentive Plan to increase the number of shares issuable under such plan with an affirmative vote of 2,782,974 Class A shares and 2,912,665 Class B shares, with 5,462,685 Class A shares voting against. The stockholders ratified the selection of Deliotte and Touche LLP as the independent certified public accountants for the fiscal year ending February 2, 2002 with an affirmative vote of 9,602,261 Class A shares and 2,912,665 Class B shares, with 168,500 Class A shares voting against. Class A shares are entitled to one vote per share. Class B shares are entitled to two votes per share.

    We held a special meeting of stockholders on July 13, 2001. At the meeting, our stockholders approved an amendment to our restated certificate of incorporation to increase the number of authorized shares of Class A Common Stock from 20,000,000 shares to 60,000,000 shares with an affirmative vote of 5,318,761 Class A shares and 2,445,573 Class B shares, with 4,086,039 Class A shares voting against. Class A shares are entitled to one vote per share. Class B shares are entitled to two votes per share.

Item 5—Other Information.

    None

Item 6(a)—Exhibits.

    None

Item 6(b)—Reports on Form 8-K.

    On June 19, 2001 we filed a current report on Form 8-K dated June 13, 2001, reporting the resignation of our Executive Vice President and Chief Financial Officer, and the appointment of a new President and Chief Executive Officer.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Wet Seal, Inc. (Registrant)
Date:	September 12, 2001	/s/ KATHY BRONSTEIN Kathy Bronstein Vice Chairman and Chief Executive Officer and Director (Principal Executive Officer)
Date:	September 12, 2001	/s/ WALTER PARKS Walter Parks Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Index
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings.
  Item 2—Changes in Securities.
  Item 3—Defaults Upon Senior Securities.
  Item 4—Submission of Matters to a Vote of Security Holders.
  Item 5—Other Information.
  Item 6(a)—Exhibits.
  Item 6(b)—Reports on Form 8-K.
SIGNATURES