Form 10-Q
period 2001-11-03
WET SEAL INC
filed 2001-12-18
CIK 863456

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 3, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18632

THE WET SEAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	33-0415940 (I.R.S. Employer Identification No.)
26972 Burbank Foothill Ranch, California (Address of principal executive offices)	92610 (Zip code)

(949) 583-9029
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Class A common stock, par value $.10 per share, and Class B common stock, par value $.10 per share, at December 17, 2001 were 16,631,325 and 3,309,138, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at December 17, 2001.

THE WET SEAL, INC.
FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated balance sheets as of November 3, 2001 (unaudited) and February 3, 2001	3-4
	Consolidated statements of income and comprehensive income (unaudited) for the 13 and 39 weeks ended November 3, 2001 and October 28, 2000	5
	Consolidated statements of cash flows (unaudited) for the 39 weeks ended November 3, 2001 and October 28, 2000	6
	Notes to consolidated financial statements	7-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
PART II.	OTHER INFORMATION	16
	SIGNATURE PAGE	17

THE WET SEAL, INC.
CONSOLIDATED BALANCE SHEETS

	November 3, 2001	February 3, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,035,000	$30,122,000
Short-term investments	62,116,000	38,060,000
Other receivables	5,943,000	2,412,000
Merchandise inventories	40,517,000	30,102,000
Prepaid expenses	9,510,000	9,463,000
Deferred tax charges	1,094,000	1,094,000

Total current assets	151,215,000	111,253,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	117,918,000	99,873,000
Furniture, fixtures and equipment	63,672,000	54,048,000
Leasehold rights	2,917,000	2,944,000

	184,507,000	156,865,000
Less accumulated depreciation	(95,183,000)	(85,483,000)

Net equipment and leasehold improvements	89,324,000	71,382,000

LONG-TERM INVESTMENTS	17,000,000	40,018,000
OTHER ASSETS:
Deferred taxes and other assets	14,915,000	14,541,000
Goodwill, net of accumulated amortization of $1,681,000 and $1,386,000 as of November 3, 2001 and February 3, 2001, respectively	6,422,000	6,717,000

Total other assets	21,337,000	21,258,000

TOTAL ASSETS	$278,876,000	$243,911,000

    See accompanying notes to consolidated financial statements

THE WET SEAL, INC.
CONSOLIDATED BALANCE SHEETS

	November 3, 2001	February 3, 2001
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,237,000	$43,681,000
Accrued liabilities	18,744,000	17,811,000
Income taxes payable	911,000	5,548,000

Total current liabilities	78,892,000	67,040,000

LONG-TERM LIABILITIES:
Deferred rent	8,913,000	9,191,000
Other long-term liabilities	4,423,000	3,887,000

Total long-term liabilities	13,336,000	13,078,000

Total liabilities	92,228,000	80,118,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 17,772,725 and 16,855,319 shares issued and outstanding at November 3, 2001 and February 3, 2001, respectively	1,777,000	1,685,000
Common Stock, Class B Convertible, $.10 par value, authorized 10,000,000 shares; 4,142,138 and 4,368,998 shares issued and outstanding at November 3, 2001 and February 3, 2001, respectively	414,000	437,000
Paid-in capital	74,987,000	67,951,000
Retained earnings	129,819,000	114,069,000
Other comprehensive income
Treasury stock, 2,051,400 shares at cost	(20,349,000)	(20,349,000)

Total stockholders' equity	186,648,000	163,793,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$278,876,000	$243,911,000

    See accompanying notes to consolidated financial statements

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
SALES	$146,888,000	$144,858,000	$420,381,000	$403,652,000
COST OF SALES (including buying, distribution and occupancy costs)	99,645,000	104,665,000	291,394,000	299,750,000

GROSS MARGIN	47,243,000	40,193,000	128,987,000	103,902,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	37,719,000	34,764,000	107,616,000	96,069,000

OPERATING INCOME	9,524,000	5,429,000	21,371,000	7,833,000
INTEREST INCOME, NET	1,229,000	1,106,000	4,027,000	3,092,000

INCOME BEFORE PROVISION FOR INCOME TAXES	10,753,000	6,535,000	25,398,000	10,925,000
PROVISION FOR INCOME TAXES	3,936,000	2,580,000	9,648,000	4,292,000

NET INCOME	$6,817,000	$3,955,000	$15,750,000	$6,633,000

COMPREHENSIVE INCOME	$6,817,000	$3,955,000	$15,750,000	$6,633,000

NET INCOME PER SHARE, BASIC	$0.34	$0.21	$0.80	$0.35

NET INCOME PER SHARE, DILUTED	$0.34	$0.21	$0.78	$0.35

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	19,790,468	18,689,127	19,665,095	18,697,220

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	20,289,605	19,036,665	20,241,939	18,980,366

    See accompanying notes to consolidated financial statements

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	39 Weeks Ended
	November 3, 2001	October 28, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,750,000	$6,633,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,713,000	15,550,000
Loss on disposal of equipment and leasehold improvements	437,000	44,000
Changes in operating assets and liabilities:
Other receivables	(3,529,000)	1,132,000
Merchandise inventories	(10,415,000)	(8,994,000)
Prepaid expenses	(47,000)	—
Other assets	(373,000)	(345,000)
Accounts payable and accrued liabilities	16,488,000	9,546,000
Income taxes payable	(4,637,000)	(514,000)
Deferred rent	(279,000)	532,000
Other long-term liabilities	536,000	656,000

Net cash provided by operating activities	29,644,000	24,240,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(29,903,000)	(16,565,000)
Acquisition of store leases and store assets	(3,550,000)	—
Investment in marketable securities	(71,022,000)	(28,585,000)
Proceeds from sale of marketable securities	69,640,000	19,409,000

Net cash used in investing activities	(34,835,000)	(25,741,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(1,764,000)
Purchase of treasury stock	—	(290,000)
Proceeds from issuance of stock	7,104,000	52,000

Net cash provided by (used in) financing activities	7,104,000	(2,002,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,913,000	(3,503,000)
CASH AND CASH EQUIVALENTS, beginning of period	30,122,000	44,921,000

CASH AND CASH EQUIVALENTS, end of period	$32,035,000	$41,418,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$38,000
Income taxes, net	$14,254,000	$4,789,000

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

    In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 and 39 weeks ended November 3, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002 (fiscal 2001). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended February 3, 2001.

NOTE 2—Line of Credit and Loan Payable to Bank:

    Under an unsecured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association ("Bank of America"), the Company may borrow up to a maximum of $50,000,000 on a revolving basis through January 1, 2002. The cash borrowings under the arrangement bear interest at Bank of America's prime rate or, at the Company's option, LIBOR plus 1.5%. As of November 3, 2001, the Company had no borrowings outstanding under the credit arrangement.

    The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement requires that Bank of America approve the payment of dividends and restricts the level of capital expenditures. At November 3, 2001, the Company was in compliance with these covenants.

NOTE 3—Net Income Per Share:

    Net income per share, basic, is computed based on the weighted average number of shares of Class A and Class B common stock outstanding for the period.

    Net income per share, diluted, is computed based on the weighted average number of shares of Class A and Class B common stock and potentially dilutive common stock equivalents outstanding for the period.

    A reconciliation of the numerators and denominators used in basic and diluted net income per share is as follows:

	Quarter Ended November 3, 2001	Quarter Ended October 28, 2000	Nine Months Ended November 3, 2001	Nine Months Ended October 28, 2000
Net income	$6,817,000	$3,955,000	$15,750,000	$6,633,000

Weighted average number of shares of common stock:
Basic	19,790,468	18,689,127	19,665,095	18,697,220
Effect of dilutive common stock equivalents	499,137	347,538	576,844	283,146

Diluted	20,289,605	19,036,665	20,241,939	18,980,366

Net income per share:
Basic	$0.34	$0.21	$0.80	$0.35
Effect of dilutive common stock equivalents	0.00	0.00	0.02	0.00

Diluted	$0.34	$0.21	$0.78	$0.35

    The Company effected a three-for-two stock split on July 24, 2001 on both the Class A and Class B common stock. Earnings per share and share outstanding amounts have been restated to give retroactive effect to the stock split in these financial statements.

NOTE 4—Treasury Stock:

    The Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of November 3, 2001, 2,051,400 shares (split adjusted) had been repurchased at a cost of $20,349,000. Such repurchased shares are reflected as Treasury Stock in the Company's consolidated balance sheets. There were no shares repurchased in the three or nine months ended November 3, 2001.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

    We are one of the leading national mall-based specialty retailers focusing primarily on young women's apparel, and currently operate 583 retail stores in 44 states, Washington D.C. and Puerto Rico. Of the 583 stores, 401 are Wet Seal stores and 67 are Contempo Casuals stores, both catering to the junior customer; 85 are Arden B. stores, focusing on a fashionable, sophisticated, contemporary customer and 30 are Zutopia stores, targeting the 'tween' customer. We published our first catalog in 1998 and launched our e-commerce web-site in 1999. In fiscal 2001, we do not plan to mail any catalogs, but will continue our e-commerce initiatives. We discontinued Limbo Lounge as a retail concept at the end of fiscal 2000.

    On March 25, 2001, we acquired the leases, merchandise inventory and furniture and fixtures for 18 Zutopia stores from Gymboree, Inc. The purchase price of $3,625,000 was allocated to inventory, leasehold improvements and furniture, fixtures and equipment. Zutopia is a 'tween' retail concept which caters to the female customer ages five to 12. We continue to operate the acquired store locations under the Zutopia name.

    As of November 3, 2001, we operated 568 stores compared to 568 stores as of October 28, 2000, the end of the third quarter of fiscal 2000. We opened 57 stores, acquired 18 stores and closed 75 stores for the period from October 29, 2000 to November 3, 2001.

Results of Operations

Quarter Ended November 3, 2001 Compared to Quarter Ended October 28, 2000

    Sales for the quarter ended November 3, 2001 were $146.9 million compared to sales for the quarter ended October 28, 2000 of $144.9 million, an increase of $2.0 million or 1.4%. The increase in sales was due primarily to the increase in comparable store sales of 4.4% for the third quarter of fiscal 2001. Comparable store sales are defined as sales in stores that were open throughout the full prior 14 months. Management believes that the comparable store sales increase was primarily attributable to generally favorable customer reaction to our product offerings and merchandise assortment.

    Cost of sales (including buying, distribution and occupancy costs) was $99.6 million for the quarter ended November 3, 2001 compared to $104.7 million for the quarter ended October 28, 2000, a decrease of $5.1 million. This decrease was due primarily to a decrease in the cost of merchandise. As a percentage of sales, cost of sales was 67.8% for the quarter ended November 3, 2001 compared to 72.3% for the quarter ended October 28, 2000, a decrease of 4.5%. This decrease related primarily to a decrease in the cost of merchandise due to an increase in the initial mark up offset partially by an increase in markdowns. To a lesser extent, the decrease in cost of sales as a percentage of sales was also due to decreases in occupancy and distribution costs as a percentage of sales due to leverage from the increase in comparable store sales. Slightly offsetting these decreases was an increase in buying costs and field supervision wages as a percentage of sales due to additional headcount added to support our growth.

    Selling, general and administrative expenses were $37.7 million for the quarter ended November 3, 2001 compared to $34.8 million for the quarter ended October 28, 2000, an increase of $2.9 million. This increase was primarily due to the increase in total sales. As a percentage of sales, selling, general and administrative expenses was 25.7% for the quarter ended November 3, 2001 compared to 24.0% for the quarter ended October 28, 2000, an increase of 1.7%. The increase as a percentage of sales was primarily related to an increase in print media advertising, an increase in merchandise delivery costs and an increase in selling wages over the prior year. This increase was offset partially by a decrease in executive wages due to a prior year separation payment to our former president.

    Interest income, net, was $1.2 million for the quarter ended November 3, 2001 compared to $1.1 million for the quarter ended October 28, 2000, an increase of $100,000. This increase was due primarily to an increase in the average cash balance invested during the quarter offset by lower interest rates.

    Income tax provision was $3.9 million for the quarter ended November 3, 2001 compared to $2.6 million for the quarter ended October 28, 2000. The effective income tax rate was 37.0% for the quarter ended November 3, 2001 compared to 39.0% for the quarter ended October 28, 2000. The effective tax rate decreased due to the apportionment among various states.

    Based on the factors noted above, net income was $6.8 million for the quarter ended November 3, 2001 compared to $4.0 million for the quarter ended October 28, 2000, an increase of $2.8 million. As a percentage of sales, net income was 4.6% for the quarter ended November 3, 2001 compared to 2.7% for the quarter ended October 28, 2000.

Nine Months Ended November 3, 2001 Compared to Nine Months Ended October 28, 2000

    Sales for the nine months ended November 3, 2001 were $420.4 million compared to sales for the nine months ended October 28, 2000 of $403.7 million, an increase of $16.7 million or 4.1%. The increase in sales was attributable to the increase in comparable store sales of 3.8% and the opening of 32 new stores year to date. The increase was slightly offset by the closing of 34 stores during the year.

    Cost of sales (including buying, distribution and occupancy costs) was $291.4 million for the nine months ended November 3, 2001 compared to $299.8 million for the nine months ended October 28, 2000, a decrease of $8.4 million. The decrease was due primarily to a decrease in the cost of merchandise. As a percentage of sales, cost of sales was 69.3% for the nine months ended November 3, 2001 compared to 74.3% for the nine months ended October 28, 2000, a decrease of 5.0%. This decrease related primarily to a decrease in the cost of merchandise due to an increase in the initial mark up and offset by a slight increase in markdowns. To a lesser extent, the decrease in cost of sales as a percentage of sales was also due to decreases in occupancy and distribution costs as a percentage of sales due to leverage from the increase in comparable store sales. Slightly offsetting these decreases was an increase in buying costs as a percentage of sales due to additional headcount added to support our growth.

    Selling, general and administrative expenses were $107.6 million for the nine months ended November 3, 2001 compared to $96.1 million for the nine months ended October 28, 2000, an increase of $11.5 million. This increase was primarily due to the increase in total sales. As a percentage of sales, selling, general and administrative expenses was 25.6% for the nine months ended November 3, 2001 compared to 23.8% for the nine months ended October 28, 2000, an increase of 1.8%. The increase as a percentage of sales was primarily related to an increase in print media advertising, an increase in merchandise delivery costs and an increase selling wages over the prior year. This increase was offset partially by a decrease in executive wages due to a prior year separation payment to our former president.

    Interest income, net, was $4.0 million for the nine months ended November 3, 2001 compared to $3.1 million for the nine months ended October 28, 2000, an increase of $900,000. This increase was due primarily to an increase in the average cash balance invested during the year offset by lower interest rates.

    Income tax provision was $9.6 million for the nine months ended November 3, 2001 compared to $4.3 million for the nine months ended October 28, 2000. The effective income tax rate was 38.0% for the nine months ended November 3, 2001 compared to 39.0% for the nine months ended October 28, 2000. The effective tax rate decreased due to the apportionment among various states.

    Based on the factors noted above, net income was $15.8 million for the nine months ended November 3, 2001 compared to $6.6 million for the nine months ended October 28, 2000, an increase of $9.2 million. As a percentage of sales, net income was 3.8% in fiscal 2001 compared to 1.6% in fiscal 2000.

Liquidity and Capital Resources

    Net cash provided by operating activities for the nine months ended November 3, 2001 was $29.6 million. Working capital at November 3, 2001 was $72.3 million compared to $44.2 million at February 3, 2001, an increase of $28.1 million. This increase was primarily due to an increase in cash, cash equivalents and short-term investments of $26.0 million. In fiscal 2001 we have invested less cash in long-term investments. The increase in working capital was also due to the increase in inventory. Inventory was $40.5 million at November 3, 2001 compared to $30.1 million at February 3, 2001, an increase of $10.4 million. The increase was due to the net increase of sixteen stores, and the seasonal nature of the business; inventory levels are typically at a low point at fiscal year end. These increases were offset to some extent by the increase in accounts payable and accrued liabilities. The increase in accounts payable and accrued liabilities of $16.5 million compared to February 3, 2001 was primarily due to the increase in inventory and additional payables related to construction of new stores and remodeling of existing stores.

    For the nine months ended November 3, 2001, the Company invested $33.5 million in equipment and leasehold improvements, including $3.6 million for the acquisition of Zutopia, compared to $16.6 million in the same period of the prior year. For the nine months ended November 3, 2001, the Company opened 32 stores, remodeled 28 stores, converted 147 Contempo Casual stores to Wet Seal Stores and acquired 18 stores. In the nine months ended October 28, 2000, the Company opened 34 stores and remodeled 17 stores and did not acquire any stores. The Company currently estimates that the capital expenditures for the remainder of fiscal 2001 will be approximately $11.0 million. These planned expenditures relate primarily to new store openings and remodel construction.

    In September 1998, our Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of November 3, 2001, 2,051,400 shares (split adjusted) had been repurchased at a cost of $20,349,000. Such repurchased shares are reflected as treasury stock in the accompanying consolidated financial statements.

    We have an unsecured revolving line of credit arrangement with Bank of America National Trust and Savings Association ("Bank of America") in an aggregate principal amount of $50,000,000, maturing on January 1, 2002. At November 3, 2001, there were no outstanding borrowings under the credit arrangement and we were in compliance with all terms and covenants of the credit arrangement.

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

    Most of our stores are located in regional shopping malls. We derive sales, in part, from the high volume of traffic in these malls. The inability of mall "anchor" tenants and other area attractions to generate consumer traffic around our stores or the decline in popularity of malls as shopping destinations would reduce our sales volume.

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

    Statutory increases in Federal and state minimum wages could adversely effect our profitability by increasing our expenses. Recently, California, Massachusetts and Washington each increased their state minimum wages above the Federal minimum. We operated a total of 130 stores in those states as of November 3, 2001. The recent state increases and any other future Federal or state increases could raise minimum wages above the current wages of some of our employees, and competitive factors could require us to make corresponding increases in employee wage rates. Increases in our wage rates increase our expenses, which can adversely effect our results of operations.

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

    We operate an internet site where customers can purchase our merchandise on-line at "www.wetseal.com". This internet address is provided for informational purposes only and is not intended to be usable as a hyperlink. The information at this internet address is not a part of this filing. Our internet operations are subject to numerous risks, including:

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

    To the extent we borrow under our credit facility, we would be exposed to market risk related to changes in interest rates. At November 3, 2001 no borrowings were outstanding under the credit facility. We are not a party with respect to derivative financial instruments.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings.

    We are not party to any material legal proceedings, other than ordinary routine litigation incidental to our business.

Item 2—Changes in Securities.

    None

Item 3—Defaults Upon Senior Securities.

    Not Applicable

Item 4—Submission of Matters to a Vote of Security Holders.

    None

Item 5—Other Information.

    None

Item 6(a)—Exhibits.

    None

Item 6(b)—Reports on Form 8-K.

    On August 28, 2001 we filed a current report on Form 8-K reporting the resignation of our President and Chief Operating Officer.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Wet Seal, Inc. (Registrant)
Date: December 17, 2001	/s/ KATHY BRONSTEIN Kathy Bronstein Vice Chairman and Chief Executive Officer and Director (Principal Executive Officer)
Date: December 17, 2001	/s/ WALTER PARKS Walter Parks Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

THE WET SEAL, INC. FORM 10-Q Index
THE WET SEAL, INC. CONSOLIDATED BALANCE SHEETS
THE WET SEAL, INC. CONSOLIDATED BALANCE SHEETS
THE WET SEAL, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited)
THE WET SEAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
THE WET SEAL, INC. NOTES TO FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES