Form 10-K
period 2002-02-02
WET SEAL INC
filed 2002-04-17
CIK 863456

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18632

THE WET SEAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	33-0415940 (I.R.S. Employer Identification No.)
26972 Burbank, Foothill Ranch, CA (Address of principal executive offices)	92610 (Zip Code)

(949) 583-9029
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock (Title of Class)	Preferred Stock Purchase Rights (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Yes ☒    No ☐

        The aggregate market value of voting stock held by non-affiliates as of March 14, 2002 was approximately $497,987,000 based on the closing sale price of $33.70 per share as reported on the Nasdaq National Market on such date.

        The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock, par value $.10 per share, at March 14, 2002 was 16,849,176 and 3,202,833, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at March 14, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

        PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders' to be filed with the Commission within 120 days of February 2, 2002.

PART I

Item 1. Business

General

        Founded in 1962 as a Delaware corporation, we are a national specialty retailer of fashionable and contemporary apparel and accessory items designed for female customers with a young, active lifestyle. As of March 14, 2002, we operated 572 retail stores in 44 states, Puerto Rico and Washington D.C. under the names Wet Seal®, Contempo Casuals®, Arden B.™ and Zutopia®. Of the 572 stores, 405 were Wet Seal locations, 51 were Contempo Casuals locations, 85 were Arden B. locations and 31 were Zutopia locations. Both the Wet Seal and Contempo Casuals stores are merchandised similarly and target the same fashion-conscious junior customer by providing a balance of moderately priced fashionable brand name and company-developed apparel and accessories. During fiscal 2001, we converted 152 of the Contempo Casuals locations to the Wet Seal name in order to build a stronger brand presence for the Wet Seal. We believe that our company-developed apparel differentiates us from our competitors.

        In the fourth quarter of fiscal 1998, we opened the first Arden B. location. Arden B. stores cater to the fashionable, sophisticated, and contemporary customer. Arden B. stores offer a collection of fashion separates and accessories for all facets of the customer's lifestyle: everyday, wear-to-work, special occasion and casual, all under the "Arden B." brand name.

        In the third quarter of fiscal 1999, we launched WetSeal.com, an online store, making Wet Seal merchandise available for direct retail sales to customers over the Internet. The online store was designed as an extension of the in-store experience, and offers a wide selection of our merchandise.

        In the first quarter of fiscal 2001, we acquired the Zutopia brand name and 18 retail stores. Zutopia caters to the "tween" customer, those between the ages of 5 to 12. The Zutopia concept complements the Wet Seal concept, by introducing fun and fashionable female clothing and accessories at a prime age, creating a natural progression to the Wet Seal concept as the "tween" becomes a teenager.

        In the fall of fiscal 2002, we are planning to launch the Wet Seal Catalog and a proprietary credit card in an effort to further build the Wet Seal brand and enhance our relationship with our customers. We also believe these actions will increase the opportunity for sales to new and existing customers.

Design, Buying and Product Development

        Our experienced design and buying teams are responsible for identifying evolving fashion trends, and then developing themes to guide our merchandising strategy. Each retail concept has a separate buying team. The merchandising team for each retail concept develops fashion themes and strategies through the references of fashion services and publications, shopping the European market, shopping the appropriate domestic vendor base, and through customer responses to current trends in each division. After selecting fashion themes to promote, the design and buying teams work closely with vendors to modify colors, materials and designs and create images consistent with the themes for our product offerings. Additionally, we have increased our focus on developing exclusive designs and brands to reinforce the fashion statements of our merchandise offerings, as well as to increase the perception of Wet Seal, Contempo Casuals, Arden B., and Zutopia as destination stores for the customer.

Sourcing and Vendor Relationships

        We purchase our merchandise from domestic and foreign vendors. Merchandise relating to approximately 18% of our retail receipts is imported from foreign vendors. Although in fiscal 2001 no single vendor provided more than 10% of our merchandise, and only one vendor provided more than 5%, management believes we are the largest customer of many of our smaller vendors. Our management believes that our importance to these vendors allows us to provide significant input into their design, manufacturing and distribution processes, and has enabled us to negotiate favorable terms with such vendors. Quality control is monitored carefully at the distribution points of our largest vendors and manufacturers, and all merchandise is inspected upon arrival at our Foothill Ranch, California distribution center.

        We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. We believe we have a good relationship with our suppliers and that, as the number of our stores increases, subject to the discussion above, there will continue to be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory terms.

Allocation and Distribution

        Our merchandising effort primarily focuses on maintaining a regular flow of fresh, fashionable merchandise into our stores. Successful execution depends in large part on our integrated planning, allocation and distribution functions. By working closely with District and Regional Directors and merchandise buyers, our team of planners and allocators manage inventory levels and coordinate the allocation of merchandise to each of our stores based on sales volume, climate and other factors that may influence an individual store's product mix.

        All merchandise for retail stores is received from vendors at our Foothill Ranch, California distribution facility, where items are inspected for quality and fit and prepared for shipping to our stores. Merchandise for the e-commerce web-site is distributed through a third party fulfillment house. We ship all of our merchandise to our stores by common carrier. Consistent with our goal of maintaining the freshness of our product offerings, we ship new merchandise to each store daily and markdowns are taken regularly to effect the rapid sale of slow-moving inventory. Merchandise that remains unsold is periodically shipped to our clearance stores where further markdowns are taken as needed in order to move the merchandise.

Marketing, Advertising and Promotion

        We believe that our four brands are among our most important assets. Our ability to successfully increase brand awareness is dependent upon our ability to address the changing needs and priorities of each brand's target customers. We continue to invest in the development of our brands through customer research, national print advertising, in-store marketing and the maintenance of an online (internet) presence.

        We believe we can further enhance brand awareness by communicating on a regular basis directly with our customer base. To achieve this, we are currently planning to launch a Wet Seal Catalog this fall and introduce a proprietary credit card in conjunction with a major financial institution. During fiscal 2001, 2000 and 1999, we spent 1.0%, 0.5% and 1.0%, respectively, of our sales on marketing. As a result of the continued investment in national print advertising, the new Wet Seal catalog and the proprietary credit card implementation, we expect our marketing costs to increase to approximately 1.2% in fiscal 2002.

        We introduced a frequent shopper card in our Wet Seal, Contempo Casuals and Zutopia stores, in order to develop a marketing database that helps track customers. The cards, which are sold for $20 each for Wet Seal and Contempo Casuals, and $25 each for Zutopia, entitle customers to a 10% discount on purchases made within a one-year period. As part of these programs, sales representatives telephone selected cardholders personally to notify them of special in-store promotions, such as preferred customer sales during which cardholders receive additional incentives. Our management believes these promotions foster customer loyalty and encourage frequent visits and multiple item purchases. We also sponsor special events that focus on the interests and active lifestyles of our target customers.

Information and Control Systems

        In the fall of fiscal 2000, we implemented a new comprehensive merchandising information system to provide improved systems support for our merchandising functions. This new system serves as our central source of information regarding merchandise items, inventory management, purchasing, replenishment, receiving and distribution.

        All of our stores have a point-of-sale system operating on in-store computer hardware and internally developed software. The system features bar-coded ticket scanning, dial-out check and credit authorization and provides nightly polling transmittal of sales and inventory data between the stores and our corporate office. We plan to convert to a new point-of-sale software program in fiscal 2002, in order to enhance customer service capabilities at the store level.

Stores and Expansion Strategy

        We also make investments to enhance our customers' experience through the opening of new stores and the renovation of existing stores.

        The following table sets forth the number of our stores by state or territory as of March 14, 2002:

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	1	Kentucky	6	Ohio	21
Arizona	11	Louisiana	4	Oklahoma	5
Arkansas	1	Maine	2	Oregon	1
California	90	Maryland	12	Pennsylvania	24
Colorado	8	Massachusetts	19	Rhode Island	2
Connecticut	10	Michigan	15	South Carolina	5
Delaware	2	Minnesota	13	Tennessee	6
Florida	54	Missouri	4	Texas	44
Georgia	18	Nebraska	3	Utah	7
Hawaii	7	Nevada	7	Virginia	18
Idaho	1	New Hampshire	3	Washington	8
Illinois	36	New Jersey	29	West Virginia	1
Indiana	9	New Mexico	3	Wisconsin	9
Iowa	3	New York	31	Washington D.C.	2
Kansas	3	North Carolina	10	Puerto Rico	3
		North Dakota	1

        During fiscal 2002, we expect to open approximately 50 new Wet Seal stores, between 15 and 20 Arden B. stores and 10 to 15 Zutopia stores. We believe that the new Wet Seal locations will average approximately 3,800 square feet, the new Arden B. stores will average approximately 2,800 square feet and the new Zutopia stores will average approximately 2,600 square feet. We plan to close approximately 27 stores during fiscal 2002.

        During fiscal 2002, we also plan to renovate approximately 20 Wet Seal locations with completly new store frontage, flooring, wall and light fixtures and video displays. The resulting image of these renovations will mirror a new store. Our strategy for geographic expansion is to establish a presence in a particular geographic region with a base of two or three well-performing stores. Once we have established two or three well-performing stores, we may continue expansion in that geographic region. When deciding whether to open a new store, we typically target regional malls as well as prime street locations in select markets. In making our selection, we evaluate, among other factors, market area, demographics, "anchor stores," store location, the volume of consumer traffic, rent payments and other costs associated with opening a new store. The average store size we intend to consider is approximately 3,300 square feet. However, in making our decision, management reviews all leases in order to match closely the store size to the sales potential of the store.

        Our ability to expand in the future will depend, in part, on general business conditions, the demand for our merchandise, the ability to find suitable malls or other locations with acceptable sites on satisfactory terms, and continued satisfactory cash flows from existing operations. Our management does not believe there are significant geographic constraints on the locations of future stores. We believe that there are approximately 600 to 800 potential Wet Seal locations, between 150 and 200 potential Arden B. locations and up to 300 potential Zutopia locations throughout the nation.

        We may, in limited instances and to the extent we deem advisable, seek to acquire additional businesses that complement or enhance our operations. We currently have no commitments or understandings with respect to any business opportunities of this type.

Seasonal

        Our business is seasonal by nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending the first week of September, historically accounting for a large percentage of sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of approximately 30% of our annual sales, after adjusting for sales increases related to new stores. Our profitability depends, to a significant degree, on the sales generated during these peak periods. Any decrease in sales or margins during these periods, whether as a result of economic conditions, poor weather or other factors beyond our control, could have a material adverse effect on our company.

Trademarks

        Our primary trademarks and service marks are WET SEAL®, CONTEMPO CASUALS®, and ZUTOPIA®, which are registered in the U.S. Trademark Office. We have registrations pending in a number of classes for the Arden B. trademark, which were opposed by Agnes Trouble. The litigation, which gave rise to the opposition, was settled on March 20, 2002 and will allow the registration of the Arden B. trademark in a mutually acceptable form to proceed unopposed. We also use and have registered, or have pending applications for, a number of other U.S. trademarks, including A. AUBREY™, ACCESSORIES FOR LIFE®, ACCOMPLICE®, BLUE ASPHALT®, CEMENT®, CLUB CONTEMPO™, EVOLUTION NOT REVOLUTION®, FORMULA X®, MEOW GENES®, SEAL™, SEAL GLAMOUR™, SEAL T.V.™, SEAL MAGAZINE™, UNCIVILIZED®, URBAN LIFE®, URBAN VIBE®, and a particular flower design. In general, the registrations for these trademarks and service marks are renewable indefinitely, as long as we continue to use the marks as required by applicable trademark law. We are the owner of an allowed and currently pending service mark application for the mark SEAL PUPS. We are not aware of any adverse claims or infringement actions relating to our trademarks or service marks, other than those noted above.

Competition

        The women's retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. We compete with specialty apparel retailers, department stores and certain other apparel retailers, including Charlotte Russe, Gadzooks, Pacific Sunwear, Forever 21, Express, bebe, Rampage and Limited Too. Many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do. While we believe we compete effectively for favorable site locations and lease terms, competition for prime locations within malls, in particular, and within other locations is intense, and we cannot assure you that we will be able to obtain new locations on terms favorable to us, if at all.

Employees

        As of February 2, 2002, we had 7,227 employees, consisting of 2,352 full-time employees and 4,875 part-time employees. Full-time personnel consisted of 1,274 salaried and 1,078 hourly employees. All part-time personnel are hourly employees. Of the total employees, 6,908 were sales personnel and 319 were administrative and distribution center personnel. Personnel at all levels of store operations are provided with cash incentives based upon various individual store sales targets.

        All of our employees are non-union, and, in management's opinion, are paid competitively with current standards in the industry. We believe that our relationship with our employees is good.

Statement Regarding Forward Looking Disclosure and Risk Factors

        Certain sections of this Annual Report on Form 10-K, including "Item 1. Business" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events.

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

        Actual events and results may differ materially from those expressed in any forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results, and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in Exhibit 99.1 attached to this report and elsewhere in this report. We strongly urge you to review and consider the risk factors set forth in Exhibit 99.1.

Item 2. Properties

        Our corporate headquarters are located at 26972 Burbank, Foothill Ranch, California, and has 283,200 square feet of leased office and distribution facility space, including 74,500 square feet of merchandise handling and storage mezzanine space in the distribution facility and 20,500 square feet of second floor office space. This lease expires on December 4, 2007. Our former distribution facility was located in Los Angeles, California and was subleased beginning in fiscal 1998 for the remainder of the lease term. The Los Angeles lease was acquired along with our acquisition of Contempo Casuals and expires on July 31, 2002.

        We lease all of our stores. Lease terms for our stores are typically 10 years in length and generally do not contain renewal options. The leases generally provide for a fixed minimum rental and additional rental based on a percent of sales once a minimum sales level has been reached. When a lease expires, we generally renew that lease at current market terms. However, each renewal is based upon an analysis of the individual store's profitability and sales potential. At the end of fiscal 2001, we had 2,212,146 square feet of leased space, not including our corporate headquarters.

        The following table sets forth information with respect to store openings and closings since fiscal 1997:

	Fiscal Years
	2001	2000	1999	1998	1997
Stores open at beginning of year	552	548	454	389	364
Stores acquired during period (1)	18	0	78	19	0
Stores opened during period	51	36	31	67	34
Stores closed during period	50	32	15	21	9

Stores open at end of period	571	552	548	454	389

(1)	2001:	We acquired 18 Zutopia stores on March 25, 2001 from Gymboree, Inc.
	1999:	We acquired 78 stores on February 1, 1999 from Britches of Georgetowne, Inc.
	1998:	We acquired 19 store locations from Mothers Work, Inc. on December 1, 1998.

Item 3. Legal Proceedings

        We were a defendant in a lawsuit entitled Agnes Trouble versus The Wet Seal, Inc. in the United States District Court for the Southern District of New York contending the trademark and style, agnes b., were infringed by Arden B. The litigation was settled on March 20, 2002. The settlement cost and substantially all the costs of defense were covered by insurance. We agreed to change the styling of the Arden B. logo to a mutually acceptable form. We do not believe that changing the logo will have a material adverse effect on our results of operations.

        In addition, from time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Our management believes that, in the event of a settlement or an adverse judgment of any of the pending litigations, we are adequately covered by insurance. As of March 14, 2002, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders through solicitations of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        We have two classes of common stock: Class A and Class B. Our Class A Common Stock is listed on The NASDAQ Stock Market under the symbol "WTSLA." As of March 14, 2002, there were 287 stockholders of record of the Class A Common Stock. Additionally, the number of beneficial owners of our Class A Common Stock was estimated to be in excess of 5,000. The closing price of our Class A Common Stock on March 14, 2002 was $33.70. No established public trading market exists for our Class B Common Stock. As of March 14, 2002, there were three stockholders of record of our Class B Common Stock.

        The following table reflects the high and low sale prices of our Common Stock as reported by NASDAQ for the last two fiscal years. Fiscal 2001 and fiscal 2000 sales prices have been adjusted for the three-for-two stock split effective July 24, 2001.

	Fiscal 2001		Fiscal 2000
Quarter
	High	Low	High	Low
First Quarter	$25.00	$14.65	$13.29	$6.75
Second Quarter	$25.40	$12.45	$12.25	$7.17
Third Quarter	$21.31	$13.00	$11.25	$7.38
Fourth Quarter	$27.50	$18.55	$21.25	$11.67

        We have reinvested earnings in the business and have never paid any cash dividends to holders of our Common Stock. The declaration and payment of future dividends, which are subject to the terms and covenants contained in our bank line of credit, are at the sole discretion of the Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Item 6. Selected Financial Data

        The following table of certain selected data should be read in conjunction with the consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data for the fiscal years ended January 30, 1999 and January 31, 1998, and the balance sheet data for the fiscal year ended January 29, 2000, are derived from our consolidated financial statements for such years, which are not included herein.

Five-Year Financial Summary

        (In thousands, except per share and per square foot amounts, ratios, share data and square footage data)

Fiscal Year	2001	2000	1999	1998	1997
Fiscal Year Ended	February 2, 2002	February 3, 2001 (1)	January 29, 2000	January 30, 1999	January 31, 1998
Operating Results
Sales	$601,895	$580,182	$524,407	$485,389	$412,463
Cost of Sales	$405,187	$419,310	$380,012	$336,527	$292,644
Gross margin	$196,708	$160,872	$144,395	$148,862	$119,819
Selling, general and administrative expenses	$151,815	$134,002	$124,712	$110,554	$86,999
Operating income	$44,893	$26,870	$19,683	$38,308	$32,820
Income before provision for income taxes	$50,020	$31,727	$23,842	$42,202	$36,325
Net income	$31,015	$19,512	$14,183	$25,954	$21,250
Per Share Data
Net income, basic (2)	$1.57	$1.04	$0.76	$1.32	$1.05
Net income, diluted (2)	$1.52	$1.03	$0.74	$1.27	$1.02
Weighted average shares Outstanding, basic (2)	19,734,245	18,726,614	18,638,556	19,628,381	20,328,753
Weighted average shares Outstanding, diluted (2)	20,343,201	18,993,461	19,220,007	20,371,850	20,849,816
Other Financial Information
Net income as a percentage of Sales	5.2%	3.4%	2.7%	5.3%	5.2%
Return on average stockholders' Equity	16.7%	12.9%	11.0%	22.3%	20.8%
Cash and marketable securities	$132,301	$108,200	$78,603	$91,506	$95,873
Working capital (3)	$77,191	$44,213	$47,707	$21,856	$66,452
Ratio of current assets to current Liabilities	2.0	1.7	1.8	1.3	2.1
Total assets	$295,717	$243,911	$213,009	$197,490	$184,223
Long-term debt	$—	$—	$—	$1,264	$1,264
Total stockholders' equity	$207,610	$163,793	$138,233	$120,278	$112,994
Number of stores open at year end	571	552	548	454	389
Number of stores acquired during the year	18	—	78	19	—
Number of stores opened during the year	51	36	31	67	34
Number of stores closed during the Year	50	32	15	21	9
Square footage of leased store space at year end	2,212,146	2,191,522	2,182,606	1,848,513	1,637,347
Percentage increase in leased Square footage	0.9%	0.4%	18.1%	12.9%	6.3%
Average sales per square foot of Leased space (4)	$265	$256	$247	$271	$263
Average sales per store (4)	$1,043	$1,020	$988	$1,132	$1,112
Comparable store sales increase (decrease) (5)	4.7%	3.9%	(9.8)%	2.1%	5.8%

(1)
Fiscal 2000 consisted of 53 weeks.

(2)
Per share data, net income per share and the weighted average shares have been adjusted to account for the three-for-two stock split effected as of July 24, 2001.
(3)
The decrease in working capital in fiscal 1998 was due to the classification of $37,973,000 of cash investments as long-term in fiscal 1998.
(4)
Sales during the 53rd week of fiscal 2000 were excluded from "Sales" for purposes of calculating "Average sales per square foot" and "Average sales per store" in order to make fiscal 2000 comparable.
(5)
"Comparable store sales" for fiscal 2001 were calculated by excluding sales during the last week of fiscal 2000 (a 53-week year) in order to make fiscal 2000 comparable to fiscal 2001. "Comparable store sales" are defined as sales in stores that were open at least 14 months.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and Notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements which involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Statements Regarding Forward-Looking Disclosures and Risk Factors," those set forth in Exhibit 99.1 of the Form 10-K, and those included elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

        We prepared the consolidated financial statements of The Wet Seal, Inc. in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

        We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change is warranted. Our accounting policies are more fully described in Note 1 to the Consolidated Financial statements included herein.

Current Trends and Outlook

        Our current fiscal year began on February 3, 2002. Our comparable store sales as well as total sales were up significantly in February and March. We have provided guidance with respect to our anticipated first quarter results in releases made public during this period.

        We believe that consumer acceptance of our fashion offering continues to be positive resulting in increased sales in all of our operating divisions, especially our Arden B. division. Consequently, our Board of Directors has authorized capital expenditures of $50,000,000 in the current fiscal year to cover new store openings, store renovations and other capital expenditures described in Liquidity and Capital Resources in this Management Discussion and Analysis and elsewhere in this report.

        In a release dated February 28, 2002 we stated that the average new store will be approximately 3,300 square feet and each will require an investment of $308,000. We believe we can achieve sales of $300 per square foot in these stores and, if we are successful, the return on the Company's investment in the first full year of operations of the new stores is estimated to be approximately 75%.

Inventory Valuation

        Merchandise inventories are stated at the lower of cost (first in, first out) or market. Cost is calculated using the retail inventory method. Inventories include items that have been marked down to management's best estimate of their fair market value. Management's decision to mark down merchandise is based on maintaining the freshness of our product offering. Markdowns are taken regularly to effect the rapid sale of slow moving inventory and to make room for new merchandise arriving daily to the stores. To the extent that management's estimates differ from actual results, additional markdowns may be required which could reduce our gross margin and operating income. Our success is largely dependent on our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. If we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent markdowns which would adversely affect our operating results.

Results of Operations

        Fiscal 2001 consists of the 52 week period ended February 2, 2002, fiscal 2000 consists of the 53 week period ended February 3, 2001 and fiscal 1999 consists of the 52 week period ended January 29, 2000. Comparable store sales are defined as sales in stores that were open at least 14 months.

        The following table sets forth selected income statement data expressed as a percent of sales for the years indicated:

	As a Percentage of Sales Fiscal Year Ended
Fiscal Year	2001	2000	1999
Fiscal Year Ended	February 2, 2002	February 3, 2001	January 29, 2000
Sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	67.3	72.3	72.5

Gross margin	32.7	27.7	27.5
Selling, general and administrative expenses	25.2	23.1	23.8

Operating income	7.5	4.6	3.7
Other income	—	—	0.2
Interest income, net	0.9	0.9	0.6

Income before provision for income taxes	8.3	5.5	4.5
Provision for income taxes	3.2	2.1	1.8

Net income	5.2%	3.4%	2.7%

Fiscal 2001 Compared to Fiscal 2000

        Sales in fiscal 2001 were $601,895,000 for the 52 week fiscal year compared to sales in fiscal 2000 of $580,182,000 for the 53 week fiscal year, an increase of $21,713,000, or 3.7%. On a proforma basis, comparing the 52 week period ended February 2, 2002 to the 52 week period ended January 27, 2001, the increase in sales would have been $30,505,000, or 5.3%. The dollar increase in sales in fiscal 2001 compared to fiscal 2000 was due to the impact of 51 new store openings and the acquisition of 18 stores in fiscal 2001. The increase in sales was also due to the increase in comparable store sales of 4.7% for the 52 weeks ended February 2, 2002 compared to the 52 weeks ended January 27, 2001. These increases were somewhat offset by the closing of 50 stores in fiscal 2001.

        Cost of sales, including buying, distribution and occupancy costs, was $405,187,000 in fiscal 2001 compared to $419,310,000 in fiscal 2000, a decrease of $14,123,000, or 3.4%. As a percentage of sales, cost of sales decreased to 67.3% in fiscal 2001 from 72.3% in fiscal 2000, a decrease of 5.0%. The decrease in cost of sales as a percentage of sales related primarily to an increase in the initial mark up over the prior year and a decrease in markdowns from the prior year. We also experienced a decrease in occupancy costs due to the leverage on landlord expenses resulting from an increase in comparable store sales and due to a decrease in distribution costs resulting from lower depreciation as the original distribution equipment was fully depreciated in the prior year. Offsetting the overall decrease in cost of sales was an increase in buying costs. The increase in buying costs was due to additional headcount added to support new divisions and to further augment current infrastructure.

        Selling, general and administrative expenses were $151,815,000 in fiscal 2001 compared to $134,002,000 in fiscal 2000, an increase of $17,813,000, or 13.3%. As a percentage of sales, selling, general and administrative expenses were 25.2% in fiscal 2001 compared to 23.1% in fiscal 2000, an increase of 2.1%. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to an increase in advertising costs related to the use of print media campaigns and a television sponsorship not used in the prior year. The increase is also due to an increase in selling wages in an effort to improve customer service. Delivery charges increased due to the change in the freight strategy to use three-day air in fiscal 2001 versus the use of ground transportation in fiscal 2000.

        Interest income, net, was $5,127,000 in fiscal 2001 compared to $4,857,000 in fiscal 2000, an increase of $270,000. This increase was due primarily to an increase in the average cash balance invested during the year offset in part by lower interest rates during fiscal 2001 versus fiscal 2000.

        Income tax provision was $19,005,000 in fiscal 2001 compared to $12,215,000 in fiscal 2000. The effective income tax rate in fiscal 2001 was 38.0% compared to 38.5% in fiscal 2000. The decrease in the effective tax rate in fiscal 2001 compared to fiscal 2000 was due to the apportionment among various states, resulting in lower effective state tax rates.

        Based on the factors noted above, net income was $31,015,000 in fiscal 2001 compared to $19,512,000 in fiscal 2000, an increase of $11,503,000, or 59.0%. As a percentage of sales, net income was 5.2% in fiscal 2001 compared to 3.4% in fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

        Sales in fiscal 2000 were $580,182,000 for the 53 week fiscal year compared to sales in fiscal 1999 of $524,407,000 for the 52 week fiscal year, an increase of $55,775,000, or 10.6%. The dollar increase in sales in fiscal 2000 compared to fiscal 1999 was due to the impact of the 36 new store openings in fiscal 2000 and the full year impact in 2000 of the 94 net new stores openings in fiscal 1999. On a proforma basis, the increase in sales was also due to the increase in comparable store sales of 3.9% for the 52 weeks ended January 27, 2001 compared to the 52 weeks ended January 29, 2000. These increases were somewhat offset by the closing of 32 stores in fiscal 2000.

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

        Selling, general and administrative expenses were $134,002,000 in fiscal 2000 compared to $124,712,000 in fiscal 1999, an increase of $9,290,000, or 7.4%. As a percentage of sales, selling, general and administrative expenses was 23.1% in fiscal 2000 compared to 23.8% in fiscal 1999, a decrease of 0.7%. The dollar increase in selling, general and administrative expenses in fiscal 2000 compared to fiscal 1999 was primarily due to leveraging expenses against the increase in total sales. The decrease as a percentage of sales was related to a decrease in advertising from the prior year, a decrease in costs related to the catalog which was discontinued and a decrease in the merchandise delivery cost. Offsetting this decrease to selling, general and administrative expenses as a percentage of sales were an increase in executive salaries due to the separation payment to our former president and an increase in office wages related to the additional headcount added to support a larger organization. Included in selling, general and administrative expenses was the loss on disposal of the assets for the Limbo Lounge division of $2.0 million and the income derived from the reversal of a reserve for self insurance (see Note 11 of Notes To Consolidated Financial Statements).

        We had no other income, net, in fiscal 2000 compared to $1,154,000 in fiscal 1999. Other income, net, for fiscal 1999 was related to the sale of one store lease.

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

Liquidity and Capital Resources

        Working capital at the end of fiscal 2001, 2000 and 1999 was $77,191,000, $44,213,000 and $47,707,000, respectively. The increase in working capital in fiscal 2001 compared to fiscal 2000 was primarily due to a net increase in short-term investments of $29,463,000, as well as the timing of maturity dates, an increase in construction allowance receivable, an increase in prepaid property taxes and system maintenance agreements and a decrease in income taxes payable. Net cash provided by operating activities in fiscal 2001, 2000 and 1999 was $54,328,000, $46,395,000 and $28,795,000, respectively. The increase in net cash provided by operating activities in fiscal 2001 compared to fiscal 2000 was due primarily to the increase in net earnings. Further contributing to the increase was the increase in accounts payable and accrued liabilities. This was offset to some extent by the decrease in income taxes payable. The decrease in income taxes payable was due to the timing of tax payments.

        In fiscal 2001, 2000 and 1999 we invested $38,953,000, $18,134,000 and $26,819,000, respectively, in property and equipment and leasehold improvements. These expenditures related primarily to new store openings and remodels. In fiscal 2001, we opened 51 stores and remodeled 32 stores. In fiscal 2001, we acquired the leases, merchandise inventory and furniture and fixtures for 18 Zutopia stores from Gymboree, Inc. for $3,550,000. In fiscal 2000, there were no acquisitions. In fiscal 1999, we acquired the leases and equipment and leasehold improvements for 78 store locations from Britches of Georgetowne, Inc. for $15,704,000, of which $6,972,000 was classified as goodwill. In fiscal 1998, we acquired the leases and equipment and leasehold improvements for 19 store locations from Mothers Work, Inc. for $1,911,000. The majority of the locations acquired were converted to Arden B. stores. Capital expenditures for fiscal 2002 are currently estimated to be $50,000,000, related primarily to planned new store openings, remodels, minor Wet Seal store renovations, as well as, new point of sale systems for all stores, and other key financial system conversions.

        In September 1998, our Board of Directors authorized the repurchase of up to 20% of the outstanding shares of our Class A Common Stock. As of February 2, 2002, 2,051,400 shares had been repurchased at an aggregate cost of $20,349,000. Such repurchased shares are reflected as treasury stock in the accompanying consolidated financial statements. The number of shares has been adjusted for the three-for-two stock split which was effected July 24, 2001.

        We have a secured revolving line of credit arrangement with a major financial institution, in an aggregate principal amount of $50,000,000, maturing on January 1, 2004. At February 2, 2002, there were no outstanding borrowings under the credit arrangement and there were $7,250,000 open letters of credit related to imported inventory orders. We believe we are in compliance with all material terms and covenants of the credit arrangement. We invest our excess funds primarily in short-term investment grade money market funds, investment grade commercial paper and U.S. Treasury and Agency obligations. Our management believes our working capital, investments and cash flows from operating activities will be sufficient to meet our operating and capital requirements in the fiscal 2002. However, if cash flow from operations should decline significantly or we accelerate our store expansion program or launch of our Wet Seal catalog, it may be necessary to seek additional capital.

Seasonality and Inflation

        Our business is seasonal by nature with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending the first week of September, historically accounting for the largest percentage of sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of approximately 30% of our annual sales, after adjusting for sales increases related to new stores. We do not believe that inflation has had a material effect on the results of operations during the past three years. However, we cannot assure you that our business will not be affected by inflation in the future.

Commitments and Contingencies

        We lease retail stores, automobiles, computers and corporate office and warehouse facilities under operating lease agreements expiring at various times through 2013. Substantially all of our leases require us to pay maintenance, insurance, property taxes and percentage rent based on sales volume over certain minimum sales levels. Effective February 1998, we entered into a sublease agreement for our former warehouse facility, which expires July 31, 2002.

        Minimum annual rental commitments under non-cancelable leases, including the corporate office and warehouse facility lease are; $65,800,000 for fiscal 2002, $61,900,000 for fiscal 2003, $55,700,000 for fiscal 2004, $49,700,000 for fiscal 2005, $47,100,000 for fiscal 2006 and $135,400,000 thereafter.

        We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 effective February 4, 2001. The adoption of SFAS No. 133 did not have a material effect on our consolidated results of operations or financial condition.

        In July 2001, the FASB issued SFAS No. 141 "Business Combinations", which, among other things, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, no longer permits the use of the pooling-of-interests method of accounting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. The adoption of SFAS No. 141 during the third quarter of 2001 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 142 will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS No. 143 will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 144 will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        To the extent we borrow under our credit facility, we will be exposed to market risk related to changes in interest rates. At February 2, 2002, no borrowings were outstanding under the credit facility. See Notes 1 and 3 to our consolidated financial statements for further discussion of our accounting policies for financial instruments. We are not a party to any derivative financial instruments. Additionally, we are exposed to market risk related to interest rate risk on the short-term investment of excess cash in short-term investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on those investments.

Item 8. Financial Statements and Supplementary Data

        Information with respect to this item is set forth under Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2002 annual meeting of stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended February 2, 2002.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2002 annual meeting of stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended February 2, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2002 annual meeting of stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended February 2, 2002.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2002 annual meeting of stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended February 2, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements: The financial statements listed in the "Index to Consolidated Financial Statements and Financial Statement Schedules" at page F-1 are filed as part of this report.

2.
Financial Statement Schedules: All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

3.
Exhibits; See "Exhibit Index."

(b)
Reports on Form 8-K.

        No reports on Form 8-K were filed during the last quarter of the fiscal year ended February 2, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (registrant)
By:	/s/ KATHY BRONSTEIN Kathy Bronstein Vice Chairman and Chief Executive Officer
By:	/s/ WALTER J. PARKS Walter J. Parks Executive Vice President and Chief Administrative Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date Signed

/s/ IRVING TEITELBAUM Irving Teitelbaum	Chairman of the Board and Director	April 16, 2002
/s/ KATHY BRONSTEIN Kathy Bronstein	Vice Chairman and Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2002
/s/ STEPHEN GROSS Stephen Gross	Secretary and Director	April 16, 2002
/s/ WALTER J. PARKS Walter J. Parks	Executive Vice President and Chief Administrative Officer (Principal Financial and Accounting Officer)	April 16, 2002
/s/ GEORGE H. BENTER JR. George H. Benter Jr.	Director	April 16, 2002
/s/ WALTER F. LOEB Walter F. Loeb	Director	April 16, 2002
/s/ WILFRED POSLUNS Wilfred Posluns	Director	April 16, 2002
/s/ GERALD RANDOLPH Gerald Randolph	Director	April 16, 2002
/s/ ALAN SIEGEL Alan Siegel	Director	April 16, 2002

THE WET SEAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page
INDEPENDENT AUDITORS' REPORT:
Report of Deloitte & Touche LLP	F–2
FINANCIAL STATEMENTS:
Consolidated balance sheets as of February 2, 2002 and February 3, 2001	F–3
Consolidated statements of income for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000	F–4
Consolidated statements of comprehensive income for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000	F–5
Consolidated statements of stockholders' equity for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000	F–6
Consolidated statements of cash flows for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000	F–7
Notes to consolidated financial statements	F–8
FINANCIAL STATEMENT SCHEDULES:
All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
The Wet Seal, Inc.:

        We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. (the Company) as of February 2, 2002 and February 3, 2001 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Wet Seal, Inc. as of February 2, 2002 and February 3, 2001 and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Costa Mesa, California
March 20, 2002

THE WET SEAL, INC.
CONSOLIDATED BALANCE SHEETS

	February 2, 2002	February 3, 2001
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$34,345	$30,122
Short-term investments (Note 3)	67,523	38,060
Other receivables	4,830	2,412
Merchandise inventories (Note 1)	32,020	30,102
Prepaid expenses, including prepaid rent of $9,149 as of February 2, 2002	11,018	9,463
Deferred tax charges (Note 4)	2,500	1,094

Total current assets	152,236	111,253

EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Note 1):
Leasehold improvements	117,284	99,873
Furniture, fixtures and equipment	66,880	54,048
Leasehold rights	2,848	2,944

	187,012	156,865
Less accumulated depreciation	(93,304)	(85,483)

Net equipment and leasehold improvements	93,708	71,382
LONG-TERM INVESTMENTS (Note 3)	30,433	40,018
OTHER ASSETS:
Deferred tax charges and other assets (Notes 4 and 12)	13,017	14,541
Goodwill, net of accumulated amortization of $1,780,000 and $1,386,000 as of February 2, 2002 and February 3, 2001, respectively (Note 1)	6,323	6,717

Total other assets	19,340	21,258

	$295,717	$243,911

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,890	$43,681
Accrued liabilities (Note 11)	19,321	17,811
Income taxes payable (Note 4)	3,834	5,548

Total current liabilities	75,045	67,040

LONG-TERM LIABILITIES:
Deferred rent (Note 1)	8,624	9,191
Other long-term liabilities (Note 12)	4,438	3,887

Total long-term liabilities	13,062	13,078

Total liabilities	88,107	80,118

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY (Notes 5 and 6):
Preferred Stock, $.01 par value, authorized, 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 18,845,637 and 16,855,319 shares issued and outstanding at February 2, 2002 and February 3, 2001, respectively	1,885	1,685
Common Stock, Class B convertible, $.10 par value, authorized 10,000,000 shares; 3,202,833 and 4,368,998 shares issued and outstanding at February 2, 2002 and February 3, 2001, respectively	320	437
Paid-in capital	80,670	67,951
Retained earnings	145,084	114,069
Treasury stock, 2,051,400 shares, at cost, at February 2, 2002 and February 3, 2001, respectively	(20,349)	(20,349)

Total stockholders' equity	207,610	163,793

	$295,717	$243,911

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	February 2, 2002	February 3, 2001	January 29, 2000
	(In thousands, except share data)
SALES	$601,895	$580,182	$524,407
COST OF SALES (including buying, distribution and occupancy costs)	405,187	419,310	380,012

GROSS MARGIN	196,708	160,872	144,395
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	151,815	134,002	124,712

OPERATING INCOME	44,893	26,870	19,683
OTHER INCOME	—	—	1,154
INTEREST INCOME, NET	5,127	4,857	3,005

INCOME BEFORE PROVISION FOR INCOME TAXES	50,020	31,727	23,842
PROVISION FOR INCOME TAXES (Note 4)	19,005	12,215	9,659

NET INCOME	$31,015	$19,512	$14,183

NET INCOME PER SHARE, BASIC (Note 13)	$1.57	$1.04	$0.76

NET INCOME PER SHARE, DILUTED (Note 13)	$1.52	$1.03	$0.74

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC (Note 1)	19,734,245	18,726,614	18,638,556

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED (Note 1)	20,343,201	18,993,461	19,220,007

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	February 2, 2002	February 3, 2001	January 29, 2000
	(In thousands, except share data)
NET INCOME	$31,015	$19,512	$14,183

OTHER COMPREHENSIVE INCOME:
SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN ADJUSTMENT (Note 12)	—	139	—

COMPREHENSIVE INCOME	$31,015	$19,651	$14,183

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Class A		Class B
					Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at January 30, 1999	16,057,329	$1,606	4,368,998	$437	$57,675	$80,374	$(139)	$(19,675)	$120,278
Stock issued pursuant to long-term incentive plan (Note 6)	15,206	1	—	—	110	—	—	—	111
Exercise of stock options (Note 6)	277,500	27	—	—	1,682	—	—	—	1,709
Tax benefit related to exercise of stock options (Note 6)	—	—	—	—	2,336	—	—	—	2,336
Repurchase of common stock (Note 5)	—	—	—	—	—	—	—	(384)	(384)
Net income	—	—	—	—	—	14,183	—	—	14,183

Balance at January 29, 2000	16,350,035	1,634	4,368,998	437	61,803	94,557	(139)	(20,059)	138,233
Stock issued pursuant to long-term incentive plan. (Note 6)	19,134	2	—	—	393	—	—	—	395
Exercise of stock options (Note 6)	486,150	49	—	—	3,830	—	—	—	3,879
Tax benefit related to exercise of stock options (Note 6)	—	—	—	—	1,925	—	—	—	1,925
Repurchase of common stock (Note 5)	—	—	—	—	—	—	—	(290)	(290)
Supplemental Employee Retirement Plan adjustment (Note 12)	—	—	—	—	—	—	139	—	139
Net income	—	—	—	—	—	19,512	—	—	19,512

Balance at February 3, 2001	16,855,319	1,685	4,368,998	437	67,951	114,069	—	(20,349)	163,793
Stock issued pursuant to long-term incentive plan (Note 6)	17,507	2	—	—	463	—	—	—	465
Exercise of stock options (Note 6)	806,778	81	—	—	8,713	—	—	—	8,794
Tax benefit related to exercise of stock options (Note 6)	—	—	—	—	3,543	—	—	—	3,543
Cancellation of fractional shares due to three-for-two stock split (Note 5)	(132)	—	—	—	—	—	—	—	—
Shares converted from Class B to Class A	1,166,165	117	(1,166,165)	(117)
Net income	—	—	—	—	—	31,015	—	—	31,015

Balance at February 2, 2002	18,845,637	$1,885	3,202,833	$320	$80,670	$145,084	$—	$(20,349)	$207,610

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	February 2, 2002	February 3, 2001	January 29, 2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,015	$19,512	$14,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,347	22,284	18,771
Loss on disposal of equipment and leasehold improvements	750	2,295	546
Stock issued pursuant to long-term incentive plan	—	395	111
Deferred tax, net	—	(2,742)	271
Changes in operating assets and liabilities:
Other receivables	(2,418)	1,497	(244)
Merchandise inventories	(1,918)	3,186	(5,286)
Prepaid expenses	(1,555)	(9,463)	—
Other assets	118	261	43
Accounts payable and accrued liabilities	9,719	1,433	2,114
Income taxes payable	(1,714)	6,930	(3,311)
Deferred rent	(567)	690	1,043
Other long-term liabilities	551	117	554

Net cash provided by operating activities	54,328	46,395	28,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(38,953)	(18,134)	(26,819)
Acquisition of store leases and store assets	(3,550)	—	(15,704)
Investment in marketable securities	(105,335)	(103,221)	(4,452)
Proceeds from sale of marketable securities	84,931	58,336	30,686

Net cash used in investing activities	(62,907)	(63,019)	(16,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(1,764)	(500)
Purchase of treasury stock	—	(290)	(384)
Proceeds from issuance of common stock	12,802	3,879	1,709

Net cash provided by financing activities	12,802	1,825	825

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	4,223	(14,799)	13,331
CASH AND CASH EQUIVALENTS, beginning of year	30,122	44,921	31,590

CASH AND CASH EQUIVALENTS, end of year	$34,345	$30,122	$44,921

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$23	$38	$146
Income taxes, net	$16,972	$8,108	$12,902
SCHEDULE OF NONCASH TRANSACTIONS:

        During the 52 weeks ended February 2, 2002, 53 weeks ended February 3, 2001 and 52 weeks ended January 29, 2000, the Company recorded an increase to paid-in capital and a decrease to income taxes payable of $3,543,000, $1,925,000 and $2,336,000, respectively, related to tax benefits associated with the exercise of non-qualified stock options.

        During the 52 weeks ended January 30, 1999, the Company recorded a decrease to other comprehensive income of $139,000 and a corresponding decrease to other long-term liabilities and other assets of $65,000 and $204,000, respectively, related to the Supplemental Employee Retirement Plan (see note 13).

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 2, 2002, February 3, 2001 and January 29, 2000

NOTE 1: Summary of Significant Accounting Policies

Nature of the Business

        The Wet Seal, Inc. (the "Company") is a national specialty retailer of fashionable and contemporary apparel and accessory items designed for consumers with a young, active lifestyle. The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand. The Company's failure to anticipate, identify or react to changes in fashion trends could adversely affect its results of operations.

        Approximately 26% of the voting stock of the Company is held by a group of companies directly or indirectly controlled by two directors of the Company, one of whom is the Chairman of the Board of Directors.

        The Company's fiscal year ends on the Saturday closest to the end of January. The reporting period includes 52 weeks in fiscal 2001, 53 weeks the fiscal 2000 and 52 weeks in fiscal 1999.

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

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

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

Long-Lived Assets

        The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. At February 2, 2002, the Company believes there has been no impairment of the value of such assets.

Intangible Assets

        Excess of cost over net assets acquired (goodwill), which resulted from the acquisition of certain store assets in 1990 and 1999 is being amortized on the straight-line method over 20 to 25 years. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows from the acquired assets. At February 2, 2002, the Company determined the goodwill was recoverable.

Revenue Recognition

        Sales are recognized upon purchase by customer.

Rental Expense

        Any defined rental escalation is averaged over the term of the related lease in order to provide level recognition of rental expense.

Store PreOpening Costs

        Store opening and preopening costs are charged to expense as they are incurred.

Advertising Costs

        Costs for advertising related to retail operations consisting of magazine ads, in-store signage and promotions are expensed as incurred. Total advertising expenses related primarily to retail operations in fiscal 2001, 2000 and 1999 were $6,039,000, $2,788,000, and $5,567,000, respectively.

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

        During the year ended February 2, 2002, the Company effected a three-for-two stock split (see note 5).

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

Fair Value of Financial Instruments

        Management believes the carrying amounts of cash and cash equivalents, other receivables and accounts payable approximate fair value due to the short maturity of these financial instruments. Short-term and Long-term investments consist of highly liquid interest- bearing securities that are carried at amortized cost plus accrued income, which management believes approximates market.

Stock-Based Compensation

        The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (see note 6).

Segment Information

        The Company has one reportable segment due to the similarities of the economic characteristics between the operations represented by the Company's store formats.

        The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customers' preferences. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's operating results.

New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective February 4, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial position or results of operations or cash flows.

        In July 2001, the FASB issued SFAS No. 141 "Business Combinations", which, among other things, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, no longer permits the use of the pooling-of-interests method of accounting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. The adoption of SFAS No. 141 during the third quarter of 2001 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 142 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS No. 143 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 144 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2: Acquisition

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

        On March 25, 2001, the Company acquired the leases, merchandise inventory and furniture and fixtures for 18 Zutopia stores from Gymboree, Inc. for $3,550,000. Zutopia is a "tween" retail concept which caters to the female customer ages 5 to 12. The purchase price was allocated to the tangible assets acquired.

NOTE 3: Investments

        Short-term investments consist of highly liquid interest-bearing deposits purchased with an initial maturity exceeding three months with a remaining maturity at February 2, 2002 less than 12 months. Long-term investments consist of highly liquid interest-bearing securities that mature beyond 12 months from the balance sheet date. It is management's intent to hold short-term and long-term investments to maturity. Short-term and long-term investments are carried at amortized cost plus accrued income, which approximates market at February 2, 2002.

        Investments are comprised of the following (in thousands):

Description	Maturity Dates	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 2, 2002
Corporate bonds	Within one year	$27,400	$353	$—	$27,753
Municipal bonds	Within one year	35,023	277	—	35,300
Government obligations	Within one year	5,100	6	—	5,106
Corporate bonds	One to two years	—	—	—
Municipal bonds	One to two years	30,433	111	(63)	30,481

		$97,956	$747	$(63)	$98,640

Description	Maturity Dates	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 3, 2001
Corporate bonds	Within one year	$6,480	$30	$—	$6,510
Municipal bonds	Within one year	26,884	16	—	26,900
Government obligations	Within one year	3,946	4	—	3,950
Floating rate/adjustable notes	Within one year	750	—	—	750
Corporate bonds	One to two years	25,782	315	—	26,097
Municipal bonds	One to two years	14,236	131	—	14,367

		$78,078	$496	$—	$78,574

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

        The components of the income tax provision are as follows (in thousands):

	February 2, 2002	February 3, 2001	January 29, 2000
Current:
Federal	$15,810	$12,375	$7,067
State	3,025	2,582	2,321

	18,835	14,957	9,388
Deferred:
Federal	124	(2,352)	(47)
State	46	(390)	318

	170	(2,742)	271

	$19,005	$12,215	$9,659

        A reconciliation of the income tax provision to the amount of the provision that would result from applying the federal statutory rate (35%) to income before taxes is as follows:

	February 2, 2002	February 3, 2001	January 29, 2000
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.0	4.5	7.2
Tax exempt interest	(0.9)	(0.9)	(1.7)
Inventory contributions	(1.1)	(1.5)	(2.0)
Other	1.0	1.4	2.0

Effective tax rate	38.0%	38.5%	40.5%

        As of February 2, 2002 and February 3, 2001, the Company's net deferred tax asset was $13,010,000 and $13,180,000, respectively. The major components of the Company's net deferred taxes at February 2, 2002 and February 3, 2001 are as follows (in thousands):

	February 2, 2002	February 3, 2001
Deferred rent	$3,473	$3,602
Inventory cost capitalization	1,157	1,006
Difference between book and tax basis of fixed assets	6,051	7,180
State income taxes	(349)	(428)
Supplemental Employee Retirement Plan	1,460	1,224
Other	1,218	596

	$13,010	$13,180

NOTE 5: Stockholders' Equity

        The 3,202,833 shares of the Company's Class B Common Stock outstanding as of February 2, 2002 are convertible on a share-for-share basis into shares of the Company's Class A Common Stock at the option of the holder. The Class B Common Stock has two votes per share while Class A Common Stock has one vote per share.

        On July 16, 2001, the Wet Seal's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 60,000,000 and effect a three-for-two stock split of The Wet Seal's common stock. The effective date of the three-for-two stock split was July 24, 2001. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated for all periods presented to reflect the stock split. The Stockholders equity section has been restated to give retroactive recognition to the stock splits by reclassifying the par value of the additional shares arising from the split from additional paid-in capital to common stock.

        During the year ended January 30, 1999, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A Common Stock. As of February 2, 2002, 2,051,400 shares had been repurchased at a cost of $20,349,000. Such repurchased shares are reflected as treasury stock in the accompanying consolidated financial statements. As of February 2, 2002, there were 1,717,727 shares remaining that are authorized for repurchase.

NOTE 6: Long-Term Incentive Plan

        Under the Company's long-term incentive plans (the "Plans"), the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options. The Plans provide that the per share exercise price of an incentive stock option may not be less than the fair market value of the Company's Class A Common Stock on the date the option is granted. Options become exercisable over periods of up to five years and generally expire 10 years from the date of grant or 90 days after employment or services are terminated. The Plans also provide that the Company may grant restricted stock and other stock-based awards. An aggregate of 5,887,500 shares of the Company's Class A Common Stock may be issued pursuant to the Plans. As of February 2, 2002, 1,024,383 shares were available for future grants.

        Stock option activity for each of the three years in the period ended February 2, 2002 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 30, 1999	1,574,250	$9.61
Granted	1,058,250	10.09
Canceled	(87,000)	10.78
Exercised	(277,500)	6.16

Outstanding at January 29, 2000	2,268,000	10.21
Granted	992,250	8.92
Canceled	(427,200)	10.38
Exercised	(486,150)	7.98

Outstanding at February 3, 2001	2,346,900	10.09
Granted	1,361,250	18.99
Canceled	(266,595)	15.73
Exercised	(806,778)	10.90

Outstanding at February 2, 2002	2,634,777	$13.78

        At February 2, 2002, February 3, 2001 and January 29, 2000 there were 328,849, 532,950 and 570,750 outstanding options exercisable at a weighted-average exercise price of $11.53, $10.83 and $7.81, respectively.

        The following table summarizes information on outstanding and exercisable stock options as of February 2, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Feb. 2, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of Feb. 2, 2002	Weighted Average Exercise Price
$ 2.00–$ 2.75	9,750	2.32	$2.42	9,750	$2.42
7.67– 10.00	618,577	8.25	8.37	64,599	8.83
10.08– 14.50	775,200	7.06	10.82	221,750	11.33
15.27– 19.42	916,750	9.32	17.17	12,000	16.99
20.69– 25.06	314,500	8.81	22.21	20,750	23.17

$ 2.00–$25.06	2,634,777	8.32	$13.78	328,849	$11.53

        During the years ended February 2, 2002, February 3, 2001 and January 29, 2000, the Company recognized tax benefits of $3,543,000, $1,925,000 and $2,336,000, respectively, resulting from the exercise of certain nonqualified stock options.

Additional Long-Term Incentive Plan Information

        As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee incentive stock options or nonqualified stock options.

        SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock-option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

        The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	77.50%	78.16%	62.74%
Risk-Free Interest Rate	4.30%	4.84%	5.81%
Expected Life of Option following Vesting (in Months)	60	48	48

        The Company's calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2001, fiscal 2000 and fiscal 1999 awards had been amortized to expense over the vesting period of the awards, net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below:

		Fiscal 2001	Fiscal 2000	Fiscal 1999
Net Income	As reported	$31,015	$19,512	$14,183
	Pro forma	$27,366	$17,480	$12,759
Net Income Per Share, Basic	As reported	$1.57	$1.04	$0.76
	Pro forma	$1.39	$0.93	$0.68
Net Income Per Share, Diluted	As reported	$1.52	$1.03	$0.74
	Pro forma	$1.35	$0.92	$0.66

        The impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the above pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

        As of February 2, 2002, the Company has granted an aggregate of 163,662 shares of Class A Common Stock, net of forfeitures, to a group of its key employees under the performance grant award plan, which was instituted pursuant to the Company's Plans. Under the performance grant award plan, key employees of the Company receive Class A Common Stock in proportion to their salaries. These bonus shares vest at the rate of 33.33% per year, and nonvested shares are subject to forfeiture if the participant terminates employment. Compensation expense, equal to the market value of the shares as of the issue date, is being charged to earnings over the period that the employees provide service. In each of the years ended February 2, 2002, February 3, 2001, and January 29, 2000, 17,507, 19,134, and 15,206 shares, respectively, were fully vested and issued. In connection with the issuance of these shares, the Company recorded compensation expense of $465,000, $395,000, and $111,000 for the years ended February 2, 2002, February 3, 2001, and January 29, 2000, respectively.

NOTE 7: Commitments and Contingencies

Leases

        The Company leases retail stores, automobiles, computers and corporate office and warehouse facilities under operating lease agreements expiring at various times through 2013. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent based on sales volume over certain minimum sales levels. Effective February 1998, the Company entered into a sublease agreement for its former warehouse facility, which expires July 31, 2002.

        Minimum annual rental commitments under noncancelable leases, including the corporate office and warehouse facility lease, are as follows (in thousands):

		Minimum Lease Commitments	Sublease Income	Net Lease Commitments
Fiscal year ending:	2002	$66,205	$395	$65,810
	2003	61,916	—	61,916
	2004	55,663	—	55,663
	2005	49,740	—	49,740
	2006	47,051	—	47,051
	Thereafter	135,381	—	135,381

		$415,956	$395	$415,561

        Rental expense, including common area maintenance, was $100,406,000, $98,543,000, and $90,613,000, of which $289,000, $32,000, and $28,000 was paid as percentage rent based on sales volume, for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

Employment Contracts

        The Company has an employment contract with one officer, which provides for minimum annual salary, customary benefits and allowances, and incentive bonus, based upon the Company's earnings level. The agreement provides this same officer with severance benefits which approximate three years' salary, if the agreement is terminated without cause before expiration of its term or if the individual's duties materially change following a change in control of the Company.

Litigation

        The Company was a defendant in a lawsuit entitled Agnes Trouble versus The Wet Seal, Inc. in the United States District Court for the Southern District of New York contending the trademark and style, agnes b., were infringed by Arden B. The litigation was settled on March 20, 2002. The settlement cost and substantially all the costs of defense were covered by insurance. The Company agreed to change the styling of the Arden B. logo to a mutually acceptable form. The Company does not believe that changing the logo will have a material adverse effect on its results of operations.

        Additionally, the Company is a defendant in various lawsuits arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company is of the opinion that their resolution will not likely have a material adverse effect on the Company's consolidated financial statements.

Letters of Credit

        At February 2, 2002, the Company had outstanding letters of credit amounting to $7,250,000.

NOTE 8: Revolving Credit Arrangement

        Under a secured revolving line-of-credit arrangement with a major financial institution, the Company may borrow up to a maximum of $50,000,000 on a revolving basis through January 2004. The cash borrowings under the arrangement bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 1.5%.

        The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement requires that the bank approve the payment of dividends and restrict the level of capital expenditures. At February 2, 2002, the Company was in compliance with these covenants. The Company had no borrowings outstanding under the credit arrangement at February 2, 2002.

NOTE 9: Related-Party Transactions

        Certain officers of Suzy Shier, Inc., a shareholder, provide management services to the Company. For these services, the officers earned in the aggregate a management fee of $575,000 in the year ended February 2, 2002, $500,000 in the year ended February 3, 2001 and $437,500 in the year ended January 29, 2000. In June 2001, the Company entered into an agreement with these officers, requiring annual payments of $639,500 through 2006.

NOTE 10: Retirement Plan

        Effective June 1, 1993, the Company established a qualified defined contribution retirement plan under the Internal Revenue Code, Section 401(k). The Wet Seal Retirement Plan (the "Plan") is available to all employees who meet the Plan's eligibility requirements. The Plan is funded by employee contributions, and additional contributions may be made by the Company at its discretion. As of February 2, 2002, the Company had accrued $300,000 as its fiscal 2001 contribution to the Plan.

NOTE 11: Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	February 2, 2002	February 3, 2001
Reserve for self-insurance	$334	$384
Accrued wages, bonuses and benefits	6,401	5,116
Gift certificate and credit memo liability	5,483	4,273
Sales tax payable	1,525	2,489
Other	5,578	5,549

	$19,321	$17,811

NOTE 12: Supplemental Employee Retirement Plan

        The Company maintains a defined benefit Supplemental Employee Retirement Plan (the "SERP") for one key employee and a director. The SERP provides for preretirement death benefits through life insurance and for retirement benefits. The Company funded the SERP in 1998 and 1997 through contributions to a trust fund known as a "Rabbi" trust. Assets held in the Rabbi trust ($1,367,000 and $1,024,000 at February 2, 2002 and February 3, 2001, respectively) are subject to claims of the Company's creditors, but otherwise must be used only for purposes of providing benefits under the SERP.

        In accordance with SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," the following presents a reconciliation of the SERP's funded status (in thousands):

        CHANGE IN BENEFIT OBLIGATION

	February 2, 2002	February 3, 2001
Benefit obligation at beginning of year	$3,887	$3,909
Service cost	289	350
Interest cost	262	264
Actuarial loss	—	(488)
Benefits paid	—	(148)

Benefit obligation at end of year	$4,438	$3,887

        CHANGE IN PLAN ASSETS

	February 2, 2002	February 3, 2001
	(In thousands)
Fair value of plan assets at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	—	148
Benefits paid	—	(148)

Fair value of plan assets at end of year	$—	$—

Funded status	$(4,438)	$(3,887)
Unrecognized transition (asset)obligation	—	—
Unrecognized prior service cost	1,477	1,641
Unrecognized net loss	(484)	(349)

Net amount recognized	$(3,445)	$(2,595)

Weighted-average assumptions:
Discount rate	6.75%	6.75%
Expected return on plan assets	0.00%	0.00%
Rate of compensation increase	n/a	n/a

        AMOUNTS RECOGNIZED IN BALANCE SHEET

	February 2, 2002	February 3, 2001
Prepaid pension cost	$—	$—
Accrued benefit liability	(4,438)	(3,887)
Intangible asset (unrecognized prior service cost)	993	1,292
Accumulated other comprehensive loss	—	—

Net amount recognized	$(3,445)	$(2,595)

        COMPONENTS OF NET PERIODIC PENSION COST

	February 2, 2002	February 3, 2001
Service cost—benefits earned during the period	$289	$350
Interest cost on projected benefit obligation	262	264
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	164	163
Amortization of (gain)loss	(13)	—

Net periodic pension cost	$702	$777

NOTE 13: Net Income Per Share

        A reconciliation of the numerators and denominators used in basic and diluted net income per share is as follows (in thousands, except for share data):

	February 2, 2002	February 3, 2001	January 29, 2000
Net income	$31,015	$19,512	$14,183

Weighted-average number of common shares:
Basic	19,734,245	18,726,614	18,638,556
Effect of dilutive securities—stock options	608,956	266,847	581,451

Diluted	20,343,201	18,993,461	19,220,007

Net income per share:
Basic	$1.57	$1.04	$0.76
Effect of dilutive securities—stock options	0.05	0.01	0.02

Diluted	$1.52	$1.03	$0.74

NOTE 14: Shareholder Rights Plan

        On August 19, 1997, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") designed to protect Company stockholders in the event of takeover action that would deny them the full value of their investments. Terms of the Rights Plan provide for a dividend distribution of one right for each share of common stock to holders of record at the close of business on August 29, 1997. The rights become exercisable only in the event, with certain exceptions, an acquiring party accumulates 12% or more of the Company's voting stock, or if a party announces an offer to acquire 20% or more of the Company's voting stock. Unless earlier redeemed, the rights will expire on August 29, 2007. Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $73.00, subject to adjustment upon the occurrence of certain events. The Company will be entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of a 12% position in its voting stock.

NOTE 15: Unaudited Quarterly Financial Data

Fiscal Year Ended February 2, 2002

Quarter	Sales	Gross Margin	Net Income	Net Income Per Share, Basic	Net Income Per Share, Diluted
	(In thousands, except for share data)
First Quarter	$137,913	$41,666	$5,360	$0.28	$0.26
Second Quarter	135,580	40,078	3,573	0.18	0.18
Third Quarter	146,888	47,243	6,817	0.34	0.34
Fourth Quarter	181,514	67,721	15,265	0.77	0.74

For the Year	$601,895	$196,708	$31,015	$1.57	$1.52

Fiscal Year Ended February 3, 2001

Quarter	Sales	Gross Margin	Net Income	Net Income Per Share, Basic	Net Income Per Share, Diluted
	(In thousands, except for share data)
First Quarter	$130,600	$33,717	$2,217	$0.12	$0.12
Second Quarter	128,194	29,992	461	0.03	0.03
Third Quarter	144,858	40,193	3,955	0.21	0.21
Fourth Quarter	176,530	56,970	12,879	0.68	0.65

For the Year	$580,182	$160,872	$19,512	$1.04	$1.03

Net income per share is computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company. (1)
3.1.1	Amendment to Restated Certificate of Incorporation of the Company.
3.2	Bylaws of the Company. (1)
4.1	Specimen Certificate of the Class A Stock, par value $.10 per share. (1)
4.2	Specimen Certificate of the Class B Stock, par value $.10 per share. (1)
4.3	Shareholder Rights Plan. (7)
10.1	Lease between the Company and Foothill-Parkstone I, LLC, dated November 21, 1996. (8)
10.3	Services Agreement, dated December 30, 1988, and First amendment to Services Agreement, dated June 1, 1990, between the Company and Kathy Bronstein. (1)
10.3.1	Second amendment to Services Agreement between the Company and Kathy Bronstein, dated March 23, 1992. (2)
10.3.2	Third amendment to Services Agreement between the Company and Kathy Bronstein, dated November 17, 1994. (4)
10.3.3	Fourth amendment to Services Agreement between the Company and Kathy Bronstein, dated January 13, 1995. (4)
10.3.4	Fifth amendment to Services Agreement between the Company and Kathy Bronstein, dated January 30, 1995. (5)
10.3.5	Sixth amendment to Services Agreement between the Company and Kathy Bronstein, dated February 2, 1996. (5)
10.3.6	Seventh amendment to Services Agreement between the Company and Kathy Bronstein, dated April 16, 1999. (10)
10.3.7	Eighth Amendment to Services Agreement between the Company and Kathy Bronstein, dated February 4, 2001.
10.3.8	Supplemental Compensation Agreement between the Company and Kathy Bronstein, dated April 1, 2001.
10.4	1990 Long-Term Incentive Plan. (1)
10.5	Credit Agreement between the Company and Bank of America, dated as of April 20, 1992. (2)
10.5.1	Credit Agreement between the Company and Bank of America, dated June 23, 1993, as amended. (3)
10.5.2	Amendments No. 1 and No. 2 to Credit Agreement between the Company and Bank of America, dated January 25, 1994 and June 1, 1994, respectively. (4)
10.5.3	Business Loan Agreement between the Company and Bank of America, containing Term Loan and Revolving Line of Credit, dated June 30, 1995. (5)
10.5.4	Business Loan Agreement between the Company and Bank of America, containing Revolving Line of Credit for Contempo Casualss, Inc. dated June 30, 1995. (5)
10.5.5	Amendment No. 1 to Business Loan Agreement between the Company and Bank of America, containing Term Loan and Revolving Line of Credit, dated May 7, 1998. (9)
10.5.6	Amendment No. 2 to Business Loan Agreement between the Company and Bank of America, containing Term Loan and Revolving Line of Credit, dated June 12, 1998. (9)
10.5.7	Amendment No. 3 to Business Loan Agreement between the Company and Bank of America, containing Term Loan and Revolving Line of Credit, dated November 6, 1998. (9)
10.5.8	Amendment No. 4 to Business Loan Agreement between the Company and Bank of America, containing Term Loan and Revolving Line of Credit, dated March 31, 1999. (9)
10.5.9	Business Loan Agreement between the Company and Bank of America, containing Loan and Revolving Line of Credit; Term dated October 29, 1999. (11)
10.5.10	Amendment No. 5 to Business Loan Agreement between the Company and Bank of America, containing Term Loan and Revolving Line of Credit, dated December 21, 2001.
10.6	"Key Man" life insurance policy for Kathy Bronstein. (9)
10.7	1994 Long-Term Incentive Plan. (3)
10.8	Stock Purchase and Stock Transfer Restriction Agreement among Kathy Bronstein, Suzy Shier, Inc. and the Company dated December 30, 1988. (1)
10.9	Indemnification Agreement between the Company and various Executives and Directors, dated January 3, 1995, and schedule listing all parties thereto. (4)
10.10	1996 Long-Term Incentive Plan. (6)

10.10.1	Amendment to 1996 Long-Term Incentive Plan.
10.11	Supplemental Employee Retirement Plan. (8)
10.12	2000 Stock Incentive Plan. (12)
21.1	Subsidiaries of the Registrant. (5)
23.1	Consent of Deloitte & Touche LLP, independent auditors.
99.1	Factors Affecting Future Financial Results.

(1)
Denotes exhibits incorporated by reference to the Company's Registration Statement File No. 33-34895.

(2)
Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1993.

(3)
Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

(4)
Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

(5)
Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

(6)
Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

(7)
Denotes exhibits incorporated by reference to the Company's Current Report on Form 8-K filed on August 25, 1997.

(8)
Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1998.

(9)
Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

(10)
Denotes exhibits incorporated by reference to the Company's Proxy Statement dated May 4, 1999.

(11)
Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

(12)
Denotes exhibits incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
Five-Year Financial Summary
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
THE WET SEAL, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
INDEPENDENT AUDITORS' REPORT
THE WET SEAL, INC. CONSOLIDATED BALANCE SHEETS
THE WET SEAL, INC. CONSOLIDATED STATEMENTS OF INCOME
THE WET SEAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THE WET SEAL, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THE WET SEAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
THE WET SEAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended February 2, 2002, February 3, 2001 and January 29, 2000
EXHIBIT INDEX