Form 10-Q
period 2002-05-04
WET SEAL INC
filed 2002-06-17
CIK 863456

QuickLinks -- Click here to rapidly navigate through this document

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18632

THE WET SEAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	33-0415940 (I.R.S. Employer Identification No.)
26972 Burbank Foothill Ranch, California (Address of principal executive offices)	92610 (Zip code)

(949) 583-9029
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

        The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock par value $.10 per share, at June 13, 2002 were 25,591,697 and 4,804,249, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at June 13, 2002.

THE WET SEAL, INC.
FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated condensed balance sheets as of May 4, 2002 (unaudited) and February 2, 2002 (audited)	3
	Consolidated condensed statements of income and comprehensive income (unaudited) for the 13 weeks ended May 4, 2002 and May 5, 2001	4
	Consolidated condensed statements of cash flows (unaudited) for the 13 weeks ended May 4, 2002 and May 5, 2001	5
	Notes to consolidated condensed financial statements	6-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
PART II.	OTHER INFORMATION	13
	SIGNATURE PAGE	14
	EXHIBIT 10.1	1-9
	EXHIBIT 99.1	1-4

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	May 4, 2002	February 2, 2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,716	$34,345
Short-term investments	54,165	67,523
Other receivables	3,863	4,830
Merchandise inventories	31,254	32,020
Prepaid expenses	12,197	11,018
Deferred tax charges	2,500	2,500

Total current assets	152,695	152,236

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	129,932	117,284
Furniture, fixtures and equipment	73,026	66,880
Leasehold rights	2,588	2,848

	205,546	187,012
Less accumulated depreciation	(96,077)	(93,304)

Net equipment and leasehold improvements	109,469	93,708

LONG-TERM INVESTMENTS	17,714	30,433
OTHER ASSETS:
Deferred taxes and other assets	13,017	13,017
Goodwill, net of accumulated amortization of $1,780,000 as of May 4, 2002 and February 2, 2002	6,323	6,323

Total other assets	19,340	19,340

TOTAL ASSETS	$299,218	$295,717

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,028	$51,890
Accrued liabilities	19,351	19,321
Income taxes payable	1,520	3,834

Total current liabilities	67,899	75,045

LONG-TERM LIABILITIES:
Deferred rent	8,597	8,624
Other long-term liabilities	4,629	4,438

Total long-term liabilities	13,226	13,062

Total liabilities	81,125	88,107

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 28,486,697 and 28,268,456 shares issued and outstanding at May 4, 2002 and February 2, 2002, respectively	2,849	2,827
Common Stock, Class B Convertible, $.10 par value, authorized 10,000,000 shares; 4,804,250 shares issued and outstanding at May 4, 2002 and February 2, 2002	480	480
Paid-in capital	81,309	79,568
Retained earnings	153,804	145,084
Treasury stock, 3,077,100 shares at cost	(20,349)	(20,349)

Total stockholders' equity	218,093	207,610

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$299,218	$295,717

See accompanying notes to consolidated condensed financial statements

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	13 Weeks Ended
	May 4, 2002	May 5, 2001
SALES	$156,620	$137,913
COST OF SALES (including buying, distribution and occupancy costs)	103,823	96,247

GROSS MARGIN	52,797	41,666
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	39,845	34,399

OPERATING INCOME	12,952	7,267
INTEREST INCOME, NET	1,000	1,520

INCOME BEFORE PROVISION FOR INCOME TAXES	13,952	8,787
PROVISION FOR INCOME TAXES	5,232	3,427

NET INCOME	$8,720	$5,360

COMPREHENSIVE INCOME	$8,720	$5,360

NET INCOME PER SHARE, BASIC	$0.29	$0.18

NET INCOME PER SHARE, DILUTED	$0.28	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	30,121,793	29,241,947

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	31,594,562	30,619,166

See accompanying notes to consolidated condensed financial statements

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	13 Weeks Ended
	May 4, 2002	May 5, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,720	$5,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,172	5,070
(Gain) Loss on disposal of equipment and leasehold improvements	(29)	13
Changes in operating assets and liabilities:
Other receivables	967	(782)
Merchandise inventories	766	(9,294)
Prepaid expenses	(1,179)	(145)
Other assets	—	1
Accounts payable and accrued liabilities	(4,832)	15,609
Income taxes payable	(2,314)	(5,548)
Deferred rent	(27)	(61)
Other long-term liabilities	191	178

Net cash provided by operating activities	7,435	10,401
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(20,680)	(2,915)
Acquisition of store leases and store assets	—	(3,550)
Investment in marketable securities	(1,500)	(20,671)
Proceeds from sale of marketable securities	27,353	20,129

Net cash provided by (used in) investing activities	5,173	(7,007)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	1,763	4,642

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,371	8,036
CASH AND CASH EQUIVALENTS, beginning of period	34,345	30,122

CASH AND CASH EQUIVALENTS, end of period	$48,716	$38,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7	$—
Income taxes, net	$7,535	$9,212

See accompanying notes to consolidated condensed financial statements

THE WET SEAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1—Basis of Presentation:

        The information set forth in these consolidated condensed financial statements is unaudited except for the February 2, 2002 balance sheet. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

        In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 4, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003 (fiscal 2002). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report for the year ended February 2, 2002.

NOTE 2—Revolving Credit Arrangement:

        Under a secured revolving line-of-credit arrangement with a major financial institution, the company may borrow up to a maximum of $50,000,000 on a revolving basis through January 2004. The cash borrowings under the arrangement bear interest at the bank's prime rate or, at our option, LIBOR plus 1.5%.

        The credit arrangement imposes quarterly and annual financial covenants requiring us to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement requires that the bank approve the payment of dividends and restricts the level of capital expenditures. At May 4, 2002, the Company was in compliance with these covenants. The Company had no borrowings outstanding under the credit arrangement at May 4, 2002.

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

        A reconciliation of the numerators and denominators used in basic and diluted net income per share is as follows:

	13 Weeks Ended May 4, 2002	13 Weeks Ended May 5, 2001
Net income:	$8,720,000	$5,360,000

Weighted average Number of common shares:
Basic	30,121,793	29,241,947
Effect of dilutive Securities-stock options	1,472,769	1,377,219

Diluted	31,594,562	30,619,166

Net income per share: Basic	$0.29	$0.18
Effect of dilutive Securities-stock options	0.01	0.00

Diluted	$0.28	$0.18

        The Company effected a three-for-two stock split on May 9, 2002, on both the Class A and Class B common stock. Earnings per share and share outstanding amounts have been restated to give retroactive effect to the stock split in these financial statements.

NOTE 4—Treasury Stock:

        The Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of May 4, 2002, 3,077,100 shares (split adjusted) had been repurchased at a cost of $20,349,000. Such repurchased shares are reflected as Treasury Stock in the Company's consolidated condensed balance sheets. There were no shares repurchased in the three months ended May 4, 2002.

NOTE 5—Goodwill: Adoption of Statements 141 and 142

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002.

        The following table provides the Company's net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	13 Weeks Ended May 4, 2002	13 Weeks Ended May 5, 2001
Net income:	$8,720,000	$5,360,000
Add back: Goodwill amortization	—	99,000
Related income tax effect	—	(38,000)

Adjusted net income	$8,720,000	$5,421,000

Net income per share:
Basic	$0.29	$0.18
Add back: Goodwill amortization, net of related income tax effect	—	—

Adjusted basic net income per common share	$0.29	$0.18

Diluted	$0.28	$0.18
Add back: Goodwill amortization, net of related income tax effect	—	—

Adjusted diluted net income per common share	$0.28	$0.18

        Amortization of goodwill for the full fiscal year 2001 was $394,000 before income taxes.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated condensed financial statements and the notes thereto.

        We are one of the largest national mall-based specialty retailers focusing primarily on young women's apparel and accessories, and currently operate 584 retail stores in 44 states, Washington D.C. and Puerto Rico. Of the 584 stores, 417 are Wet Seal stores and 45 are Contempo Casuals stores which cater to the junior customer, 89 are Arden B. stores which focus on a fashionable, sophisticated, contemporary customer and 33 are Zutopia stores, for the "tween' customer. In the fall of fiscal 2002, we are planning to launch the Wet Seal Catalog and within six to nine months launch a proprietary credit card in an effort to further build the Wet Seal brand and enhance our relationship with our customers. We also believe these actions will increase the opportunity for sales to new and existing customers.

        As of May 4, 2002, we operated 579 stores compared to 563 stores as of May 5, 2001, the end of the first quarter of fiscal 2001. We opened 64 stores and closed 48 stores for the period from May 5, 2001 to May 4, 2002.

Critical Accounting Policies and Estimates

        We prepared the consolidated condensed financial statements of The Wet Seal, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

        We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change is warranted. Our accounting policies are more fully described in Note 1 to the Consolidated Financial statements included in the Annual Report for the year ended February 2, 2002.

Current Trends and Outlook

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

Inventory Valuation

        Merchandise inventories are stated at the lower of cost (first in, first out) or market. Cost is calculated using the retail inventory method. Inventories include items that have been marked down to management's best estimate of their fair market value. Management's decision to markdown merchandise is based on maintaining the freshness of our product offering. Markdowns are taken regularly to effect the rapid sale of slow moving inventory and to make room for new merchandise arriving daily to the stores. To the extent that management's estimates differ from actual results, additional markdowns may be required which could reduce our gross margin and operating income. Our success is largely dependent on our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. If we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent markdowns which would adversely affect our operating results.

Results of Operations

The 13 weeks ended May 4, 2002 (first quarter of fiscal 2002) as compared to the 13 weeks ended May 5, 2001 (first quarter of fiscal 2001)

        Sales in the first quarter of fiscal 2002 were $156,620,000 compared to sales in the first quarter of fiscal 2001 of $137,913,000, an increase of $18,707,000, or 13.6%. The dollar increase in sales was due in part to the net increase of 16 stores; 579 stores at the end of the first quarter of fiscal 2002 compared to 563 stores at the end of the first quarter of fiscal 2001. The increase in sales was also due to the increase in comparable store sales of 8.2% for the first quarter of fiscal 2002 compared to an increase of 3.5% in the first quarter of fiscal 2001. Comparable store sales are defined as sales in stores that were open throughout the full prior 14 months.

        Cost of sales, including buying, distribution and occupancy costs, was $103,823,000 in the first quarter of fiscal 2002 compared to $96,247,000 in the first quarter of fiscal 2001, an increase of $7,576,000. The dollar increase in cost of sales in fiscal 2002 compared to fiscal 2001 was due primarily to an increase in sales. As a percentage of sales, cost of sales was 66.3% in the first quarter of fiscal 2002 compared to 69.8% in the first quarter of fiscal 2001, a decrease of 3.5%. The decrease in cost of sales as a percentage of sales related primarily to a decrease in markdowns. The decrease in cost of sales as a percentage of sales was also due to decreases in occupancy and distribution costs due to leverage from the increase in comparable store sales.

        Selling, general and administrative expenses were $39,845,000 in the first quarter of fiscal 2002 compared to $34,399,000 in the first quarter of fiscal 2001, an increase of $5,446,000, or 15.8%. As a percentage of sales, selling, general and administrative expenses were 25.4% in fiscal 2002 compared to 24.9% in fiscal 2001, an increase of 0.5%. The dollar increase in selling, general and administrative expenses in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 was primarily due to the increase in total sales. The increase as a percentage of sales was primarily related to an increase in advertising.

        Interest income, net, was $1,000,000 in the first quarter of fiscal 2002 compared to $1,520,000 in the first quarter of fiscal 2001, a decrease of $520,000. This decrease was due primarily to lower interest rates offset by higher cash balances.

        Income tax provision was $5,232,000 in the first quarter of fiscal 2002 compared to $3,427,000 in the first quarter of fiscal 2001. The effective income tax rate for the first quarter of fiscal 2002 was 37.5% compared to 39.0% in the prior year first quarter. The decrease in the effective tax rate in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 was due to an increase in income generated from states with lower effective tax rates.

        Based on the factors noted above, net income was $8,720,000 in the first quarter of fiscal 2002 compared to $5,360,000 in the first quarter of fiscal 2001, an increase of $3,360,000, or 62.7%. As a percentage of sales, net income was 5.6% in the first quarter of fiscal 2002 compared to 3.9% in the first quarter of fiscal 2001.

Liquidity and Capital Resources

        Net cash provided by operating activities for the first quarter of fiscal 2002 was $7,435,000. Working capital at May 4, 2002 was $84,796,000 compared to $77,191,000 at February 2, 2002, an increase of $7,605,000. This increase was primarily due to a decrease in accounts payable, due to the timing of payments to merchandise vendors and lower receipts, and a decrease in income taxes payable.

        In the first quarter of fiscal 2002, we invested $20,680,000 in equipment and leasehold improvements, compared to $6,465,000 in the same period of the prior year. The investment of $20,680,000 includes the opening of 14 new stores, conversion of nine stores, as well as various upgrades and renovations. The prior year capital expenditures included one new store opening and the acquisition of 18 Zutopia stores acquired at a cost of $3,550,000. We currently estimate that the capital expenditures for the remainder of fiscal 2002 will be approximately $29,320,000. These planned expenditures relate primarily to new store openings and remodel construction.

        The Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of May 4, 2002, 3,077,100 shares (split adjusted) had been repurchased at a cost of $20,349,000. Such repurchased shares are reflected as Treasury Stock in the Company's consolidated condensed financial statements.

        We have a secured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association in an aggregate principal amount of $50,000,000, maturing on January 1, 2004. At May 4, 2002, there were no outstanding borrowings under the credit arrangement and there were $6,101,000 open letters of credit related to imported inventory orders. We were in compliance with all terms and covenants of the credit arrangement.

        We invest our excess funds primarily in a short-term investment grade money market fund, investment grade commercial paper and U.S. Treasury and Agency obligations. We believe that our working capital and cash flows from operating activities will be sufficient to meet our operating and capital requirements in the foreseeable future.

Seasonality and Quarterly Operating Results

        Our business is seasonal by nature, with the Christmas season (beginning the week of Thanksgiving and ending the first Saturday after Christmas) and the back-to-school season (beginning the last week of July and ending the first week of September) historically accounting for the largest percentage of sales volume. In our three fiscal years ended February 2, 2002, the Christmas and back-to-school seasons together accounted for an average of approximately 31% of our annual sales, after adjusting for sales increases related to new stores. We do not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that our business will not be affected by inflation in the future.

Statement Regarding Forward-Looking Disclosure

        Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events.

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

        Actual events and results may differ from those expressed in any forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results, and actions to differ materially from any future-looking statements include, but are not limited to, those discussed in Exhibit 99.1 attached to this report and elsewhere in this report. We strongly urge you to review and consider the risk factors set forth in Exhibit 99.1.

New Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a material impact on our consolidated results of operations, financial position or cash flows.

        In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of SFAS No. 143 will have a material impact on our consolidated results of operations, financial position or cash flows.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations, financial position or cash flows.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        To the extent that we borrow under our credit facility, we would be exposed to market risk related to changes in interest rates. At May 4, 2002 no borrowings were outstanding under our credit facility. We are not a party to any derivative financial instruments. Additionally, we are exposed to market risk related to interest rate risk on the short-term investment of excess cash in short-term investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on those investments.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings.

        We are not party to any material legal proceedings. We anticipate that we will be subject to litigation (and arbitration) in the ordinary course of business.

Item 2—Changes in Securities.

        On May 9, 2002, we effected a three-for-two stock split on Class A and Class B common stock.

Item 3—Defaults Upon Senior Securities.

        Not Applicable

Item 4—Submission of Matters to a Vote of Security Holders.

        We held our most recent Annual Meeting on May 30, 2002. At the meeting, our stockholders elected George H. Benter, Jr., Kathy Bronstein, Barry J. Entous, Stephen Gross, Walter F. Loeb, Wilfred Posluns, Alan Siegel and Irving Teitelbaum to the Board of Directors with an affirmative vote of at least 12,558,112 Class A shares and 3,202,833 Class B shares for each director, with no more than 3,751,065 Class A shares voting against any director. The stockholders approved an amendment to our Amended and Restated 1996 Long-Term Incentive Plan to increase the number of shares issuable under such plan with an affirmative vote of 10,606,607 Class A shares and 3,202,833 Class B shares, with 3,392,182 Class A shares voting against. The stockholders ratified the selection of Deliotte and Touche LLP as the independent auditors for the fiscal year ending February 1, 2003 with an affirmative vote of 15,886,511 Class A shares and 3,202,833 Class B shares, with 417,996 Class A shares voting against. Class A shares are entitled to one vote per share. Class B shares are entitled to two votes per share.

Item 5—Other Information.

        Not Applicable

Item 6(a)—Exhibits.

10.1	Services Agreement, dated April 21, 2002, between the Company and Greg Scott.
99.1	Factors Affecting Future Financial Results.

Item 6(b)—Reports on Form 8-K.

        On March 8, 2002, we filed a current report on Form 8-K reporting that the Company issued a press release on February 28, 2002 to announce expected earnings for fourth quarter and fiscal 2001. We also announced plans to release final earnings results for fiscal 2001 on March 21, 2002, at 5:00 am PST and that it would hold a conference call on March 21, 2002 at 9:00 am PST to discuss fiscal 2001 results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Wet Seal, Inc. (Registrant)
Date: June 14, 2002	/s/ KATHY BRONSTEIN Kathy Bronstein Vice Chairman and Chief Executive Officer and Director (Principal Executive Officer)
Date: June 14, 2002	/s/ WALTER J. PARKS Walter J. Parks Executive Vice President and Chief Administrative Officer (Principal Financial and Accounting Officer)

QuickLinks

THE WET SEAL, INC. FORM 10-Q Index
THE WET SEAL, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (IN THOUSANDS)
THE WET SEAL, INC. CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)
THE WET SEAL, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
THE WET SEAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings.
  Item 2—Changes in Securities.
  Item 3—Defaults Upon Senior Securities.
  Item 4—Submission of Matters to a Vote of Security Holders.
  Item 5—Other Information.
  Item 6(a)—Exhibits.
  Item 6(b)—Reports on Form 8-K.
SIGNATURES