Form 10-Q
period 2002-08-03
WET SEAL INC
filed 2002-09-17
CIK 863456

QuickLinks -- Click here to rapidly navigate through this document

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

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

Yes ☒    No ☐

        The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock, par value $.10 per share, at September 12, 2002 were 25,628,972 and 4,804,249, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at September 12, 2002.

THE WET SEAL, INC.
FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated condensed balance sheets (unaudited) as of August 3, 2002 and February 2, 2002	3-4
	Consolidated condensed statements of income and comprehensive income (unaudited) for the quarter and six months ended August 3, 2002 and August 4, 2001	5
	Consolidated condensed statements of cash flows (unaudited) for the six months ended August 3, 2002 and August 4, 2001	6
	Notes to consolidated condensed financial statements	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
PART II.	OTHER INFORMATION	16
	SIGNATURE PAGE	17
	SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS	18
	SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS	19
	EXHIBIT 99.1	1-4

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

UNAUDITED

(IN THOUSANDS)

	August 3, 2002	February 2, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,024	$34,345
Short-term investments	45,386	67,523
Other receivables	7,219	4,830
Merchandise inventories	43,019	32,020
Prepaid expenses	13,292	11,018
Deferred tax charges	2,500	2,500

Total current assets	140,440	152,236

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	131,720	117,284
Furniture, fixtures and equipment	78,223	66,880
Leasehold rights	2,411	2,848

	212,354	187,012
Less accumulated depreciation	(99,276)	(93,304)

Net equipment and leasehold improvements	113,078	93,708

LONG-TERM INVESTMENTS	40,848	30,433
OTHER ASSETS:
Deferred taxes and other assets	13,052	13,017
Goodwill	6,323	6,323

Total other assets	19,375	19,340

TOTAL ASSETS	$313,741	$295,717

See accompanying notes to consolidated condensed financial statements

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA)

	August 3, 2002	February 2, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,855	$51,890
Accrued liabilities	15,234	19,321
Income taxes payable	—	3,834

Total current liabilities	76,089	75,045

LONG-TERM LIABILITIES:
Deferred rent	8,681	8,624
Other long-term liabilities	4,821	4,438

Total long-term liabilities	13,502	13,062

Total liabilities	89,591	88,107

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 28,703,072 and 28,268,456 shares issued and outstanding at August 3, 2002 and February 2, 2002, respectively	2,870	2,827
Common Stock, Class B Convertible, $.10 par value, authorized 10,000,000 shares; 4,804,250 shares issued and outstanding at August 3, 2002 and February 2, 2002	480	480
Paid-in capital	83,679	79,568
Retained earnings	157,470	145,084
Treasury stock, 3,077,100 shares at cost	(20,349)	(20,349)

Total stockholders' equity	224,150	207,610

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$313,741	$295,717

See accompanying notes to consolidated condensed financial statements

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Quarter Ended		Six Months Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
SALES	$146,158	$135,580	$302,778	$273,493
COST OF SALES (including buying, distribution and occupancy costs)	101,605	95,502	205,428	191,749

GROSS MARGIN	44,553	40,078	97,350	81,744
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	39,590	35,498	79,435	69,897

OPERATING INCOME	4,963	4,580	17,915	11,847
INTEREST INCOME, NET	903	1,278	1,903	2,798

INCOME BEFORE PROVISION FOR INCOME TAXES	5,866	5,858	19,818	14,645
PROVISION FOR INCOME TAXES	2,200	2,285	7,432	5,712

NET INCOME	$3,666	$3,573	$12,386	$8,933

COMPREHENSIVE INCOME	$3,666	$3,573	$12,386	$8,933

NET INCOME PER SHARE, BASIC	$0.12	$0.12	$0.41	$0.30

NET INCOME PER SHARE, DILUTED	$0.12	$0.12	$0.39	$0.29

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	30,351,080	29,565,276	30,236,446	29,403,614

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	31,691,653	30,468,744	31,648,146	30,302,382

See accompanying notes to consolidated condensed financial statements

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Six Months Ended
	August 3, 2002	August 4, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,386	$8,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,302	10,361
Loss on disposal of equipment and leasehold improvements	316	35
Changes in operating assets and liabilities:
Other receivables	(2,389)	(3,016)
Merchandise inventories	(10,999)	(12,440)
Prepaid expenses	(2,274)	(208)
Other assets	(35)	(10)
Accounts payable and accrued liabilities	4,878	15,541
Income taxes payable	(3,834)	(5,548)
Deferred rent	57	(167)
Other long-term liabilities	383	357

Net cash provided by operating activities	8,791	13,838
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(29,503)	(11,196)
Acquisition of store leases and store assets	—	(3,550)
Investment in marketable securities	(43,211)	(41,028)
Proceeds from sale of marketable securities	54,448	49,165

Net cash used in investing activities	(18,266)	(6,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	4,154	6,200

Net cash provided by financing activities	4,154	6,200

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,321)	13,429
CASH AND CASH EQUIVALENTS, beginning of period	34,345	30,122

CASH AND CASH EQUIVALENTS, end of period	$29,024	$43,551

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest—credit facility	$15	—
Income taxes, net	$12,659	$13,098

See accompanying notes to consolidated condensed financial statements

THE WET SEAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1—Basis of Presentation:

        The information set forth in these consolidated condensed financial statements is unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

        In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the quarter and six months ended August 3, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003 (fiscal 2002). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of the Wet Seal, Inc. (the "Company") for the year ended February 2, 2002.

NOTE 2—Revolving Credit Arrangement:

        Under a secured revolving line-of-credit arrangement with a major financial institution, the Company may borrow up to a maximum of $50.0 million on a revolving basis through January 1, 2004. The cash borrowings under the arrangement bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 1.5%.

        The credit arrangement imposes quarterly and annual financial covenants requiring us to maintain certain financial ratios and achieve certain levels of annual income. In addition, the credit arrangement requires that the bank approve the payment of dividends and restricts the level of capital expenditures. At August 3, 2002, the Company was in compliance with these covenants. The Company had no borrowings outstanding under the credit arrangement at August 3, 2002 and there was $14.2 million in open letters of credit related to imported inventory orders.

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

        A reconciliation of the numerators and denominators used in basic and diluted net income per share is as follows:

(In thousands, except share data)	Quarter Ended August 3, 2002	Quarter Ended August 4, 2001	Six Months Ended August 3, 2002	Six Months Ended August 4, 2001
Net income:	$3,666	$3,573	$12,386	$8,933

Weighted average Number of common shares:
Basic	30,351,080	29,565,276	30,236,446	29,403,614
Effect of dilutive Securities-stock options	1,340,573	903,468	1,411,700	898,768

Diluted	31,691,653	30,468,744	31,648,146	30,302,382

Net income per share:
Basic	$0.12	$0.12	$0.41	$0.30
Effect of dilutive Securities-stock options	0.00	0.00	0.02	0.01

Diluted	$0.12	$0.12	$0.39	$0.29

        The Company affected a three-for-two stock split on May 9, 2002 on both the Class A and Class B common stock. Earnings per share and share outstanding amounts have been restated to give retroactive effect to the stock split in these financial statements.

NOTE 4—Treasury Stock:

        The Company's Board of Directors has authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of August 3, 2002, 3,077,100 shares (split adjusted) had been repurchased at a cost of $20.3 million. Such repurchased shares are reflected as Treasury Stock in the Company's consolidated condensed balance sheets. There were no shares repurchased in the three or six months ended August 3, 2002.

NOTE 5—Goodwill: Adoption of Statements 141 and 142

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. As of August 3, 2002 the Company has determined that there is no impairment of goodwill at this time.

        The following table provides the Company's net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

(In thousands)	Quarter Ended August 3, 2002	Quarter Ended August 4, 2001	Six Months Ended August 3, 2002	Six Months Ended August 4, 2001
Net income:	$3,666	$3,573	$12,386	$8,933
Add back: Goodwill amortization	—	99	—	197
Related income tax effect	—	(39)	—	(77)

Adjusted net income	$3,666	$3,633	$12,386	$9,053

Net income per share:
Basic	$0.12	$0.12	$0.41	$0.30
Add back: Goodwill amortization, net of related income tax effect	—	—	—	—

Adjusted basic net income per common share	$0.12	$0.12	$0.41	$0.30

Diluted	$0.12	$0.12	$0.39	$0.29
Add back: Goodwill amortization, net of related income tax effect	—	—	—	—

Adjusted diluted net income per common share	$0.12	$0.12	$0.39	$0.29

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

        We are one of the largest national mall-based specialty retailers focusing primarily on young women's apparel and accessories, and currently operate 589 retail stores in 45 states, Washington D.C. and Puerto Rico. Of the 589 stores, 436 are Wet Seal stores and 32 are Contempo Casuals stores which cater to the junior customer, 91 are Arden B. stores which focus on a fashionable, sophisticated, contemporary customer and 30 are Zutopia stores, for the "tween" customer.

        As of August 3, 2002, we operated 588 stores compared to 558 stores as of August 4, 2001, the end of the second quarter of fiscal 2001. We opened 75 stores and closed 45 stores during the period from August 4, 2001 to August 3, 2002.

Critical Accounting Policies and Estimates

        We prepared our consolidated condensed financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

        We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change is warranted. Our accounting policies are more fully described in Note 1 to the consolidated financial statements included in our Annual Report for the year ended February 2, 2002.

Current Trends and Outlook

        The operating results for the last month of the second quarter were disappointing. We experienced a significant reduction in the overall bottoms business. These sales misses were further exacerbated by the elimination of a tax-free promotion in the Florida market which occurred in the comparable prior year period, the late "back to school" period in the Texas market and reduced mall traffic. The difficult retail environment that has been experienced by many retailers during this back to school period also impacted our business.

        Our August sales continued to be similar to the sales reported for July. However, our merchant team has been re-positioning the inventory and we believe this will begin to be reflected in higher comparable store sales levels in the third quarter. However, there can be no assurance our efforts will result in higher sales.

        Given our investment in the direct-to-consumer business and with a lower than planned response rate to the back to school catalog, we anticipate that selling, general and administrative expenses as a percentage of sales will be above the prior year in the third quarter.

        We are committed to the direct-to-consumer business. However, given the difficult retail and economic environment, we will reduce our catalog circulation in the fourth quarter and postpone the implementation of our proprietary credit card program until the spring of fiscal 2003. We are taking these steps and making additional efforts to reduce our costs.

        As a result of the reduction in the average interest rate earned on our cash and cash equivalents, we expect interest income will be approximately 20% lower in both the third and fourth quarters.

        We anticipate opening approximately 71 new stores and closing approximately 25 stores in fiscal 2002. We have been successful in leveraging our occupancy costs by opening appropriately sized stores with better than average sales per square foot, and by closing under-performing stores. In a press release dated February 28, 2002, we stated that the average new store will be approximately 3,300 square feet and each will require an investment of $308,000. We believe we can achieve average sales of $300 per square foot in these stores and, if we are successful, the return on our investment in the first full year of operations of the new stores is estimated to be approximately 75%. During fiscal 2003, we anticipate opening 100 to 125 new locations.

Inventory Valuation

        Merchandise inventories are stated at the lower of cost (first in, first out) or market. Cost is calculated using the retail inventory method. Inventories include items that have been marked down to management's best estimate of their fair market value. Management's decision to mark down merchandise is based on maintaining the freshness of our product offering. Markdowns are taken regularly to affect the rapid sale of slow moving inventory and to make room for new merchandise arriving daily to the stores. To the extent that management's estimates differ from actual results, additional markdowns may be required which could reduce our gross margin and operating income. Our success is largely dependent on our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. If we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent markdowns which would adversely affect our operating results.

Results of Operations

The quarter ended August 3, 2002 as compared to the quarter ended August 4, 2001.

        Sales for the quarter ended August 3, 2002 were $146.2 million compared to sales for the quarter ended August 4, 2001 of $135.6 million, an increase of $10.6 million or 7.8%. The increase in sales was due primarily to the increase in comparable store sales of 1.6% for the second quarter of fiscal 2002 and a net increase of 30 stores compared to the second quarter of fiscal 2001. Comparable store sales are defined as sales in stores that were open throughout the full prior 14 months.

        Cost of sales (including buying, distribution and occupancy costs) was $101.6 million for the quarter ended August 3, 2002 compared to $95.5 million for the quarter ended August 4, 2001, an increase of $6.1 million or 6.4%. This increase was due primarily to an increase in sales. As a percentage of sales, cost of sales was 69.5% for the quarter ended August 3, 2002 compared to 70.4% for the quarter ended August 4, 2001, a decrease of 0.9%. The decrease in cost of sales as a percentage of sales was primarily due to the leveraging of occupancy and the increase in initial mark up, offset by an increase in markdowns and buying cost which were increased to support our growing multi-chain infrastructure.

        Selling, general and administrative expenses were $39.6 million for the quarter ended August 3, 2002 compared to $35.5 million for the quarter ended August 4, 2001, an increase of $4.1 million. The dollar increase was primarily due to the increase in total sales. As a percentage of sales, selling, general and administrative expenses were 27.1% for the quarter ended August 3, 2002 compared to 26.2% for the quarter ended August 4, 2001, an increase of 0.9%. The increase as a percentage of sales was primarily related to an increase in wages and the loss on disposal for seven store closures. Offsetting these increases was a decrease in certain freight costs.

        Interest income, net, was $0.9 million for the quarter ended August 3, 2002 compared to $1.3 million for the quarter ended August 4, 2001, a decrease of $0.4 million. This decrease was due primarily to a reduction in interest rates.

        Income tax provision was $2.2 million for the quarter ended August 3, 2002 compared to $2.3 million for the quarter ended August 4, 2001. The effective income tax rate was 37.5% compared to 39.0% in the prior year. The decrease in the effective tax rate was due to an increase in income generated from states with lower effective tax rates.

        Based on the factors noted above, net income was $3.7 million for the quarter ended August 3, 2002 compared to $3.6 million for the quarter ended August 4, 2001, an increase of $0.1 million. As a percentage of sales, net income was 2.5% for the quarter ended August 3, 2002 compared to 2.6% for the quarter ended August 4, 2001.

Results of Operations

The six months ended August 3, 2002 as compared to the six months ended August 4, 2001.

        Sales in the first six months of fiscal 2002 were $302.8 million compared to sales for the six months ended August 4, 2001 of $273.5 million, an increase of $29.3 million, or 10.7%. The dollar increase in sales was due in part to the net increase of 30 stores; we operated 588 stores at the end of the first six months of fiscal 2002 compared to 558 stores at the end of the first six months of fiscal 2001. The increase in sales was also due to the increase in comparable store sales of 4.9% for the first six months of fiscal 2002 compared to an increase of 3.5% for the first six months of fiscal 2001.

        Cost of sales, including buying, distribution and occupancy costs, was $205.4 million in the first six months of fiscal 2002 compared to $191.7 million in the first six months of fiscal 2001, an increase of $13.7 million or 7.1%. The dollar increase in cost of sales in fiscal 2002 compared to fiscal 2001 was due primarily to an increase in sales. As a percentage of sales, cost of sales was 67.8% in the first six months of fiscal 2002 compared to 70.1% in the first six months of fiscal 2001, a decrease of 2.3%. The decrease in cost of sales as a percentage of sales related primarily to lower markdowns, an increase in the initial mark up and a decrease in occupancy costs due to leverage from the increase in comparable store sales.

        Selling, general and administrative expenses were $79.4 million in the first six months of fiscal 2002 compared to $69.9 million in the first six months of fiscal 2001, an increase of $9.5 million or 13.6%. The dollar increase was primarily due to the increase in total sales. As a percentage of sales, selling, general and administrative expenses were 26.2% in the first six months of fiscal 2002 compared to 25.6% in the first six months of fiscal 2001, an increase of 0.6%. The increase as a percentage of sales was primarily related to an increase in wages and advertising costs. Offsetting these increases was a decrease in certain freight costs.

        Interest income, net, was $1.9 million in the first six months of fiscal 2002 compared to $2.8 million in the first six months of fiscal 2001, a decrease of $0.9 million. This decrease was due primarily to a reduction in interest rates.

        Income tax provision was $7.4 million in the first six months of fiscal 2002 compared to $5.7 million in the first six months of fiscal 2001. The effective income tax rate for the first six months of fiscal 2002 was 37.5% compared to 39.0% in the first six months of the prior year. The decrease in the effective tax rate was due to an increase in income generated from states with lower effective tax rates.

        Based on the factors noted above, net income was $12.4 million in the first six months of fiscal 2002 compared to $8.9 million in the first six months of fiscal 2001, an increase of $3.5 million or 39.3%. As a percentage of sales, net income was 4.1% in the first six months of fiscal 2002 compared to 3.3% in the first six months of fiscal 2001.

Liquidity and Capital Resources

        Net cash provided by operating activities for the first half of fiscal 2002 were $8.8 million. Working capital at August 3, 2002 was $64.4 million compared to $77.2 million at February 2, 2002 a decrease of $12.8 million. The decrease in working capital was primarily due to a decrease in short-term investments, which were converted to longer-term facilities as investments matured, offset by an increase in inventory. Inventory was $43.0 million at August 3, 2002 compared to $32.0 million at February 2, 2002, an increase of $11.0 million. This increase was due to the net increase of 17 stores and the seasonal nature of the business; inventory levels are typically at a low point at fiscal year end. Working capital was also impacted by an increase in receivables due to an increase in construction allowances due to the number of new stores under construction and an increase in prepaid insurance and prepaid catalog costs compared to year-end.

        In the first six months of fiscal 2002, we invested $29.5 million in equipment and leasehold improvements, compared to $14.7 million in the same period of the prior year. The investment of $29.5 million includes the opening of 30 new stores as well as various upgrades and renovations. The prior year capital expenditures included 6 new store openings, 20 remodeled stores, and the acquisition of 18 Zutopia stores. We currently estimate that the capital expenditures for the remainder of fiscal 2002 will be approximately $20.5 million. These planned expenditures relate primarily to new store openings and remodel construction.

        Our Board of Directors has authorized the repurchase of up to 20% of the outstanding shares of our Class A common stock. As of August 3, 2002, 3,077,100 shares (split adjusted) had been repurchased at a cost of $20.3 million. Such repurchased shares are reflected as Treasury Stock in our consolidated condensed financial statements. There were no shares repurchased in the three or six months ended August 3, 2002.

        We have a secured revolving line-of-credit arrangement with Bank of America National Trust and Savings Association in an aggregate principal amount of $50.0 million, maturing on January 1, 2004. At August 3, 2002, there were no outstanding borrowings under the credit arrangement and there were $14.2 million in open letters of credit related to imported inventory orders. As of August 3, 2002, we were in compliance with all financial covenants of the credit arrangement.

        We invest our excess funds in short-term investment grade money market funds, investment grade commercial paper and U.S. Treasury and Agency obligations. The long-term marketable securities consist of high credit quality municipal and corporate bonds. We believe that our working capital and cash flows from operating activities will be sufficient to meet our operating and capital requirements in the foreseeable future.

        Our principal contractual obligations consist of minimum annual rental commitments under non-cancelable leases, including our corporate office and warehouse facility lease. At August 3, 2002, our contractual obligations under these leases were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$470,000	$35,300	$189,800	$106,900	$138,000

        Our principal commercial commitments consists of open letters of credit, related to imported inventory orders, against our secured revolving line-of-credit arrangement. At August 3, 2002, our contractual commercial commitments under these letters of credit were as follows (in thousands):

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of credit	$14,200	$14,200	—	—	—

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

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on, at least, an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. Net income for the quarter and year-to-date ended August 4, 2001 would have been increased by $60,000 and $120,000 respectively had goodwill amortization been discontinued effective February 4, 2001. Net income per common share for the quarter and year-to-date ended August 4, 2001, after adjusting for the impact of discontinued goodwill amortization would not have changed. As of August 3, 2002, we have determined that there is no impairment of goodwill at this time.

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

        In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        To the extent that we borrow under our credit facility, we would be exposed to market risk related to changes in interest rates. At August 3, 2002 no borrowings were outstanding under our credit facility. We are not a party to any derivative financial instruments. Additionally, we are exposed to market risk related to interest rate risk on the short-term investment of excess cash in short-term investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on those investments.

        We have certain investments that generate interest income. These investments have carrying values that are subject to interest rate changes that could impact our earnings to the extent that we did not hold the investments to maturity.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings.

        We are not party to any material legal proceedings. We anticipate that we will be subject to litigation (and arbitration) in the ordinary course of business.

Item 2—Changes in Securities.

        On May 9, 2002, we affected a three-for-two stock split on our Class A and Class B common stock. Stockholders as of April 25, the record date for the stock split, were issued one share for every two shares that they then owned.

Item 3—Defaults Upon Senior Securities.

        Not Applicable

Item 4—Submission of Matters to a Vote of Security Holders.

        We held our most recent Annual Meeting on May 30, 2002. Following is a brief description of the matters voted upon at the meeting and the tabulation of the voting therefore:

        Proposal 1—Election of Directors.

	Number of Votes
Nominee	For	Withheld	Broker Non-Votes
1. George H. Benter, Jr.	22,216,984	497,859	0
2. Kathy Bronstein	18,963,778	3,751,065	0
3. Barry J. Entous	22,216,974	497,869	0
4. Stephen Gross	21,077,333	1,637,510	0
5. Walter F. Loeb	22,216,984	497,859	0
6. Wilfred Posluns	22,216,984	497,859	0
7. Alan Siegel	21,037,486	1,677,357	0
8. Irving Teitelbaum	21,037,486	1,677,357	0

        Proposal 2—Approval of an amendment to the Long-Term Incentive Plan. A proposal to approve an amendment to our amended and restated 1996 Long-Term Incentive Plan to increase the number of shares issuable under such plan was adopted with an affirmative vote of 10,606,607 Class A shares and 3,202,833 Class B shares, with 3,392,182 Class A shares voting against. Class A shares are entitled to one vote per share. Class B shares are entitled to two votes per share.

        Proposal 3—Ratification of the Appointment of independent Public Accountants. A proposal to ratify the selection of Deliotte and Touche LLP as the independent auditors for the fiscal year ending February 1, 2003 was adopted with an affirmative vote of 15,886,511 Class A shares and 3,202,833 Class B shares, with 417,996 Class A shares voting against.

Item 5—Other Information.

        Not Applicable

Item 6(a)—Exhibits.

    99.1
    Factors Affecting Future Financial Results.

Item 6(b)—Reports on Form 8-K.

        On September 5, 2002, we filed a current report on Form 8-K reporting that we had issued a press release to announce expected earnings for the third and fourth quarters of fiscal 2002. We also announced expected comparable store sales for the third and fourth quarters of fiscal 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Wet Seal, Inc. (Registrant)
Date: September 16, 2002	By:	/s/ KATHY BRONSTEIN Kathy Bronstein Vice Chairman and Chief Executive Officer and Director (Principal Executive Officer)
Date: September 16, 2002	By:	/s/ WALTER J. PARKS Walter J. Parks Executive Vice President and Chief Administrative Officer (Principal Financial and Accounting Officer)

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS

I, Kathy Bronstein, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Wet Seal, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ KATHY BRONSTEIN Kathy Bronstein Vice Chairman and Chief Executive Officer (principal executive officer)

I, Walter J. Parks, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Wet Seal, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ WALTER J. PARKS Walter J. Parks Executive Vice President and Chief Administrative Officer (principal financial and accounting officer)

SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

In connection with this quarterly report on Form 10-Q of The Wet Seal, Inc. for the period ended August 3, 2002, I, Kathy Bronstein, Vice Chairman and Chief Executive Officer of The Wet Seal, Inc., hereby certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.
This Form 10-Q for the period ended August 3, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.
The information contained in this Form 10-Q for the period ended August 3, 2002 fairly presents, in all material respects, the financial condition and results of operations of The Wet Seal, Inc.

Date: September 16, 2002	/s/ KATHY BRONSTEIN Kathy Bronstein Vice Chairman and Chief Executive Officer (principal executive officer)

        In connection with this quarterly report on Form 10-Q of The Wet Seal, Inc. for the period ended August 3, 2002, I, Walter J. Parks, Executive Vice President and Chief Administrative Officer of The Wet Seal, Inc., hereby certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.
This Form 10-Q for the period ended August 3, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.
The information contained in this Form 10-Q for the period ended August 3, 2002 fairly presents, in all material respects, the financial condition and results of operations of The Wet Seal, Inc.

3.

Date: September 16, 2002	/s/ WALTER J. PARKS Walter J. Parks Executive Vice President and Chief Administrative Officer (principal financial and accounting officer)

QuickLinks

THE WET SEAL, INC. FORM 10-Q Index
THE WET SEAL, INC. CONSOLIDATED CONDENSED BALANCE SHEETS UNAUDITED (IN THOUSANDS)
THE WET SEAL, INC. CONSOLIDATED CONDENSED BALANCE SHEETS UNAUDITED (IN THOUSANDS, EXCEPT SHARE DATA)
THE WET SEAL, INC. CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)
THE WET SEAL, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
THE WET SEAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES
SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS
SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS