Form 10-Q
period 2002-11-02
WET SEAL INC
filed 2002-12-17
CIK 863456

QuickLinks -- Click here to rapidly navigate through this document

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

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

Yes ☒    No ☐

        The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock, par value $.10 per share, at December 16, 2002 were 24,732,947 and 4,804,249 respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at December 16, 2002.

THE WET SEAL, INC.
FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated condensed balance sheets (unaudited) as of November 2, 2002 and February 2, 2002	3-4
	Consolidated condensed statements of operations and comprehensive income (loss)(unaudited) for the quarter and nine months ended November 2, 2002 and November 3, 2001	5
	Consolidated condensed statements of cash flows (unaudited) for the nine months ended November 2, 2002 and November 3, 2001	6
	Notes to consolidated condensed financial Statements (unaudited)	7-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION	18
	SIGNATURE PAGE	19
	SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS	20-21
	EXHIBIT 10.1	22-23
	EXHIBIT 99.1	24-27
	SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS	28

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	November 2, 2002	February 2, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,529	$34,345
Short-term investments	43,868	67,523
Other receivables	8,817	4,830
Merchandise inventories	48,116	32,020
Prepaid expenses	14,751	11,018
Deferred taxes	2,500	2,500

Total current assets	126,581	152,236

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	129,803	117,284
Furniture, fixtures and equipment	85,710	66,880
Leasehold rights	2,411	2,848

	217,924	187,012
Less accumulated depreciation	(103,914)	(93,304)

Net equipment and leasehold improvements	114,010	93,708

LONG-TERM INVESTMENTS	40,963	30,433
OTHER ASSETS:
Deferred taxes and other assets	13,423	13,017
Goodwill	6,323	6,323

Total other assets	19,746	19,340

TOTAL ASSETS	$301,300	$295,717

See accompanying notes to consolidated condensed financial statements

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	November 2, 2002	February 2, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,692	$51,890
Accrued liabilities	18,171	19,321
Income taxes payable	—	3,834

Total current liabilities	73,863	75,045

LONG-TERM LIABILITIES:
Deferred rent	8,727	8,624
Other long-term liabilities	5,012	4,438

Total long-term liabilities	13,739	13,062

Total liabilities	87,602	88,107

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 27,804,047 and 28,268,456 shares issued and outstanding at November 2, 2002 and February 2, 2002, respectively	2,780	2,827
Common Stock, Class B Convertible, $.10 par value, authorized 10,000,000 shares; 4,804,250 shares issued and outstanding at November 2, 2002 and February 2, 2002	480	480
Paid-in capital	75,816	79,568
Retained earnings	154,971	145,084
Treasury stock, 3,077,100 shares at cost	(20,349)	(20,349)

Total stockholders' equity	213,698	207,610

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$301,300	$295,717

See accompanying notes to consolidated condensed financial statements

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Quarter Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
SALES	$144,538	$146,888	$447,316	$420,381
COST OF SALES (including buying, distribution and occupancy costs)	104,785	99,645	310,213	291,394

GROSS MARGIN	39,753	47,243	137,103	128,987
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	44,439	37,719	123,874	107,616

OPERATING (LOSS) INCOME	(4,686)	9,524	13,229	21,371
INTEREST INCOME, NET	688	1,229	2,591	4,027

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(3,998)	10,753	15,820	25,398
(BENEFIT) PROVISION FOR INCOME TAXES	(1,499)	3,936	5,933	9,648

NET (LOSS) INCOME	$(2,499)	$6,817	$9,887	$15,750

COMPREHENSIVE (LOSS) INCOME	$(2,499)	$6,817	$9,887	$15,750

NET (LOSS) INCOME PER SHARE, BASIC	$(0.08)	$0.23	$0.33	$0.53

NET (LOSS) INCOME PER SHARE, DILUTED	$(0.08)	$0.22	$0.32	$0.52

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	30,147,834	29,685,702	30,206,909	29,497,643

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	30,147,834	30,434,408	31,344,273	30,362,909

See accompanying notes to consolidated condensed financial statements

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended
	November 2, 2002	November 3, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,887	$15,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,207	15,713
Loss on disposal of equipment and leasehold improvements	587	437
Changes in operating assets and liabilities:
Other receivables	(3,987)	(3,529)
Merchandise inventories	(16,096)	(10,415)
Prepaid expenses	(3,733)	(47)
Other assets	(406)	(373)
Accounts payable and accrued liabilities	2,652	16,488
Income taxes payable	(3,834)	(4,637)
Deferred rent	103	(279)
Other long-term liabilities	574	536

Net cash provided by operating activities	1,954	29,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(36,237)	(29,903)
Acquisition of store leases and store assets	—	(3,550)
Investment in marketable securities	(52,982)	(71,022)
Proceeds from sale of marketable securities	65,248	69,640

Net cash used in investing activities	(23,971)	(34,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of stock	(8,215)	—
Proceeds from issuance of stock	4,416	7,104

Net cash (used in) provided by financing activities	(3,799)	7,104

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,816)	1,913
CASH AND CASH EQUIVALENTS, beginning of period	34,345	30,122

CASH AND CASH EQUIVALENTS, end of period	$8,529	$32,035

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest—credit facility	$15	$—
Income taxes, net	$12,900	$14,254

See accompanying notes to consolidated condensed financial statement

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

        In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the quarter and nine months ended November 2, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003 (fiscal 2002). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of The Wet Seal, Inc. (the "Company") for the year ended February 2, 2002.

NOTE 2—Revolving Credit Arrangement:

        Under a revolving line-of-credit arrangement with a major financial institution, the Company may borrow up to a maximum of $50 million on a revolving basis through January 1, 2004. The cash borrowings under the arrangement bear interest at the bank's prime rate or, at the Company's option, LIBOR plus 1.5%.

        The credit arrangement imposes quarterly and annual financial covenants requiring us to maintain certain financial ratios and achieve certain levels of income. In addition, the credit arrangement requires that the bank approve the payment of dividends and restricts the level of capital expenditures. At November 2, 2002, the Company was in compliance with these covenants. The Company had no borrowings outstanding under the credit arrangement at November 2, 2002. There were $14.7 million in open letters of credit related to imported inventory orders as of that date.

NOTE 3—Net Income (Loss) Per Share:

        Net income (loss) per share, basic, is computed based on the weighted average number of shares of Class A and Class B common stock outstanding for the period.

        Net income (loss) per share, diluted, is computed based on the weighted average number of shares of Class A and Class B common stock and potentially dilutive common stock equivalents outstanding for the period. Stock options were not included in the computation of diluted net income and loss per share for the quarter ended November 2, 2002 because to do so would have been antidilutive.

        A reconciliation of the numerators and denominators used in basic and diluted net income per share is as follows:

(In thousands, except share data)	Quarter Ended November 2, 2002	Quarter Ended November 3, 2001	Nine months Ended November 3, 2002	Nine months Ended November 2, 2001
Net(loss)income	$(2,499)	$6,817	$9,887	$15,750

Weighted average number of common shares:
Basic	30,147,834	29,685,702	30,206,909	29,497,643
Effect of dilutive securities-stock options	—	748,706	1,137,364	865,266

Diluted	30,147,834	30,434,408	31,344,273	30,362,909

Net(loss)income per share: Basic	$(0.08)	$0.23	$0.33	$0.53
Effect of dilutive securities-stock options	—	0.01	0.01	0.01

Diluted	$(0.08)	$0.22	$0.32	$0.52

        The Company affected a three-for-two stock split on May 9, 2002 on both the Class A and Class B common stock. Earnings per share and share outstanding amounts have been restated to give retroactive effect to the stock split in this report.

NOTE 4—Treasury Stock:

        In September 1998, the Company's Board of Directors authorized the repurchase of up to 20% of the outstanding shares of the Company's Class A common stock. As of November 2, 2002, 3,077,100 shares (split adjusted) had been repurchased under this plan at a cost of $20.3 million. Such repurchased shares are reflected as Treasury Stock in the Company's consolidated condensed balance sheets.

        On October 1, 2002, the Company's Board of Directors authorized the repurchase of up to 5.4 million of the outstanding common stock of the Company's Class A common shares. This amount includes the remaining shares previously authorized for repurchase by the Company's Board of Directors. All shares repurchased under this plan will be retired as authorized by the Company's Board of Directors. During October 2002, the Company repurchased 947,400 shares for $8.2 million and retired the shares.

NOTE 5—Statements 141, 142, 143, 144 and 146

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

The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within nine months of adopting the Statement. The Company adopted SFAS No. 142 on February 3, 2002. Upon completion of the first step of the test, the Company determined that there was no impairment of goodwill.

        The following table provides the Company's net income (loss) and net income (loss) per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

(In thousands, except share data)	Quarter Ended November 2, 2002	Quarter Ended November 3, 2001	Nine months Ended November 3, 2001	Nine months Ended November 2, 2002
Net(loss)income:	$(2,499)	$6,817	$9,887	$15,750
Add back: Goodwill amortization	—	98	—	295
Related income tax effect	—	(36)	—	(112)

Adjusted net (loss)income	$(2,499)	$6,879	$9,887	$15,933

Net(loss)income per share:
Basic	$(0.08)	$0.23	$0.33	$0.53
Add back: Goodwill amortization, net of related income tax effect	—	—	—	—

Adjusted basic net (loss)income per common share	$(0.08)	$0.23	$0.33	$0.53

Diluted	$(0.08)	$0.22	$0.32	$0.52
Add back: Goodwill amortization, net of related income tax effect	—	—	—	—

Adjusted diluted net (loss) income per common share	$(0.08)	$0.22	$0.32	$0.52

        Amortization of goodwill for the full fiscal year 2001 was $394,000 before income taxes.

        In November 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of SFAS No. 143 will have a material impact on our consolidated results of operations, financial position or cash flows.

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

        We are one of the largest national mall-based specialty retailers focusing primarily on young women's apparel and accessories, and currently operate 622 retail stores in 46 states, Washington D.C. and Puerto Rico. Of the 622 stores, 457 are Wet Seal stores and 31 are Contempo Casuals stores, 100 are Arden B. stores and 34 are Zutopia stores.

        As of November 2, 2002, we operated 610 stores compared to 568 stores as of November 3, 2001, the end of the third quarter of fiscal 2001. We opened 77 stores and closed 35 stores during the period from November 3, 2001 to November 2, 2002.

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

        We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change is warranted. Our accounting policies and those deemed critical accounting policies are more fully described in Note 1 to the consolidated financial statements and in Management's Discussion and Analysis, respectively, included in our Annual Report for the year ended February 2, 2002.

Current Trends and Outlook

        Sales in the third quarter were weak in all three divisions. Due to weak sales in all divisions, markdowns in October were higher than originally expected, as we continued to clear fall inventory and leave room for fresh receipts. The resulting pressure on gross margin as well as weak sales led to an operating loss for the quarter. We believe that a shift from a very strong fashion trend in the first and second quarters to an unclear fashion direction in the third quarter has made for a more difficult retail environment.

        We believe that we are taking the steps necessary to shift our product offering at the Wet Seal stores to feature a broader age range assortment, at the Arden B stores to reflect the shift toward a simpler, cleaner key fashion item assortment, and at Zutopia to capitalize on the strongest categories. However, there can be no assurance that these efforts will result in higher sales or increased gross margins. If sales trends experienced in the third quarter continue in the fourth quarter, we can expect lower sales and gross margins than achieved in the fourth quarter of last year.

        The holiday catalog that is now in-home is performing better than we had most recently anticipated, although the results continue to fail to meet our initial expectations and therefore we continue to assess our catalog plans for next year. In addition to reviewing the profitability of our "direct to customer" business, we continue to review our expense structure. Within certain departments we have recently reduced staffing levels and do not plan on increasing either the staffing at our home office next year or the salaries of those employees for the balance of this year.

        Interest income will likely be lower for the fourth quarter than it was last year, a result of lower cash and investment balances and the reduction in the market interest rates earned on our cash and cash equivalents and short and long-term investments.

        We anticipate opening approximately 12 new stores and closing approximately 16 stores in the fourth quarter of fiscal 2002. We have been successful in leveraging our occupancy costs by opening appropriately sized stores with better than average sales per square foot, and by closing under-performing stores. In a press release dated February 28, 2002, we stated that the average new store will be approximately 3,300 square feet and each will require an investment of approximately $300,000. Although there can be no assurance, we believe we can achieve average sales of $300 per square foot in these stores.

        During fiscal 2003 we anticipate opening approximately 75 new locations, consisting of 15 to 20 Arden B. locations, 3 to 10 Zutopia locations with the remainder of the openings being Wet Seal locations. We expect about 35% of the new locations to open in the spring season and the remainder to open before Thanksgiving. Total capital expenditures anticipated for Fiscal 2003 will be approximately $45 million. This capital expenditure estimate includes the anticipated costs of renovating 55 stores whose leases have expired but that we expect to renew.

Inventory Valuation

        Merchandise inventories are stated at the lower of cost (first in, first out) or market. Cost is calculated using the retail inventory method. Inventories include items that have been marked down to management's best estimate of their fair market value. Management's decision to mark down merchandise is based on maintaining the freshness of our product offering. Markdowns are taken regularly to affect the rapid sale of slow moving inventory and to make room for new merchandise arriving daily at the stores. To the extent that actual sales results are lower than management's estimates, additional markdowns may be required which could reduce both gross margin and operating income. Our success is largely dependent upon our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. If we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent markdowns which would adversely affect our operating results.

Results of Operations

The quarter ended November 2, 2002 as compared to the quarter ended November 3, 2001.

        Sales for the quarter ended November 2, 2002 were $144.5 million compared to sales for the quarter ended November 3, 2001 of $146.9 million, a decrease of $2.4 million or 1.6%. The decrease in sales was due primarily to the comparable store sales decline of 9.6% for the quarter ended November 2, 2002. In the quarter ended November 3, 2001 comparable store sales increased 4.4%. Comparable store sales are defined as sales in stores that were open throughout the preceding 14 month period.

        Cost of sales (including buying, distribution and occupancy costs) was $104.8 million for the quarter ended November 2, 2002 compared to $99.6 million for the quarter ended November 3, 2001, an increase of $5.2 million or 5.2%. As a percentage of sales, cost of sales was 72.5% for the quarter ended November 2, 2002 compared to 67.8% for the quarter ended November 3, 2001, an increase of 4.7%. The increase in cost of sales as a percentage of sales was primarily due to the loss of leverage on occupancy expense and warehouse and buying costs due to the decrease in sales. A portion of the change was also due to an increase in markdowns in the quarter ended November 2, 2002 in order to assure a clean conversion of inventory in preparation for the holiday season.

        Selling, general and administrative expenses were $44.4 million for the quarter ended November 2, 2002 compared to $37.7 million for the quarter ended November 3, 2001, an increase of $6.7 million. As a percentage of sales, selling, general and administrative expenses was 30.7% for the quarter ended November 2, 2002 compared to 25.7% for the quarter ended November 3, 2001, an increase of 5.0%. The increase as a percentage of sales was related to the loss of leverage, caused by the comparable store sales decline, for store wages and general and administrative costs, combined with a recent investment in field management to improve the customers' experience in our stores. The increase was also due to the implementation of a "Back to School' catalog this year which was not in place in the prior year. In addition, advertising costs increased in the quarter ended November 2, 2002 due to both the catalog as well as for general media coverage compared to the quarter ended November 3, 2001.

        Interest income, net, was $0.7 million for the quarter ended November 2, 2002 compared to $1.2 million for the quarter ended November 3, 2001, a decrease of $0.5 million. This decrease was due primarily to a reduction in market interest rates on the invested balance. In addition, the total balance available for investment dropped $17 million in the last month of the quarter ended November 2, 2002, resulting from $8.2 million paid for share repurchases and an increase in net owned inventory.

        The income tax provision reflected a $1.5 million benefit for the quarter ended November 2, 2002 compared to a $3.9 million charge for the quarter ended November 3, 2001. The effective income tax rate for the quarter ended November 2, 2002 was 37.5% compared to 36.6% for the quarter ended November 3, 2001. The lower effective rate in the quarter ended November 3, 2001 reflected a drop from previous quarters, leading to an effective tax rate for all of fiscal 2001 of 37.5%.

        Based on the factors noted above, we had a net loss of $2.5 million for the quarter ended November 2, 2002 compared to net income of $6.8 million for the quarter ended November 3, 2001, a decrease of $9.3 million. This equates to a net loss of 1.7% of sales for the quarter ended November 2, 2002 compared to net income of 4.6% of sales for the quarter ended November 3, 2001.

Results of Operations

The nine months ended November 2, 2002 as compared to the nine months ended November 3, 2001.

        Sales in the first nine months of fiscal 2002 were $447.3 million compared to sales for the nine months ended November 3, 2001 of $420.4 million, an increase of $26.9 million or 6.4%. The dollar increase in sales was due to the net increase of 42 stores; 610 stores were open and operating at the end of the first nine months of fiscal 2001 compared to 568 stores at the end of the first nine months of fiscal 2002. Comparable store sales decreased 0.2% for the first nine months of fiscal 2002. This compares to a comparable store sales increase of 3.8% for the first nine months of fiscal 2001.

        Cost of sales, including buying, distribution and occupancy costs, were $310.2 million in the first nine months of fiscal 2002 compared to $291.4 million in the first nine months of fiscal 2001, an increase of $18.8 million or 6.5%. This increase reflects the sales increase of 6.4% over the same period. Cost of sales was 69.3% of sales in the first nine months of fiscal 2002, identical to the 69.3% of sales in the first nine months of fiscal 2001.

        Selling, general and administrative expenses were $123.9 million in the first nine months of fiscal 2002 compared to $107.6 million in the first nine months of fiscal 2001, an increase of $16.3 million or 15.1%. The dollar increase in selling, general and administrative expenses was primarily due to the increase in the number of stores and in total sales, driving store payroll and volume-related costs. Selling, general and administrative expenses were 27.7% of sales in the first nine months of fiscal 2002, 2.1% above the 25.6% of sales for the first nine months of fiscal 2001. This percentage increase was primarily caused by investments made this year in store staffing and general and administrative staff, as well as higher advertising costs and investment in the catalog program.

        Interest income, net, was $2.6 million in the first nine months of fiscal 2002 compared to $4.0 million in the first nine months of fiscal 2001, a decrease of $1.4 million. As with the quarter ended November 2, 2002, this year-to-date decrease was due primarily to a reduction in market interest rates.

        The income tax provision was $5.9 million in the first nine months of fiscal 2002 compared to $9.6 million in the first nine months of fiscal 2001. The effective tax rate for the first nine months of fiscal 2002 was 37.5% compared to 38.0% in the first nine months of fiscal 2001. The decrease in the effective tax rate largely reflects an increase in income generated from states with lower effective tax rates.

        Based on the factors noted above, net income was $9.9 million in the first nine months of fiscal 2002 compared to $15.8 million in the first nine months of fiscal 2001, a decrease of $5.9 million or 37.3%. As a percentage of sales, net income was 2.2% in the first nine months of fiscal 2002 compared to 3.7% in the first nine months of fiscal 2001.

Liquidity and Capital Resources

        Net cash provided by operating activities for the first nine months of fiscal 2002 was $1.9 million compared to $29.6 million in the first nine months of fiscal 2001. This decrease in net cash provided by operating activities is due to the amount of owned inventory (inventory net of payables) being $9 million higher at November 2, 2002 than at November 3, 2001. Additionally, the first nine months of fiscal 2002 operating cash flows have also been negatively impacted by an increase in prepaid catalog, insurance, and holiday gift bags and boxes.

        Working capital at November 2, 2002 was $52.7 million compared to $77.2 million at February 2, 2002, a decrease of $24.5 million. This decrease in working capital was due to a number of factors, including a shift of $10.5 million out of short-term investments into long-term investments. In addition, capital improvements were $2.8 million higher in the first nine months of fiscal 2002 compared to the same period of the prior year, and there were $8.2 million of treasury stock purchases in the first nine months of fiscal 2002.

        During the first nine months of fiscal 2002 the Company invested $36.2 million in equipment and leasehold improvements, compared to $33.5 million in the same period of the prior year. The $36.2 million invested in the first nine months of fiscal 2002 was for 58 new stores already opened, and includes approximately $4.5 million for construction in progress for another 12 new stores scheduled to open in the fourth quarter and upgrades and renovations in progress. In the same period of the prior year, there was $33.5 million in capital expenditures for 32 new store openings and the acquisition of 18 Zutopia stores. We currently estimate that the capital expenditures for the remainder of fiscal 2002 will be approximately $9 million. These planned expenditures relate primarily to completing the new store and remodel construction already underway or expected to start in January for the first wave of next year's new stores.

        On October 1, 2002, the Company's Board of Directors authorized the repurchase of up to 5.4 million shares of the Company's outstanding Class A common stock. This amount includes the remaining shares previously authorized for repurchase by the Company's Board of Directors. As of November 2, 2002, 3,077,100 shares (split adjusted) that were repurchased under the previous plan at a cost of $20.3 million were reflected as Treasury Stock in the Company's consolidated condensed balance sheets. During October 2002, the Company repurchased 947,400 shares under the new repurchase plan for $8.2 million. These repurchased shares under the new plan were immediately retired as authorized by the Company's Board of Directors. There are approximately 4.5 million shares remaining for future repurchases under the October 1, 2002 authorization. As of the date of this report, all treasury shares have been retired.

        We have a revolving line-of-credit arrangement with Bank of America, N.A. in an aggregate principal amount of $50 million, maturing on January 1, 2004. At November 2, 2002, there were no outstanding borrowings under the credit arrangement and there were $14.7 million in open letters of credit related to imported inventory orders. As of November 2, 2002, we were in compliance with all financial covenants of the credit arrangement.

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

        Our principal contractual obligations consist of minimum annual rental commitments under non-cancelable leases, including our corporate office and warehouse facility lease. At November 2, 2002, our contractual obligations under these leases were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$493,000	$71,300	$191,800	$106,500	$123,400

        Our principal commercial commitments consist of open letters of credit, related to imported inventory orders, against our revolving line-of-credit arrangement. At November 2, 2002, our contractual commercial commitments under these letters of credit arrangements were as follows (in thousands):

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of credit	$14,700	$14,700	—	—	—

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

New Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on, at least, an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted SFAS No. 142 on February 3, 2002. Net income for the quarter and year-to-date ended November 3, 2001 would have been increased by $62,000 and $183,000 respectively had goodwill amortization been discontinued effective February 4, 2001. Net income per common share for the quarter and year-to-date ended November 3, 2001, after adjusting for the impact of discontinued goodwill amortization, would not have changed. Upon completion of the first step of the impairment test, the Company determined that there was no impairment of goodwill at that time.

        In November 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of SFAS No. 143 will have a material impact on our consolidated results of operations, financial position or cash flows.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        To the extent that we borrow under our credit facility, we would be exposed to market risk related to changes in interest rates. At November 2, 2002 no borrowings were outstanding under our credit facility. We are not a party to any derivative financial instruments. Additionally, we are exposed to market risk related to interest rate risk on the short-term investment of excess cash in short-term investment grade interest-bearing securities. If there are changes in interest rates, those changes would affect the investment income we earn on those investments.

        We have certain investments that generate interest income. These investments have carrying values that are subject to interest rate changes that could impact our earnings to the extent that we did not hold the investments to maturity.

Item 4—Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Vice Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer. Based upon that evaluation, the Company's Vice Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Not Applicable

Item 3—Defaults Upon Senior Securities.

        Not Applicable

Item 4—Submission of Matters to a Vote of Security Holders.

        Not Applicable

lItem 5—Other Information.

        Not Applicable

Item 6(a)—Exhibits.

  10.1
  Employment agreement, dated September 19, 2002 between the Company and William B. Langsdorf

  99.1
  Factors Affecting Future Financial Results.

Item 6(b)—Reports on Form 8-K.

        On October 4, 2002, we filed a current report on Form 8-K reporting that we had issued a press release to announce that the Company's Board of Directors authorized the repurchase of up to 5.4 million shares of the Company's Class A Stock. In addition, the Company announced comparable store sales trends for the third quarter of fiscal 2002 and also announced expected earnings for the third and fourth quarters of fiscal 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Wet Seal, Inc. (Registrant)
Date:	December 16, 2002	By:	/s/ KATHY BRONSTEIN Kathy Bronstein Vice Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	December 16, 2002	By:	/s/ WILLIAM B. LANGSDORF William B. Langsdorf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	By:	/s/ KATHY BRONSTEIN Kathy Bronstein Vice Chairman and Chief Executive Officer (Principal Executive Officer)

I, William B. Langsdorf, certify that:

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	By:	/s/ WILLIAM B. LANGSDORF William B. Langsdorf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

THE WET SEAL, INC. FORM 10-Q Index
THE WET SEAL, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS)
THE WET SEAL, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)
THE WET SEAL, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)
THE WET SEAL, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
THE WET SEAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES
SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS