Form 10-K
period 2003-02-01
WET SEAL INC
filed 2003-03-31
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18632

THE WET SEAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0415940
(State of Incorporation)	(I.R.S. Employer Identification No.)

26972 Burbank, Foothill Ranch, CA	92610
(Address of principal executive offices)	(Zip Code)

(949) 583-9029

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock	Preferred Stock Purchase Rights
(Title of Class)	(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates as of March 13, 2003 was approximately $178,140,000 based on the closing sale price of $7.21 per share as reported on the NASDAQ National Market on such date.

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, par value $.10 per share, at March 13, 2003 was 24,871,386 and 4,704,249, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at March 13, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

PART III incorporates information by reference from the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders’ to be filed with the Commission within 120 days of February 1, 2003.

PART I

Item 1.    Business

General

Founded in 1962 as a Delaware corporation, we are a national specialty retailer of fashionable and contemporary apparel and accessory items designed for female customers with a young, active lifestyle. As of March 13, 2003, we operated 608 retail stores in 46 states, Puerto Rico and Washington D.C. under the names Wet Seal®, Contempo Casuals®, Arden B.™ and Zutopia®. Of the 608 stores, 452 were Wet Seal locations, 26 were Contempo Casuals locations, 100 were Arden B. locations and 30 were Zutopia locations. Both the Wet Seal and Contempo Casuals stores are merchandised similarly and target the same fashion-conscious junior customer by providing a balance of moderately priced fashionable brand name and company-developed apparel and accessories. During fiscal 2002, we converted 22 of the Contempo Casuals stores to the Wet Seal name in order to build a stronger brand presence for Wet Seal. We believe that our company-developed apparel differentiates us from our competitors.

In the fourth quarter of fiscal 1998, we opened the first Arden B. location. Arden B. stores cater to the fashionable, sophisticated contemporary customer. Arden B. stores offer a collection of fashion separates and accessories for all facets of the customer’s lifestyle: everyday, wear-to-work, special occasion and casual, predominantly under the “Arden B.” brand name.

In the third quarter of fiscal 1999, we launched WetSeal.com, an online store, offering Wet Seal merchandise to customers over the Internet. The online store was designed as an extension of the in-store experience, and offers a wide selection of our merchandise. Our online business was expanded August of 2002 to include ArdenB.com, offering Arden B. merchandise over the internet.

In the first quarter of fiscal 2001, we acquired the Zutopia brand name and 18 retail stores. Zutopia caters to the “tween” customer, those between the ages of 5 and 12. The Zutopia concept complements the Wet Seal concept by introducing fun and fashionable female clothing and accessories at a prime age, creating a natural progression to the Wet Seal concept as the “tween” becomes a teenager.

At the end of the second quarter of fiscal 2002, we launched the Wet Seal catalog for the back-to-school season and again in the fourth quarter for the holiday season in an effort to further build the Wet Seal brand and increase the opportunity for sales to new and existing customers. However, due to relatively high costs and disappointing sales results, we are reevaluating the future of the catalog business.

Design, Buying and Product Development

Our experienced design and buying teams are responsible for identifying evolving fashion trends, and then developing themes to guide our merchandising strategy. Each retail concept has a separate buying team. The merchandising team for each retail concept develops fashion themes and strategies through the references of fashion services and publications, shopping the European market, shopping the appropriate domestic vendor base and through customer responses to current trends in each division. After selecting fashion themes to promote, the design and buying teams work closely with vendors to modify colors, materials and designs and create images consistent with the themes for our product offerings. Additionally, we have increased our focus on developing exclusive designs and brands to reinforce the fashion statements of our merchandise offerings, as well as to increase the perception of Wet Seal, Arden B. and Zutopia as destination stores for the customer.

Sourcing and Vendor Relationships

We purchase our merchandise from both domestic and foreign vendors. Approximately 15% of our retail receipts are imported from foreign vendors. Although in fiscal 2002 no single vendor provided more than 5% of our merchandise, management believes we are the largest customer of many of our smaller vendors. Quality control is monitored carefully at the distribution points of our largest vendors and manufacturers, and all merchandise is inspected upon arrival at our Foothill Ranch, California distribution center.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier and there are many vendors who could supply our merchandise.

Allocation and Distribution

Our merchandising effort primarily focuses on maintaining a regular flow of fresh, fashionable merchandise into our stores. Successful execution depends in large part on our integrated planning, allocation and distribution functions. By working closely with District and Regional Directors and Merchandise Buyers, our team of planners and allocators manage inventory levels and coordinate the allocation of merchandise to each of our stores based on sales volume, climate and other factors that may influence an individual store’s product mix.

All merchandise for retail stores is received from vendors at our Foothill Ranch, California distribution facility, where items are inspected for quality and fit and prepared for shipping to our stores. Merchandise for the e-commerce web-site and catalog is distributed through a third party fulfillment center. We ship all of our merchandise to our stores by common carrier. Consistent with our goal of maintaining the freshness of our product offerings, we ship new merchandise to stores daily, and markdowns are taken regularly to effect the rapid sale of slow-moving inventory. Merchandise that remains unsold is periodically shipped to our clearance stores where further markdowns are taken as needed in order to move the merchandise.

Marketing, Advertising and Promotion

We believe that our three brands are among our most important assets. Our ability to successfully increase brand awareness is dependent upon our ability to address the changing needs and priorities of each brand’s target customers. We continue to invest in the development of our brands through customer research, print advertising, in-store marketing and the maintenance of an internet presence.

During fiscal 2002, 2001 and 2000, we spent 1.5%, 1.0% and 0.5% respectively, of our sales on marketing. The increase in fiscal 2002 was the result of the continued investment in national print advertising and the roll out of the new Wet Seal catalog for the back-to-school and holiday seasons.

We offer a frequent shopper card in our Wet Seal, Contempo Casuals and Zutopia stores, in order to develop an in-house loyalty program. As part of this loyalty program, sales representatives telephone selected cardholders personally to notify them of special in-store promotions, such as preferred customer sales during which cardholders receive additional incentives. Our management believes these promotions foster customer loyalty and encourage frequent visits and multiple item purchases.

In the spring of 2002, we launched Seal TV, our in-house fashion and entertainment network designed to broadcast original programming, exclusive video footage, music videos and red carpet interviews from today’s hottest music, film and television stars in Wet Seal stores nationwide.

The new Wet Seal catalog was introduced in the fall for the back-to-school season and again in November for the holiday season as a tool to further enhance brand awareness. Due to relatively high costs and disappointing sales results, we are reevaluating the future of the catalog business.

Given the decline in sales in the latter half of 2002, we have reduced our expected advertising expenditures for fiscal 2003 in an effort to curtail costs.

Information and Control Systems

In the fall of fiscal 2000, we implemented a new comprehensive merchandising information system to provide improved systems support for our merchandising functions. This new system serves as our central source of information regarding merchandise items, inventory management, purchasing, replenishment, receiving and distribution.

In the third quarter of fiscal 2002, all stores were converted to a new point-of-sale software system, which has enhanced customer service capabilities at the store level. Our point-of-sale system is operating on in-store computer hardware and is networked to the central office. The system features bar-coded ticket scanning, check and credit authorization, and provides nightly polling transmittal of sales and inventory data between the stores and our corporate office. In addition, we installed new sales audit and financial systems software in the fall of fiscal 2002 to provide a foundation for future growth as well as improved financial information.

Stores and Expansion Strategy

We make investments to enhance our customers’ experience through the opening of new stores and the renovation of existing stores.

The following table sets forth the number of stores by state or territory as of March 13, 2003:

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	3	Kentucky	7	North Dakota	1
Alaska	1	Louisiana	5	Ohio	23
Arizona	13	Maine	2	Oklahoma	5
Arkansas	2	Maryland	14	Oregon	3
California	87	Massachusetts	19	Pennsylvania	24
Colorado	11	Michigan	16	Rhode Island	3
Connecticut	8	Minnesota	15	South Carolina	6
Delaware	2	Mississippi	1	Tennessee	8
Florida	55	Missouri	6	Texas	46
Georgia	18	Nebraska	3	Utah	8
Hawaii	8	Nevada	7	Virginia	19
Idaho	1	New Hampshire	3	Washington	9
Illinois	39	New Jersey	29	West Virginia	1
Indiana	11	New Mexico	2	Wisconsin	9
Iowa	3	New York	29	Washington D.C	2
Kansas	5	North Carolina	13	Puerto Rico	3

During fiscal 2003, we anticipate opening approximately 35 new stores and closing approximately 10 to 15 stores. Of the approximately 35 new stores, it is anticipated that about 7 will be Arden B. stores, 1 will be a Zutopia store, and the remainder will be Wet Seal stores. We believe that the new Wet Seal stores will average approximately 3,800 square feet, the new Arden B. stores will average approximately 2,800 square feet and the new Zutopia store will be approximately 2,600 square feet.

During fiscal 2003, we also plan to renovate approximately 17 stores. Of these, approximately 14 will be Wet Seal stores with completely new store frontage, flooring, wall and light fixtures and video displays. The remaining renovations will be for Arden B. stores that mirror new stores in appearance.

Our strategy for geographic expansion is to establish a presence in a particular geographic region with a base of two or three well-performing stores. Once we have established two or three well-performing stores, we may continue expansion in that geographic region. When deciding whether to open a new store, we typically target regional malls as well as prime street locations in select markets. In making our selection, we evaluate, among other factors, market area, demographics, “anchor stores,” location, the volume of consumer traffic, rent payments and other costs associated with opening a store. In making our decision, management reviews all leases in order to match closely the store size to the sales potential of the store.

Our ability to expand in the future will depend, in part, on general business conditions, the demand for our merchandise, our ability to find suitable mall or other locations with acceptable sites on satisfactory terms, and continued satisfactory cash flows from existing operations. Our management does not believe there are significant geographic constraints on the locations of future stores. Our expansion plans for fiscal 2003 have been scaled back due to fiscal 2002 financial results. At such time as there is reasonable growth of the U.S. economy and a satisfactory level of consumer acceptance of our offering, we expect to accelerate store openings.

We may, in limited instances and to the extent we deem advisable, seek to acquire additional businesses that complement or enhance our operations. We currently have no commitments or understandings with respect to any business opportunities of this type.

Seasonal

Our business is seasonal by nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending the first week of September, historically accounting for a large percentage of sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of approximately 30% of our annual sales, after adjusting for sales increases related to new stores. Our profitability depends, to a significant degree, on the sales generated during these peak periods. Any decrease in sales or margins during these periods, whether as a result of economic conditions, poor weather or other factors, could have a material adverse effect on our company.

Trademarks

Our primary trademarks and service marks are WET SEAL®, CONTEMPO CASUALS®, and ZUTOPIA®, which are registered in the U.S. Trademark Office. We have registrations pending in a number of classes for the Arden B. trademark. We also use and have registered, or have pending applications for, a number of other U.S. trademarks, including, but not limited to, A. AUBREY®, ACCESSORIES FOR LIFE®, ACCOMPLICE®, BLUE ASPHALT®, CEMENT®, CLUB CONTEMPO™, EVOLUTION NOT REVOLUTION®, FORMULA X®, MEOW GENES®, SEAL™, SEAL GLAMOUR™, SEAL TV™, SEAL MAGAZINE™, UNCIVILIZED®, URBAN LIFE®, URBAN VIBE®, and a particular flower design. In general, the registrations for these trademarks and service marks are renewable indefinitely, as long as we continue to use the marks as required by applicable trademark law. We are the owner of an allowed and currently pending service mark application for the mark SEAL PUPS. We are not aware of any adverse claims or infringement actions relating to our trademarks or service marks.

Competition

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. We compete with specialty apparel retailers, department stores and certain other apparel retailers, including Charlotte Russe, Gap, Gadzooks, Pacific Sunwear, Forever 21, Express, bebe, and Limited Too. Many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do. While we believe we compete effectively for favorable site locations and lease terms, competition for prime locations within malls, in particular, and other locations is intense, and we cannot ensure that we will be able to obtain new locations on terms favorable to us, if at all.

Employees

As of February 1, 2003, we had 7,361 employees, consisting of 2,447 full-time employees and 4,914 part-time employees. Full-time personnel consisted of 1,005 salaried employees and 1,442 full-time hourly employees. All part-time personnel are hourly employees. Of all employees, 7,015 were sales personnel and 346 were administrative and distribution center personnel. Personnel at all levels of store operations are provided with cash incentives based upon various individual store sales targets.

All of our employees are non-union, and, in management’s opinion, are paid competitively with current standards in the industry. We believe that our relationship with our employees is good.

Statement Regarding Forward Looking Disclosure and Risk Factors

Certain sections of this Annual Report on Form 10-K, including “Item 1. Business” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events.

Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Actual events and results may differ from those expressed in any forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in Exhibit 99.1 attached to this report and elsewhere in this report. We strongly urge you to review and consider the risk factors set forth in Exhibit 99.1.

Item 2.    Properties

Our corporate headquarters is located at 26972 Burbank, Foothill Ranch, California, and has 300,180 square feet of leased office and distribution facility space, including 212,544 square feet of merchandise handling and storage mezzanine space in the distribution facility and 87,636 square feet of office space. This lease expires on December 4, 2007.

We lease all of our stores. Lease terms for our stores are typically 10 years in length and generally do not contain renewal options. The leases generally provide for a fixed minimum rental and additional rental based on a percentage of sales once a minimum sales level has been reached. When a lease expires, we generally renew that lease at current market terms. However, each renewal is based upon an analysis of the individual store’s profitability and sales potential. At the end of fiscal 2002, we had 2,279,517 square feet of leased space, not including our corporate headquarters.

The following table sets forth information with respect to store openings and closings since fiscal 1998:

	Fiscal Years
	2002	2001	2000	1999	1998
Stores open at beginning of year	571	552	548	454	389
Stores acquired during period (1)	—	18	—	78	19
Stores opened during period	69	51	36	31	67
Stores closed during period	34	50	32	15	21

Stores open at end of period	606	571	552	548	454

(1)	2001: We acquired 18 Zutopia stores on March 25, 2001 from Gymboree, Inc.

1999:    We acquired 78 stores on February 1, 1999 from Britches of Georgetowne, Inc.

1998:    We acquired 19 store locations from Mothers Work, Inc. on December 1, 1998.

Item 3.    Legal Proceedings

Kathy Bronstein was relieved of her duties as Chief Executive Officer on February 5, 2003. Ms. Bronstein continues to be on salary pending resolution of her employment contract. There can be no assurance that Ms. Bronstein and our company will reach an amicable agreement on her status.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Our management believes that, in the event of a settlement or an adverse judgment of any of the pending litigations, we are adequately covered by insurance. As of March 13, 2003, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through solicitations of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

We have two classes of common stock: Class A and Class B. Our Class A Common Stock is listed on The NASDAQ Stock Market under the symbol “WTSLA.” As of March 13, 2003, there were 220 stockholders of record of the Class A Common Stock. Additionally, the number of beneficial owners of our Class A Common Stock was estimated to be in excess of 4,000. The closing price of our Class A Common Stock on March 13, 2003 was $7.21. No established public trading market exists for our Class B Common Stock. As of March 13, 2003, there were four stockholders of record of our Class B Common Stock.

The following table reflects the high and low sale prices of our Class A Common Stock as reported by NASDAQ for the last two fiscal years. Fiscal 2002 and fiscal 2001 sales prices have been adjusted for the three-for-two stock split effective May 9, 2002.

	Fiscal 2002		Fiscal 2001
Quarter	High	Low	High	Low
First Quarter	$25.73	$17.17	$16.67	$9.76
Second Quarter	$24.90	$11.55	$16.93	$8.30
Third Quarter	$12.97	$8.40	$14.21	$8.67
Fourth Quarter	$12.27	$8.18	$18.33	$12.37

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

Item 6.    Selected Financial Data

The following table of certain selected data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The data for the fiscal years ended February 1, 2003 and February 2, 2002, and the income statement for the fiscal year ended January 29, 2000 are derived from the financial statements included herein. The data (other than store, square footage and related data) for the fiscal years ended January 30, 1999 and January 31, 1998, and the balance sheet data for the fiscal year ended January 29, 2000 are derived from our consolidated financial statements for such years, which are not included herein.

Five-Year Financial Summary

(In thousands, except per share and per square foot amounts, ratios, share data and square footage data)

Fiscal Year	2002	2001	2000	1999	1998
Fiscal Year Ended	February 1, 2003	February 2, 2002	February 3, 2001(1)	January 29, 2000	January 30, 1999
Operating Results
Net Sales	$608,509	$601,895	$580,182	$524,407	$485,389
Cost of sales	$430,971	$405,187	$419,310	$380,012	$336,527
Gross margin	$177,538	$196,708	$160,872	$144,395	$148,862
Selling, general and administrative expenses	$174,130	$151,815	$134,002	$124,712	$110,554
Operating income	$3,408	$44,893	$26,870	$19,683	$38,308
Income before provision for income taxes	$6,522	$50,020	$31,727	$23,842	$42,202
Net income	$4,239	$31,015	$19,512	$14,183	$25,954
Per Share Data
Net income, basic(2)	$0.14	$1.05	$0.69	$0.51	$0.88
Net income, diluted(2)	$0.14	$1.02	$0.68	$0.49	$0.85
Weighted average shares outstanding, basic(2)	30,044,673	29,601,368	28,089,921	27,957,834	29,442,572
Weighted average shares outstanding, diluted(2)	31,078,549	30,514,802	28,490,192	28,830,011	30,557,775
Other Financial Information
Net income as a percentage of sales	0.7%	5.2%	3.4%	2.7%	5.3%
Return on average stockholders’ equity	2.0%	16.7%	12.9%	11.0%	22.3%
Cash and investments	$94,845	$132,301	$108,200	$78,603	$91,506
Working capital	$64,509	$77,191	$44,213	$47,707	$21,856
Ratio of current assets to current liabilities	2.1	2.0	1.7	1.8	1.3
Total assets	$284,625	$295,717	$243,911	$213,009	$197,490
Long-term debt	$—	$—	$—	$—	$1,264
Total stockholders’ equity	$211,323	$207,610	$163,793	$138,233	$120,278
Number of stores open at year end	606	571	552	548	454
Number of stores acquired during the year	—	18	—	78	19
Number of stores opened during the year	69	51	36	31	67
Number of stores closed during the year	34	50	32	15	21
Square footage of leased store space at year end	2,279,517	2,212,146	2,191,522	2,182,606	1,848,513
Percentage increase in leased square footage	3.0%	0.9%	0.4%	18.1%	12.9%
Average sales per square foot of leased space(3)	$267	$269	$256	$247	$271
Average sales per store(3)	$1,027	$1,043	$1,020	$988	$1,132
Comparable store sales increase (decrease)(4)	(5.6)%	4.7%	3.9%	(9.8)%	2.1%

(1)	Fiscal 2000 consisted of 53 weeks.
(2)	Per share data, net income per share and the weighted average shares have been adjusted to account for the three-for-two stock split effected as of July 24, 2001 and subsequent three-for-two split on May 9, 2002.
(3)	Sales during the 53rd week of fiscal 2000 were excluded from “Sales” for purposes of calculating “Average sales per square foot” and “Average sales per store” in order to make fiscal 2000 comparable.
(4)	“Comparable store sales” for fiscal 2001 were calculated by excluding sales during the last week of fiscal 2000 (a 53-week year) in order to make fiscal 2000 comparable to fiscal 2001. “Comparable store sales” are defined as sales in stores that were open at least 14 months.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements which involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Statement Regarding Forward Looking Disclosure and Risk Factors” included elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

Our accounting policies are generally straightforward, but inventory valuation requires more significant management judgments and estimates.

Merchandise inventories are stated at the lower of cost (first in, first out) or market. Cost is calculated using the retail inventory method. The retail inventory method is used to estimate the ending inventory at cost by employing a cost to retail (selling price) ratio. The ending inventory is first determined at selling price and then converted to cost. Purchases, sales, net markdowns (less mark-ups), charity, discounts and estimated shrink are considered in arriving at the cost to retail ratio. Inventories include items that have been marked down to management’s best estimate of their fair market value. Management’s decision to mark down merchandise is based on maintaining the freshness of our product offering. Markdowns are taken regularly to effect the rapid sale of slow moving inventory and to make room for new merchandise arriving daily to the stores. To the extent that management’s estimates differ from actual results, additional markdowns may be required that could reduce our gross margin, operating income and carrying value of inventories. Our success is largely dependent on our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. If we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent and extensive markdowns which would adversely affect our operating results.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the Consolidated Financial statements included herein.

Current Trends and Outlook

Sales in the fourth quarter of fiscal 2002 continued to be weak in all three divisions with continued declining comparable store sales following the lower than expected results of the third quarter. The holiday selling season for fiscal 2002 did not meet our expectations. There was no dominant fashion trend driving sales, compared to fiscal 2001. Starting with the back-to-school season, we were not able to capitalize on a fashion trend to replace the “bohemian” style apparel, which was the dominant fashion trend for spring of fiscal 2002.

We have made substantial efforts to evaluate our key customers in the Wet Seal division, and concluded that our Wet Seal division focused on a sophisticated product line while girls and young women were gravitating toward a more basic and junior look. The initial stages of the Wet Seal division’s change in presentation to reach out to its customers and carry basics are reflected in its spring assortment.

Our gross margins during the second through fourth quarters were further eroded by the large amount of markdowns necessary to move the poor performing merchandise in order to make room for new receipts. This was especially true during the fourth quarter, including a write-down of inventory at year-end through a mark-out-of-stock process.

We are also evaluating our cost structure, given the disappointing results for fiscal 2002. Cost saving strategies are being developed and implemented. We recently reduced our staffing levels, and plan to continue this process by eliminating positions where practical. Other cost saving initiatives are also under way to reduce selling, general and administrative and distribution and buying costs.

During fiscal 2003, we anticipate opening fewer stores than originally anticipated, with approximately 35 new locations, consisting of 7 Arden B. locations, 1 Zutopia location with the remainder of the openings being Wet Seal locations. Total capital expenditures anticipated for Fiscal 2003 are now expected to be less than $17.5 million. This capital expenditure estimate includes the anticipated costs of renovating 17 stores whose leases will expire but that we expect to renew.

Results of Operations

Fiscal 2002 and 2001 consisted of the 52 week periods ended February 1, 2003 and February 2, 2002, respectively and fiscal 2000 consisted of the 53 week period ended February 3, 2001. Comparable store sales are defined as sales in stores that were open at least 14 months.

The following table sets forth selected income statement data expressed as a percent of sales for the years indicated:

	As a Percentage of Sales Fiscal Year Ended
Fiscal Year	2002	2001	2000
Fiscal Year Ended	February 1, 2003	February 2, 2002	February 3, 2001
Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying, distribution and occupancy costs)	70.8	67.3	72.3

Gross margin	29.2	32.7	27.7
Selling, general and administrative expenses	28.6	25.2	23.1

Operating income	0.6	7.5	4.6
Interest income, net	0.5	0.9	0.9

Income before provision for income taxes	1.1	8.3	5.5
Provision for income taxes	0.4	3.2	2.1

Net income	0.7%	5.2%	3.4%

Fiscal 2002 (year ended February 1, 2003) compared to Fiscal 2001 (year ended February 2, 2002).

Sales in fiscal 2002 were $608.5 million compared to sales for fiscal 2001 of $601.9 million, an increase of $6.6 million, or 1.1%. The dollar increase in sales was due to the net increase of 35 stores; 606 stores were open and operating at the end of fiscal 2002 compared to 571 stores at the end of fiscal 2001. Comparable store sales decreased 5.6% for fiscal 2002 compared to an increase of 4.7% for fiscal 2001. The comparable store sales decrease reflected the negative sales trends in the second half of fiscal 2002, which did not have a dominant fashion trend to drive sales as compared to fiscal 2001. Sales in the first half of fiscal 2002 were fueled by the “bohemian” trend. As the “bohemian” trend waned during the period leading up to the “back-to-school” season, we had a more sophisticated product offering, while we believe our competitors were gaining ground with a more basic presentation.

Cost of sales, including buying, distribution and occupancy costs, was $431.0 million for fiscal 2002 compared to $405.2 million for fiscal 2001, an increase of $25.8 million, or 6.4%. Cost of sales was 70.8% of sales for fiscal 2002, compared to 67.3% of sales in fiscal 2001, an increase of 3.5%. The increase in cost of sales as a percent of sales for fiscal 2002 was driven by an increase in markdowns and in shrink, offset partially by a slight improvement in the cumulative mark-up. The increased markdowns in the third and fourth quarters were the result of reacting to the declining comparable store sales, and included a substantial markdown reserve at year-end to reduce the value of inventory marked out of stock in February 2003. In addition, the de-leverage stemming from negative comparable store sales caused fixed costs such as buying, distribution and occupancy to rise as a percentage of sales in fiscal 2002, versus fiscal 2001.

Selling, general and administrative expenses were $174.1 million in fiscal 2002, compared to $151.8 million in fiscal 2001, an increase of $22.3 million or 14.7%. Selling, general and administrative expenses were 28.6% of sales in fiscal 2002, 3.4% above the 25.2% of sales for fiscal 2001. The increase in selling expenses was primarily due to higher store wages and benefits. This was due to supporting more stores as well as actions taken early in the year to improve the quality and therefore the average salary of many of the store-level employees. The catalog business also contributed to higher selling expenses for the promotion, production and distribution support costs, reflecting our entry into the catalog business in fiscal 2002. In addition, we have incurred higher advertising costs in fiscal 2002 to support the retail locations. The increase in general and administrative costs was primarily caused by a reserve established for costs we expect to incur relating to Kathy Bronstein’s employment status. The remaining increase was due to central office payrolls, reflecting salary increases and an increase in the number of employees, offset partially by savings in legal fees incurred in negotiating store leases as a result of establishing an in-house legal department. Selling, general and administrative expenses rose, as a percent of sales, due to de-leveraging of fixed costs caused by lower sales per store than in the same stores in the prior year.

Interest income, net, was $3.1 million in fiscal 2002, compared to $5.1 million in fiscal 2001, a decrease of $2.0 million. This decrease was due to a reduction in market interest rates on the invested balances, as well as a drop later in the year in the amount invested. Total cash and investments were $94.8 million at the end of fiscal 2002, compared to $132.3 million at fiscal 2001.

The income tax provision was $2.3 million in fiscal 2002, compared to $19.0 million in fiscal 2001. The effective income tax rate for fiscal 2002, was 35% compared to 38% in fiscal 2001. This decrease reflected the net loss during the fourth quarter, which increased the proportion of the full year net income that was in the form of tax exempt interest, as well as the proportion of income offset by charitable deductions of merchandise.

Based on the factors noted above, net income was $4.2 million in fiscal 2002, compared to $31.0 million in fiscal 2001, a decrease of $26.8 million, or 86.5%. As a percentage of sales, net income was 0.7% in fiscal 2002, compared to 5.2% in fiscal 2001.

Fiscal 2001 (year ended February 2, 2002) compared to Fiscal 2000 (year ended February 3, 2001).

Sales in fiscal 2001 were $601.9 million for the 52 week fiscal year compared to sales in fiscal 2000 of $580.2 million for the 53 week fiscal year, an increase of $21.7 million, or 3.7%. On a pro forma basis, comparing the 52 week period ended February 2, 2002 to the 52 week period ended January 27, 2001, the increase in sales would have been $30.5 million, or 5.3%. The dollar increase in sales in fiscal 2001 compared to fiscal 2000 was due to the impact of 51 new store openings and the acquisition of 18 stores in fiscal 2001. The increase in sales was also due to the increase in comparable store sales of 4.7% for the 52 weeks ended February 2, 2002 compared to the 52 weeks ended January 27, 2001. These increases were somewhat offset by the closing of 50 stores in fiscal 2001.

Cost of sales, including buying, distribution and occupancy costs, was $405.2 million in fiscal 2001 compared to $419.3 million in fiscal 2000, a decrease of $14.1 million, or 3.4%. As a percentage of sales, cost of sales decreased to 67.3% in fiscal 2001 from 72.3% in fiscal 2000, a decrease of 5.0%. The decrease in cost of sales as a percentage of sales related primarily to an increase in the initial mark up over the prior year and a decrease in markdowns from the prior year. We also experienced a decrease in occupancy costs due to the leverage on landlord expenses resulting from an increase in comparable store sales and due to a decrease in distribution costs resulting from lower depreciation as the original distribution equipment was fully depreciated in the prior year. Offsetting the overall decrease in cost of sales was an increase in buying costs. The increase in buying costs was due to additional headcount added to support new divisions and to further augment current infrastructure.

Selling, general and administrative expenses were $151.8 million in fiscal 2001 compared to $134.0 million in fiscal 2000, an increase of $17.8 million, or 13.3%. As a percentage of sales, selling, general and administrative expenses were 25.2% in fiscal 2001 compared to 23.1% in fiscal 2000, an increase of 2.1%. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to an increase in advertising costs related to the use of print media campaigns and a television sponsorship not used in the prior year. The increase is also due to an increase in selling wages in an effort to improve customer service. Delivery charges increased due to the change in the freight strategy to use three-day air in fiscal 2001 versus the use of ground transportation in fiscal 2000.

Interest income, net, was $5.1 million in fiscal 2001 compared to $4.9 million in fiscal 2000, an increase of $0.2 million. This increase was due primarily to an increase in the average cash balance invested during the year offset in part by lower interest rates during fiscal 2001 versus fiscal 2000.

The income tax provision was $19.0 million in fiscal 2001 compared to $12.2 million in fiscal 2000. The effective income tax rate in fiscal 2001 was 38.0% compared to 38.5% in fiscal 2000. The decrease in the effective tax rate in fiscal 2001 compared to fiscal 2000 was due to the apportionment among various states, resulting in lower effective state tax rates.

Based on the factors noted above, net income was $31.0 million in fiscal 2001 compared to $19.5 million in fiscal 2000, an increase of $11.5 million, or 59.0%. As a percentage of sales, net income was 5.2% in fiscal 2001 compared to 3.4% in fiscal 2000.

Liquidity and Capital Resources

Working capital at the end of fiscal 2002, 2001 and 2000 was $64.5 million, $77.2 million and $44.2 million, respectively. The decrease in working capital of $12.7 million in fiscal 2002 compared to fiscal 2001 was primarily due to a reduction in cash and short-term investments, net of reductions in construction payables, merchandise payables, and an income tax payable in the prior year compared to an income tax receivable in the current year.

Net cash provided by operating activities for fiscal 2002, 2001, and 2000 was $6.0 million, $58.3 million, and $46.4 million, respectively. The $52.3 million decrease in net cash provided by operating activities in fiscal 2002 compared to fiscal 2001 was largely the result of lower net income of $26.8 million, offset slightly by $2.4 million in non-cash depreciation expense increase. Accounts payable and accrued liabilities, whose balance changes increased cash flow by nearly $10 million in fiscal 2001, dropped nearly $13 million during fiscal 2002. This shift reflects nearly $11 million less in accrued construction costs at the end of fiscal 2002 compared to fiscal 2001, and $4.7 million more in net owned inventory at the end of fiscal 2002 compared to fiscal 2001. Finally, there was an increase of approximately $10.6 million from the end of fiscal 2001 to the end of fiscal 2002 in other receivables due to an income tax receivable of $11.8 million, reflecting the drop in income in the latter part of fiscal 2002.

In fiscal 2002, 2001 and 2000, we invested $39.0 million, $39.0 million and $18.1 million, respectively, in property and equipment and leasehold improvements. These expenditures related primarily to new store openings and remodels. In fiscal 2002, we opened 69 stores and remodeled 22 stores. There were no acquisitions in fiscal 2002. In fiscal 2001, we opened 51 stores, remodeled 32 stores and we acquired the leases, merchandise inventory and furniture and fixtures of 18 Zutopia stores from Gymboree, Inc. for $3.6 million. Capital expenditures for fiscal 2003 are currently projected to be $17.5 million or less, relating primarily to planned new store openings, remodels and minor store renovations, as well as implementing a planning and allocation system and other key store support programs.

In September 1998, the Company’s Board of Directors authorized the repurchase of up to 20% of the outstanding shares of our Class A common stock. From this authorized plan, 3,077,100 shares (split adjusted) were repurchased at a cost of $20.3 million. These repurchased shares were reflected as Treasury Stock in our consolidated balance sheets, until they were retired on December 2, 2002, as authorized by the Board of Directors. On October 1, 2002, our Board of Directors authorized the repurchase of up to 5.4 million shares of our outstanding Class A common stock. This amount included the remaining shares previously authorized for repurchase by the Board of Directors. During October 2002, we repurchased 947,400 shares under the new repurchase plan for $8.2 million. These repurchased shares under the new plan were immediately retired as authorized by our Board of Directors. As of the end of fiscal 2002, there were approximately 4.5 million shares remaining for future repurchases under the October 1, 2002 authorization. As of the date of this report, all treasury shares have been retired.

We have a revolving line-of-credit arrangement with Bank of America, N.A. in an aggregate principal amount of $50 million, maturing on July 1, 2004. At February 1, 2003, there were no outstanding borrowings under the credit arrangement, and there were $7.6 million open letters of credit related to imported inventory orders and an insurance standby letter of credit for $0.7 million. As of the date of this report we are in compliance with all financial covenants of the credit arrangement. We invest our excess funds in short-term investment grade money market funds, investment grade commercial paper and U.S. Treasury and Agency obligations. The long-term marketable securities consist of high credit quality municipal and corporate bonds. We believe that our working capital and cash flows from operating activities will be sufficient to meet our operating and capital requirements in the foreseeable future.

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

Commitments and Contingencies

Our principal contractual obligations consist of minimum annual rental commitments under non-cancelable leases, including our corporate office, warehouse facility, automobiles, computer equipment and copiers. At February 1, 2003, our contractual obligations under these leases were as follows (in thousands):

Contractual Obligations	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases	$455,200	$69,300	$181,500	$104,400	$100,000

Our principal commercial commitments consist primarily of open letters of credit, related to imported inventory orders, secured by our revolving line-of-credit arrangement. At February 1, 2003, our contractual commercial commitments under these letters of credit arrangements were as follows (in thousands):

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Letters of credit	$8,300	$8,300	—	—	—

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets,” which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and identifiable intangibles to be evaluated for impairment on, at least, an annual basis. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period. We adopted SFAS No. 142 on February 3, 2002. Upon completion of the impairment test, we determined that there was no impairment of goodwill.

In November 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS No. 143 will not have a material impact on our consolidated results of operations, financial position or cash flows.

Effective February 3, 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations, financial position or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. We have determined not to adopt the fair value based method of accounting for stock-based employee compensation but have adopted the additional disclosure requirements of SFAS 148 in fiscal 2002.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe the adoption of such interpretation will not have a material impact on our results of operations or financial position and we intend to adopt the recognition provisions of such interpretation on February 2, 2003, as required.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. We believe the adoption of FIN No. 46 will have no impact on our results of operations or financial position, as we have no interests in variable interest entities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

To the extent we borrow under our credit facility, we will be exposed to market risk related to changes in interest rates. At February 1, 2003, no borrowings were outstanding under the credit facility. See Notes 1 and 2 to our consolidated financial statements for further discussion of our accounting policies for financial instruments. We are not a party to any derivative financial instruments. We are exposed to market risk related to changes in interest rates on our investments in short-term investment grade interest-bearing securities. These investments are considered to be cash equivalents and are shown that way on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on those investments.

Item 8.    Financial Statements and Supplementary Data

Information with respect to this item is set forth under Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 1, 2003.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 1, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 1, 2003.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 1, 2003.

Item 14.    Controls and Procedures

Disclosure Controls and Internal Controls

Our disclosure controls and procedures (as defined in Rule 13a-14(c) under Exchange Act) (“Disclosure Controls”) are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures for financial reporting (“Internal Controls”) are designed with the objective of providing reasonable assurance that:

•	our transactions are properly authorized;

•	assets are safeguarded against unauthorized or improper use; and

•	transactions are properly recorded and reported.

These controls and procedures are designed to enable the preparation of our financial statements in conformity with U.S. generally accepted accounting principles.

Limitations on the Effectiveness of Controls

Our management, including our interim Chief Executive Officer and our Chief Financial Officer, does not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures related to the control may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.

Annual evaluation of the Company’s Disclosure Controls and Internal Controls

Within the 90-day period prior to the filing of this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls. Based upon that evaluation, our interim Chief Executive Officer and our Chief Financial Officer concluded, subject to the limitations noted above, that:

•	the design and operation of our Disclosure Controls were effective to ensure that material information related to our company which is required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and

•	our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with U.S. generally accepted accounting principles.

No significant changes were made to our Internal Controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The financial statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” at F-1 are filed as part of this report.

2.	Financial Statement Schedules: All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits See “Exhibit Index.”

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the fiscal year ended February 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (REGISTRANT)

By:	/s/ IRVING TEITELBAUM
Irving Teitelbaum Chairman of the Board and Interim Chief Executive Officer

By:	/s/ WILLIAM B. LANGSDORF
William B. Langsdorf Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date Signed

/s/ IRVING TEITELBAUM Irving Teitelbaum	Chairman of the Board of Directors and Interim Chief Executive Officer (Principal Executive Officer)	March 28 , 2003

/s/ STEPHEN GROSS Stephen Gross	Secretary and Director	March 28 , 2003

/s/ WALTER J. PARKS Walter J. Parks	Executive Vice President and Chief Administrative Officer	March 28 , 2003

/s/ WILLIAM B. LANGSDORF William B. Langsdorf	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28 , 2003

/s/ GEORGE H. BENTER JR. George H. Benter Jr.	Director	March 28 , 2003

/s/ KATHY BRONSTEIN Kathy Bronstein	Director	March 28 , 2003

/s/ BARRY ENTOUS Barry Entous	Director	March 28 , 2003

/s/ WALTER F. LOEB Walter F. Loeb	Director	March 28 , 2003

/s/ WILFRED POSLUNS Wilfred Posluns	Director	March 28 , 2003

/s/ Alan SIEGEl Alan Siegel	Director	March 28 , 2003

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS

I, Irving Teitelbaum, certify that:

1.	I have reviewed this annual report on Form 10-K of The Wet Seal, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ IRVING TEITELBAUM
Irving Teitelbaum Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS

I, William B. Langsdorf, certify that:

1.	I have reviewed this annual report on Form 10-K of The Wet Seal, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ WILLIAM B. LANGSDORF
William B. Langsdorf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

THE WET SEAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page
INDEPENDENT AUDITORS’ REPORT:
Report of Deloitte & Touche LLP	F-2

FINANCIAL STATEMENTS:
Consolidated balance sheets as of February 1, 2003 and February 2, 2002	F-3
Consolidated statements of income for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001	F-4
Consolidated statements of comprehensive income for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001	F-5
Consolidated statements of stockholders’ equity for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001	F-6
Consolidated statements of cash flows for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001	F-7

Notes to consolidated financial statements	F-8

FINANCIAL STATEMENT SCHEDULES:
All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

The Wet Seal, Inc.:

We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. and subsidiary (the Company) as of February 1, 2003 and February 2, 2002 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Wet Seal, Inc. and subsidiary as of February 1, 2003 and February 2, 2002 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets during the year ended February 1, 2003 as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

Costa Mesa, California

March 13, 2003

THE WET SEAL, INC.

CONSOLIDATED BALANCE SHEETS

	February 1, 2003	February 2, 2002
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$21,969	$34,345
Short-term investments (Note 2)	39,237	67,523
Other receivables	15,467	4,830
Merchandise inventories (Note 1)	31,967	32,020
Prepaid expenses, including prepaid rent of $9,671and $9,149, respectively	11,992	11,018
Deferred tax charges (Note 3)	2,472	2,500

Total current assets	123,104	152,236

EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Note 1):
Leasehold improvements	127,792	117,284
Furniture, fixtures and equipment	86,062	66,880
Leasehold rights	2,350	2,848

	216,204	187,012
Less accumulated depreciation	(106,423)	(93,304)

Net equipment and leasehold improvements	109,781	93,708
LONG-TERM INVESTMENTS (Note 2)	33,639	30,433
OTHER ASSETS:
Deferred tax charges and other assets (Notes 3 and 11)	11,778	13,017
Goodwill	6,323	6,323

Total other assets	18,101	19,340

	$284,625	$295,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,827	$24,928
Accounts payable—merchandise	22,248	26,962
Accrued liabilities (Note 10)	22,520	19,321
Income taxes payable (Note 3)	—	3,834

Total current liabilities	58,595	75,045

LONG-TERM LIABILITIES:
Deferred rent (Note 1)	9,315	8,624
Other long-term liabilities (Note 11)	5,392	4,438

Total long-term liabilities	14,707	13,062

Total liabilities	73,302	88,107

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY (Notes 4 and 5):
Preferred Stock, $.01 par value, authorized, 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 24,836,386 and 28,268,457 shares issued and outstanding at February 1, 2003 and February 2, 2002, respectively	2,484	2,827
Common Stock, Class B convertible, $.10 par value, authorized 10,000,000 shares; 4,804,249 shares issued and outstanding at February 1, 2003 and February 2, 2002	480	480
Paid-in capital	59,036	79,568
Retained earnings	149,323	145,084
Treasury stock, 3,077,100 shares at cost, February 2, 2002	—	(20,349)

Total stockholders’ equity	211,323	207,610

	$284,625	$295,717

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	February 1, 2003	February 2, 2002	February 3, 2001
	(In thousands, except share data)
NET SALES	$608,509	$601,895	$580,182
COST OF SALES (including buying, distribution and occupancy costs)	430,971	405,187	419,310

GROSS MARGIN	177,538	196,708	160,872
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	174,130	151,815	134,002

OPERATING INCOME	3,408	44,893	26,870
INTEREST INCOME, NET	3,114	5,127	4,857

INCOME BEFORE PROVISION FOR INCOME TAXES	6,522	50,020	31,727
PROVISION FOR INCOME TAXES (Note 3)	2,283	19,005	12,215

NET INCOME	$4,239	$31,015	$19,512

NET INCOME PER SHARE, BASIC (Note 12)	$0.14	$1.05	$0.69

NET INCOME PER SHARE, DILUTED (Note 12)	$0.14	$1.02	$0.68

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC (Note 1)	30,044,673	29,601,368	28,089,921

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED (Note 1)	31,078,549	30,514,802	28,490,192

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	February 1, 2003	February 2, 2002	February 3, 2001
	(In thousands)
NET INCOME	$4,239	$31,015	$19,512

OTHER COMPREHENSIVE INCOME :
SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN ADJUSTMENT (Note 11)	—	—	139

COMPREHENSIVE INCOME	$4,239	$31,015	$19,651

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Paid-In Capital	Retained Earnings	Other Compre- hensive Income (Loss)	Treasury Stock	Total Stock- holders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at January 29, 2000	24,525,053	$2,452	6,553,497	$655	$60,767	$94,557	($139)	($20,059)	$138,233
Stock issued pursuant to long-term incentive plan. (Note 5)	28,701	$3	—	—	$392	—	—	—	$395
Exercise of stock options (Note 5)	729,225	$73	—	—	$3,806	—	—	—	$3,879
Tax benefit related to exercise of stock options (Note 5)	—	—	—	—	$1,925	—	—	—	$1,925
Repurchase of common stock (Note 4)	—	—	—	—	—	—	—	($290)	($290)
Supplemental Employee Retirement Plan adjustment (Note 11)	—	—	—	—	—	—	$139	—	$139
Net income						$19,512			$19,512

Balance at February 3, 2001	25,282,979	$2,528	6,553,497	$655	$66,890	$114,069	—	($20,349)	$163,793
Stock issued pursuant to long-term incentive plan (Note 5)	26,261	$3	—	—	$462	—	—	—	$465
Exercise of stock options (Note 5)	1,210,167	$121	—	—	$8,673	—	—	—	$8,794
Tax benefit related to exercise of stock options (Note 5)	—	—	—	—	$3,543	—	—	—	$3,543
Cancellation of fractional shares due to three-for-two stock split (Note 4)	(198)	—	—	—	—	—	—	—	—
Shares converted from Class B to Class A	1,749,248	$175	(1,749,248)	($175)	—	—	—	—	—
Net income						$31,015			$31,015

Balance at February 2, 2002	28,268,457	$2,827	4,804,249	$480	$79,568	$145,084	—	($20,349)	$207,610
Stock issued pursuant to long-term incentive plan (Note5)	23,875	$2	—	—	$211	—	—	—	$213
Exercise of stock options (Note 5)	569,708	$57	—	—	$4,878	—	—	—	$4,935
Tax benefit related to exercise of stock options (Note 5)	—	—	—	—	$2,541	—	—	—	$2,541
Cancellation of fractional shares due to three-for-two stock split (Note 4)	(1,154)	—	—	—	—	—	—	—	—
Repurchase/Retirement of common stock (Note 4)	(4,024,500)	($402)	—	—	($28,162)	—	—	$20,349	($8,215)
Net income						$4,239			$4,239

Balance at February 1, 2003	24,836,386	$2,484	4,804,249	$480	$59,036	$149,323	$0	$0	$211,323

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	February 1, 2003	February 2, 2002	February 3, 2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,239	$31,015	$19,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,701	20,347	22,284
Loss on disposal of equipment and leasehold improvements	1,434	750	2,295
Stock issued pursuant to long-term incentive plan	213	465	395
Deferred tax, net	2,032	170	(2,742)
Changes in operating assets and liabilities:
Other receivables	(10,637)	(2,418)	1,497
Merchandise inventories	53	(1,918)	3,186
Prepaid expenses	(974)	(1,555)	(9,463)
Other assets	(765)	(52)	261
Accounts payable and accrued liabilities	(12,616)	9,719	1,433
Income taxes payable	(3,834)	(1,714)	5,005
Tax benefit related to exercise of stock options	2,541	3,543	1,925
Deferred rent	691	(567)	690
Other long-term liabilities	954	551	117

Net cash provided by operating activities	6,032	58,336	46,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(38,962)	(38,953)	(18,134)
Acquisition of store leases and store assets	—	(3,550)	—
Investment in marketable securities	(71,348)	(105,335)	(103,221)
Proceeds from sale of marketable securities	95,182	84,931	58,336

Net cash used in investing activities	(15,128)	(62,907)	(63,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	—	(1,764)
Purchase of treasury stock	(8,215)	—	(290)
Proceeds from issuance of common stock	4,935	8,794	3,879

Net cash (used in) provided by financing activities	(3,280)	8,794	1,825

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,376)	4,223	(14,799)
CASH AND CASH EQUIVALENTS, beginning of year	34,345	30,122	44,921

CASH AND CASH EQUIVALENTS, end of year	$21,969	$34,345	$30,122

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$23	$23	$38
Income taxes, net	$13,093	$16,972	$8,108

SCHEDULE OF NONCASH TRANSACTIONS:

During the 52 weeks ended February 1, 2003, 52 weeks ended February 2, 2002, and 53 weeks ended February 3, 2001, the Company recorded an increase to paid-in capital and a decrease to income taxes payable of $2.5 million, $3.5 million, and $1.9 million, respectively, related to tax benefits associated with the exercise of non-qualified stock options.

During October 2002, the Company repurchased 947,400 shares for $8,215,000 and immediately retired these shares. In December 2002, the 3,077,100 shares repurchased in prior years were retired.

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 1:    Summary of Significant Accounting Policies

Nature of the Business

The Wet Seal, Inc. (the “Company”) is a national specialty retailer of fashionable and contemporary apparel and accessory items designed for female consumers with a young, active lifestyle. The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand. The Company’s failure to anticipate, identify or react to changes in fashion trends could adversely affect its results of operations.

Approximately 26.5% of the voting stock of the Company is held by a group of companies directly or indirectly controlled by two directors of the Company, one of whom is the Chairman of the Board of Directors.

The Company’s fiscal year ends on the Saturday closest to the end of January. The reporting period includes 52 weeks in fiscal 2002, 52 weeks in fiscal 2001, and 53 weeks in fiscal 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of The Wet Seal, Inc. and its wholly owned subsidiary, The Wet Seal Retail, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts in the fiscal 2001 and fiscal 2000 financial statements have been reclassified to conform with the fiscal 2002 presentation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash is held primarily in four major financial institutions and is in excess of insured limits.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Furniture, fixtures and equipment are typically depreciated over three to five years. Leasehold improvements and the cost of acquiring leasehold rights are depreciated over the lesser of the term of the lease or 10 years.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. At February 1, 2003, the Company believes there has been no impairment of the value of such assets.

Goodwill

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. The Company adopted SFAS No. 142 on February 3, 2002. Prior to adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over 20 to 25 years and evaluated the recoverability of goodwill based on undiscounted operating cash flows. The Company completed its transitional and annual impairment test and determined that there was no impairment of goodwill.

The following table provides the Company’s net income (loss) and net income (loss) per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	February 1, 2003	February 2, 2002
	(In thousands, except share data)
Net income	$4,239	$31,015
Add back: Goodwill amortization	—	394
Related income tax effect	—	(150)

Adjusted net income	$4,239	$31,259

Net income per share: Basic	$0.14	$1.05
Add back: Goodwill amortization, net of related income tax effect	—	$.01

Adjusted basic net income per common share	$0.14	$1.06

Diluted	$0.14	$1.02
Add back: Goodwill amortization, net of related income tax effect	—	—

Adjusted diluted net income per common share	$0.14	$1.02

Amortization of goodwill for the full fiscal year 2001 was $394,000 before income taxes.

Revenue Recognition

Sales are recognized upon purchase by customers.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Rental Expense

Any defined rental escalation is averaged over the term of the related lease in order to provide level recognition of rental expense.

Store Pre-Opening Costs

Store opening and pre-opening costs are charged to expense as they are incurred.

Advertising Costs

Costs for advertising related to retail operations consisting of magazine ads, in-store signage and promotions are expensed as incurred. Total advertising expenses related primarily to retail operations in fiscal 2002, 2001, and 2000 were $8,925,000, $6,039,000, and $2,788,000, respectively.

Income Tax

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of deferred items is based on enacted tax laws. In the event that the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” net income per share, basic, is computed based on the weighted-average number of common shares outstanding for the period. Net income per share, diluted, is computed based on the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period (see note 12).

During the year ended February 1, 2003, the Company effected a three-for-two stock split (see note 4).

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

Fair Value of Financial Instruments

Management believes the carrying amounts of cash and cash equivalents, other receivables and accounts payable approximate fair value due to their short maturity. Short-term and long-term investments consist of highly liquid interest-bearing securities that are carried at amortized cost plus accrued income, which management believes approximates fair value.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees” (see note 5).

Segment Information

The Company has one reportable segment representing the aggregation of its operating segments due to the similarities of the economic and operating characteristics of the operations represented by the Company’s store formats.

The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customers’ preferences. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company’s operating results.

New Accounting Pronouncements

In November 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of this interpretation did not have a material impact on its results of operations or financial position and the Company intends to adopt the recognition provisions of such interpretation on February 2, 2003, as required.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 1:    Summary of Significant Accounting Policies (Continued)

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has issued guarantees in the form of standby letters of credit as security for merchandise shipments from overseas. There were $8.3 million of these letters of credit outstanding at February 1, 2003. The duration of these indemnities, commitments and guarantees varies. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company has determined not to adopt the fair value based method of accounting for stock-based employee compensation, but has adopted the additional disclosure requirements of SFAS 148 in fiscal 2002.

The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee incentive stock options or nonqualified stock options.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock-option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	70.85%	77.50%	78.16%
Risk-Free Interest Rate	3.02%	4.30%	4.84%
Expected Life of Option following vesting (in Months)	60	60	48

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 1:    Summary of Significant Accounting Policies (Continued)

The Company’s calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2002, fiscal 2001 and fiscal 2000 awards had been amortized to expense over the vesting period of the awards, net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below:

		Fiscal 2002	Fiscal 2001	Fiscal 2000
Net Income (loss)	As reported	$4,239	$31,015	$19,512
	Pro forma	($2,419)	$27,366	$17,480
Net Income (loss) Per Share, Basic	As reported	$0.14	$1.05	$0.69
	Pro forma	($0.08)	$0.93	$0.62
Net Income (loss) Per Share, Diluted	As reported	$0.14	$1.02	$0.68
	Pro forma	($0.08)	$0.90	$0.62

The impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the above pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Company believes the adoption of FIN No. 46 will have no impact on its results of operations or financial position as the Company has no interests in variable interest entities.

NOTE 2:    Investments

Short-term investments consist of highly liquid interest-bearing deposits purchased with an initial maturity exceeding three months with a remaining maturity at February 1, 2003 of less than 12 months. Long-term investments consist of highly liquid interest-bearing securities that mature beyond 12 months from the balance sheet date. It is management’s intent to hold short-term and long-term investments to maturity. Short-term and long-term investments are carried at amortized cost plus accrued income, which approximates market at February 1, 2003.

Investments are comprised of the following (in thousands):

Description	Maturity Dates	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 1, 2003

Corporate bonds	Within one year	$—	$—	$—	$—
Municipal bonds	Within one year	39,237	216	(2)	39,451
Government obligations	Within one year	—	—	—	—
Corporate bonds	One to three years	17,517	385	—	17,902
Municipal bonds	One to three years	16,122	52	(5)	16,169

		$72,876	$653	$(7)	$73,522

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 2:    Investments (Continued)

Description	Maturity Dates	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 2, 2002

Corporate bonds	Within one year	$27,400	$353	$—	$27,753
Municipal bonds	Within one year	35,023	277	—	35,300
Government obligations	Within one year	5,100	6	—	5,106
Corporate bonds	One to three years	—	—	—	—
Municipal bonds	One to three years	30,433	111	(63)	30,481

		$97,956	$747	$(63)	$98,640

NOTE 3:    Provision for Income Taxes

The components of the income tax provision are as follows (in thousands):

	February 1, 2003	February 2, 2002	February 3, 2001
Current:
Federal	($548)	$15,810	$12,375
State	799	3,025	2,582

	251	18,835	14,957

Deferred:
Federal	1,767	124	(2,352)
State	265	46	(390)

	2,032	170	(2,742)

	$2,283	$19,005	$12,215

A reconciliation of the income tax provision to the amount of the provision that would result from applying the federal statutory rate (35%) to income before taxes is as follows:

	February 1, 2003	February 2, 2002	February 3, 2001
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	10.6	4.0	4.5
Tax exempt interest	(7.9)	(0.9)	(0.9)
Inventory contributions	(7.6)	(1.1)	(1.5)
Non-deductible expenses	3.0	0.1	0.1
Other	1.9	0.9	1.3

Effective tax rate	35.0%	38.0%	38.5%

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 3:    Provision for Income Taxes

As of February 1, 2003 and February 2, 2002, the Company’s net deferred tax asset was $10,978,000 and $13,010,000, respectively. The major components of the Company’s net deferred taxes at February 1, 2003 and February 2, 2002 are as follows (in thousands):

	February 1, 2003	February 2, 2002
Deferred rent	$3,761	$3,473
Inventory cost capitalization	1,167	1,157
Difference between book and tax basis of fixed assets	3,364	6,051
State income taxes	(544)	(349)
Supplemental Employee Retirement Plan	1,778	1,460
Other	1,452	1,218

	$10,978	$13,010

NOTE 4:    Stockholders’ Equity

The 4,804,249 shares of the Company’s Class B common stock outstanding as of February 1, 2003 are convertible on a share-for-share basis into shares of the Company’s Class A common stock at the option of the holder. The Class B common stock has two votes per share while Class A common stock has one vote per share.

On May 9, 2002, the Company effected a three-for-two stock split on the Class A and Class B common stock. Stockholders as of April 25, 2002, the record date for the stock split, were issued one share for every two shares that they then owned. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated for all periods presented to reflect the stock split. The Stockholder’s equity section has been restated to give retroactive recognition to the stock split by reclassifying the par value of the additional shares arising from the split from additional paid-in capital to common stock.

On October 1, 2002, the Company’s Board of Directors authorized the repurchase of up to 5,400,000 of the outstanding common stock of the Company’s Class A common shares. This amount includes the remaining shares previously authorized for repurchase by the Company’s Board of Directors. All shares repurchased under this plan will be retired as authorized by the Company’s Board of Directors. During October 2002, the Company repurchased 947,400 shares for $8,215,000 and immediately retired these shares. As of February 1, 2003, there were 4,453,000 shares remaining that are authorized for repurchase. The 3,077,100 shares repurchased in prior years based upon the previous authorization by the Board of Directors were retired in December 2002.

NOTE 5:    Long-Term Incentive Plan

Under the Company’s long-term incentive plans (the “Plans”), the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options. The Plans provide that the per share exercise price of an incentive stock option may not be less than the fair market value of the Company’s Class A common stock on the date the option is granted. Options become exercisable over periods of up to five years and generally expire 10 years from the date of grant or 90 days after employment or services are terminated. The Plans also provide that the Company may grant restricted stock and other stock-based awards. An aggregate of 10,331,250 shares of the Company’s Class A common stock may be issued pursuant to the Plans. As of February 1, 2003, 1,041,868 shares were available for future grants.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 5:    Long-Term Incentive Plan (Continued)

Stock option activity for each of the three years in the period ended February 1, 2003 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 29, 2000	3,402,000	$6.81
Granted	1,488,375	5.95
Canceled	(640,800)	6.92
Exercised	(729,225)	5.32

Outstanding at February 3, 2001	3,520,350	6.73
Granted	2,041,875	12.66
Canceled	(399,893)	10.48
Exercised	(1,210,167)	7.27

Outstanding at February 2, 2002	3,952,165	9.19
Granted	2,589,000	17.69
Canceled	(583,574)	12.86
Exercised	(569,708)	8.66

Outstanding at February 1, 2003	5,387,883	$12.93

At February 1, 2003, February 2, 2002 and February 3, 2001 there were 1,122,241, 493,274 and 799,425 outstanding options exercisable at a weighted-average exercise price of $8.89, $7.69 and $7.22, respectively.

The following table summarizes information on outstanding and exercisable stock options as of February 1, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Feb. 1, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of Feb. 1, 2003	Weighted Average Exercise Price
$ 1.61 – $ 6.72	1,223,884	6.93	$6.19	441,216	$6.25
7.17 – 11.49	1,386,499	8.43	10.51	393,750	9.12
11.69 – 12.92	816,000	8.29	11.84	202,075	11.82
13.79 – 17.27	400,500	8.55	14.91	85,200	14.55
19.90 – 23.55	1,561,000	9.09	20.43	—	—

$1.61 – $23.55	5,387,883	8.27	$12.93	1,122,241	$8.89

During the years ended February 1, 2003, February 2, 2002 and February 3, 2001, the Company recognized tax benefits of $2,541,000, $3,543,000 and $1,925,000, respectively, resulting from the exercise of certain nonqualified stock options.

As of February 1, 2003, the Company has granted an aggregate of 234,771 shares of Class A common stock, net of forfeitures, to a group of its key employees under the performance grant award plan, which was instituted pursuant to the Company’s Plans. Under the performance grant award plan, key employees of the Company receive Class A common stock in proportion to their salaries.

These bonus shares vest at the rate of 33.33% per year, and nonvested shares are subject to forfeiture if the participant terminates employment. Compensation expense, equal to the market value of the shares as of the issue date, is being charged to earnings over the period that the employees provide service. In each of the years ended

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 5:    Long-Term Incentive Plan (Continued)

February 1, 2003, February 2, 2002, and February 3, 2001, 23,875, 26,261, and 28,701 shares, respectively, were fully vested and issued. In connection with the issuance of these shares, the Company recorded compensation expense of $213,000, $465,000, and $395,000 for the years ended February 1, 2003, February 2, 2002, and February 3, 2001, respectively.

NOTE 6:    Commitments and Contingencies

Leases

The Company leases retail stores, automobiles, computers and corporate office and warehouse facilities under operating lease agreements expiring at various times through 2014. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent based on sales volume over certain minimum sales levels.

Minimum annual rental commitments under noncancelable leases, including the corporate office and warehouse facility lease, are as follows (in thousands):

Net Lease Commitments
Fiscal year ending:
2003	$69,300
2004	65,000
2005	59,600
2006	56,900
2007	53,500
Thereafter	150,900

$455,200

Rental expense, including common area maintenance, was $106,949,000, $100,406,000, and $98,543,000, of which $134,000, $289,000, and $32,000 was paid as percentage rent based on sales volume, for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

Employment Contracts

The Company has an employment contract currently with one officer, which provides for minimum annual salary, customary benefits and allowances, and annual bonus compensation, based upon sole discretion by the Board. The agreement provides this same officer with severance benefits that approximates one year’s salary, if the agreement is terminated without cause before expiration of its term. The Company also has other agreements with employees that contain defined severance benefits.

Litigation

Kathy Bronstein was relieved of her duties as Chief Executive Officer on February 5, 2003. Ms. Bronstein continues to be on salary pending resolution of her employment contract. There can be no assurance that Ms. Bronstein and the Company will reach an amicable agreement on her status.

The Company is a defendant in various lawsuits arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company is of the opinion that their resolution will not likely have a material adverse effect on the Company’s consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 6:    Commitments and Contingencies (Continued)

Letters of Credit

At February 1, 2003, the Company had outstanding letters of credit amounting to $8,265,000.

NOTE 7:    Revolving Credit Arrangement

Under an amended secured revolving line-of-credit arrangement with a major financial institution, the Company may borrow up to a maximum of $50,000,000 on a revolving basis through July 1, 2004. The cash borrowings under the arrangement bear interest at the bank’s prime rate or, at the Company’s option, LIBOR plus 1.5%.

The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios. In addition, the credit arrangement requires that the bank approve the payment of dividends and restricts the level of capital expenditures. At February 1, 2003, the Company was in compliance with these covenants and the Company had no borrowings outstanding under the credit arrangement.

NOTE 8:    Related-Party Transactions

Certain officers of La Senza Corporation, a shareholder, provide management services to the Company. For these services, the officers earned in the aggregate a management fee of $639,500 in the year ended February 1, 2003, $575,000 in the year ended February 2, 2002 and $500,000 in the year ended February 3, 2001. In June 2001, the Company entered into an agreement with these officers, requiring annual payments of $639,500 through 2006.

NOTE 9:    Retirement Plan

Effective June 1, 1993, the Company established a qualified defined contribution retirement plan under the Internal Revenue Code, Section 401(k). The Wet Seal Retirement Plan (the “Plan”) is available to all employees who meet the Plan’s eligibility requirements. The Plan is funded by employee contributions, and additional contributions may be made by the Company at its discretion. As of February 1, 2003, February 2, 2002, and February 3, 2001, the Company had paid or accrued $415,000, $300,000 and $145,000, respectively.

NOTE 10:    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	February 1, 2003	February 2, 2002
Minimum rent and common area maintenance	$1,724	$2,213
Accrued wages, bonuses and benefits	8,574	6,401
Gift certificate and credit memo liability	6,513	5,483
Utilities and telephone	1,079	975
Sales tax payable	1,770	1,722
Other	2,860	2,527

	$22,520	$19,321

NOTE 11:    Supplemental Employee Retirement Plan

The Company maintains a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one key employee and a director. The SERP provides for preretirement death benefits through life insurance and for retirement benefits. The Company funded the SERP in 1998 and 1997 through contributions to a trust fund known as a “Rabbi” trust. Assets held in the Rabbi trust ($1,727,000 and $1,367,000 at February 1, 2003 and February 2, 2002, respectively) are subject to claims of the Company’s creditors, but otherwise must be used only for purposes of providing benefits under the SERP.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 11:    Supplemental Employee Retirement Plan (Continued)

In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” the following presents a reconciliation of the SERP’s funded status (in thousands):

CHANGE IN BENEFIT OBLIGATION

	February 1, 2003	February 2, 2002
Benefit obligation at beginning of year	$4,438	$3,887
Service cost	308	289
Interest cost	300	262
Actuarial loss	346	—
Benefits paid	—	—

Benefit obligation at end of year	$5,392	$4,438

CHANGE IN PLAN ASSETS

	February 1, 2003	February 2, 2002
Fair value of plan assets at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	$—	$—

Funded status	$(5,392)	$(4,438)
Unrecognized transition (asset) obligation	—	—
Unrecognized prior service cost	1,313	1,477
Unrecognized net loss	(132)	(484)

Net amount recognized	$(4,211)	$(3,445)

Weighted-average assumptions:
Discount rate	6.25%	6.75%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a

AMOUNTS RECOGNIZED IN BALANCE SHEET
	February 1, 2003	February 2, 2002
Prepaid pension cost	$—	$—
Accrued benefit liability	(5,392)	(4,438)
Intangible asset (unrecognized prior service cost)	1,181	993
Accumulated other comprehensive loss	—	—

Net amount recognized	$(4,211)	$(3,445)

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 12:    Net Income Per Share

COMPONENTS OF NET PERIODIC PENSION COST
	February 1, 2003	February 2, 2002
Service cost—benefits earned during the period	$308	$289
Interest cost on projected benefit obligation	300	262
Expected return on plan assets	—	—
Amortization of unrecognized prior service cost	164	164
Amortization of (gain)loss	(6)	(13)

Net periodic pension cost	$766	$702

A reconciliation of the numerators and denominators used in basic and diluted net income per share is as follows (in thousands, except for share data):

	February 1, 2003	February 2, 2002	February 3, 2001
Net income	$4,239	$31,015	$19,512

Weighted-average number of common shares:
Basic	30,044,673	29,601,368	28,089,921
Effect of dilutive securities—stock options	1,033,876	913,434	400,271

Diluted	31,078,549	30,514,802	28,490,192

Net income per share:
Basic	$0.14	$1.05	$0.69
Effect of dilutive securities—stock options	0.00	0.03	0.01

Diluted	$0.14	$1.02	$0.68

(Per share data, net income per share and the weighted average shares have been adjusted to account for the three-for-two stock split effected as of July 24, 2001 and the subsequent three-for-two split on May 9, 2002)

NOTE 13:    Shareholder Rights Plan

On August 19, 1997, the Company’s Board of Directors adopted a Shareholder Rights Plan, which was amended on August 17, 1999, (the “Rights Plan”) designed to protect Company stockholders in the event of takeover action that would deny them the full value of their investments. Terms of the Rights Plan provide for a dividend distribution of one right for each share of common stock to holders of record at the close of business on August 29, 1997. The rights become exercisable only in the event, with certain exceptions, an acquiring party accumulates 12% or more of the Company’s voting stock, or if a party announces an offer to acquire 20% or more of the Company’s voting stock. Unless earlier redeemed, the rights will expire on August 29, 2007. Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $73.00, subject to adjustment upon the occurrence of certain events. The Company will be entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of a 12% position in its voting stock.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended February 1, 2003, February 2, 2002, and February 3, 2001

NOTE 14:    Unaudited Quarterly Financial Data

Fiscal Year Ended February 1, 2003

Quarter	Net Sales	Gross Margin	Net Income (Loss)	Net Income (Loss) Per Share, Basic	Net Income (Loss) Per Share, Diluted
	(In thousands, except for share data)
First Quarter	$156,620	$52,797	$8,720	$0.29	$0.28
Second Quarter	146,158	44,553	3,666	0.12	0.12
Third Quarter	144,538	39,753	(2,499)	(0.08)	(0.08)
Fourth Quarter	161,193	40,435	(5,648)	(0.19)	(0.19)

For the Year	$608,509	$177,538	$4,239	$0.14	$0.14

Fiscal Year Ended February 2, 2002

Quarter	Sales	Gross Margin	Net Income	Net Income Per Share, Basic	Net Income Per Share, Diluted
	(In thousands, except for share data)
First Quarter	$137,913	$41,666	$5,360	$0.18	$0.18
Second Quarter	135,580	40,078	3,573	0.12	0.12
Third Quarter	146,888	47,243	6,817	0.23	0.22
Fourth Quarter	181,514	67,721	15,265	0.51	0.49

For the Year	$601,895	$196,708	$31,015	$1.05	$1.02

Net income per share is computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year. Per share data, net income per share and the weighted average shares have been adjusted to account for the three-for-two stock split effected as of May 9, 2002.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company. (1)

3.1.1	Amendment to Restated Certificate of Incorporation of the Company (13)

3.2	Bylaws of the Company. (1)

4.1	Specimen Certificate of the Class A Stock, par value $.10 per share. (1)

4.2	Specimen Certificate of the Class B Stock, par value $.10 per share. (1)

4.3	Shareholder Rights Plan. (11)

10.1	Lease between the Company and Foothill-Parkstone I, LLC, dated November 21, 1996. (7)

10.3	Services Agreement, dated December 30, 1988, and First amendment to Services Agreement, dated June 1, 1990, between the Company and Kathy Bronstein. (1)

10.3.1	Second amendment to Services Agreement between the Company and Kathy Bronstein, dated March 23, 1992. (2)

10.3.2	Third amendment to Services Agreement between the Company and Kathy Bronstein, dated November 17, 1994. (4)

10.3.3	Fourth amendment to Services Agreement between the Company and Kathy Bronstein, dated January 13, 1995. (4)

10.3.4	Fifth amendment to Services Agreement between the Company and Kathy Bronstein, dated January 30, 1995. (5)

10.3.5	Sixth amendment to Services Agreement between the Company and Kathy Bronstein, dated February 2, 1996. (5)

10.3.6	Seventh amendment to Services Agreement between the Company and Kathy Bronstein, dated April 16, 1999. (9)

10.3.7	Eighth Amendment to Services Agreement between the Company and Kathy Bronstein, dated February 4, 2001.(13)

10.3.8	Supplemental Compensation Agreement between the Company and Kathy Bronstein, dated April 1, 2001.(13)

10.3.9	Termination of Supplemental Compensation Agreement between the Company and Kathy Bronstein, dated April 2, 2002.

10.3.10	Ninth amendment to Services Agreement between the Company and Kathy Bronstein, dated April 4, 2002.

10.4	1990 Long-Term Incentive Plan. (1)

Exhibit No.	Description

10.5	Business Loan Agreement between the Company and Bank of America, containing Loan and Revolving Line of Credit; Term dated October 29, 1999. (11)

10.5.1	Amendment No. 5 to Business Loan Agreement between the Company and Bank of America, containing Term Loan and Revolving Line of Credit, dated December 21, 2001.(13)

10.5.2	Amendment No. 6 to Business Loan Agreement between the Company and Bank of America, containing Term Loan and Revolving Line of Credit, dated March 13, 2003.

10.6	“Key Man” life insurance policy for Kathy Bronstein. (8)

10.7	1994 Long-Term Incentive Plan. (3)

10.8	Stock Purchase and Stock Transfer Restriction Agreement among Kathy Bronstein, Suzy Shier, Inc. and the Company dated December 30, 1988. (1)

10.9	Indemnification Agreement between the Company and various Executives and Directors, dated January 3, 1995, and schedule listing all parties thereto. (4)

10.10	1996 Long-Term Incentive Plan. (6)

10.10.1	Amendment to the 1996 Long-Term Incentive Plan (13)

10.11	Supplemental Employee Retirement Plan. (7)

10.12	2000 Stock Incentive Plan. (12)

21.1	Subsidiaries of the Registrant. (5)

23.1	Consent of Deloitte & Touche LLP, independent auditors.

99.1	Factors Affecting Future Financial Results.

(1)	Denotes exhibits incorporated by reference to the Company’s Registration Statement File No. 33-34895.

(2)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1993.

(3)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

(4)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

(5)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

(6)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

(7)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1998.

(8)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

(9)	Denotes exhibits incorporated by reference to the Company’s Proxy Statement dated May 4, 1999.

(10)	Denotes exhibits incorporated by reference to the Company’s Current Report on Form 8-K filed September 9, 1999.

(11)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

(12)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

(13)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.