Form 10-Q
period 2003-05-03
WET SEAL INC
filed 2003-06-10
CIK 863456

THE UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, par value $.10 per share, at June 5, 2003 were 24,983,524 and 4,604,249, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at June 5, 2003.

THE WET SEAL, INC.

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated condensed balance sheets (unaudited) as of May 3, 2003 and February 1, 2003	3-4

	Consolidated condensed statements of operations and comprehensive income (loss) (unaudited) for the quarters ended May 3, 2003 and May 4, 2002	5

	Consolidated condensed statements of cash flows (unaudited) for the three months ended May 3, 2003 and May 4, 2002	6

	Notes to consolidated condensed financial statements (unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22-24

PART II.	OTHER INFORMATION	25-26

	SIGNATURE PAGE	27

	SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS	28-31

	EXHIBIT 10.1

	EXHIBIT 10.2

	EXHIBIT 99.1

	EXHIBIT 99.2

	EXHIBIT 99.3

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	May 3, 2003	February 1, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,986	$21,969
Short-term investments	49,336	39,237
Income tax receivable	8,354	11,561
Other receivables	3,515	3,906
Merchandise inventories	35,128	31,967
Prepaid expenses	14,170	11,992
Deferred tax assets	2,472	2,472

Total current assets	124,961	123,104

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	132,840	127,792
Furniture, fixtures and equipment	88,617	86,062
Leasehold rights	2,350	2,350

	223,807	216,204
Less accumulated depreciation	(111,550)	(106,423)

Net equipment and leasehold improvements	112,257	109,781

LONG-TERM INVESTMENTS	31,855	33,639

OTHER ASSETS:
Deferred taxes and other assets	11,611	11,778
Goodwill	6,323	6,323

Total other assets	17,934	18,101

TOTAL ASSETS	$287,007	$284,625

See accompanying notes to consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	May 3, 2003	February 1, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,575	$13,827
Accounts payable—merchandise	32,448	22,248
Accrued liabilities	23,651	22,520

Total current liabilities	69,674	58,595

LONG-TERM LIABILITIES:
Deferred rent	9,684	9,315
Other long-term liabilities	5,482	5,392

Total long-term liabilities	15,166	14,707

Total liabilities	84,840	73,302

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 24,945,980 and 24,836,386 shares issued and outstanding at May 3, 2003 and February 1, 2003, respectively	2,495	2,484
Common Stock, Class B Convertible, $.10 par value, authorized 10,000,000 shares; 4,604,249 and 4,804,249 shares issued and outstanding at May 3, 2003 and February 1, 2003, respectively	460	480
Paid-in capital	58,402	59,036
Retained earnings	140,810	149,323

Total stockholders’ equity	202,167	211,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$287,007	$284,625

See accompanying notes to consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	Quarter Ended
	May 3, 2003	May 4, 2002
SALES	$123,615	$156,620

COST OF SALES (including buying, merchandise planning, distribution and occupancy costs)	98,890	104,076

GROSS MARGIN	24,725	52,544
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	38,223	39,592

OPERATING INCOME (LOSS)	(13,498)	12,952
INTEREST INCOME, NET	401	1,000

INCOME (LOSS) BEFORE INCOME TAXES	(13,097)	13,952
PROVISION (BENEFIT) FOR INCOME TAXES	(4,584)	5,232

NET INCOME (LOSS)	$(8,513)	$8,720

COMPREHENSIVE INCOME (LOSS)	$(8,513)	$8,720

NET INCOME (LOSS) PER SHARE, BASIC	$(0.29)	$0.29

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.29)	$0.28

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	29,575,162	30,121,793

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	29,575,162	31,594,562

See accompanying notes to consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended
	May 3, 2003	May 4, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,513)	$8,720
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,695	5,172
Loss (gain) on disposal of equipment and leasehold improvements	166	(29)
Changes in operating assets and liabilities:
Income tax receivable	3,207	—
Other receivables	391	967
Merchandise inventories	(3,161)	766
Prepaid expenses	(2,178)	(1,179)
Other assets	167	—
Accounts payable and accrued liabilities	11,079	(4,832)
Income taxes payable	—	(2,314)
Deferred rent	369	(27)
Other long-term liabilities	90	191

Net cash provided by operating activities	8,312	7,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(8,836)	(20,680)
Investment in marketable securities	(13,491)	(1,500)
Proceeds from sale of marketable securities	4,675	27,353

Net cash provided by (used in) investing activities	(17,652)	5,173

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(854)	—
Proceeds from issuance of stock	211	1,763

Net cash provided by (used in) financing activities	(643)	1,763

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,983)	14,371
CASH AND CASH EQUIVALENTS, beginning of period	21,969	34,345

CASH AND CASH EQUIVALENTS, end of period	$11,986	$48,716

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest—credit facility	$22	$7
Income taxes, net	—	$7,535

See accompanying notes to consolidated condensed financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1—Basis of Presentation and significant accounting policies:

Basis of Presentation

The information set forth in these consolidated condensed financial statements is unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to 2002 financial statements to conform with the 2003 presentation.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the quarter ended May 3, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004 (fiscal 2003). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of The Wet Seal, Inc. (the “Company”) for the year ended February 1, 2003.

New Accounting Pronouncements

In November 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Company believes the adoption of FIN No. 46 will have no impact on its results of operations or financial position, as the Company has no interests in variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company determined not to adopt the fair value based method of accounting for stock-based employee compensation, but did adopt the additional disclosure requirements of SFAS 148 in fiscal 2002.

Stock Based Compensation

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

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended
	May 3, 2003	May 4, 2002
Dividend Yield	0.00%	0.00%
Expected Stock Volatility	70.51%	70.85%
Risk-Free Interest Rate	2.90%	3.02%
Expected Life of Option following vesting (in months)	60	60

The Company’s calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards, net income (loss) (in thousands) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

	Quarter Ended
	May 3, 2003	May 4, 2002
Net Income (loss):
As reported	$(8,513)	$8,720
Pro forma	$(10,131)	$6,974
Net Income (loss) Per Share, Basic:
As reported	$(0.29)	$0.29
Pro forma	$(0.34)	$0.23
Net Income (loss) Per Share, Diluted:
As reported	$(0.29)	$0.28
Pro forma	$(0.34)	$0.23

The impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the above pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

NOTE 2—Revolving Credit Arrangement:

Under an amended secured revolving line-of-credit arrangement with Bank of America, N.A., the Company may borrow up to a maximum of $50.0 million on a revolving basis through July 1, 2004. The cash borrowings under the arrangement bear interest at the bank’s prime rate or, at the Company’s option, LIBOR plus 1.5%.

The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios. In addition, the credit arrangement requires that the bank approve the payment of dividends and restricts the level of capital expenditures. At May 3, 2003, the Company was in compliance with these covenants and the Company had no borrowings outstanding under the credit arrangement. There were $12.0 million in open letters of credit related to imported inventory orders as well as standby letters of credit totaling $0.9 million as of May 3, 2003.

NOTE 3—Net Income (Loss) Per Share:

Net income (loss) per share, basic, is computed based on the weighted average number of shares of Class A and Class B common stock outstanding for the period.

Net income (loss) per share, diluted, is computed based on the weighted average number of shares of Class A and Class B common stock and potentially dilutive common stock equivalents outstanding for the period. Stock options were not included in the computation of diluted net loss per share for the quarter ended May 3, 2003, because to do so would have been antidilutive.

A reconciliation of the numerators and denominators used in basic and diluted net income (loss) per share is as follows:

(In thousands, except share and per share data)	Quarter Ended May 3, 2003	Quarter Ended May 4, 2002
Net income (loss)	$(8,513)	$8,720

Weighted average number of common shares
Basic	29,575,162	30,121,793
Effect of dilutive securities—stock options	—	1,472,769

Diluted	29,575,162	31,594,562

Net income (loss) per share
Basic	$(0.29)	$0.29

Effect of dilutive securities—stock options	—	0.01

Diluted	$(0.29)	$0.28

NOTE 4—Treasury Stock:

On October 1, 2002, the Company’s Board of Directors authorized the repurchase of up to 5,400,000 of the outstanding common stock of the Company’s Class A Common shares. This amount includes the remaining shares previously authorized for repurchase by the Company’s Board of Directors. All shares repurchased under this plan will be retired as authorized by the Company’s Board of Directors. During fiscal 2002, the Company repurchased 947,400 shares for $8.2 million and immediately retired these shares. An additional 124,500 shares were repurchased for $0.9 million in the first quarter of fiscal 2003 and these shares were immediately retired. As of May 3, 2003, there were 4,328,100 shares remaining that are authorized for repurchase.

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated condensed financial statements and the notes thereto.

We are one of the largest national mall-based specialty retailers focusing primarily on young women’s apparel and accessories, and currently operate 624 retail stores in 47 states, Washington D.C. and Puerto Rico. Of the 624 stores, 467 are Wet Seal stores, 23 are Contempo Casuals stores, 103 are Arden B. stores and 31 are Zutopia stores.

As of May 3, 2003, we operated 621 stores compared to 579 stores as of May 4, 2002, the end of the first quarter of fiscal 2002. We opened 75 stores and closed 33 stores during the period from May 4, 2002 to May 3, 2003.

Critical Accounting Policies and Estimates

Our consolidated condensed financial statements were prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Merchandise inventories are stated at the lower of cost (first in, first out) or market. Cost is calculated using the retail inventory method. The retail inventory method is used to estimate the ending inventory at cost by employing a cost to retail (selling price) ratio. The ending inventory is first determined at selling price and then converted to cost. Purchases, sales, net markdowns (less mark-

ups), charity, discounts and estimated shrink are considered in arriving at the cost to retail ratio. Inventories include items that have been marked down to management’s best estimate of their fair market value. Management’s decision to mark down merchandise is based on maintaining the freshness of our product offering. Markdowns are taken regularly to effect the rapid sale of slow moving inventory and to make room for new merchandise arriving daily to the stores.

To the extent that management’s estimates differ from actual results, additional markdowns may be required that could reduce our gross margin, operating income and the carrying value of inventories. Our success is largely dependent upon our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. If we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent and extensive markdowns, which would adversely affect our operating results.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the consolidated financial statements and in Management’s Discussion and Analysis, respectively, included in our Annual Report for the fiscal year ended February 1, 2003.

Current Trends and Outlook

Results for the first quarter of fiscal 2003 reflected a continuation of negative comparable store sales. Despite this, we were encouraged by the month-to-month improvement in our comparable store sales trend during the quarter and by a good Easter holiday week in the third month of the quarter. However, we have been disappointed by lower sales in late April and May than our progress through the first half of April had led us to anticipate.

We continue to work through many challenges following a difficult year, and believe we have made significant progress in our efforts to reposition our merchandise. We have researched our core customers and received valuable feedback from focus groups. Based upon our analysis of this information, our team has been working diligently to develop merchandise with an exciting new fashion direction that will focus on our core customers’ needs. Although our sales have not rebounded as quickly or as strongly as we had initially expected, we are looking forward to the back-to-school season when we believe our new product offerings will reconnect us with our “core” customer. In addition, we believe that strides have been made to ensure merchandise is received on a more consistent and timely basis.

We will continue our efforts to reduce costs, given the disappointing sales and bottom line results of the first quarter. We currently are making operating changes that should result in substantial savings, such as switching product shipments from air freight to ground freight. Other cost saving strategies are being developed and implemented to reduce selling, general and administrative expenses and buying costs.

During fiscal 2003, we anticipate opening a total of 35 new locations. We opened 20 new stores in the first quarter, and expect to open 15 more stores, divided between Wet Seal and Arden B. locations. In addition to the 5 stores closed during the first quarter, we expect to close another 9 stores during the remainder of the year. Total capital expenditures are expected to be less than $17.5 million for the fiscal year, well below the level spent in the prior two years.

Results of Operations

The quarter ended May 3, 2003 compared to the quarter ended May 4, 2002.

Sales for the quarter ended May 3, 2003 were $123.6 million, compared to sales for the prior year first quarter of $156.6 million, a decrease of $33.0 million or 21.0%. The decrease in sales was due to a comparable store sales decline of 25.5% for the quarter ended May 3, 2003, offset partially by an increase in the number of stores. In the same quarter a year ago comparable store sales had increased 8.2%. The sales pace during the first quarter of this year reflects a continuation of the challenges faced through year-end in needing to more closely correlate our inventory and fashions with our customers’ tastes. Many changes are underway with the merchandise assortment and marketing strategies, which we expect will be completed before the upcoming back to school season. We believe some improvement has already occurred, as evidenced by the month-to-month comparable store sales improvement during the quarter. We also believe a portion of the April sales improvement reflects some benefit from a later Easter holiday this year, in addition to our merchants’ ongoing efforts to improve assortments.

Cost of sales (including buying, merchandise planning, distribution and occupancy costs) was $98.9 million for the quarter ended May 3, 2003 compared to $104.1 million for the same quarter last year ended May 4, 2002, a decrease of $5.2 million or 4.9%. As a percent of sales, cost of sales was 80.0% for the first quarter ended May 3, 2003 compared to 66.5% for the same quarter last year, an increase of 13.5%. The most significant impact on the cost of sales as a percent of sales in the first quarter this year stems from the sales-driven loss of leverage for occupancy, buying costs and merchandise planning costs compared to the prior year first quarter. In addition, cost of sales as a percent of sales rose this year due to an increase in markdowns, a slight decrease in initial markup, and an increase in the shrink reserve. The increased markdowns resulted from lower than anticipated sales. We have also repositioned our pricing on selected items, which contributed to a slightly lower initial markup, with the intent to reduce the need for later markdowns on those items. Buying costs also increased in dollar terms over last year, reflecting the addition of key merchants to their respective staffs at both the Wet Seal and Zutopia divisions. Distribution center costs dropped in dollar terms and remained flat as a percentage of sales, reflecting gains in efficiency over the prior year.

Selling, general and administrative (SG&A) expenses were $38.2 million for the quarter ended May 3, 2003, compared to $39.6 million for the same quarter last year, a decrease of $1.4 million. The $1.4 million decrease reflects less advertising expenditures, lower merchandise delivery costs, and reductions of store payroll costs. These reductions were partially offset by the investments made since the first quarter of last year to upgrade the level of field support. The savings over last year also reflect the CEO vacancy and the elimination of a number of other executive-level administrative positions. As a percentage of sales, SG&A expenses were 30.9% for the quarter ended May 3, 2003, compared to 25.3% for the quarter ended May 4, 2002, an increase of 5.6%. This increase in SG&A expenses as a percent of sales reflects the loss of leverage due to the comparable store sales decline.

Interest income, net, was $0.4 million for the quarter ended May 3, 2003, compared to $1.0 million for the quarter ended May 4, 2002, a decrease of $0.6 million. This decrease was due to a reduction in market interest rates on the invested balances, as well as to a drop in the invested balances compared to the same period in the prior year.

The income tax provision reflected a $4.6 million benefit for the quarter ended May 3, 2003, with an effective tax rate of 35.0%. This compares to a $5.2 million charge for the quarter ended May 4, 2002, with an effective rate of 37.5%. The year-over-year drop in the effective tax rate reflects an expectation that tax exempt interest income and charitable deductions of inventory will be a higher proportion of full year net income than similar expectations at the end of the first quarter last year.

Based on the factors noted above, the net loss for the quarter ended May 3, 2003 was $8.5 million, or $0.29 per diluted share, compared to net income of $8.7 million or $0.28 per diluted share for the quarter ended May 4, 2002, a decrease of $17.2 million. As a percentage of sales, the net loss was 6.9% in the quarter ended May 3, 2003, compared to net income as a percentage of sales of 5.6% for the quarter ended May 4, 2002.

Liquidity and Capital Resources

Working capital at May 3, 2003, was $55.3 million compared to $64.5 at February 1, 2003, a decrease of $9.2 million. This decrease in working capital was primarily due to an increase in merchandise payables and a reduction in income tax receivable, offset by an increase in merchandise inventories and prepaid expenses.

Net cash provided by operating activities for the quarter ended May 3, 2003, was $8.3 million, compared to $7.4 million in the quarter ended May 4, 2002. This is a $0.9 million increase despite a $17.2 million decrease in earnings compared to the first quarter of the prior year ended May 4, 2002. An increase in merchandise payables conserved nearly $10 million in cash compared to the first quarter ended May 4, 2002. This increase was due to the timing of processing merchandise checks. We also received nearly $8 million in income tax refunds during the quarter ended May 3, 2003 versus income tax payables totaling $7.5 million during the first quarter of the prior year.

The cash and investment balance of $93.2 million on May 3, 2003 was $1.6 million less than it was at February 1, 2003. The decline in the cash and investment balance reflects the loss for the first quarter of this year, expenditures of $8.8 million for capital improvements, and $0.9 million to repurchase the company’s stock. These outflows of cash were offset by the income tax refund received during the quarter and the increase in merchandise payables.

During the quarter ended May 3, 2003, capital improvements totaled $8.8 million, compared to $20.7 million during the quarter ended May 4, 2002. The investment of $8.8 million reflects costs for the 20 new stores and 13 store remodels completed, as well as remodels and new stores under construction for second quarter openings.

In September 1998, the Company’s Board of Directors authorized the repurchase of up to 20% of the outstanding shares of our Class A common stock. From this authorized plan, 3,077,100 shares (split adjusted) were repurchased at a cost of $20.3 million. These repurchased shares were reflected as Treasury Stock in our consolidated balance sheets, until they were retired on December 2,

2002, as authorized by the Board of Directors. On October 1, 2002, our Board of Directors authorized the repurchase of up to 5,400,000 shares of our outstanding Class A common stock. This amount included the remaining shares previously authorized for repurchase by the Board of Directors. During fiscal 2002, the Company repurchased 947,400 shares for $8.2 million and immediately retired these shares. An additional 124,500 shares were repurchased for $0.9 million in the first quarter of fiscal 2003 and these shares were immediately retired. As of May 3, 2003, there were 4,328,100 shares remaining that are authorized for repurchase.

We have a revolving line-of-credit arrangement with Bank of America, N.A. in an aggregate principal amount of $50 million, maturing on July 1, 2004. At May 3, 2003, there were no outstanding borrowings under the credit arrangement. There were $12.0 million in open letters of credit related to imported inventory orders as well as standby letters of credit totaling $0.9 million. As of May 3, 2003, we were in compliance with all financial covenants of the credit arrangement. We invest our excess funds in short-term investment grade money market funds, investment grade municipal and commercial paper and U.S. Treasury and Agency obligations. Assets listed as long-term investments on our balance sheet consist of high credit quality municipal and corporate bonds with maturities extending no further than three years out.

We believe that our working capital and cash flows from operating activities will be sufficient to meet our operating and capital requirements in the foreseeable future.

Seasonality and Inflation

Our business is seasonal in nature with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending the first week of September, historically accounting for a large percentage of sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of approximately 30% of our annual sales, after adjusting for sales increases related to new stores. We do not believe that inflation has had a material effect on the results of operations during the past three years. However, we cannot assure you that our business will not be affected by inflation in the future.

Commitments and Contingencies

Our principal contractual obligations consist of minimum annual rental commitments under non-cancelable leases for our stores, our corporate office, warehouse facility, automobiles, computer equipment and copiers. At May 3, 2003, our contractual obligations under these leases were as follows (in thousands):

Contractual Obligations	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases	$466,700	$71,700	$188,200	$100,000	$106,800

Our principal commercial commitments consist of open letters of credit, related primarily to imported inventory orders, secured by our revolving line-of-credit arrangement. At May 3, 2003, our contractual commercial commitments under these letters of credit arrangements were as follows (in thousands):

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of credit	$12,900	$12,900	—	—	—

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

Statement Regarding Forward-Looking Disclosure

Certain sections of this Quarterly Report on Form 10-Q, including the preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events.

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

Actual events and results may differ from those expressed in any forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in Exhibit 99.1 attached to this report and noted elsewhere in this report. We strongly urge you to review and consider the risk factors set forth in Exhibit 99.1.

New Accounting Pronouncements

In November 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation did not have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. We have determined not to adopt the fair value based method of accounting for stock-based employee compensation, but did adopt the additional disclosure requirements of SFAS 148 in fiscal 2002.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its results of operations, financial position or cash flows.

Item 3— Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under our credit facility, we would be exposed to market risk related to changes in interest rates. At May 3, 2003, no borrowings were outstanding under our credit facility. We are not a party to any derivative financial instruments. However, we are exposed to market risk related to changes in interest rates on our investment grade interest-bearing securities. If there are changes in interest rates, those changes would affect the investment income we earn on those investments.

Item 4— Controls and Procedures

Disclosure Controls and Internal Controls

Our disclosure controls and procedures (as defined in Rule 13a-14(c) under Exchange Act) (“Disclosure Controls”) are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures for financial reporting (“Internal Controls”) are designed with the objective of providing reasonable assurance that:

•	our transactions are properly authorized;

•	assets are safeguarded against unauthorized or improper use; and

•	transactions are properly recorded and reported.

These controls and procedures are designed to enable the preparation of our financial statements in conformity with U.S. generally accepted accounting principles.

Limitations on the Effectiveness of Controls

Our management, including our interim Chief Executive Officer and our Chief Financial Officer, does not expect that our Disclosure Controls or Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Moreover, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events.

Notwithstanding the foregoing limitations, we believe that our Disclosure Controls and Internal Controls provide reasonable assurances that the objectives of our control system are met.

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls

Within the 90-day period prior to the filing of this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls. Based upon that evaluation, our interim Chief Executive Officer and our Chief Financial Officer concluded, subject to the limitations noted above, that:

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

PART II— OTHER INFORMATION

Item 1—Legal Proceedings.

We are not party to any material legal proceedings. We anticipate that we will be subject to litigation (and arbitration) in the ordinary course of business.

Item 2—Changes in Securities. Not Applicable

Item 3—Defaults Upon Senior Securities. Not Applicable

Item 4—Submission of Matters to a Vote of Security Holders.

We held our most recent Annual Meeting on May 29, 2003. Following is a brief description of the proposal voted upon at the meeting and the tabulation of the voting therefore:

Proposal—Election of Directors.

Nominee	Number of Votes
	For	Withheld	Broker Non-Votes
1. George H. Benter, Jr.	32,659,871	630,284	0
2. Barry J. Entous	32,659,871	630,284	0
3. Stephen Gross	32,956,505	333,650	0
4. Walter F. Loeb	32,956,505	333,650	0
5. Wilfred Posluns	32,659,871	630,284	0
6. Alan Siegel	32,659,871	630,284	0
7. Irving Teitelbaum	27,456,654	5,833,501	0

Item 5—Other Information.

On May 29, 2003, we issued a press release to announce the appointment of Peter D. Whitford as the Company’s new chief executive officer, effective June 30, 2003. A copy of his employment agreement is attached hereto as Exhibit 10.2.

Item 6(a)—Exhibits.

10.1	Audit Committee Charter

10.2	Employment Agreement, dated May 29, 2003 between the Company and Peter D. Whitford

99.1	Factors Affecting Future Financial Results.

99.2	Sarbanes-Oxley Act Section 906 Certification

99.3	Sarbanes-Oxley Act Section 906 Certification

Item 6(b)—Reports on Form 8-K.

On February 7, 2003, we filed a current report on Form 8-K reporting that we issued a press release announcing the departure of Kathy Bronstein, Vice Chairman and Chief Executive Officer of our Company. On the same date we filed a subsequent current report on Form 8-K reporting that we issued a press release reporting net sales for the four week period ended February 1, 2003.

On March 7, 2003, we filed a current report on Form 8-K reporting that we issued a press release reporting net sales for the four-week period ended March 1, 2003. We also announced that we planned to release final earnings results for fiscal 2002 on March 20, 2003 at 9:00 am PST.

On March 26, 2003, we filed a current report on Form 8-K reporting that we issued a press release to announce earnings for the fourth quarter and fiscal 2002 as well as expectations regarding earnings for the first quarter of fiscal 2003. We also announced expected comparable store sales for March and April of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Wet Seal, Inc. (Registrant)

Date: June 5, 2003	/s/ IRVING TEITELBAUM
Irving Teitelbaum Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)

Date: June 5, 2003	/s/ WILLIAM B. LANGSDORF
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003	/s/ IRVING TEITELBAUM
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003	/s/ WILLIAM B. LANGSDORF
William B. Langsdorf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)