Form 10-Q
period 2003-08-02
WET SEAL INC
filed 2003-09-12
CIK 863456

THE UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of HR Exchange Act)    Yes  ☒  No

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, par value $.10 per share, at September 12, 2003 was 25,279,578 and 4,502,833, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at September 12, 2003.

THE WET SEAL, INC.

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated condensed balance sheets (unaudited) as of August 2, 2003 and February 1, 2003	3-4

	Consolidated condensed statements of operations and comprehensive income (loss)(unaudited) for the quarter and six months ended August 2, 2003 and August 3, 2002	5

	Consolidated condensed statements of cash flows (unaudited) for the six months ended August 2, 2003 and August 3, 2002	6

	Notes to consolidated condensed financial statements (unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23-25

PART II.	OTHER INFORMATION	26-27

	SIGNATURE PAGE	28

	EXHIBIT 10.1	29-45

	EXHIBIT 10.2	46-60

	EXHIBIT 31.1	61-62

	EXHIBIT 31.2	63-64

	EXHIBIT 32.1	65

	EXHIBIT 32.2	66

	EXHIBIT 99.1	67-73

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	August 2, 2003	February 1, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,535	$21,969
Short-term investments	48,484	39,237
Income tax receivable	15,638	11,561
Other receivables	2,851	3,906
Merchandise inventories	48,738	31,967
Prepaid expenses	3,744	11,992
Deferred tax charges	2,472	2,472

Total current assets	140,462	123,104

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	132,595	127,792
Furniture, fixtures and equipment	89,673	86,062
Leasehold rights	2,350	2,350

	224,618	216,204
Less accumulated depreciation	(116,475)	(106,423)

Net equipment and leasehold improvements	108,143	109,781

LONG-TERM INVESTMENTS	22,924	33,639
OTHER ASSETS:
Deferred taxes and other assets	11,611	11,778
Goodwill	6,323	6,323

Total other assets	17,934	18,101

TOTAL ASSETS	$289,463	$284,625

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	August 2, 2003	February 1, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—merchandise	$49,799	$22,248
Accounts payable—other	12,213	13,827
Accrued liabilities	21,953	22,520

Total current liabilities	83,965	58,595

LONG-TERM LIABILITIES:
Deferred rent	9,657	9,315
Other long-term liabilities	5,606	5,392

Total long-term liabilities	15,263	14,707

Total liabilities	99,228	73,302

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding at August 2, 2003 and February 1, 2003, respectively	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 25,089,544 and 24,836,386 shares issued and outstanding at August 2, 2003 and February 1, 2003, respectively	2,509	2,484
Common Stock, Class B Convertible, $.10 par value, authorized 10,000,000 shares; 4,604,249 and 4,804,249 shares issued and outstanding at August 2, 2003 and February 1, 2003, respectively	460	480
Paid-in capital	59,884	59,036
Retained earnings	127,382	149,323

Total stockholders’ equity	190,235	211,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,463	$284,625

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Quarter Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
SALES	$126,039	$146,158	$249,654	$302,778
COST OF SALES (including buying, merchandise planning, distribution and occupancy costs)	107,742	101,923	206,632	205,999

GROSS MARGIN	18,297	44,235	43,022	96,779
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	39,379	39,272	77,602	78,864

OPERATING INCOME (LOSS)	(21,082)	4,963	(34,580)	17,915
INTEREST INCOME, NET	424	903	825	1,903

INCOME (LOSS) BEFORE INCOME TAXES	(20,658)	5,866	(33,755)	19,818
PROVISION (BENEFIT) FOR INCOME TAXES	(7,230)	2,200	(11,814)	7,432

NET INCOME (LOSS)	$(13,428)	$3,666	$(21,941)	$12,386

COMPREHENSIVE INCOME (LOSS)	$(13,428)	$3,666	$(21,941)	$12,386

NET INCOME (LOSS) PER SHARE, BASIC	$(0.45)	$0.12	$(0.74)	$0.41

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.45)	$0.12	$(0.74)	$0.39

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	29,608,362	30,351,080	29,591,762	30,236,446

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	29,608,362	31,691,653	29,591,762	31,648,146

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Six Months Ended
	August 2, 2003	August 3, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,941)	$12,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,340	10,302
Loss on disposal of equipment and leasehold improvements	301	316
Stock compensation	677	—
Changes in operating assets and liabilities:
Income tax receivable	(4,077)	—
Other receivables	1,055	(2,389)
Merchandise inventories	(16,771)	(10,999)
Prepaid expenses	8,248	(2,274)
Other assets	167	(35)
Accounts payable and accrued liabilities	25,370	4,878
Income taxes payable	—	(3,834)
Deferred rent	342	57
Other long-term liabilities	214	383

Net cash provided by operating activities	6,925	8,791
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(10,998)	(29,503)
Investment in marketable securities	(16,122)	(43,211)
Proceeds from sale of marketable securities	16,585	54,448

Net cash (used in) investing activities	(10,535)	(18,266)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(854)	—
Proceeds from issuance of stock	1,030	4,154

Net cash provided by financing activities	176	4,154

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,434)	(5,321)
CASH AND CASH EQUIVALENTS, beginning of period	21,969	34,345

CASH AND CASH EQUIVALENTS, end of period	$18,535	$29,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest—credit facility	$8	$15
Income taxes, net	$—	$12,659

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the quarter ended August 2, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of The Wet Seal, Inc. (the Company) for the year ended February 1, 2003.

New Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Company believes the adoption of FIN 46 will have no impact on its results of operations or financial position, as the Company has no interests in variable interest entities.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Quarter Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Stock Volatility	70.17%	70.85%	70.17%	70.85%
Risk-Free Interest Rate	3.37%	3.02%	3.37%	3.02%
Expected Life of Option following vesting (in months)	60	60	60	60

The Company’s calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards, net income (loss) (in thousands) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

	Quarter Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net Income (loss):
As reported	(13,428)	3,666	(21,941)	12,386
Pro forma	(14,882)	1,966	(25,002)	8,940
Net Income (loss)
Per Share, Basic:
As reported	$(0.45)	$0.12	$(0.74)	$0.41
Pro forma	$(0.50)	$0.06	$(0.84)	$0.30
Net Income (loss)
Per Share, Diluted:
As reported	$(0.45)	$0.12	$(0.74)	$0.39
Pro forma	$(0.50)	$0.06	$(0.84)	$0.30

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

The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios. In addition, the credit arrangement requires that the bank approve the payment of dividends and restricts the level of capital expenditures. At August 2, 2003, the Company was in compliance with these covenants and the Company had no borrowings outstanding under the credit arrangement. There were $18.1 million in open letters of credit related to imported inventory orders as well as standby letters of credit totaling $0.9 million, yielding availability under the line of credit of $31.0 million, as of August 2, 2003.

NOTE 3—Net Income (Loss) Per Share:

Net income (loss) per share, basic, is computed based on the weighted average number of shares of Class A and Class B common stock outstanding for the period.

Net income (loss) per share, diluted, is computed based on the weighted average number of shares of Class A and Class B common stock and potentially dilutive common stock equivalents outstanding for the period. Stock options were not included in the computation of diluted net loss per share for the quarter and six months ended August 2, 2003, because to do so would have been antidilutive.

A reconciliation of the numerators and denominators used in basic and diluted net income (loss) per share is as follows:

(In thousands, except share and per share data)	Quarter Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net income (loss)	$(13,428)	$3,666	$(21,941)	$12,386

Weighted average Number of common shares:
Basic	29,608,362	30,351,080	29,591,762	30,236,446
Effect of dilutive Securities—stock Options	—	1,340,573	—	1,411,700

Diluted	29,608,362	31,691,653	29,591,762	31,648,146

Net income (loss) per share:
Basic	$(0.45)	$0.12	$(0.74)	$0.41
Effect of dilutive Securities—stock Options	—	—	—	0.02

Diluted	$(0.45)	$0.12	$(0.74)	$0.39

NOTE 4—Treasury Stock:

On October 1, 2002, the Company’s Board of Directors authorized the repurchase of up to 5,400,000 of the outstanding common stock of the Company’s Class A Common shares. This amount includes the remaining shares previously authorized for repurchase by the Company’s Board of Directors. All shares repurchased under this plan will be retired as authorized by the Company’s Board of Directors. During fiscal 2002, the Company repurchased 947,400 shares for $8.2 million and retired these shares. An additional 124,500 shares were repurchased for $0.9 million in the first quarter of fiscal 2003 and these shares were retired. As of August 2, 2003, there were 4,328,100 shares remaining that are authorized for repurchase.

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated condensed financial statements and the notes thereto.

We are one of the largest national mall-based specialty retailers focusing primarily on young women’s apparel and accessories. We currently operate 622 retail stores in 47 states, Washington D.C. and Puerto Rico. Of the 622 stores, 467 are Wet Seal stores, 20 are Contempo Casuals stores, 104 are Arden B. stores and 31 are Zutopia stores. We opened 65 stores and closed 31 stores during the period from August 3, 2002 to August 2, 2003.

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

Current Trends and Outlook

We reported a comparable store sales decline of 19.8% for the second quarter, with sequential month-over-month improvement in sales trends during the quarter. The results reflect an improvement in transaction count and units sold per customer transaction, which supports our belief that the Wet Seal chain has a loyal customer base that is returning to our stores as we continue to make improvements to our merchandise mix. The “bottoms” business improved with the re-launch of the Blue Asphalt private label denim line in the last two weeks of the quarter, complemented by sales trend improvement with active-wear and track jackets. These sales improvements were tempered by slow sales in our “tops” business. Meanwhile, we believe that the Arden B. business has been repositioned and returned to a more sophisticated offering, with a good response to newly introduced lines that include boucle, twill and cashmere. Zutopia’s business continues to produce comparable store sales declines in a very price sensitive environment.

Despite the trend improvement in transaction count and units sold per transaction, there was continued deterioration in the average retail price per item sold, the “average unit retail.” The reduction in the average unit retail is largely the result of aggressive markdowns taken on late spring and early summer merchandise, as well as price reductions on selected merchandise. The aggressive markdowns reflect our continued efforts to maintain careful control over the “freshness” of our inventory as we manage our business during a period of negative comparable store sales trends.

Although we have seen only modest improvements in comparable store sales as we progress into the third quarter, we continue to focus on streamlining operations and capturing additional savings to bring our cost structure in line with current sales.

We are encouraged by the rebuilding strategy under the stewardship of our new chief executive officer and the appointment of several key executives who are expected to help us move the business forward. We believe that the appointment of our new Senior Vice President-Creative Director will positively influence the fashion direction of the Wet Seal business as he becomes involved in product design and development as well as with the stores’ visual presentation and the Company’s marketing strategy.

Results of Operations

The quarter ended August 2, 2003 compared to the quarter ended August 3, 2002.

Sales for the quarter ended August 2, 2003 were $126.0 million compared to sales for the prior year second quarter of $146.2 million, a decrease of $20.2 million or 13.8%. The decrease in sales was due to a comparable store sales decline of 19.8% for the quarter, partially offset by a net increase of 34 stores compared to the second quarter in the prior year. In the same quarter last year comparable store sales increased 1.6%. We experienced improved sequential monthly comparable store sales trends during the quarter, reflecting an improvement in transaction count and in units sold per customer transaction, offset by a decline in the retail price of the average unit sold.

The cost of sales (including buying, merchandise planning, distribution and occupancy costs) was $107.7 million for the quarter compared to $101.9 million for the same quarter last year, an increase of $5.8 million or 5.7%. As a percentage of sales, cost of sales was 85.5% for the second quarter this year compared to 69.7% for the same quarter last year, an increase of 15.8%. More than half of the increase in cost of sales as a percentage of sales was due to the loss of leverage for occupancy, buying and merchandise planning costs as a result of lower sales. The remainder came from aggressive mark-downs taken during the quarter to clear out late spring and early summer merchandise. There was also a decrease in the initial mark-up, reflecting efforts to improve the price/value relationship in our pricing structure for selected items.

Selling, general and administrative expenses (SG&A) were $39.4 million for the second quarter compared to $39.3 million for the second quarter last year, an increase of $0.1 million. As a percentage of sales, SG&A expenses were 31.2% for the quarter this year compared to 26.9% for the same quarter last year, an increase of 4.3%. While store payroll as a percentage of sales contributed more than half of the 4.3% increase, there were actually less payroll dollars spent per store during the second quarter of this year than in the second quarter of last year, with the increase as a percentage of sales over last year reflecting both the deleverage caused by lower sales as well as the greater number of stores open this year. SG&A costs also increased as a result of investments made over the past year in upgrading our field management. These additional costs were offset by lower advertising expenditures and central office payroll. Additionally, the freight cost per unit to deliver merchandise to the stores declined approximately 9% from the second quarter of last year.

Interest income, net, was $0.4 million for the second quarter compared to $0.9 million for the second quarter last year, a decrease of $0.5 million. This decrease was due to a reduction in the invested balance compared to the same period in the prior year as well as to a reduction in market interest rates on the invested balance.

The income tax provision reflected a $7.2 million benefit for the quarter ended August 2, 2003 compared to a $2.2 million charge for the quarter ended August 3, 2002. The effective income tax rate for the second quarter of this year was 35.0%, compared to the 37.5% rate of the prior year second quarter. The year-over-year reduction in the effective tax rate reflects an expectation that tax exempt interest income and charitable deductions of inventory will be a higher proportion of full year net income or loss than similar expectations at the end of the second quarter last year.

Based on the factors noted above, the net loss was $13.4 million or $0.45 per diluted share for the quarter ended August 2, 2003 compared to net income of $3.7 million or $0.12 per diluted share for the quarter ended August 3, 2002, a decrease of $17.1 million. This represents a net loss of 10.7% of sales for the second quarter this year compared to a net income of 2.5% of sales for the same quarter last year.

The six months ended August 2, 2003 compared to the six months ended August 3, 2002.

Sales for the six months ended August 2, 2003 were $249.7 million compared to sales for the prior year six months of $302.8 million, a decrease of $53.1 million or 17.5%. The decrease in sales was due to the comparable store sales decline of 22.8% for the six months, partially offset by a net increase of 34 stores. In the same six months last year comparable store sales increased 4.9%. We have experienced a slow, but progressive, comparable store sales trend improvement from the first quarter decrease of 25.5% to the second quarter decrease of 19.8%.

The cost of sales (including buying, merchandise planning, distribution and occupancy costs) was $206.6 million for the six months ended August 2, 2003 compared to $206.0 million for the same six months of last year, an increase of $0.6 million or 0.3%. As a percentage of sales, cost of sales was 82.8% for the six months this year compared to 68.0% for the same six months last year, an increase of 14.8%. The increase in cost of sales as a percentage of sales was impacted by two key factors: the loss of leverage for occupancy, buying and merchandise planning costs as a result of lower sales, and the significantly higher mark-down activity this year, reflecting continuing efforts to clear slow-moving inventory during a period of significant negative comparable store sales. Distribution center costs decreased in dollar terms and remained basically flat as a percentage of sales, reflecting gains in efficiency over the prior year which helped offset what could otherwise have been a higher percent of sales due to the fixed cost component of the distribution center costs.

SG&A expenses were $77.6 million for the six months ended August 2, 2003, compared to $78.9 million for the same six months last year, a decrease of $1.3 million. As a percentage of sales, SG&A expenses were 31.1% for the six months this year compared to 26.0% for the same six months last year, an increase of 5.1%. Store payroll as a percentage of sales contributed 3.1% of the 5.1% increase. Similar to this year’s second quarter results, there were actually less payroll dollars spent per store during the first six months of this year than in the first six months of last year. This year’s increase as a percent of sales reflects the deleverage caused by same store sales declines as well as a greater number of stores open this year. The overall reduction in selling dollars spent in the first six months of this year reflects the scaling back of advertising expenditures and lower merchandise delivery costs, slightly offset by an increase in expenses related to field management positions. Dollar savings in general and administrative expenses were due to a substantial reduction this year in accrued bonus expense as well as payroll savings resulting from the temporary CEO vacancy and the elimination of a number of other key administrative positions.

Interest income, net, was $0.8 million for the six months ended August 2, 2003, compared to $1.9 million for the same six months last year, a decrease of $1.1 million. This decrease was due to a reduction in market interest rates on the invested balance, as well as to a reduction in the invested balance compared to the same period in the prior year.

The income tax provision reflected an $11.8 million benefit for the six months ended August 2, 2003 compared to a $7.4 million charge for the six months ended August 3, 2002. The effective income tax rate for the six months of this year was 35.0%, compared to the 37.5% running rate of the prior year six months. The year-over-year reduction in the effective tax rate reflects an expectation that tax exempt interest income and charitable deductions of inventory will be a higher proportion of full year net income or loss than similar expectations at the end of the second quarter last year.

Based on the factors noted above, the net loss was $21.9 million or $0.74 per diluted share for the six months ended August 2, 2003 compared to net income of $12.4 million or $0.39 per diluted share for the six months ended August 3, 2002, a decrease of $34.3 million. This represents a net loss of 8.8% of sales for the six months this year compared to a net income of 4.1% of sales for the same six months last year.

Liquidity and Capital Resources

Working capital at August 2, 2003 was $56.5 million compared to $64.5 million at February 1, 2003, a decrease of $8.0 million. This decrease in working capital was primarily due to an increase in merchandise payables, net of an increase in inventory, and a reduction in prepaid expenses, partially offset by an increase in short-term investments and the income tax receivable.

Net cash provided by operating activities for the first six months of fiscal 2003 was $6.9 million, compared to $8.8 million in the first six months of last year. The $1.9 million decrease reflects a $34.3 million decrease in earnings compared to the six months of the prior year, offset by a number of items. These offsets include an increase of nearly $3.1 million in non-cash depreciation and amortization expense, a reduction in prepaid rents due to the timing of the rent check distribution, and a $21.2 million increase in payables, reflecting the timing of large inventory receipts near the end of the quarter.

The cash and investment balance at the end of the quarter was $89.9 million, $4.9 million less than it was at February 1, 2003. This reflects the decline in sales over the last six months and expenditures for capital improvements.

Capital improvements totaled $11.0 million during the first six months of this year, compared to $29.5 million during the same period in the prior year. The investment of $11.0 million reflects costs for the 26 new stores and 17 remodels completed during the first two quarters of the year, as well as remodels and new stores under construction for third quarter openings. We expect capital improvements for the remainder of fiscal 2003 to be no more than $4 million.

In September 1998, our Board of Directors authorized the repurchase of up to 20% of the outstanding shares of our Class A common stock. From this authorized plan, 3,077,100 shares (split adjusted) were repurchased at a cost of $20.3 million. These repurchased shares were reflected as Treasury Stock in our consolidated balance sheets, until they were retired on December 2, 2002, as authorized by the Board of Directors. On October 1, 2002, our Board of Directors authorized the repurchase of up to 5.4 million shares of our outstanding Class A common stock. This amount included the remaining shares previously authorized for repurchase by the Board of Directors. During fiscal 2002, the Company repurchased 947,400 shares for $8.2 million and retired these shares. An additional 124,500 shares were repurchased for $0.9 million in the first quarter of fiscal 2003 and these shares were also retired. As of August 2, 2003, there were 4,328,100 shares remaining that are authorized for repurchase.

We have a revolving line-of-credit arrangement with Bank of America, N.A. under which we may borrow up to a maximum of $50 million on a revolving basis through July 1, 2004. At August 2, 2003, there were no outstanding borrowings under the credit arrangement. There were $18.1 million in open letters of credit related to imported inventory orders as well as standby letters of credit totaling $0.9 million. As of August 2, 2003, we were in compliance with all financial covenants of the credit arrangement. We invest our excess funds in short-term investment grade money market funds, investment grade municipal and commercial paper and U.S. Treasury and agency obligations. Assets listed as long-term investments on our balance sheet consist of high credit quality municipal and corporate bonds with maturities extending no further than three years out.

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

Commitments and Contingencies

Our principal contractual obligations consist of minimum annual rental commitments under non-cancelable leases for our stores, our corporate office, warehouse facility, automobiles, computer equipment and copiers. At August 2, 2003, our contractual obligations under these leases were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases	$462,500	$70,600	$186,600	$97,700	$107,600

Our principal commercial commitments consist of open letters of credit, related primarily to imported inventory orders, secured by our revolving line-of-credit arrangement. At August 2, 2003, our contractual commercial commitments under these letters of credit arrangements were as follows (in thousands):

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Lines of credit	$19,000	$19,000	—	—	—

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

Statement Regarding Forward-Looking Disclosure

Certain sections in this Quarterly Report on Form 10-Q, including the preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events.

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

New Accounting Pronouncements

In November 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our consolidated results of operations, financial position or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

Incurred in a Restructuring). “SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation did not have a material impact on our results of operations or financial position.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. We believe the adoption of FIN 46 will have no impact on our results of operations or financial position, as we have no interests in variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a significant impact on our results of operations, financial position or cash flows.

Item 3— Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under our credit facility, we would be exposed to market risk related to changes in interest rates. At August 2, 2003, no borrowings were outstanding under our credit facility. We are not a party to any derivative financial instruments. However, we are exposed to market risk related to changes in interest rates on this investment grade interest-bearing securities which we invest. If there are changes in interest rates, those changes would affect the investment income we earn on those investments.

Item 4— Controls and Procedures

Disclosure Controls and Internal Controls

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under Exchange Act) (“Disclosure Controls”) are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting (“Internal Controls”) is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal Controls also include policies and procedures that:

1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;

2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and

3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our Disclosure Controls or Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Not withstanding the foregoing limitations, we believe that our Disclosure Controls and Internal Controls provide reasonable assurances that the objectives of our control system are met.

Quarterly evaluation of the Company’s Disclosure Controls

As of August 2, 2003, the last day of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, subject to the limitations noted above, that:

•	the design and operation of our Disclosure Controls were effective to ensure that material information related to our company which is required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 2—Changes in Securities. Not Applicable

Item 3—Defaults Upon Senior Securities. Not Applicable

Item 4—Submission of Matters to a Vote of Security Holders.

We held our most recent Annual Meeting on May 29, 2003. Following is a brief description of the proposal voted upon at the meeting and the tabulation of the voting therefore:

Proposal—Election of Directors.

	Number of Votes
Nominee	For	Withheld	Broker Non-Votes

1. George H. Benter, Jr.	32,659,871	630,284	0

2. Barry J. Entous	32,659,871	630,284	0

3. Stephen Gross	32,956,505	333,650	0

4. Walter F. Loeb	32,956,505	333,650	0

5. Wilfred Posluns	32,659,871	630,284	0

6. Alan Siegel	32,659,871	630,284	0

7. Irving Teitelbaum	27,456,654	5,833,501	0

Item 5—Other Information. Not Applicable

Item 6 (a)—Exhibits.

10.1	Settlement Agreement, dated August 8, 2003 between the Company and Kathy Bronstein

10.2	Employment Agreement, dated August 25, 2003 between the Company and Allan D. Haims

31.1	Certification of the Chief Executive Officer

filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results

Item 6 (b)—Reports on Form 8-K.

On May 12, 2003, we filed a current report on Form 8-K reporting that we issued a press release regarding net sales for the four-week and thirteen-week periods ended May 3, 2003. We also announced a range for expected financial results for the first quarter of fiscal 2003 as well as plans to release final first quarter earnings results on May 22, 2003.

On May 23, 2003, we filed a current report on Form 8-K reporting final financial results for the first quarter of fiscal 2003.

On May 30, 2003, we filed a current report on Form 8-K reporting that we issued a press release announcing the appointment of Peter Whitford as Chief Executive Officer of our Company.

On July 11, 2003, we filed a current report on Form 8-K reporting that we issued a press release regarding net sales for the five-week period ended July 5, 2003. We also announced a range for expected financial results for the second quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WET SEAL, INC. (Registrant)

Date:	September 12, 2003	/s/ PETER D. WHITFORD
Peter D. Whitford Chief Executive Officer (Principal Executive Officer)

Date:	September 12, 2003	/s/ WILLIAM B. LANGSDORF
William B. Langsdorf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)