Form 10-Q
period 2003-11-01
WET SEAL INC
filed 2003-12-15
CIK 863456

THE UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended November 1, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of HR Exchange Act)    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, par value $.10 per share, at December 9, 2003 was 25,530,528 and 4,502,833, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at December 9, 2003.

THE WET SEAL, INC.

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated condensed balance sheets (unaudited) as of November 1, 2003 and February 1, 2003	3-4

	Consolidated condensed statements of operations and comprehensive income (loss) (unaudited) for the quarter and nine months ended November 1, 2003 and November 2, 2002	5

	Consolidated condensed statements of cash flows (unaudited) for the nine months ended November 1, 2003 and November 2, 2002	6

	Notes to consolidated condensed financial statements (unaudited)	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23-25

PART II.	OTHER INFORMATION	26-27

SIGNATURE PAGE		28

EXHIBIT 31.1		29-30

EXHIBIT 31.2		31-32

EXHIBIT 32.1		33

EXHIBIT 32.2		34

EXHIBIT 99.1		35-42

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS)

	November 1, 2003	February 1, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,305	$21,969
Short-term investments	47,432	39,237
Income tax receivable	18,662	11,561
Other receivables	2,403	3,906
Merchandise inventories	53,356	31,967
Prepaid expenses	3,405	11,992
Deferred tax charges	2,472	2,472

Total current assets	129,035	123,104

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	132,471	127,792
Furniture, fixtures and equipment	89,953	86,062
Leasehold rights	2,350	2,350

	224,774	216,204
Less accumulated depreciation	(121,065)	(106,423)

Net equipment and leasehold improvements	103,709	109,781

LONG-TERM INVESTMENTS	20,547	33,639

OTHER ASSETS:
Deferred taxes and other assets	8,325	11,778
Goodwill	6,323	6,323

Total other assets	14,648	18,101

TOTAL ASSETS	$267,939	$284,625

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	November 1, 2003	February 1, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - merchandise	$38,994	$22,248
Accounts payable - other	10,297	13,827
Accrued liabilities	21,950	22,520

Total current liabilities	71,241	58,595

LONG-TERM LIABILITIES:
Deferred rent	9,641	9,315
Other long-term liabilities	3,192	5,392

Total long-term liabilities	12,833	14,707

Total liabilities	84,074	73,302

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding at November 1, 2003 and February 1, 2003, respectively	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 25,325,078 and 24,836,386 shares issued and outstanding at November 1, 2003 and February 1, 2003, respectively	2,533	2,484
Common Stock, Class B Convertible, $.10 par value, authorized 10,000,000 shares; 4,502,833 and 4,804,249 shares issued and outstanding at November 1, 2003 and February 1, 2003, respectively	450	480
Paid-in capital	61,027	59,036
Retained earnings	119,855	149,323

Total stockholders’ equity	183,865	211,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$267,939	$284,625

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Quarter Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
SALES	$136,133	$144,538	$385,787	$447,316

COST OF SALES (including buying, merchandise planning, distribution and occupancy costs)	107,657	104,797	314,289	310,796

GROSS MARGIN	28,476	39,741	71,498	136,520

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	40,420	44,427	118,022	123,291

OPERATING INCOME (LOSS)	(11,944)	(4,686)	(46,524)	13,229

INTEREST INCOME, NET	364	688	1,189	2,591

INCOME (LOSS) BEFORE INCOME TAXES	(11,580)	(3,998)	(45,335)	15,820

PROVISION (BENEFIT) FOR INCOME TAXES	(4,053)	(1,499)	(15,867)	5,933

NET INCOME (LOSS)	$(7,527)	$(2,499)	$(29,468)	$9,887

COMPREHENSIVE INCOME (LOSS)	$(7,527)	$(2,499)	$(29,468)	$9,887

NET INCOME (LOSS) PER SHARE, BASIC	$(0.25)	$(0.08)	$(0.99)	$0.33

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.25)	$(0.08)	$(0.99)	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	29,770,915	30,147,834	29,651,479	30,206,909

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	29,770,915	30,147,834	29,651,479	31,344,273

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended
	November 1, 2003	November 2, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,468)	$9,887
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,728	16,207
Loss on disposal of equipment and leasehold improvements	467	587
Stock compensation	806	—
Changes in operating assets and liabilities:
Income tax receivable	(7,101)	—
Other receivables	1,503	(3,987)
Merchandise inventories	(21,389)	(16,096)
Prepaid expenses	8,587	(3,733)
Other assets	3,453	(406)
Accounts payable and accrued liabilities	12,646	2,652
Income taxes payable	—	(3,834)
Deferred rent	326	103
Other long-term liabilities	(2,200)	574

Net cash provided by (used in) operating activities	(12,642)	1,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(12,662)	(36,237)
Investment in marketable securities	(16,122)	(52,982)
Proceeds from sale of marketable securities	19,558	65,248

Net cash used in investing activities	(9,226)	(23,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	9,830	—
Repayments of line of credit borrowings	(9,830)	—
Purchase of treasury stock	(854)	(8,215)
Proceeds from issuance of stock	2,058	4,416

Net cash provided by (used in) financing activities	1,204	(3,799)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,664)	(25,816)

CASH AND CASH EQUIVALENTS, beginning of period	21,969	34,345

CASH AND CASH EQUIVALENTS, end of period	$1,305	$8,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - credit facility	$14	$15
Income taxes, net	$—	$12,900

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation and significant accounting policies:

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the quarter ended November 1, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of The Wet Seal, Inc. (the Company) for the year ended February 1, 2003.

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

In November 2002, the FASB issued FASB Interpretation No.(FIN) 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its results of operations, financial position or cash flows.

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

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Quarter Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Stock Volatility	69.16%	70.85%	69.16%	70.85%
Risk-Free Interest Rate	3.27%	3.02%	3.27%	3.02%
Expected Life of Option following vesting (in months)	60	60	60	60

The Company’s calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards, net income (loss) (in thousands) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

	Quarter Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net Income (loss):
As reported	$(7,527)	$(2,499)	$(29,468)	$9,887
Expense determined under fair value approach	(540)	(1,691)	(3,604)	(5,137)

Pro forma	$(8,067)	$(4,190)	$(33,072)	$4,750

Net Income (loss)
Per Share, Basic:
As reported	$(0.25)	$(0.08)	$(0.99)	$0.33
Expense determined under fair value approach	(0.02)	(0.05)	(0.13)	(0.20)

Pro forma	$(0.27)	$(0.14)	$(1.12)	$0.16

Net Income (loss)
Per Share, Diluted:
As reported	$(0.25)	$(0.08)	$(0.99)	$0.32
Expense determined under fair value approach	(0.02)	(0.05)	(0.13)	(0.16)

Pro forma	$(0.27)	$(0.14)	$(1.12)	$0.16

The above pro forma adjustments may not be indicative of future period pro forma adjustments.

NOTE 2 - Revolving Credit Arrangement:

Under an amended secured revolving line-of-credit arrangement with Bank of America, N.A., the Company may borrow up to a maximum of $50.0 million on a revolving basis through July 1, 2004. The cash borrowings under the arrangement bear interest at the bank’s prime rate or, at the Company’s option, LIBOR plus 1.5%.

The credit arrangement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios. In addition, the credit arrangement requires that the bank approve the payment of dividends and restricts the level of capital expenditures. At November 1, 2003, the Company was in compliance with these covenants and the Company had no borrowings outstanding under the credit arrangement. There were $18.6 million in open letters of credit related to imported inventory orders as well as standby letters of credit totaling $0.9 million, yielding availability under the line of credit of $30.5 million, as of November 1, 2003.

NOTE 3 – Net Income (Loss) Per Share:

Net income (loss) per share, basic, is computed based on the weighted average number of shares of Class A and Class B common stock outstanding for the period.

Net income (loss) per share, diluted, is computed based on the weighted average number of shares of Class A and Class B common stock and potentially dilutive common stock equivalents outstanding for the period. Stock options were not included in the computation of diluted net loss per share for the quarter and nine months ended November 1, 2003, because to do so would have been antidilutive.

A reconciliation of the numerators and denominators used in basic and diluted net income (loss) per share is as follows:

(In thousands, except share and per share data)	Quarter Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net income (loss)	$(7,527)	$(2,499)	$(29,468)	$9,887

Weighted average Number of common shares:
Basic	29,770,915	30,147,834	29,651,479	30,206,909
Effect of dilutive Securities – stock options	—	—	—	1,137,364

Diluted	29,770,915	30,147,834	29,651,479	31,344,273

Net income (loss) per Share:
Basic	$(0.25)	$(0.08)	$(0.99)	$0.33
Effect of dilutive Securities – stock options	—	—	—	0.01

Diluted	$(0.25)	$(0.08)	$(0.99)	$0.32

NOTE 4 – Treasury Stock:

On October 1, 2002, the Company’s Board of Directors authorized the repurchase of up to 5,400,000 of the outstanding common stock of the Company’s Class A Common shares. This amount includes the remaining shares previously authorized for repurchase by the Company’s Board of Directors. All shares repurchased under this plan will be retired as authorized by the Company’s Board of Directors. During fiscal 2002, the Company repurchased 947,400 shares for $8.2 million and retired these shares. An additional 124,500 shares were repurchased for $0.9 million in the first quarter of fiscal 2003 and these shares were retired. As of November 1, 2003, there were 4,328,100 shares remaining that are authorized for repurchase.

NOTE 5 – Litigation:

The Company has been served with a lawsuit by previously employed store managers alleging non-exempt status under California state labor laws. The case is currently scheduled for non-binding mediation in January 2004.

From time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. The Company’s management believes that, in the event of a settlement or an adverse judgment of any of the pending litigations, the Company is adequately covered by insurance. As of November 1, 2003, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated condensed financial statements and the notes thereto.

We are one of the largest national mall-based specialty retailers focusing primarily on young women’s apparel and accessories. We currently operate 622 retail stores in 47 states, Washington D.C. and Puerto Rico. Of the 622 stores, 466 are Wet Seal stores, 19 are Contempo Casuals stores, 106 are Arden B. stores and 31 are Zutopia stores. We opened 41 stores and closed 30 stores during the period from November 2, 2002 to November 1, 2003.

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

Merchandise inventories are stated at the lower of cost (first in, first out) or market. Cost is calculated using the retail inventory method. The retail inventory method is used to estimate the ending inventory at cost by employing a cost to retail (selling price) ratio. The ending inventory is first determined at selling price and then converted to cost. Purchases, sales, net markdowns (less mark-ups), charitable donations of merchandise, discounts and estimated shrink are considered in arriving at the cost to retail ratio. Inventories include items that have been marked down to management’s best estimate of their fair market value. Management’s decision to mark down merchandise is based on maintaining the freshness of our product offering. Markdowns are taken regularly to effect the rapid sale of slow moving inventory and to make room for new merchandise arriving daily to the stores.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, respectively, included in our Annual Report for the fiscal year ended February 1, 2003.

Current Trends and Outlook

We reported a comparable store sales decline of 10.2% for the third quarter, but are encouraged by the sequential quarterly sales trend improvement this year.

For the Wet Seal division, the third quarter results reflect continued improvement in the “bottoms” business, complemented by other well-positioned items such as sweaters, track jackets and corduroy. The relative strength in these areas was tempered by continued weakness in the “tops” business.

The Arden B. division achieved positive same store sales growth in all three months of the third quarter. We believe that these results reflect, in part, the refocusing on the target customer with a more sophisticated offering. We are seeing strong sales in coats, outerwear and cashmere sweaters. Arden B. has also delivered a fresh new gift-giving assortment of handbags and accessories that is adding to the complete wardrobe of their target customer.

The gradual month-to-month improvement in our comparable store sales trends that we experienced during the third quarter has continued into November. November’s comparable store sales declined 6.7% compared to a decline of 9.7% in the prior year. Arden B. remains the strongest performer with the Wet seal division continuing their trend improvement.

Results of Operations:

The quarter ended November 1, 2003 as compared to the quarter ended November 2, 2002.

Sales for the quarter ended November 1, 2003 were $136.1 million compared to sales for the prior year third quarter of $144.5 million, a decrease of $8.4 million or 5.8%. The decrease in sales was due to the comparable store sales decline of 10.2% for the quarter, partially offset by a net increase of 22 equivalent stores compared to the third quarter in the prior year. In the same quarter last year, comparable store sales decreased 9.6%.

Net Sales for the third quarter of this year reflect an increase in transaction counts compared to last year’s third quarter. However, this increase was more than offset by deterioration in the initial markup (IMU) after allowances, as well as aggressive markdowns on back to school merchandise. The negative IMU trend was driven by the Wet Seal chain, which led to a lower average transaction value for the Company as a whole.

The cost of sales (including buying, merchandise planning/allocation, distribution and occupancy costs) was $107.7 million for the quarter compared to $104.8 million for the same quarter last year, an increase of $2.9 million or 2.8%. As a percentage of sales, the cost of sales was 79.1% for the third quarter this year compared to 72.5% for the same quarter last year, an increase of 6.6%. The increase in cost of sales as a percentage of sales was the result of several factors. The initial mark-up decreased, contributing to a drop in the cumulative mark-on over the prior year’s third quarter, which translated into more merchandise cost for the quarter. Markdowns continued to be heavy this quarter to clear out pockets of aging goods at the Wet Seal division. The cost of sales as a percentage of sales was also significantly impacted by the loss of leverage for occupancy, buying, and merchandise planning/allocation costs as a result of lower sales.

Selling, general and administrative expenses (“SG&A”) were $40.4 million for the third quarter compared to $44.4 million for the third quarter last year, a decrease of $4.0 million. As a percentage of sales, SG&A expenses were 29.7% for the quarter this year compared to 30.7% for the same quarter last year, a decrease of 1.0%. While store payroll as a percentage of sales increased, there were actually less payroll dollars spent per store during the third quarter of this year than in the third quarter of last year due to the tightening of store payroll hours in concert with lower sales per store. The SG&A costs as a percentage of sales decreased primarily due to not distributing a catalog this year, lower advertising expenditures, and lower merchandise delivery costs in this year’s third quarter compared to the same quarter of last year. Additionally, there were lower employee benefit costs associated with reductions in retirement plan costs and in accrued bonus expenses compared to last year.

Interest income, net, was $0.4 million for the third quarter compared to $0.7 million for the third quarter of last year. This decline was due to a lower invested balance compared to the same period in the prior year as well as to a reduction in market interest rates on the invested balance.

There was an income tax benefit of $4.1 million for the quarter ended November 1, 2003 compared to a $1.5 million benefit for the quarter ended November 2, 2002. The effective income tax rate for the third quarter of 35.0% has been in effect since the end of the last fiscal year.

Based on the factors noted above, the net loss was $7.5 million or $0.25 per share for the quarter ended November 1, 2003 compared to a net loss of $2.5 million or $0.08 per share for the quarter ended November 2, 2002, a decrease of $5.0 million. This is a net loss of 5.5% of sales for the third quarter this year compared to a net loss of 1.7% of sales for the same quarter last year.

The nine months ended November 1, 2003 as compared to the nine months ended November 2, 2002.

Sales for the nine months ended November 1, 2003 were $385.8 million compared to sales for the prior year nine months of $447.3 million, a decrease of $61.5 million or 13.8%. The decrease in sales was due to the comparable store sales decline of 18.7% for the nine months, partially offset by a net increase of 24 equivalent stores over the same nine months last year. This compares to a comparable store sales decrease of 0.2% last year.

The cost of sales (including buying, merchandise planning/allocation, distribution and occupancy costs) was $314.3 million for the nine months compared to $310.8 million for the same nine months last year, an increase of $3.5 million or 1.1%. As a percentage of sales, cost of sales was 81.5% for the nine months this year compared to 69.5% for the same nine months last year, a 12.0% increase. This increase was driven by the loss of leverage for occupancy, buying and merchandise planning/allocation costs due to lower sales per store and the significant increase in markdowns over the prior year in our continued efforts to clear slow-moving merchandise. The drop in the initial mark-up compared to the nine month period last year was primarily due to a drop in the initial mark-up at the Wet Seal division in the third quarter. The increase in cost of sales was partially offset by a decrease in distribution center costs, reflecting greater efficiencies developed over the past year.

Selling, general and administrative expenses (“SG&A”) were $118.0 million for the nine months compared to $123.3 million for the nine months last year, a decrease of $5.3 million. As a result, SG&A expenses were 30.6% of sales for the nine months this year compared to 27.6% of sales for the same nine months last year, an increase of 3.0%. Store payroll as a percentage of sales contributed 2.3% of the 3.0% increase, again a reflection of sales de-leverage over the nine months of this year, as stores could only reduce payroll to threshold minimal staffing levels. However, there were major savings in SG&A versus last year for the nine months of this year in catalog fulfillment costs, advertising costs, and merchandise delivery costs offset partially by higher field management expenses. Dollar savings in general and administrative expenses were due to substantial reductions in accrued bonuses and retirement plan costs. Additionally, there were payroll savings resulting from the temporary CEO vacancy and the elimination of other administrative positions.

Interest income, net, was $1.2 million for the nine months compared to $2.6 million for the same nine months of last year, a decrease of $1.4 million. This decrease was due mostly to a decrease in the invested balance compared to the same period in the prior year as well as to a reduction in market interest rates on the invested balance.

The income tax benefit of $15.9 million for the nine months ended November 1, 2003 compares to a $5.9 million provision for the nine months ended November 2, 2002, reflecting a benefit on pre-tax losses this year compared to a provision on pre-tax income year-to-date last year. The effective income tax rate for the nine months of this year was 35%, the effective rate used starting at the end of the last year.

Based upon the factors noted above, the net loss was $29.5 million, or $0.99 per diluted share for the first nine months of this year compared to net income of $9.9 million, or $0.32 per diluted share for the comparable prior year period, a decrease of $39.4 million. This represents a net loss of 7.6% of sales this year compared to a net income of 2.2% of sales last year.

Liquidity and Capital Resources

Working capital at November 1, 2003 was $57.8 million compared to $64.5 million at February 1, 2003, a decrease of $6.7 million. This decrease in working capital was primarily due to an increase in merchandise payables, net of an increase in inventory, a decrease in cash and cash equivalents, net of an increase in short-term investments, and a reduction in prepaid expenses, partially offset by an increase in the income tax receivable.

Net cash used in operating activities for the first nine months of fiscal 2003 was $12.6 million, compared to $2.0 million net cash provided by operating activities for the same period last year. The $14.6 million swing reflects the impact of the $39.4 million year-over-year negative swing in earnings, partially offset by an increase of $3.5 million in non-cash depreciation expense, a reduction of $12.2 million in prepaid expenses (composed mostly of prepaid rents due to the month-end calendar timing of the rent check distribution), and an increase of $8.2 million in merchandise payables. Offsets were an increase in merchandise inventory of $5.3 million, as well as an incremental $7.1 million income tax receivable recorded this year, reflecting losses for the first nine months of the current fiscal year.

The cash and investment balance at November 1, 2003 was $69.3 million, $25.5 million less than it was at February 1, 2003. This change resulted largely from the decline in sales and the resulting losses, and from expenditures for capital improvements.

Capital improvements totaled $12.7 million year-to-date through the third quarter, compared to $36.2 million year-to-date through the third quarter in the prior year. The expenditure of $12.7 million reflects costs for the 30 new stores and 20 remodels completed during the first nine months of the year, as well as 1 new store under construction for a fourth quarter opening. We expect capital improvements for the remainder of 2003 to be no more than $2.3 million.

In September 1998, our Board of Directors authorized the repurchase of up to 20% of the outstanding shares of our Class A common stock. From this authorized plan, 3,077,100 shares (split adjusted) were repurchased at a cost of $20.3 million. These repurchased shares were reflected as Treasury Stock in our consolidated balance sheets, until they were retired on December 2, 2002, as authorized by the Board of Directors. On October 1, 2002, our Board of Directors authorized the repurchase of up to 5.4 million shares of our outstanding Class A common stock. This amount included the remaining shares previously authorized for repurchase by the Board of Directors. During fiscal 2002, the Company repurchased 947,400 shares for $8.2 million and retired these shares. An additional 124,500 shares were repurchased for $0.9 million in the first quarter of fiscal 2003 and these shares were also retired. As of November 1, 2003, there were 4,328,100 shares remaining that are authorized for repurchase.

We have a revolving line-of-credit arrangement with Bank of America, N.A. under which we may borrow up to a maximum of $50 million on a revolving basis through July 1, 2004. At November 1, 2003, there were no outstanding borrowings under the credit arrangement. There were $18.6 million in open letters of credit related to imported inventory orders as well as standby letters of credit totaling $0.9 million. As of November 1, 2003, we were in compliance with all financial covenants of the credit arrangement. We invest our excess funds in short-term investment grade money market funds, investment grade municipal and commercial paper and U.S. Treasury and agency obligations. Assets listed as long-term investments on our balance sheet consist of high credit quality municipal and corporate bonds with maturities extending no further than three years out.

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

Commitments and Contingencies

Our principal contractual obligations consist of minimum annual rental commitments under non-cancelable leases for our stores, our corporate office, warehouse facility, automobiles, computer equipment and copiers. At November 1, 2003, our contractual obligations under these leases were as follows (in thousands):

Contractual Obligations	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases	$441,600	$69,900	$183,700	$92,800	$95,200

Our principal commercial commitments consist of open letters of credit, related primarily to imported inventory orders, secured by our revolving line-of-credit arrangement. At November 1, 2003, our contractual commercial commitments under these letters of credit arrangements were as follows (in thousands):

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Lines of credit	$19,500	$19,500	—	—	—

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

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation did not have a material impact on our results of operations or financial position.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a significant impact on our results of operations, financial position or cash flows.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At November 1, 2003, no borrowings were outstanding under our credit facility. We are not a party to any derivative financial instruments. However, we are exposed to market risk related to changes in interest rates on the investment grade interest-bearing securities in which we invest. If there are changes in interest rates, those changes would affect the investment income we earn on those investments.

Item 4 – Controls and Procedures

Disclosure Controls and Internal Controls

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) (“Disclosure Controls”) are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting (“Internal Controls”) is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal Controls also include policies and procedures that:

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

Quarterly Evaluation of the Company’s Disclosure Controls

As of November 1, 2003, the last day of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, subject to the limitations noted above, that the design and operation of our Disclosure Controls were effective to ensure that material information related to our company which is required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings.

We have been served with a lawsuit by previously employed store managers alleging non-exempt status under California state labor laws. The case is currently scheduled for non-binding mediation in January 2004.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Our management believes that, in the event of a settlement or an adverse judgment of any of the pending litigations, we are adequately covered by insurance. As of November 1, 2003 we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 2 - Changes in Securities. Not Applicable

Item 3 - Defaults Upon Senior Securities. Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5 - Other Information.

On November 20, 2003, we issued a press release to announce the resignation of William B. Langsdorf, the Company’s Chief Financial Officer, effective in January of 2004.

Item 6(a) - Exhibits.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results

Item 6(b) – Reports on Form 8-K.

On August 25, 2003, we filed a current report on Form 8-K reporting financial results for the second quarter of fiscal 2003. We also filed notes for a conference call that was held on August 21, 2003.

On October 14, 2003, we filed a current report on Form 8-K reporting that we issued a press release announcing the resignation of Walter Parks as Executive Vice President and Chief Administrative Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Wet Seal, Inc.
(Registrant)

Date: December 12, 2003	/S/ PETER D. WHITFORD
Peter D. Whitford
Chief Executive Officer (Principal Executive Officer)

Date: December 12, 2003	/S/ WILLIAM B. LANGSDORF
William B. Langsdorf
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)