Form 10-K
period 2004-01-31
WET SEAL INC
filed 2004-03-30
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates as of August 1, 2003 was approximately $281,796 based on the closing sale price of $11.24 per share as reported on the NASDAQ National Market on August 1, 2003, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all stockholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of this Form 10-K, which is incorporated by reference to the information set forth in the registrant’s proxy statement for the registrant’s 2004 annual meeting of stockholders, (iii) any stockholder that beneficially owned 10% or more of the registrant’s common stock as of such dated based solely on the filings of such persons with the Securities and Exchange Commission and (iv) any stockholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, par value $.10 per share, at March 11, 2004 was 25,606,951 and 4,502,833, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at March 11, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

PART III of this Annual Report incorporates information by reference from the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days of January 31, 2004.

PART I

Item 1.    Business

General

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers. We operate two nationwide, primarily mall-based chains of retail stores under the names “Wet Seal” (includes the remaining “Contempo Casuals” stores) and “Arden B.” We will be closing the “Zutopia” chain by the end of the first quarter or early in the second quarter of fiscal 2004. As of January 31, 2004, we operated 604 retail stores in 47 states, Puerto Rico and Washington D.C. Of the 604 stores, there were 474 locations within the Wet Seal chain, 99 were Arden B. locations and 31 were Zutopia locations. All references to “we”, “our”, “us”, and “the Company” in this Annual Report mean The Wet Seal, Inc. and it’s wholly owned subsidiaries.

Store Formats

Wet Seal.    Founded in 1962, Wet Seal targets the fashion-conscious junior customer by providing a balance of moderately priced fashionable brand name and company-developed apparel and accessories. While the Wet Seal targets fashion-forward teens of all ages, we believe that our core customer is between the ages of 17 and 19 years old. The Wet Seal stores average approximately 4,000 square feet in size. As of the fiscal 2003 year end, there were 474 stores within the Wet Seal chain, comprised of 458 Wet Seal stores and 16 Contempo Casuals stores. During fiscal 2003, we converted three of the Contempo Casuals stores to the Wet Seal name in our continued effort to build a stronger brand presence for Wet Seal. We believe that our company-developed apparel differentiates us from our competitors.

Arden B.    In the fourth quarter of fiscal 1998, we opened the first Arden B. location. Arden B. stores cater to the fashionable, sophisticated contemporary woman. With a unique mix of high quality European and custom in-house designs, Arden B. delivers a hip, sophisticated wardrobe of fashion separates and accessories for all facets of the customer’s lifestyle: everyday, wear-to-work, special occasion and casual, predominantly under the “Arden B.” brand name. The 99 Arden B. stores at of the end of fiscal 2003 averaged approximately 3,200 square feet in size.

Zutopia.    In the first quarter of fiscal 2001, we acquired the Zutopia brand name and 18 retail stores. Zutopia caters to the “tween” customer, those between the ages of 5 and 12 years old. The Zutopia concept was further expanded with the opening of 12 new stores in the fall of fiscal 2001. This concept was believed to be a natural progression to the Wet Seal concept as “tweens” develop into teenagers. One final store was opened in early fiscal 2003. In January 2004, we announced our strategic decision to close all Zutopia stores by the end of the first quarter or early in the second quarter of fiscal 2004, due to Zutopia’s poor financial results and its limited ability to become profitable in the future in a highly competitive market. The Zutopia business is treated as discontinued operations in the accompanying financial statements.

Other Formats

In 1999, we established Wet Seal online, a web-based store located at www.wetseal.com offering Wet Seal merchandise to customers over the Internet. The online store was designed as an extension of the in-store experience, and offers a wide selection of our merchandise. Our online business was expanded in August of 2002 with www.ardenb.com offering Arden B. apparel and accessories comparable to those carried in the store collections. These web-sites also provide information about our Company.

During fiscal 2002, we launched the Wet Seal catalog for the back-to-school season and again in the fourth quarter for the holiday season in an effort to further build the Wet Seal brand. However, due to relatively high costs and disappointing sales results, we did not produce or distribute a catalog during fiscal 2003, and do not plan on pursuing this type of marketing in the near future.

Except where otherwise noted, the financial information contained in this Annual Report herein represents our continuing operations, excluding the discontinued Zutopia chain.

Design, Buying and Product Development

Our experienced design and buying teams are responsible for identifying evolving fashion trends, and then developing themes to guide our merchandising strategy. Each retail concept has a separate buying team. The merchandising team for each retail concept develops fashion themes and strategies through the references of fashion services and publications, shopping the European market, shopping the appropriate domestic vendor base and through customer responses to current trends in each division. After selecting fashion themes to promote, the design and buying teams work closely with vendors to modify colors, materials and designs and create images consistent with the themes for our product offerings. Additionally, we have increased our focus on the in-house development of exclusive designs to reinforce the fashion statements of our merchandise offerings, as well as to increase the favorable perception of Wet Seal and Arden B. stores for the customer.

Sourcing and Vendor Relationships

We purchase our merchandise from both domestic and foreign vendors. Approximately 22% of our retail receipts are directly imported from foreign vendors. Although, in fiscal 2003, no single vendor provided more than 4% of our merchandise, management believes we are the largest customer of many of our smaller vendors. Quality control is monitored at the distribution points of our largest vendors and manufacturers, and all merchandise is inspected upon arrival at our Foothill Ranch, California distribution center.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier, and there are many vendors who could supply our merchandise.

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

All merchandise for retail stores is received from vendors at our Foothill Ranch, California distribution facility, where items are inspected for quality and fit and prepared for shipping to our stores. We ship all of our merchandise to our stores by common carrier. Consistent with our goal of maintaining the freshness of our product offerings, we ship new merchandise to stores daily, and markdowns are taken regularly to effect the rapid sale of slow-moving inventory. Marked-down merchandise that remains unsold is either sold to an outside clearance company or given to charity in order to move the merchandise. The fulfillment process and distribution of merchandise for the e-commerce web-site was moved to our Foothill Ranch distribution center during fiscal 2003 in order to streamline the process and reduce costs associated with the use of a third party fulfillment center.

Marketing, Advertising and Promotion

We believe that our core brands, Wet Seal and Arden B., are among our most important assets. Our ability to successfully increase brand awareness is dependent upon our ability to address the changing needs and priorities of each brand’s target customers. We continue to invest in the development of our brands through customer research, print advertising, in-store marketing and the maintenance of an internet presence.

During fiscal 2003, 2002 and 2001, we spent 1.0%, 1.5% and 1.0% respectively, of sales on marketing. We reduced our advertising expenditures for fiscal 2003 in an effort to curtail costs, given the decline in sales for the year. There was further reduction in advertising costs due to our decision to not produce and distribute a catalog during the year.

We offer a frequent shopper card in our Wet Seal and Contempo Casuals stores in order to develop an in-house loyalty program. As part of this loyalty program, sales representatives telephone selected cardholders personally to notify them of special in-store promotions, such as preferred customer sales during which cardholders receive additional incentives. Our management believes these promotions foster customer loyalty and encourage frequent visits and multiple item purchases.

In the spring of 2002, we launched Seal TV, our in-house fashion and entertainment network designed to broadcast original programming, exclusive video footage, music videos and red carpet interviews from today’s hottest music, film and television stars in Wet Seal stores nationwide.

In fiscal 2002, Wet Seal also introduced a catalog for the back-to-school season and again in November for the holiday season as a tool to further enhance brand awareness. Due to relatively high costs and disappointing sales results, we did not produce or distribute a catalog during fiscal 2003, and we do not plan on pursuing this type of marketing in the near future.

In fiscal 2003, our primary marketing focus was on in-store promotion programs for the Wet Seal division and print media for Arden B., which included publications in Vogue throughout the year. In addition, the Wet Seal division advertised key brands for back-to-school on MTV.

Information and Control Systems

Our merchandise, financial and store computer systems are fully integrated and operate using primarily Oracle technology. We have invested in a large data warehouse that provides management, buyers and planners comprehensive data that helps them identify emerging trends and manage inventories. The core merchandise system is provided by the nation’s leading retail enterprise resource planning “ERP” software company, and is frequently upgraded and enhanced to support strategic business initiatives.

All of our stores have a point-of-sale system operating on software provided by a leading provider of specialty retailing point-of-sale systems. The system features bar-coded ticket scanning, automatic price look-up and centralized credit authorizations. All stores are networked to the corporate office via a centrally managed virtual private network. In the fall of fiscal 2003, we developed and are currently installing a store portal that is integrated with the corporate merchandise ERP system to provide the stores with real-time information regarding sales, promotions, inventory and shipments, and enables more efficient communications with the corporate office.

Stores and Expansion Strategy

We make investments in the opening of new stores and the renovation of existing stores to enhance our customers’ experience.

The following table sets forth our 604 stores by state or territory as of March 11, 2004:

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	4	Louisiana	6	Ohio	23
Alaska	1	Maine	2	Oklahoma	4
Arizona	12	Maryland	13	Oregon	5
Arkansas	2	Massachusetts	17	Pennsylvania	24
California	83	Michigan	17	Rhode Island	3
Colorado	12	Minnesota	15	South Carolina	6
Connecticut	5	Mississippi	1	Tennessee	10
Delaware	2	Missouri	8	Texas	45
Florida	53	Montana	2	Utah	8
Georgia	15	Nebraska	3	Virginia	21
Hawaii	8	Nevada	7	Washington	9
Idaho	1	New Hampshire	3	West Virginia	1
Illinois	35	New Jersey	29	Wisconsin	9
Indiana	11	New Mexico	2	Washington D.C.	2
Iowa	3	New York	31	Puerto Rico	3
Kansas	6	North Carolina	13
Kentucky	7	North Dakota	2

During fiscal 2004, we intend to scale back our earlier plans to open new stores in an effort to limit capital expenditures and concentrate our efforts on our core business. However, due to commitments made early in the year, we still anticipate opening approximately 10 new stores and closing approximately 20 to 25 stores. Of the approximately 10 new stores, it is anticipated that about four will be Arden B. stores and the remainder will be Wet Seal stores. We believe that the new Wet Seal stores will average approximately 3,800 square feet and the new Arden B. stores will average approximately 2,800 square feet.

During fiscal 2004, we also plan to renovate approximately 11 stores. Of these, approximately seven will be Wet Seal stores in which completely new store frontage, flooring, wall and light fixtures and video displays will be installed. The remaining renovations will be for Arden B. stores, which will upgrade the interiors to mirror new stores in appearance.

Our strategy for geographic expansion is to establish a presence in a particular geographic region with a base of two or three well-performing stores. Once we have established two or three well-performing stores, we may continue expansion in that geographic region. When deciding whether to open a new store, we typically target regional malls as well as prime street locations in select markets. In making our selection, we evaluate, among other factors, market area, demographics, “anchor stores,” location, the volume of consumer traffic, rent payments and other costs associated with opening a store. In making our decision, management carefully considers whether the store size matches the sales potential of the store.

Our ability to expand in the future will depend, in part, on general business conditions, the demand for our merchandise, our ability to find suitable mall or other locations with acceptable sites on satisfactory terms, and continued satisfactory cash flows from existing operations. Our management does not believe there are significant geographic constraints on the locations of future stores. Our expansion plans for fiscal 2004 have been scaled back in order to concentrate on existing stores.

We may, in limited instances and to the extent we deem advisable, seek to acquire additional businesses that complement or enhance our operations. We currently have no commitments or understandings with respect to any business opportunities of this type.

Seasonal

Our business is seasonal by nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending the first week of September, historically accounting for a large percentage of sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly less than 30% of our annual sales, after adjusting for sales increases related to new stores. Our profitability depends, to a significant degree, on the sales generated during these peak periods. Any decrease in sales or margins during these periods, whether as a result of economic conditions, poor weather or other factors, could have a material adverse effect on our company.

Trademarks

Our primary trademarks and service marks are WET SEAL®, ARDEN B® (registered in the retail store services class; pending in others), CONTEMPO CASUALS®, and ZUTOPIA®, which are registered in the U.S. Trademark Office. We also use and have registered, or have applications pending for, a number of other U.S. trademarks, including, but not limited to, A. AUBREY®, ACCOMPLICE®, BLUE ASPHALT®, EVOLUTION, NOT REVOLUTION®, FORMULA X®, MEOW GENES®, SEAL™, SEAL GLAMOUR™, SEAL PUPS™, SEAL MAGAZINE™, SEAL TV™, UNCIVILIZED®, URBAN VIBE®, ARDEN B SPORT™, ENR EVOLUTION NOT REVOLUTION®, LIMBO LOUNGE®, PANTIES FOR LIFE®, SOCKS FOR LIFE®, TIGHTS FOR LIFE® and NEXT® (State of California only). In general, the registrations for these trademarks and service marks are renewable indefinitely, as long as we continue to use the marks as required by applicable trademark laws. We are not aware of any adverse claims or infringement actions relating to our trademarks or service marks.

Competition

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. We compete with specialty apparel retailers, department stores and certain other apparel retailers such as American Eagle, Banana Republic, BCBG, bebe, Charlotte Russe, Express, Forever 21, Gap, H&M, Old Navy, Pacific Sunwear, and Urban Oufitters. Many of our competitors are large national chains that have substantially greater financial, marketing and other resources than we do. While we believe we compete effectively for favorable site locations and lease terms, competition for prime locations within malls, in particular, and other locations is intense, and we cannot ensure that we will be able to obtain new locations on terms favorable to us, if at all.

Employees

As of January 31, 2004, our continuing operations had 6,656 employees, consisting of 2,508 full-time employees and 4,148 part-time employees. Full-time personnel consisted of 1,032 salaried employees and 1,476 full-time hourly employees. All part-time personnel are hourly employees. Of all employees, 6,329 were sales personnel and 327 were administrative and distribution center personnel. Personnel at all levels of store operations are provided with cash incentives based upon various individual store sales targets. The discontinued Zutopia operations as of January 31, 2004 had a total of 306 store employees.

All of our employees are non-union, and, in management’s opinion, are paid competitively with current standards in the industry. We believe that our relationship with our employees is good.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our web site, http://www.wetsealinc.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission. The content of our website is not intended to be incorporated by reference in this Annual Report.

Statement Regarding Forward Looking Disclosure and Risk Factors

Certain sections of this Annual Report on Form 10-K, including “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations or beliefs concerning future events.

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

Actual events and results may differ from those expressed in any forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in Exhibit 99.1 attached to this report and discussed elsewhere in this report. We strongly urge you to review and consider the risk factors set forth in Exhibit 99.1.

Item 2.    Properties

Our corporate headquarters is located at 26972 Burbank, Foothill Ranch, California, and has 301,408 square feet of leased office and distribution facility space, including 215,192 square feet of merchandise handling and storage mezzanine space in the distribution facility and 86,216 square feet of office space. The initial ten year term of this lease expires on December 4, 2007. The lease allows for one five-year option to extend.

We lease all of our stores. Lease terms for our stores typically are 10 years in length and generally do not contain renewal options. The leases generally provide for a fixed minimum rental and additional rental based on a percentage of sales once a minimum sales level has been reached. When a lease expires, we generally renew that lease at current market terms. However, each renewal is based upon an analysis of the individual store’s profitability and sales potential. Due to poor performance we chose to close 11 Wet Seal stores and 7 Arden B. stores when their leases expired during the fourth quarter of fiscal year 2003. At the end of fiscal 2003, we had 2,191,468 square feet of leased space for continuing operations, not including our corporate headquarters.

The following table sets forth information with respect to store openings and closings since fiscal 1999:

	Fiscal Years
	2003	2002	2001	2000	1999
Stores open at beginning of year	606	571	552	548	454
Stores acquired during period(1)	—	—	18	—	78
Stores opened during period	31	69	51	36	31
Stores closed during period	33	34	50	32	15

Stores open at end of period	604	606	571	552	548

(1)	2001: We acquired 18 Zutopia stores on March 25, 2001 from Gymboree, Inc.
1999: We acquired 78 stores on February 1, 1999 from Britches of Georgetowne, Inc.

Item 3.    Legal Proceedings

We were served with a class-action lawsuit in the Orange County Superior Court by previously employed store managers alleging non-exempt status under California state labor laws. Through non-binding mediation, we agreed to settle the litigation and pay approximately $1.3 million which has been provided for in our accompanying financial statements for fiscal 2003. Upon approval by the court and all parties, we will proceed with the process to administer the notice of settlement to class members, and determine the claims to award. We anticipate this process, including payments to the class members, will be finalized by the summer of 2004. To mitigate future related complaints, we have converted all of our California store managers to non-exempt status.

We have filed a lawsuit in the Superior Court of California to seek injunctive relief and damages against Greg Scott, previous Arden B. president, and bebe stores, inc., alleging violation of the non-compete, non-solicitation and other provisions of Mr. Scott’s employment agreement.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Our management believes that, in the event of a settlement or an adverse judgment of any of the pending litigations, we are adequately covered by insurance. As of March 11, 2004, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through solicitations of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

We have two classes of common stock: Class A and Class B. Our Class A Common Stock is listed on The NASDAQ Stock Market under the symbol “WTSLA.” As of March 11, 2004, there were 249 stockholders of record of the Class A Common Stock. The number of beneficial owners of our Class A Common Stock was estimated to be approximately 4,000. The closing price of our Class A Common Stock on March 11, 2004 was $9.03. No established public trading market exists for our Class B Common Stock. As of March 11, 2004, there were four stockholders of record of our Class B Common Stock.

The following table reflects the high and low sale prices of our Class A Common Stock as reported by NASDAQ for the last two fiscal years. Fiscal 2002 prices have been adjusted for the three-for-two stock split effective May 9, 2002.

	Fiscal 2003		Fiscal 2002
Quarter	High	Low	High	Low
First Quarter	$10.24	$6.44	$25.73	$17.17
Second Quarter	$12.88	$8.73	$24.90	$11.55
Third Quarter	$12.15	$10.00	$12.97	$8.40
Fourth Quarter	$11.62	$7.65	$12.27	$8.18

We have reinvested earnings in the business and have never paid any cash dividends to holders of our Common Stock. The declaration and payment of future dividends, which are subject to the terms and covenants contained in our bank line of credit, are at the sole discretion of the Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. Our bank line of credit does not allow us to declare or pay any dividends on any of our shares, and it does not allow us to purchase, redeem or otherwise acquire for value any of our shares, except we may pay dividends in capital stock and repurchase up to three million shares of Class A Common Stock during any year, not to exceed $40 million in value.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 31, 2004 about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under all of the Company’s existing equity compensation plans, including the Company’s 1996 Long-Term Incentive Plan, each as amended.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,462,227	$11.21	2,369,151
Equity compensation plans not approved by security holders	0	NA	NA

Total	3,462,227	$11.21	2,369,151

There were no purchases of shares of Class A Common Stock or Class B Common Stock by the Company or affiliated purchasers during the fourth quarter ended January 31, 2004.

Item 6.    Selected Financial Data

The following table of certain selected data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The data for the fiscal years ended January 31, 2004 and February 1, 2003, and the income statement for the fiscal year ended February 2, 2002 are derived from the financial statements included herein. The data (other than store, square footage and related data) for the fiscal years ended February 3, 2001 and January 29, 2000, and the balance sheet data for the fiscal year ended February 2, 2002 are derived from our consolidated financial statements for such years, which are not included herein. The selected financial data for all periods have been restated to reflect Zutopia as a discontinued operation.

Five-Year Financial Summary

(In thousands, except per share and per square foot amounts, ratios, share data and square footage data)

Fiscal Year	2003	2002	2001	2000	1999
Fiscal Year Ended	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001(1)	January 29, 2000
Operating Results
Net Sales	$517,644	$590,322	$589,885	$580,182	$524,407
Cost of sales	$420,799	$413,660	$396,867	$419,310	$380,012
Gross margin	$96,845	$176,662	$193,018	$160,872	$144,395
Selling, general and administrative expenses	$158,955	$166,818	$146,379	$134,002	$124,712
Operating income (loss)	$(62,110)	$9,844	$46,639	$26,870	$19,683
Income (loss) before provision (benefit) for income taxes	$(60,560)	$12,958	$51,766	$31,727	$23,842
Net income (loss) from continuing operations	$(38,953)	$8,417	$32,088	$19,512	$14,183
Net income (loss) from discontinued operations(5)	$(8,327)	$(4,178)	$(1,073)
Net income (loss)	$(47,280)	$4,239	$31,015	$19,512	$14,183
Per Share Data from Continuing Operations
Net income (loss), basic(2)	$(1.31)	$0.28	$1.08	$0.69	$0.51
Net income (loss), diluted(2)	$(1.31)	$0.27	$1.05	$0.68	$0.49
Weighted average shares outstanding, basic(2)	29,748,888	30,044,673	29,601,368	28,089,921	27,957,834
Weighted average shares outstanding, diluted(2)	29,748,888	31,078,549	30,514,802	28,490,192	28,830,011
Other Financial Information
Net income (loss) from continuing operations as a percentage of sales	(7.5)%	1.4%	5.4%	3.4%	2.7%
Return on average stockholders’ equity	(24.9)%	2.0%	16.7%	12.9%	11.0%
Cash and investments	$63,457	$94,845	$132,301	$108,200	$78,603
Working capital	$38,567	$64,509	$77,191	$44,213	$47,707
Ratio of current assets to current liabilities	1.7	2.1	2.0	1.7	1.8
Total assets	$237,337	$284,625	$295,717	$243,911	$213,009
Long-term debt	$—	$—	$—	$—	$—
Total stockholders’ equity	$168,943	$211,323	$207,610	$163,793	$138,233
Number of stores open at year end	604	606	571	552	548
Number of stores acquired during the year	—	—	18	—	78
Number of stores opened during the year	31	69	51	36	31
Number of stores closed during the year	33	34	50	32	15
Square footage of leased store space at year end	2,273,349	2,279,517	2,212,146	2,191,522	2,182,606
Percentage increase (decrease) in leased square footage	(0.3)%	3.0%	0.9%	0.4%	18.1%
Average sales per square foot of leased space(3)	$228	$267	$269	$256	$247
Average sales per store(3)	$861	$1,027	$1,043	$1,020	$988
Comparable store sales continuing operations increase (decrease)(5)	(16.4)%	(5.5)%	4.7%	3.9%	(9.8)%

1)	Fiscal 2000 consisted of 53 weeks.
2)	Per share data, net income (loss) per share and the weighted average shares have been adjusted to account for the three-for-two stock split effected as of July 24, 2001 and subsequent three-for-two split on May 9, 2002.
3)	Sales during the 53rd week of fiscal 2000 were excluded from “Sales” for purposes of calculating “Average sales per square foot” and “Average sales per store” in order to make fiscal 2000 comparable.
4)	“Comparable store sales” for fiscal 2001 were calculated by excluding sales during the last week of fiscal 2000 (a 53-week year) in order to make fiscal 2000 comparable to fiscal 2001. “Comparable store sales” are defined as sales in stores that were open at least 14 months.
5)	The Zutopia division was designated as a discontinued operation which had an insignificant impact to the comparable store sales.

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

Current Trends and Outlook

Lower than expected sales in the fourth quarter of fiscal 2003 were a disappointment, given the progressively improving sales trend seen through the third quarter of fiscal 2003. The comparable store sales decrease in the fourth quarter was due to declining transaction counts, primarily in the Wet Seal division, which was a direct reflection of our inability to provide the fashions needed to win back our core customer. We believe that our December product was too holiday-specific, and did not provide enough transitional styles to lead us into the pre-spring months. In January we were not prepared for the continued cold weather in some parts of the country, and we did not have enough sweaters and jackets to adequately re-supply the stores. In addition, in January, the average dollar sale in the stores were depressed downward by the many promotions in place to move the goods remaining from the holiday season.

We believe that our available cash and investments aggregating $63.5 million at January 31, 2004 and other working capital and cash flows from operating activities will be sufficient to meet our operating and capital requirements for the next 12 months. However, we believe that if our sales do not improve, we may not be able to finance our inventory purchases pursuant to letters of credit issued under our existing bank credit facility, but instead may be required to obtain alternative financing at significantly higher costs. At the end of fiscal 2003, we had working capital of $38.6 million, including cash, cash equivalents, and short term investments of $44.3 million. This compares with working capital of $64.5 million, including cash, cash equivalents and short-term investments of $61.2 million at the end of fiscal 2002. The primary reason for these decreases is our loss from continuing operations of $39.0 million for fiscal 2003. (See Liquidity and Capital Resources).

During the past six months we have been focused on rebuilding an effective team for the Wet Seal brand and, in doing so, we have completely rebuilt our management structure. After the addition of our new chief executive officer who joined in July, many key management changes were made in strategic areas to assemble and build the creative, buying and planning teams necessary to execute the successful selection and presentation of fashion to gain consumer acceptance. A key strategy was the decision to hire an in-house designer for the Wet Seal division in order to have more control over our fashions and to develop more unique clothing. These individuals are highly qualified for the positions for which they were hired and bring with them extensive cross-functional management skills.

We believe that the benefits of these strategic efforts will begin to be seen with the Wet Seal customer during the 2004 back-to-school season.

The performance of the Arden B. division gained momentum during the year with sequential improvement in comparable store sales each quarter resulting in comparable stores sales increases in the third and fourth quarters with corresponding increases in transaction counts and average unit retails. We attribute these results to our efforts to refocus on a more sophisticated offering. We concentrated on fashion jackets, coats, outerwear and cashmere sweaters. Arden B. has also delivered a fresh new gift-giving assortment of handbags and accessories that is adding to the complete wardrobe of their target customer.

We believe that our inventory position is good as we head into the first quarter of fiscal 2004 as a result of the aggressive markdowns taken in the Wet Seal division in the fourth quarter of fiscal 2003.

While we are evaluating our cost structure, we are continuing to make prudent investments in our management team in order to rebuild the Wet Seal business. Cost saving initiatives are also under way to reduce selling, general and administrative and distribution costs.

During fiscal 2004, we intend to scale back the number of new store openings to approximately 10 new locations, consisting of six Wet Seal locations and four Arden B. locations. Total capital expenditures anticipated for Fiscal 2004 are expected to be less than $12.0 million. This capital expenditure estimate includes the anticipated costs of renovating 11 stores, the leases for which will be renewed this year.

The Company will record a reserve in the first and second quarters of 2004 for all applicable charges associated with the closure of the Zutopia stores which primarily includes the buyout of leases.

Critical Accounting Policies and Estimates

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

Our accounting policies are set forth further in Note 1 of the consolidated financial statements included herein. Inventory valuation, recovery of deferred tax and long lived assets require significant management judgments and estimates.

Inventory valuation

Merchandise inventories are stated at the lower of cost (first in, first out) or market. Cost is calculated using the retail inventory method. The retail inventory method is used to estimate the ending inventory at cost by employing a cost to retail (selling price) ratio. The ending inventory is first determined at selling price and then converted to cost. Purchases, sales, net markdowns (less mark-ups), charitable donations of merchandise, discounts and estimated shrink are considered in arriving at the cost to retail ratio. Inventories include items that have been marked down to management’s best estimate of their fair market value. Management’s decision to mark down merchandise is based on maintaining the freshness of our product offering. Markdowns are taken regularly to effect the rapid sale of slow moving inventory and to make room for new merchandise arriving daily in the stores.

To the extent that management’s estimates of markdowns necessary to rapidly sell inventory differ from actual results, additional markdowns may be required that could reduce our gross margin, operating income and the carrying value of inventories. Our success is largely dependent upon our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. If we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent and extensive markdowns, which would adversely affect our operating results.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, respectively, included herein.

Long-lived assets

During the normal course of business, we acquire tangible long-lived assets. We periodically evaluate the recoverability of the carrying amount of these assets. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments are recognized in operating income as they are realized. Management uses its best judgment, based upon the most current facts and circumstances surrounding the specific assets, when applying these impairment rules. Changes in the assumptions used could have a significant impact on management’s assessments of the recoverability. Many factors, including changes to the company’s business and consumer preferences, could significantly impact management’s decision to retain or dispose of certain of its long-lived assets.

Deferred income taxes

We evaluate the reliability of our deferred tax assets and assess the need for a valuation allowance quarterly. We record a valuation allowance to reduce our deferred tax assets to the net amount that is more likely than not to be realized. Our assessment of the need for a valuation allowance is based upon our expectations of future taxable income and the ongoing prudent and feasible tax planning strategies available to us. In the event that we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination is made.

Results of Operations

Except as otherwise noted, the following discussion of our financial position and results of operations excludes our discontinued Zutopia division, which is expected to be closed by the end of the first quarter or early in the second quarter of fiscal 2004.

The following table sets forth selected income statement data as a percentage of net sales for the fiscal year indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales Fiscal Year Ended
Fiscal Year	2003	2002	2001
Fiscal Year Ended	January 31, 2004	February 1, 2003	February 2, 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying, merchandise planning, distribution and occupancy costs)	81.3	70.1	67.3

Gross margin	18.7	29.9	32.7
Selling, general and administrative expenses	30.7	28.3	24.8

Operating income (loss)	(12.0)	1.6	7.9
Interest income, net	0.3	0.5	0.9

Income before provision (benefit) for income taxes	(11.7)	2.1	8.8
Provision (benefit) for income taxes	(4.2)	0.8	3.3

Net income (loss) from continuing operations	(7.5)	1.3	5.5
Loss from discontinued operations, net of income taxes	(1.6)	(0.7)	(0.2)

Net income (loss)	(9.1)%	0.6%	5.3%

Fiscal 2003 compared to Fiscal 2002

Net sales

	2003	Change From Prior Fiscal Year		2002
	(in millions)
Net sales	$517.6	$(72.7)	-12.3%	$590.3
Comparable store sales percentage			-16.4%

The decrease in sales in fiscal 2003 was due to the comparable store sales decline of 16.4% compared to a comparable store sales decrease of 5.5% in fiscal 2002. The overall decline in comparable store sales was due to a reduction in the number of transactions per store, a lower average dollar sale, and a reduction in the average unit retail price compared to the prior year. The average dollar sale in the stores was driven downward by the many promotions put in place in reaction to slow-selling merchandise. The average unit retail declined as a result of the aggressive markdowns taken during the year as well as deterioration in the initial markup after allowances, primarily in our Wet Seal division.

Cost of sales (including buying, merchandise planning/allocation, distribution and occupancy)

	2003	Change From Prior Fiscal Year		2002
	(in millions)
Cost of Sales (including buying, merchandise planning/allocation, distribution and occupany)	$420.8	$7.1	1.7%	$413.7
Percent of net sales	81.3%		11.2%	70.1%

Our cost of sales, in addition to the direct merchandise cost, also includes our buying, merchandise planning/allocation, distribution and occupancy costs. The increase as a percentage of sales in fiscal 2003 compared to fiscal 2002 was the result of several key factors:

•	The merchandise cost portion of cost of sales represented approximately 50% of the total increase. This increase was primarily the result of a significant increase in the amount of goods sold at markdown prices, and also includes a substantial markdown reserve at year-end to reduce the value of remaining inventory. In addition, the initial mark-up of selected merchandise was lower, contributing to a lower merchandise margin, which translated into more merchandise cost as a percentage of sales compared to the prior year.

•	Because of lower sales, occupancy, buying and merchandise planning/allocation costs as a percentage of sales impacted the margin by almost 6% compared to the prior year. Additionally, the buying and merchandise planning/allocation costs increased slightly over the prior year due to our investment in buying and merchandise planning/allocation management as a strategic objective to revitalize the Wet Seal division.

•	Slightly offsetting these increases, our distribution center costs decreased, reflecting greater efficiencies developed over the past year.

Selling, general and administrative expenses

	2003	Change From Prior Fiscal Year		2002
	(in millions)
Selling, general & administrative expenses	$159.0	$(7.9)	-4.7%	$166.8
Percent of net sales	30.7%		2.4%	28.3%

Our selling, general and administrative (SG&A) expenses are comprised of two components. The selling expense component includes store and field support costs including personnel, advertising, and merchandise delivery costs as well as internet/catalog processing costs. The general and administrative (G&A) expense component includes the cost of corporate functions such as legal, accounting, information systems, human resources, real estate, and other centralized services.

The SG&A expense included the following:

•	Store payroll as a percentage of sales increased. The level of actual payroll dollars spent per store during fiscal 2003 was almost flat compared to fiscal 2002, due to the tightening of store payroll hours in concert with lower sales per store, but was higher as a percentage of sales due to same store sales decline.

•	Other selling related expenses decreased primarily by eliminating catalog distribution in fiscal 2003, by reducing advertising expenditures, and by achieving lower merchandise delivery costs (using ground freight to the stores rather than air freight).

•	G&A expenses declined compared to the prior year as the prior year expenses included a one-time $4 million reserve established for a settlement with the previous chief executive officer. However, in fiscal 2003, there was a one-time $1.7 million net charge for the settlement of and the legal fees associated with previously employed store managers who alleged non-exempt pay status under California state labor laws.

•	Lower employee benefit costs in fiscal 2003 associated with reductions in retirement plan costs and in accrued bonus expense compared to the prior year.

Net interest income

	2003	Change From Prior Fiscal Year		2002
	(in millions)
Net interest income	$1.6	$(1.5)	-48.4%	$3.1
Percent of net sales	0.3%		-0.2%	0.5%

The decrease in net interest income was primarily due to a decrease in the invested balance compared to the prior year. Total cash and investments were $63.5 million at the end of fiscal 2003 compared to $94.8 million at the end of fiscal 2002. In addition, there was a reduction in market interest rates on the invested balance.

Income taxes

	2003	Change From Prior Fiscal Year		2002
	(in millions)
Income taxes—provision (benefit)	$(21.6)	$(26.1)	-580.0%	$4.5
Effective tax rate	35.7%		0.7%	35.0%

The income tax benefit of $21.6 million for fiscal 2003 compares to a $4.5 million provision for fiscal 2002, reflecting a benefit on pre-tax losses this year compared to a charge on pre-tax income last year. The effective income tax rate for fiscal 2003 was 35.7% and 35% for fiscal 2002.

Discontinued Operations

Discontinued operations is comprised of two components; the net loss from the Zutopia division operations for the year, net of income taxes, and the loss on disposal, net of income taxes, which is derived from the $5.4 million pre-tax write off of the Zutopia assets.

Fiscal 2002 compared to Fiscal 2001

Net sales

	2002	Change From Prior Fiscal Year		2001
	(in millions)
Net sales	$590.3	$0.4	0.1%	$589.9
Comparable store sales percentage			-5.5%

Comparable store sales decreased 5.5% for fiscal 2002 compared to an increase of 4.7% for fiscal 2001. The comparable store sales decrease reflected the negative sales trends in the second half of fiscal 2002, in which we did not have a dominant fashion trend to drive sales as compared to fiscal 2001. Sales in the first half of fiscal 2002 were fueled by the “bohemian” trend. As the “bohemian” trend waned during the period leading up to the “back-to-school” season, we replaced it with a more sophisticated product offering.

Cost of sales (including buying, merchandise planning/allocation, distribution and occupancy)

	2002	Change From Prior Fiscal Year		2001
	(in millions)
Cost of Sales (including buying, merchandise planning/allocation, distribution and occupany)	$413.7	$16.8	4.2%	$396.9
Percent of net sales	70.1%		2.8%	67.3%

Our cost of sales, which encompasses merchandise cost, also includes our buying, merchandise planning/allocation, distribution and occupancy costs. The increase as a percentage of sales in fiscal 2002 compared to fiscal 2001 was due to the following factors:

•	The increase in cost of sales as a percent of sales for fiscal 2002 was driven by an increase in markdowns and in shrink, offset partially by a slight improvement in the cumulative mark-up.

•	The increased markdowns in the third and fourth quarters were the result of reacting to the declining comparable store sales, and included a substantial markdown reserve at year-end to reduce the value of inventory subsequently marked out of stock in February 2003.

•	In addition, the de-leverage stemming from negative comparable store sales caused fixed costs such as buying, distribution and occupancy to rise as a percentage of sales in fiscal 2002 versus fiscal 2001.

Selling, general and administrative expenses

	2002	Change From Prior Fiscal Year		2001
	(in millions)
Selling, general & administrative expenses	$166.8	$20.4	13.9%	$146.4
Percent of net sales	28.3%		3.4%	24.8%

Our selling, general and administrative (SG&A) expenses are comprised of two components. The selling expense component includes store and field support related costs including personnel, advertising, and merchandise delivery costs, as well as internet/catalog processing costs. The general and administrative (G&A) expense component includes the cost of corporate functions such as legal, accounting, information systems, human resources, real estate, and other centralized services.

The increase in SG&A expenses are as follows:

•	The increase in selling expenses was primarily due to higher store wages and benefits. This was due to supporting more stores as well as actions taken early in the year to improve the quality and therefore the average salary of many of the store-level employees.

•	The catalog business also contributed to higher selling expenses for the promotion, production and distribution support costs, reflecting our entry into the catalog business in fiscal 2002.

•	We invested more in advertising costs in fiscal 2002 to support the retail locations.

•	Selling expenses rose, as a percent of sales, due to de-leveraging of fixed costs caused by lower sales per store than in the same stores in the prior year.

•	The increase was primarily caused by a reserve established for costs relating to a settlement with the prior chief executive officer.

•	The remaining increase was due to central office payrolls, reflecting salary increases and an increase in the number of employees.

•	These increases were offset partially by savings in legal fees incurred in negotiating store leases, as a result of establishing an in-house legal department.

Net interest income

	2002	Change From Prior Fiscal Year		2001
	(in millions)
Net interest income	$3.1	$(2.0)	39.2%	$5.1
Percent of net sales	0.5%		-0.4%	0.9%

The decrease in the net interest income was due to a reduction in market interest rates on the invested balances, as well as a decrease later in the year in the amount invested. Total cash and investments were $94.8 million at the end of fiscal 2002, compared to $132.3 million at the end of fiscal 2001.

Income taxes

	2002	Change From Prior Fiscal Year		2001
	(in millions)
Income taxes—provision	$4.5	$(15.2)	-77.2%	$19.7
Effective tax rate	35.0%		-3.0%	38.0%

The decrease in the effective tax rate reflected the net loss during the fourth quarter, which increased the proportion of the full year net income that was in the form of tax exempt interest, as well as the proportion of income offset by charitable deductions of merchandise.

Liquidity and Capital Resources

Net cash used in operating activities for continuing operations was $17.7 million for fiscal 2003, compared to $7.3 million net cash provided by operating activities for fiscal 2002. Fiscal 2003 operating cash flows were directly impacted by our loss from continuing operations of $39.0 million, partially offset by non-cash charges (depreciation, amortization and disposal expense, stock compensation and deferred taxes) of $12.2 million and a net increase in the cash components of our working capital of approximately $8.2 million.

The fiscal 2003 changes in the cash components of working capital included a $2.9 million decrease in receivables, principally due to the reduction of tenant allowances resulting from less construction of new and remodeled stores, a reduction of $8.3 million in prepaid accounts (primarily prepaid rents), a $5.1 million decrease in merchandise and other payables, and a $1.8 million increase in income tax payable. Merchandise inventory decreased by $1.8 million.

Cash provided by investing activities of $7.4 million in fiscal 2003 included the net sales of marketable securities of $21.1 million offset by capital expenditures of $13.7 million. Cash provided by financing activities of $3.0 million due to the exercise of stock options of $3.9 million, offset by $0.9 million paid to repurchase of company stock earlier in the year.

Net cash used in discontinued operations for the Zutopia division in fiscal 2003 was $1.2 million, which included the division’s loss of $8.3 million, largely offset by non-cash charges of $6.6 million, a net increase in the cash components of our working capital of approximately $0.8 million, and capital expenditures of $0.3 million.

The cash and investment balance for the fiscal year 2003 was $63.5 million, $31.3 million less than at the end of fiscal 2002. This change resulted from the decline in sales and the resulting use of cash described above.

In fiscal 2003 and 2002, we invested $13.7 million and $38.2 million, respectively, in property and equipment and leasehold improvements for continuing operations. These expenditures related primarily to new store openings and remodels. In fiscal 2003 for continuing operations, we opened 30 stores and remodeled 20 stores. In fiscal 2002 for continuing operations, we opened 62 stores and remodeled 23 stores. There were no acquisitions in either fiscal year. Capital expenditures for fiscal 2004 are currently projected to be $12 million or less, relating primarily to new store openings and remodels.

Our working capital at January 31, 2004 was $38.6 million compared to $64.5 million at February 1, 2003. The overall reduction in our working capital primarily reflects cash used in the continuing operations and the discontinued Zutopia division operations.

In September 1998, our Board of Directors authorized the repurchase of up to 20% of the outstanding shares of our Class A common stock. From this authorized plan, 3,077,100 shares (split adjusted) were repurchased at a cost of $20.3 million. These repurchased shares were reflected as treasury stock in our consolidated balance sheets, until they were retired on December 2, 2002, as authorized by the Board of Directors. On October 1, 2002, our Board of Directors authorized the repurchase of up to 5.4 million shares of our outstanding Class A common stock. This amount included the remaining shares previously authorized for repurchase by the Board of Directors. During fiscal 2002, the Company repurchased 947,400 shares for $8.2 million and retired these shares. An additional 124,500 shares were repurchased for $0.9 million in the first quarter of fiscal 2003 and these shares were also retired. As of January 31, 2004, there were 4,328,100 shares remaining that are authorized for repurchase. Presently, there are no plans to repurchase additional shares.

We have a revolving line-of-credit arrangement with Bank of America, N.A. under which we may borrow up to a maximum of $50 million on a revolving basis through July 1, 2004. We renegotiated and revised certain of the covenants included in this secured line of credit on January 29, 2004, primarily as a result of the decision to divest the Zutopia division. The amended line-of-credit arrangement is secured by our merchandise inventory. At January 31, 2004, there were no outstanding borrowings under the credit arrangement. There were $17.2 million in open letters of credit related to imported inventory orders as well as standby letters of credit totaling $1.0 million. As of January 31, 2004, we were in compliance with all financial covenants of the credit arrangement. We were required for the fourth fiscal quarter 2003 to meet a net worth covenant of $168.5 million adjusted for the disposition of the Zutopia division, the class action legal settlement, and year-end markdowns. We are also required to maintain a minimum cash and investment balance under the line of credit. To the extent that our cash and investment balance falls below the $50.0 million required cash covenant, the line of credit may not be available, and therefore we would have to rely upon our cash and investments to meet our operating requirements.

We invest our excess funds in short-term investment grade money market funds, investment grade municipal and commercial paper and U.S. Treasury and agency obligations. Assets listed as long-term investments on our balance sheet consist of high credit quality municipal and corporate bonds with maturities extending no further than three years out.

We believe that our available cash and investments aggregating $63.5 million at January 31, 2004 and other working capital and cash flows from operating activities will be sufficient to meet our operating and capital requirements for the next 12 months.

Seasonality and Inflation

Our business is seasonal in nature with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending the first week of September, historically accounting for a large percentage of sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average slightly less than 30% of our annual sales, after adjusting for sales increases related to new stores. We do not believe that inflation has had a material effect on the results of operations during the past three years. However, we cannot assure that our business will not be affected by inflation in the future.

Commitments and Contingencies

Our principal contractual obligations consist of minimum annual rental commitments under non-cancelable leases for our stores, our corporate office, warehouse facility, automobiles, computer equipment and copiers. At January 31, 2004, our contractual obligations under these leases were as follows (in thousands):

Contractual Obligations (in thousands)	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases	$433,100	$69,300	$183,200	$90,100	$90,500
Management Fees payable to related parties	$1,279	$640	$640

Operating leases include remaining commitments open for the “Zutopia” division. Negotiations of early lease buyouts are anticipated to be completed by the end of the second quarter of fiscal 2004.

Our principal commercial commitments consist primarily of open letters of credit, related to imported inventory orders, secured by our revolving line-of-credit arrangement. At January 31, 2004, our contractual commercial commitments under these letters of credit arrangements were as follows (in thousands):

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Letters of credit	$18,200	$18,200	—	—	—

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

New Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board, or FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 without material impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. See Note 4 to consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material impact on its results of operations or financial position. See Note 7 to consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued Interpretation No. 46 (revised in December 2003) “Consolidation of Variable Interest Entities—An Interpretation of APB No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin (“APB”)

No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46(R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46(R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN No. 46 and FIN No. 46(R) will not have a material impact on its financial position or results of operation because the Company has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities. This deferral is for an indefinite period. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At January 31, 2004, no borrowings were outstanding under our credit facility. We are not a party to any derivative financial instruments. However, we are exposed to market risk related to changes in interest rates on the investment grade interest-bearing securities in which we invest. If there are changes in interest rates, those changes would affect the investment income we earn on those investments.

Item 8.    Financial Statements and Supplementary Data

Information with respect to this item is set forth under Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Internal Controls

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) (“Disclosure Controls”) are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and our interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting (“Internal Controls”) is a process designed by, or under the supervision of, our Chief Executive Officer and interim Chief Financial Officer, and effected by our Board of Directors, management and other personnel, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal Controls also include policies and procedures that:

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

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and our interim Chief Financial Officer, does not expect that our Disclosure Controls or Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Quarterly Evaluation of the Company’s Disclosure Controls

As of January 31, 2004, the last day of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our interim Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls. Based upon that evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded, subject to the limitations noted above, that the design and operation of our Disclosure Controls were effective to ensure that material information related to our company which is required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2004.

The Company has adopted a written code of ethics, “The Wet Seal, Inc. Code of Conduct,” which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the SEC, a copy of the code is filed as an exhibit to this Annual Report and is available on the Company’s website. The Company will disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.wetsealinc.com or by filing a Form 8-K.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2004.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2004.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2004.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The financial statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” at F-1 are filed as part of this report.

2.	Financial Statement Schedules: All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits: See “Exhibit Index.”

(b)	Reports on Form 8-K during the fourth quarter of fiscal 2003.

On November 21, 2003, we filed a current report on Form 8-K reporting the issuance of two press releases. In the first press release, we announced that William B. Langsdorf had resigned as Chief Financial Officer. In the second press release, we reported our financial results for the third quarter ended November 1, 2003 and announced estimated financial results for the fourth quarter of fiscal 2003.

On January 9, 2004, we filed a current report on Form 8-K reporting the issuance of two press releases. In the first press release, we announced strategic initiatives involving the potential sale or closure of all 31 Zutopia stores and that Jennifer Pritchard had been named president of the Arden B. division, following the resignation of Greg Scott. In the second press release, we reported our net sales for the five-week period ended January 3, 2004 and announced estimated financial results for the fourth quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (REGISTRANT)

By:	/s/ PETER D. WHITFORD Peter D. Whitford Chief Executive Officer

By:	/s/ JOSEPH E. DECKOP Joseph E. Deckop Executive Vice President and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date Signed

/s/ IRVING TEITELBAUM Irving Teitelbaum	Chairman of the Board of Directors	March 26 , 2004

/s/ STEPHEN GROSS Stephen Gross	Secretary and Director	March 26 , 2004

/s/ PETER D. WHITFORD Peter D. Whitford	Chief Executive Officer (Principal Executive Officer)	March 26 , 2004

/s/ JOSEPH E. DECKOP Joseph E. Deckop	Executive Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 26 , 2004

/s/ GEORGE H. BENTER JR. George H. Benter Jr.	Director	March 26 , 2004

/s/ BARRY ENTOUS Barry Entous	Director	March 26 , 2004

/s/ WALTER F. LOEB Walter F. Loeb	Director	March 26 , 2004

/s/ WILFRED POSLUNS Wilfred Posluns	Director	March 26 , 2004

/s/ ALAN SIEGEL Alan Siegel	Director	March 26 , 2004

THE WET SEAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page
INDEPENDENT AUDITORS’ REPORT:
Report of Deloitte & Touche LLP	F-2

FINANCIAL STATEMENTS:
Consolidated balance sheets as of January 31, 2004 and February 1, 2003	F-3
Consolidated statements of operations for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002	F-4
Consolidated statements of stockholders’ equity for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002	F-5
Consolidated statements of cash flows for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002	F-6
Notes to consolidated financial statements	F-7

FINANCIAL STATEMENT SCHEDULES:
All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

The Wet Seal, Inc.:

We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. and subsidiary (the Company) as of January 31, 2004 and February 1, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Wet Seal, Inc. and subsidiary as of January 31, 2004 and February 1, 2003 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, on January 6, 2004 the Company’s board of directors approved a plan to discontinue the operations of the Company’s Zutopia division (the Plan). The consolidated financial statements, referred to above have been restated to report the Zutopia business as a discontinued operation for all periods presented.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets during the year ended February 1, 2003 as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

Costa Mesa, California

March 17, 2004

THE WET SEAL, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2004	February 1, 2003
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$13,526	$21,969
Short-term investments (Note 2)	30,817	39,237
Income tax receivable	11,195	11,561
Other receivables	1,364	3,906
Merchandise inventories (Note 1)	29,054	30,886
Prepaid expenses, including prepaid rent of $714 and $9,671, respectively	3,278	11,573
Deferred tax charges (Note 3)	3,729	2,472
Current assets of discontinued operations (Note 4)	1,067	1,500

Total current assets	94,030	123,104

EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Note 1):
Leasehold improvements	124,382	123,331
Furniture, fixtures and equipment	85,948	82,507
Leasehold rights	2,262	2,350

	212,592	208,188
Less accumulated depreciation	(119,798)	(104,719)

Net equipment and leasehold improvements	92,794	103,469
LONG-TERM INVESTMENTS (Note 2)	19,114	33,639
OTHER ASSETS:
Deferred tax charges and other assets (Notes 3 and 12)	25,069	11,770
Goodwill	6,323	6,323
Non-current assets of discontinued operations (Note 4)	7	6,320

Total other assets	31,399	24,413

	$237,337	$284,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—merchandise	$18,972	$21,589
Accounts payable—other	10,157	13,025
Income taxes payable	1,752	—
Accrued liabilities (Note 11)	23,229	22,858
Current liabilities of discontinued operations (Note 4)	1,353	1,123

Total current liabilities	55,463	58,595

LONG-TERM LIABILITIES:
Deferred rent (Note 1)	9,251	9,037
Other long-term liabilities (Note 12)	3,270	5,392
Non-current liabilities of discontinued operations (Note 4)	410	278

Total long-term liabilities	12,931	14,707

Total liabilities	68,394	73,302

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY (Notes 5 and 6):
Preferred Stock, $.01 par value, authorized, 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 25,599,801 and 24,836,386 shares issued and outstanding at January 31, 2004 and February 1, 2003, respectively	2,560	2,484
Common Stock, Class B convertible, $.10 par value, authorized 10,000,000 shares; 4,502,833 and 4,804,249 shares issued and outstanding at January 31, 2004 and February 1, 2003, respectively	450	480
Paid-in capital	63,890	59,036
Retained earnings	102,043	149,323

Total stockholders’ equity	168,943	211,323

	$237,337	$284,625

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	January 31, 2004	February 1, 2003	February 2, 2002
	(In thousands, except share data)
NET SALES	$517,644	$590,322	$589,885
COST OF SALES (including buying, merchandise planning, distribution and occupancy costs)	420,799	413,660	396,867

GROSS MARGIN	96,845	176,662	193,018
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	158,955	166,818	146,379

OPERATING INCOME (LOSS)	(62,110)	9,844	46,639
INTEREST INCOME, NET	1,550	3,114	5,127

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(60,560)	12,958	51,766
PROVISION (BENEFIT) FOR INCOME TAXES (Note 3)	(21,607)	4,541	19,678

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(38,953)	8,417	32,088
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(8,327)	(4,178)	(1,073)

NET INCOME (LOSS)	$(47,280)	$4,239	$31,015

NET INCOME (LOSS) PER SHARE, BASIC (Note 3)
CONTINUING OPERATIONS	$(1.31)	$0.28	$1.08
DISCONTINUED OPERATIONS (Note 4)	$(0.28)	$(0.14)	$(0.03)

NET INCOME (LOSS)	$(1.59)	$0.14	$1.05

NET INCOME (LOSS) PER SHARE, DILUTED (Note 3)
CONTINUING OPERATIONS	$(1.31)	$0.27	$1.05
DISCONTINUED OPERATIONS	$(0.28)	$(0.13)	$(0.03)

NET INCOME (LOSS)	$(1.59)	$0.14	$1.02

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC (Note 1)	29,748,888	30,044,673	29,601,368

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED (Note 1)	29,748,888	31,078,549	30,514,802

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Class A		Class B
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	(In thousands, except share data)
Balance at February 3, 2001	25,282,979	$2,528	6,553,497	$655	$66,890	$114,069	$(20,349)	$163,793
Stock issued pursuant to long-term incentive plan (Note 6)	26,261	3	—	—	462	—	—	465
Exercise of stock options (Note 6)	1,210,167	121	—	—	8,673	—	—	8,794
Tax benefit related to exercise of stock options (Note 6)	—	—	—	—	3,543	—	—	3,543
Cancellation of fractional shares due to three-for-two stock split (Note 5)	(198)	—	—	—	—	—	—	—
Shares converted from Class B to Class A	1,749,248	175	(1,749,248)	(175)	—	—	—	—
Net income						31,015		31,015

Balance at February 2, 2002	28,268,457	2,827	4,804,249	480	79,568	145,084	(20,349)	207,610
Stock issued pursuant to long-term incentive plan (Note 6)	23,875	2	—	—	211	—	—	213
Exercise of stock Options (Note 6)	569,708	57	—	—	4,878	—	—	4,935
Tax benefit related to exercise of stock options (Note 6)	—	—	—	—	2,541	—	—	2,541
Cancellation of fractional shares due to three-for-two stock split (Note 5)	(1,154)	—	—	—	—	—	—	—
Repurchase/Retirement of common stock (Note 5)	(4,024,500)	(402)	—	—	(28,162)	—	20,349	(8,215)
Net income						4,239		4,239

Balance at February 1, 2003	24,836,386	2,484	4,804,249	480	59,036	149,323	—	211,323
Stock issued pursuant to long-term incentive plan (Note 6)	13,926	1	—	—	134	—	—	135
Stock compensation					806			806
Exercise of stock Options (Note 6)	572,573	57	—	—	3,829	—	—	3,886
Tax benefit related to exercise of stock options (Note 6)	—	—	—	—	927	—	—	927
Cancellation of fractional shares due to three-for-two stock split (Note 5)	—	—	—	—	—	—	—	—
Repurchase/Retirement of common stock (Note 5)	(124,500)	(12)	—	—	(842)	—	—	(854)
Shares converted from Class B to Class A	301,416	30	(301,416)	(30)
Net income						(47,280)		(47,280)

Balance at January 31, 2004	25,599,801	$2,560	4,502,833	$450	$63,890	$102,043	$0	$168,943

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 31, 2004	February 1, 2003	February 2, 2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	($38,953)	$8,417	$32,088
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,020	21,587	19,688
Loss on disposal of equipment and leasehold improvements	1,193	561	750
Stock issued pursuant to long-term incentive plan	135	213	465
Deferred tax, net	(14,950)	2,032	170
Stock compensation	806	—	—
Changes in operating assets and liabilities:
Income tax receivable	366	—	—
Other receivables	2,542	(10,637)	(2,418)
Merchandise inventories	1,832	53	(2,619)
Prepaid expenses	8,295	(1,541)	(1,555)
Other assets	394	(765)	(52)
Accounts payable and accrued liabilities	(5,114)	(12,859)	9,408
Income taxes payable	1,752	(3,834)	(1,714)
Tax benefit related to exercise of stock options	927	2,541	3,543
Deferred rent	214	541	(700)
Other long-term liabilities	(2,122)	954	551

Net cash provided by (used in) operating activities	(17,663)	7,263	57,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(13,706)	(38,201)	(34,987)
Investment in marketable securities	(16,122)	(71,348)	(105,335)
Proceeds from sale of marketable securities	37,194	95,182	84,931

Net cash provided by (used in) investing activities	7,366	(14,367)	(55,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	21,515	—	—
Repayments from line of credit borrowings	(21,515)	—	—
Purchase of treasury stock	(854)	(8,215)	—
Proceeds from issuance of common stock	3,886	4,935	8,794

Net cash provided by (used in) financing activities	3,032	(3,280)	8,794

Net cash (used in) discontinued operations	(1,178)	(1,992)	(6,785)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,443)	(12,376)	4,223
CASH AND CASH EQUIVALENTS, beginning of year	21,969	34,345	30,122

CASH AND CASH EQUIVALENTS, end of year	$13,526	$21,969	$34,345

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest—credit facility	$31	$23	$23
Income taxes, net	$—	$13,093	$16,972

SCHEDULE	OF NONCASH TRANSACTIONS:

During the 52 weeks ended January 31, 2004, February 1, 2003, and February 2, 2002, the Company recorded an increase to paid-in capital and a decrease to income taxes payable of $0.9 million, $2.5 million, and $3.5 million, respectively, related to tax benefits associated with the exercise of non-qualified stock options.

During October 2002, the Company repurchased 947,400 shares for $8,215,000 and immediately retired these shares. In December 2002, the 3,077,100 shares repurchased in prior years were retired. In the first quarter of fiscal 2003, the Company repurchased an additional 124,500 shares for $854,000 and immediately retired these shares.

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

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

Approximately 26.4% of the voting stock of the Company is held by a group of companies directly or indirectly controlled by two directors of the Company, one of whom is the Chairman of the Board of Directors.

The Company’s fiscal year ends on the Saturday closest to the end of January. The reporting period includes 52 weeks in fiscal 2003, fiscal 2002, and fiscal 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of The Wet Seal, Inc. and its wholly owned subsidiary, The Wet Seal Retail, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts in the fiscal 2002 and fiscal 2001 financial statements have been reclassified to conform with the fiscal 2003 presentation.

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

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of either by sale or other than by sale. Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. At January 31, 2004, the Company believes there has been no impairment of the value of such assets related to continuing operations.

On January 6, 2004, the Board of Directors authorized the Company to proceed with their strategic decision to close all Zutopia stores by the end of the first quarter or early in the second quarter of fiscal 2004, due to their poor financial results and perceived limited ability to become profitable in the future. The Company determined that there was no estimated fair value to the Zutopia’s divisions fixed assets. Therefore, the financial losses generated by this chain and the write down of its fixed assets to their estimated fair value of zero, have been identified as discontinued operations. Further detail is outlined in Note 4.

Goodwill

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. The Company adopted SFAS No. 142 on February 3, 2002. The Company completed its transitional and annual impairment tests and determined that there was no impairment of goodwill.

Revenue Recognition

Sales are recognized upon purchase by customers at the Company’s retail store locations or through the Company’s web-site. The Company has recorded reserves to estimate sales returns by customers based on historical sales return results. Actual return rates have historically been within management’s expectations and the reserves established. However, in the unlikely event that the actual rate of sales returns by customers increased significantly, the Company’s operational results could be adversely affected.

Rental Expense

Any defined rental escalation is averaged over the term of the related lease in order to provide level recognition of rental expense.

Store Pre-Opening Costs

Store opening and pre-opening costs are charged to expense as they are incurred.

Advertising Costs

Costs for advertising related to retail operations, consisting of magazine ads, in-store signage and promotions, are expensed as incurred. Total advertising expenses related primarily to retail operations in fiscal 2003, 2002, and 2001 were $5,537,000, $9,116,000, and $6,039,000, respectively.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 1:    Summary of Significant Accounting Policies (Continued)

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

During the fiscal year ended February 1, 2003, the Company effected a three-for-two stock split.

Comprehensive Income

For the years ended January 31, 2004, February 1, 2003 and February 2, 2002, there was no difference between the Company’s net income and comprehensive income.

Insurance Coverage

The Company is partially self-insured for its worker’s compensation insurance coverage. Under this insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $1,300,000. The Company records a liability for the costs associated with reported claims and a projected estimate for unreported claims due to historical experience and industry standards. The Company will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause the Company to revise its estimate of potential losses and affect its reported results.

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

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”

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

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	68.65%	70.85%	77.50%
Risk-Free Interest Rate	3.17%	3.02%	4.30%
Expected Life of Option following vesting (in Months)	60	60	60

The Company’s calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2003, fiscal 2002 and fiscal 2001 awards had been amortized to expense over the vesting period of the awards, net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below:

		Fiscal 2003	Fiscal 2002	Fiscal 2001
Net Income (loss) from Continuing Operations	As reported	$(38,953)	$8,417	$32,088
	Pro forma	$(42,683)	$1,758	$28,437
Net Income (loss) from Continuing Operations Per Share, Basic	As reported	$(1.31)	$0.28	$1.08
	Pro forma	$(1.43)	$0.06	$0.96
Net Income (loss) from Continuing Operations Per Share, Diluted	As reported	$(1.31)	$0.27	$1.05
	Pro forma	$(1.43)	$0.06	$0.96

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Segment Information

The Company has one reportable segment representing the aggregation of its operating segments due to the similarities of the economic and operating characteristics of the operations represented by the Company’s two continuing store formats.

The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customers’ preferences. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company’s operating results.

New Accounting Pronouncements

In November 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 without material impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. See Note 4 to consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material impact on its results of operations or financial position. See Note 7 to consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued Interpretation No. 46 (revised in December 2003) “Consolidation of Variable Interest Entities—An Interpretation of APB No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of Accounting Research Bulletin (“APB”)

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 1:    Summary of Significant Accounting Policies (Continued)

No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46(R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46(R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN No. 46 and FIN No. 46(R) will not have a material impact on its financial position or results of operation because the Company has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities. This deferral is for an indefinite period. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

NOTE 2:    Investments

Short-term investments consist of highly liquid interest-bearing deposits purchased with an initial maturity exceeding three months with a remaining maturity at January 31, 2004 of less than 12 months. Long-term investments consist of highly liquid interest-bearing securities that mature beyond 12 months from the balance sheet date. It is management’s intent to hold short-term and long-term investments to maturity. Short-term and long-term investments are carried at amortized cost plus accrued income, which approximates market at January 31, 2004.

Investments are comprised of the following (in thousands):

Description	Maturity Dates	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
January 31, 2004
Corporate bonds	Within one year	$17,108	$100	$—	$17,208
Municipal bonds	Within one year	13,709	4	(471)	13,242
Government obligations	Within one year	—	—	—	—
Corporate bonds	One to three years	—	—	—	—
Municipal bonds	One to three years	19,114	80	(6)	19,188

		$49,931	$184	$(477)	$49,638

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 2:    Investments (Continued)

Description	Maturity Dates	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 1, 2003
Corporate bonds	Within one year	$—	$—	$—	$—
Municipal bonds	Within one year	39,237	216	(2)	39,451
Government obligations	Within one year	—	—	—	—
Corporate bonds	One to three years	17,517	385	—	17,902
Municipal bonds	One to three years	16,122	52	(5)	16,169

		$72,876	$653	$(7)	$73,522

NOTE 3:    Provision (Benefit) for Income Taxes

The components of the income tax provision (benefit) from continuing operations are as follows (in thousands):

	January 31, 2004	February 1, 2003	February 2, 2002
Current:
Federal	($10,069)	$1,517	$16,430
State	377	992	3,078

	(9,692)	2,509	19,508
Deferred:
Federal	(10,548)	1,767	124
State	(1,367)	265	46

	(11,915)	2,032	170

	$(21,607)	$4,541	$19,678

The total provision (benefit) for income taxes is recorded as follows (in thousands):

	January 31, 2004	February 1, 2003	February 2, 2002
Continuing operations	$(21,607)	$4,541	$19,678
Discontinued operations	(4,695)	(2,259)	(673)

	$(26,302)	$2,282	$19,005

A reconciliation of the income tax provision (benefit) to the amount of the provision that would result from applying the federal statutory rate (35%) to income before taxes is as follows:

	January 31, 2004	February 1, 2003	February 2, 2002
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.9	10.6	4.0
Tax exempt interest	0.4	(7.9)	(0.9)
Inventory contributions	(0.7)	(7.6)	(1.1)
Non-deductible expenses	(0.1)	3.0	0.1
Other	0.2	1.9	0.9

Effective tax rate	35.7%	35.0%	38.0%

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 3:    Provision (Benefit) for Income Taxes (Continued)

As of January 31, 2004 and February 1, 2003, the Company’s net deferred tax asset was $27,590,000 and $10,978,000, respectively. The major components of the Company’s net deferred taxes at January 31, 2004 and February 1, 2003 are as follows (in thousands):

	January 31, 2004	February 1, 2003
Deferred rent	$3,904	$3,761
Inventory cost capitalization	977	1,167
Difference between book and tax basis of fixed assets	2,273	3,364
State income taxes	(1,003)	(544)
Supplemental Employee Retirement Plan	1,754	1,778
Net operating loss and other tax attribute carryforwards	16,731	—
Other	2,954	1,452

	$27,590	$10,978

In fiscal 2003, the Company generated federal and state net operating loss carryforwards of $34,571,000 and $21,561,000 which begin to expire in 2024 and 2009, respectively. At January 31, 2004, the Company had federal charitable contribution carryforwards of $8,760,000 which begin to expire in 2009.

At January 31, 2004, the Company had federal credit carryforwards of $679,000, which will carry forward indefinitely until used.

NOTE 4:    Discontinued Operations

On January 6, 2004, the Board of Directors authorized the Company to proceed with their strategic decision to close all Zutopia stores by the end of the first quarter or early in the second quarter of fiscal 2004, due to their poor financial results and perceived limited ability to become profitable in the future. Therefore, the financial losses generated by this chain and the write down of its fixed assets to an estimated fair value of zero, have been identified as discontinued operations.

The Company expects to record a reserve in the first and second quarters of 2004 for all applicable charges associated with the closure of the Zutopia stores which primarily includes the buyout of leases.

The operating results of the discontinued Zutopia division included in the accompanying consolidated statements of operations were as follows (in thousands):

	January 31, 2004	February 1, 2003	February 2, 2002
Net Sales	$16,394	$18,187	$12,010

Loss from discontinued operations	(7,595)	(6,437)	(1,746)
Loss on disposal of assets	(5,427)	—	—

Loss before income taxes	(13,022)	(6,437)	(1,746)
Provision (benefit) for income taxes	(4,695)	(2,259)	(673)

Loss from Discontinued Operations	$(8,327)	$(4,178)	$(1,073)

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 5:    Stockholders’ Equity

The 4,502,833 shares of the Company’s Class B common stock outstanding as of January 31, 2004 are convertible on a share-for-share basis into shares of the Company’s Class A common stock at the option of the holder. The Class B common stock has two votes per share while Class A common stock has one vote per share.

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

On October 1, 2002, the Company’s Board of Directors authorized the repurchase of up to 5,400,000 of the outstanding common stock of the Company’s Class A common shares. This amount includes the remaining shares previously authorized for repurchase by the Company’s Board of Directors. All shares repurchased under this plan will be retired as authorized by the Company’s Board of Directors. During fiscal 2002, the Company repurchased 947,400 shares for $8,215,000 and immediately retired the shares. During fiscal 2003, the Company repurchased 124,500 shares for $854,000 and immediately retired these shares. As of January 31, 2004, there were 4,328,100 shares remaining that are authorized for repurchase.

NOTE 6:    Long-Term Incentive Plans

Under the Company’s long-term incentive plans (the “Plans”), the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options. The Plans provide that the per share exercise price of an incentive stock option may not be less than the fair market value of the Company’s Class A common stock on the date the option is granted. Options become exercisable over periods of up to five years and generally expire 10 years from the date of grant or 90 days after employment or services are terminated. The Plans also provide that the Company may grant restricted stock and other stock-based awards. An aggregate of 10,331,250 shares of the Company’s Class A common stock may be issued pursuant to the Plans. As of January 31, 2004, 2,369,157 shares were available for future grants.

Stock option activity for each of the three years in the period ended January 31, 2004 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 3, 2001	3,520,350	$6.73
Granted	2,041,875	12.66
Canceled	(399,893)	10.48
Exercised	(1,210,167)	7.27

Outstanding at February 2, 2002	3,952,165	9.19
Granted	2,589,000	17.69
Canceled	(583,574)	12.86
Exercised	(569,708)	8.66

Outstanding at February 1, 2003	5,387,883	12.91
Granted	1,837,650	9.42
Canceled	(3,167,733)	13.86
Exercised	(572,573)	6.79

Outstanding at January 31, 2004	3,485,227	$11.21

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 6:    Long-Term Incentive Plans (Continued)

At January 31, 2004, February 1, 2003 and February 2, 2002 there were 1,282,037, 1,122,241 and 493,274 outstanding options exercisable at a weighted-average exercise price of $10.75, $8.89 and $7.69, respectively.

The following table summarizes information on outstanding and exercisable stock options as of January 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Jan. 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of Jan. 31, 2004	Weighted Average Exercise Price
$ 1.61 – $ 8.08	987,852	7.33	$7.21	395,562	$6.52
8.58 – 10.70	824,250	8.00	10.26	285,750	9.87
10.79 – 11.76	936,500	8.35	11.56	340,850	11.68
11.79 – 16.71	352,375	7.81	14.12	153,625	14.60
17.27 – 23.55	361,250	8.11	20.56	106,250	20.36

$ 1.61 – $23.55	3,462,227	7.90	$11.21	1,282,037	$10.75

During the years ended January 31, 2004, February 1, 2003 and February 2, 2002, the Company recognized tax benefits of $927,000, $2,541,000 and $3,543,000, respectively, resulting from the exercise of certain nonqualified stock options.

The Company recorded stock compensation expense of $806,000 as of January 31, 2004, due to the modification (extension) of the right to exercise stock options for two executives.

As of January 31, 2004, the Company has granted an aggregate of 234,771 shares of Class A common stock, net of forfeitures, to a group of its key employees under the performance grant award plan, which was instituted pursuant to the Company’s Plans. Under the performance grant award plan, key employees of the Company receive Class A common stock in proportion to their salaries.

These bonus shares vest at the rate of 33.33% per year, and non-vested shares are subject to forfeiture if the participant terminates employment. Compensation expense, equal to the market value of the shares as of the issue date, is being charged to earnings over the period that the employees provide service. In each of the years ended January 31, 2004, February 1, 2003 and February 2, 2002, 13,926, 23,875, and 26,261 shares, respectively, were fully vested and issued. In connection with the issuance of these shares, the Company recorded compensation expense of $135,000, $213,000, and $465,000 for the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 7:    Commitments and Contingencies (Continued)

Minimum annual rental commitments under noncancelable leases, including the corporate office and warehouse facility lease, are as follows (in thousands):

Net Lease Commitments
Fiscal year ending: 2003	$69,300
2004	64,000
2005	61,300
2006	57,900
2007	50,600
Thereafter	130,000

$433,100

Rental expense, including common area maintenance, was $112,851,000, $106,949,000, and $100,406,000, of which $105,000, $134,000, and $289,000 was paid as percentage rent based on sales volume, for the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has issued guarantees in the form of standby letters of credit as security for merchandise shipments from overseas. There were $18.2 million of these letters of credit outstanding at January 31, 2004. The duration of these indemnities, commitments and guarantees varies. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not yet recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

Employment Contracts

The Company has employment contracts currently with two officers, which provide for annual salary, customary benefits and allowances, and annual bonus compensation, based upon sole discretion by the Board. The agreements provide these same officers with severance benefits through the expiration date, if the agreement is terminated without cause before expiration of its term. The Company also has other agreements with employees that contain defined severance benefits.

Litigation

The Company was served with a class-action lawsuit in the Orange County Superior Court by previously employed store managers alleging non-exempt status under California state labor laws. Through non-binding mediation, the Company agreed to settle the litigation and pay approximately $1.3 million. Upon approval by the court and all parties, the Company will proceed with the process to administer the notice of settlement to class members, and determine the claims to award.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 7:    Commitments and Contingencies (Continued)

The Company is a plaintiff in a lawsuit in the Superior Court of California which seeks injunctive relief and damages against a previous executive, and bebe stores, inc., alleging violation of the non-compete, non-solicitation and other provisions of the executive’s employment agreement.

The Company is a defendant in various lawsuits arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company is of the opinion that their resolution will not likely have a material adverse effect on the Company’s consolidated financial statements.

Letters of Credit

At January 31, 2004, the Company had outstanding letters of credit amounting to $18,200,000.

NOTE 8:    Revolving Credit Arrangement

The Company has a revolving line-of-credit arrangement with Bank of America, N.A. under which the company may borrow up to a maximum of $50 million on a revolving basis through July 1, 2004. The Company renegotiated and revised certain of the covenants included in this secured line of credit on January 29, 2004, primarily as a result of the decision to divest the Zutopia division. The amended line-of-credit arrangement is secured by the company’s merchandise inventory. At January 31, 2004, there were no outstanding borrowings under the credit arrangement. There were $17.2 million in open letters of credit related to imported inventory orders as well as standby letters of credit totaling $1.0 million. As of January 31, 2004, the Company was in compliance with all financial covenants of the credit arrangement. The Company was required for the fourth fiscal quarter 2003 to meet a net worth covenant of $168.5 million adjusted for the disposition of the Zutopia division, the class action legal settlement, and year-end markdowns. The Company also is required to maintain a minimum cash and investment balance under the line of credit. To the extent that its cash and investment balance falls below the $50.0 million required cash covenant, the line of credit may not be available, and therefore the Company would have to rely upon its cash and investments to meet its operating requirements.

NOTE 9:    Related-Party Transactions

In fiscal years 2003, 2002 and 2001, the Company paid a fee of $639,500, $639,500 and $575,000, respectively, to First Canada Management Consultants Limited (“First Canada”), a company controlled by Irving Teitelbaum, for the services of Irving Teitelbaum, Chairman of the Board of the Company, and Stephen Gross, Corporate Secretary of the Company, respectively. These services are provided pursuant to a Management Agreement, dated December 1, 1999, and amended on June 28, 2001, between First Canada and the Company. The agreement expires on January 28, 2006, subject to earlier termination in certain circumstances, and requires annual payments of $639,500 for the remainder of the term.

NOTE 10:    Retirement Plan

Effective June 1, 1993, the Company established a qualified defined contribution retirement plan under the Internal Revenue Code, Section 401(k). The Wet Seal Retirement Plan (the “Retirement Plan”) is available to all employees who meet the Retirement Plan’s eligibility requirements. The Retirement Plan is funded by employee contributions, and additional contributions may be made by the Company at its discretion. As of January 31, 2004, February 1, 2003, and February 2, 2002, the Company had paid or accrued $415,000, $415,000 and $300,000, respectively.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 11:    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31, 2004	February 1, 2003
Minimum rent and common area maintenance	$2,433	$1,657
Accrued wages, bonuses and benefits	6,228	9,205
Gift certificate and store credit liability	7,578	6,390
Utilities and telephone	401	1,057
Sales tax payable	1,073	1,721
Litigation Settlement	1,650	—
Other	3,866	2,828

	$23,229	$22,858

NOTE 12:    Supplemental Employee Retirement Plan

As of January 31, 2004, the Company maintains a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one director. The SERP provides for retirement death benefits through life insurance and for retirement benefits. The Company funded the SERP in 1998 and 1997 through contributions to a trust fund known as a “Rabbi” trust. During the year ended January 31, 2004, a second participant terminated participation in the SERP resulting in a curtailment/settlement of the benefit obligation of $1,347,000. Additionally, due to losses incurred by the Company, the benefits payable under the SERP were reduced. This reduction resulted in a $2,696,000 reduction in the benefit obligation.

In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” the following presents a reconciliation of the SERP’s funded status (in thousands) and certain SERP information:

CHANGE IN BENEFIT OBLIGATION

	January 31, 2004	February 1, 2003
Benefit obligation at beginning of year	$5,392	$4,438
Service cost	136	308
Interest cost	150	300
Actuarial loss	5	346
Effect of curtailment/settlement	(1,347)	—
Actuarial change in assumption	(2,696)	—

Benefit obligation at end of year	$1,640	$5,392

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 12:    Supplemental Employee Retirement Plan (Continued)

CHANGE IN PLAN ASSETS

	January 31, 2004	February 1, 2003
Fair value of plan assets at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	$—	$—

Funded status	$(1,640)	$(5,392)
Unrecognized transition (asset) obligation	—	—
Unrecognized prior service cost	(342)	1,313
Unrecognized net loss	(68)	(132)

Net amount recognized	$(2,050)	$(4,211)

Weighted-average assumptions:
Discount rate	6.25%	6.25%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a

AMOUNTS RECOGNIZED IN BALANCE SHEET
	January 31, 2004	February 1, 2003
Prepaid pension cost	$—	$—
Accrued benefit liability	(2,050)	(5,392)
Intangible asset (unrecognized prior service cost)	—	1,181
Accumulated other comprehensive loss	—	—

Net amount recognized	$(2,050)	$(4,211)

COMPONENTS OF NET PERIODIC PENSION COST
	January 31, 2004	February 1, 2003
Service cost—benefits earned during the period	$154	$308
Interest cost on projected benefit obligation	150	300
Expected return on plan assets	—	—
Amortization of prior service cost	(173)	164
Amortization of (gain)	(6)	(6)

Net periodic pension cost	$125	$766

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 13:    Net Income Per Share

A reconciliation of the numerators and denominators used in basic and diluted net income (loss) per share is as follows (in thousands, except for share data):

	January 31, 2004	February 1, 2003	February 2, 2002
Net income (loss) from continuing operations	$(38,953)	$8,417	$32,088

Weighted-average number of common shares:
Basic	29,748,888	30,044,673	29,601,368
Effect of dilutive securities—stock options	—	1,033,876	913,434

Diluted	29,748,888	31,078,549	30,514,802

Net income (loss) from continuing operations per share: Basic	$(1.31)	$0.28	$1.08
Effect of dilutive securities—stock options	0.00	(0.01)	(0.03)

Diluted	$(1.31)	$0.27	$1.05

(Per share data, net income per share and the weighted average shares have been adjusted to account for the three-for-two stock split effected as of July 24, 2001 and the subsequent three-for-two split on May 9, 2002)

NOTE 14:    Shareholder Rights Plan

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 31, 2004, February 1, 2003, and February 2, 2002

NOTE 15:    Unaudited Quarterly Financial Data

Fiscal Year Ended January 31, 2004

Quarter	Net Sales	Gross Margin	Net Income (Loss) From Continuing Operations	Net Income (Loss) From Discontinued Operations	Net Income (Loss) From Continuing Operations Per Share, Basic	Net Income (Loss) From Continuing Operations Per Share, Diluted
	(In thousands, except for share data)
First Quarter	$120,211	$25,094	$(7,378)	$(1,135)	$(0.25)	$(0.25)
Second Quarter	122,599	19,078	(11,764)	(1,664)	(0.40)	(0.40)
Third Quarter	131,757	28,794	(6,366)	(1,161)	(0.21)	(0.21)
Fourth Quarter	143,077	23,879	(13,445)	(4,367)	(0.45)	(0.45)

For the Year	$517,644	$96,845	$(38,953)	$(8,327)	$(1.31)	$(1.31)

Fiscal Year Ended February 1, 2003

Quarter	Net Sales	Gross Margin	Net Income (Loss) From Continuing Operations	Net Income (Loss) From Discontinued Operations	Net Income (Loss) From Continuing Operations Per Share, Basic	Net Income (Loss) From Continuing Operations Per Share, Diluted
	(In thousands, except for share data)
First Quarter	$152,652	$52,460	$9,377	$(657)	$0.31	$0.30
Second Quarter	142,251	44,553	4,940	(1,274)	0.16	0.16
Third Quarter	139,791	39,510	(1,605)	(893)	(0.05)	(0.05)
Fourth Quarter	155,628	40,139	(4,295)	(1,354)	(0.14)	(0.14)

For the Year	$590,322	$176,662	$8,417	$(4,178)	$0.28	$0.27

Net income per share is computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year. Per share data, net income per share and the weighted average shares have been adjusted to account for the three-for-two stock split effected as of May 9, 2002.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company.(1)

3.1.1	Amendment to Restated Certificate of Incorporation of the Company.(9)

3.2	Bylaws of the Company.(1)

4.1	Specimen Certificate of the Class A Stock, par value $.10 per share.(1)

4.2	Specimen Certificate of the Class B Stock, par value $.10 per share.(1)

4.3	Shareholder Rights Plan.(7)

10.1	Lease between the Company and Foothill-Parkstone I, LLC, dated November 21, 1996.(6)

10.2	1990 Long-Term Incentive Plan.(1)

10.3	Business Loan Agreement between the Company and Bank of America, containing Loan and Revolving Line of Credit; Term dated October 29, 1999.(7)

10.3.1	Amendment No. 5 to Business Loan Agreement between the Company and Bank of America, containing Term Loan and Revolving Line of Credit, dated December 21, 2001.(9)

10.3.2	Amendment No. 6 to Business Loan Agreement between the Company and Bank of America, containing Term Loan and Revolving Line of Credit, dated March 13, 2003.(10)

10.3.3	Amendment No. 7 to Business Loan Agreement between the Company and Bank of America, containing Term Loan and Revolving Line of Credit, dated January 29, 2003.

10.4	1994 Long-Term Incentive Plan.(2)

10.5	Indemnification Agreement between the Company and various Executives and Directors, dated January 3, 1995, and schedule listing all parties thereto.(3)

10.6	1996 Long-Term Incentive Plan.(5)

10.6.1	Amendment to the 1996 Long-Term Incentive Plan.(9)

10.7	Supplemental Employee Retirement Plan.(6)

10.8	2000 Stock Incentive Plan.(8)

10.9	Incorporated by reference to the Company’s second quarter Form 10-Q dated August 2, 2003, the Settlement Agreement and General Release entered into by and between Kathy Bronstein and the Company.

14.1	The Wet Seal, Inc. Code of Conduct.

21.1	Subsidiaries of the Registrant.(4)

23.1	Consent of Deloitte & Touche LLP, independent auditors.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results.

(1)	Denotes exhibits incorporated by reference to the Company’s Registration Statement File No. 33-34895.

(2)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

(3)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

(4)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

(5)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

(6)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1998.

(7)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

(8)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

(9)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

(10)	Denotes exhibits incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.