Form 10-Q
period 2004-05-01
WET SEAL INC
filed 2004-06-10
CIK 863456

THE UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, par value $.10 per share, at June 7, 2004 were 25,631,324 and 4,502,833, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at June 7, 2004.

THE WET SEAL, INC.

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated condensed balance sheets (unaudited) as of May 1, 2004 and January 31, 2004	3-4

	Consolidated condensed statements of operations (unaudited) for the quarters ended May 1, 2004 and May 3, 2003	5

	Consolidated condensed statements of cash flows (unaudited) for the three months ended May 1, 2004 and May 3, 2003	6

	Notes to consolidated condensed financial statements (unaudited)	7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29-30

PART II.	OTHER INFORMATION	31-32

SIGNATURE PAGE		32

EXHIBIT 10.1

EXHIBIT 10.2

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

EXHIBIT 99.1

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands)

	May 1, 2004	January 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,667	$13,526
Short-term investments	35,885	30,817
Income tax receivable	623	11,195
Other receivables	1,569	1,364
Merchandise inventories	42,027	29,054
Prepaid expenses	3,522	3,278
Deferred tax assets	3,729	3,729
Current assets of discontinued operations	72	1,067

Total current assets	101,094	94,030

EQUIPMENT AND LEASEHOLD IMPROVEMENTS :
Leasehold improvements	124,617	124,382
Furniture, fixtures and equipment	86,776	85,948
Leasehold rights	2,178	2,262

	213,571	212,592
Less accumulated depreciation	(122,587)	(119,798)

Net equipment and leasehold improvements	90,984	92,794
LONG-TERM INVESTMENTS	—	19,114
OTHER ASSETS:
Deferred tax assets	35,043	23,861
Other assets	1,219	1,208
Goodwill	6,323	6,323
Non-current assets of discontinued operations	7	7

Total other assets	42,592	31,399

Total Assets	$234,670	$237,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable merchandise	$27,341	$18,972
Accounts payable – other	11,226	10,157
Income taxes payable	1,542	1,752
Accrued liabilities	25,515	23,229
Current liabilities of discontinued operations	5,836	1,353

Total current liabilities	71,460	55,463

LONG-TERM LIABILITIES:
Deferred rent	9,045	9,251
Other long-term liabilities	4,933	3,270
Non-current liabilities of discontinued operations	410	410

Total long-term liabilities	14,388	12,931

Total liabilities	85,848	68,394

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, authorized, 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 25,631,324 and 25,599,801 shares issued and outstanding at May 1, 2004 and January 31, 2004, respectively	2,563	2,560
Common Stock, Class B convertible, $.10 par value, authorized 10,000,000 shares; 4,502,833 shares issued and outstanding at May 1, 2004 and January 31, 2004, respectively	450	450
Paid-in capital	64,075	63,890
Retained earnings	81,734	102,043

Total stockholders’ equity	148,822	168,943

Total Liabilities and Stockholders’ equity	$234,670	$237,337

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three months ended
	May 1, 2004	May 3, 2003
NET SALES	$99,807	$120,211
COST OF SALES (including buying, merchandise planning, distribution and occupancy costs)	85,778	95,117

GROSS MARGIN	14,029	25,094
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	39,005	36,846

OPERATING LOSS	(24,976)	(11,752)
INTEREST INCOME, NET	246	401

LOSS BEFORE BENEFIT FOR INCOME TAXES	(24,730)	(11,351)
BENEFIT FOR INCOME TAXES	(8,841)	(3,973)

NET LOSS FROM CONTINUING OPERATIONS	(15,889)	(7,378)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(4,420)	(1,135)

NET LOSS	($20,309)	($8,513)

LOSS PER SHARE, BASIC:
CONTINUING OPERATIONS	($0.53)	($0.25)
DISCONTINUED OPERATIONS	($0.15)	($0.04)

NET LOSS	($0.68)	($0.29)

NET LOSS PER SHARE, DILUTED:
CONTINUING OPERATIONS	($0.53)	($0.25)
DISCONTINUED OPERATIONS	($0.15)	($0.04)

NET LOSS	($0.68)	($0.29)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	30,118,007	29,575,162

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	30,118,007	29,575,162

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	May 1, 2004	May 3, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	($15,889)	($7,378)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,819	6,402
Loss on disposal of equipment and leasehold improvements	353	166
Deferred taxes	(11,182)	—
Changes in operating assets and liabilities:
Income tax receivable	10,572	3,207
Other receivables	(205)	391
Merchandise inventories	(12,973)	(4,651)
Prepaid expenses	(244)	(2,178)
Other assets	(11)	167
Accounts payable and accrued liabilities	11,724	11,883
Income taxes payable	(210)	—
Deferred rent	(206)	369
Other long-term liabilities	1,663	90

Net cash (used in) provided by operating activities	(10,789)	8,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(4,044)	(8,836)
Investment in marketable securities	—	(13,941)
Proceeds from sale of marketable securities	13,725	4,675

Net cash provided by (used in) investing activities	9,681	(17,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(854)
Proceeds from issuance of common stock	188	211

Net cash provided by (used in) financing activities	188	(643)
Net cash provided by (used in) discontinued operations	1,061	(156)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141	(9,983)
CASH AND CASH EQUIVALENTS, beginning of period	13,526	21,969

CASH AND CASH EQUIVALENTS, end of period	$13,667	$11,986

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the quarter ended May 1, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of The Wet Seal, Inc. (the Company) for the year ended January 31, 2004.

Significant accounting policies

Inventory valuation

Merchandise inventories are stated at the lower of cost (first in, first out) or market. Cost is calculated using the retail inventory method. The retail inventory method is used to estimate the ending inventory at cost by employing a cost to retail (selling price) ratio. The ending inventory is first determined at selling price and then converted to cost. Purchases, sales, net markdowns (less mark-ups), charity, discounts and estimated shrink are considered in arriving at the cost to retail ratio. Inventories include items that have been marked down to management’s best estimate of their fair market value. Management’s decision to mark down merchandise is based on maintaining the freshness of our product offering. Markdowns are taken regularly to effect the rapid sale of slow moving inventory and to make room for new merchandise arriving daily to the stores. For the first quarter ending May 1, 2004, total markdowns represented 46.4% of total retail sales compared to 53.3% for the first quarter of the prior fiscal year ended May 3, 2003.

To the extent that management’s estimates differ from actual results, additional markdowns may be required that could reduce the Company’s gross margin, operating income and the carrying value of inventories. The Company’s success is largely dependent upon its ability to anticipate the changing fashion tastes of its customers and to respond to those changing tastes in a timely manner. If the Company fails to anticipate, identify or react appropriately to changing styles, trends or brand preferences of its customers, they may experience lower sales, excess inventories and more frequent and extensive markdowns, which would adversely affect its operating results.

Long-lived assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened. Except for the Company’s discontinued operations, the Company has not historically had an impairment of its long-lived assets. The Company has, however, experienced periods of operating losses when its merchandise offerings did not meet consumer demands. In the event future store performance is lower than forecasted results, future cash flows may be negatively impacted which could result in future impairment charges. While the Company currently believes its stores will provide sufficient cash flows to recover its investment in long-lived assets, continued operating losses and/or changes in management’s intended use of such assets could result in future impairments.

Deferred income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company had approximately $38.8 million and $27.6 million in net deferred tax assets at May 1, 2004 and January 31, 2004, respectively. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at May 1, 2004 and January 31, 2004 and concluded it is more likely than not that the Company will realize its net deferred tax assets. In reaching this conclusion, significant weight was given to the Company’s exit from its unprofitable Zutopia operations, assessment of tax-planning strategies and the Company’s historical profitability coupled with management’s plans for fiscal 2004 with the expectation of achieving improved operating performance and positive cash flows for its continuing operations in the latter part of fiscal 2004. However, if operating losses continue, it could result in all or a portion of our deferred tax assets not being realized resulting in the establishment of a tax valuation allowance.

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

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued Interpretation No. 46 (revised in December 2003) “Consolidation of Variable Interest Entities – An Interpretation of Accounting Principles Bulletin (“APB”) No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) clarifies the application of APB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46(R) applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before February 1, 2004. FIN No. 46(R) applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 and FIN No. 46(R) did not have a material impact on its financial position or results of operation because the Company has no variable interest entities.

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation”.

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

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended
	May 1, 2004	May 3, 2003
Dividend Yield	0.00%	0.00%
Expected Stock Volatility	68.24%	70.51%
Risk-Free Interest Rate	3.63%	2.90%
Expected Life of Option following vesting (in months)	60	60

The Company’s calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards, net loss (in thousands) and loss per share would have been reduced to the pro forma amounts indicated below:

	Quarter Ended
	May 1, 2004	May 3, 2003
Net loss from continuing operations (in thousands):
As reported	($15,889)	($7,378)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(824)	(1,617)

Pro forma	($16,713)	($8,995)
Net loss from continuing operations per share:
As reported - basic	($0.53)	($0.25)
Pro forma - basic	($0.55)	($0.30)
As reported - diluted	($0.53)	($0.25)
Pro forma - diluted	($0.55)	($0.30)

NOTE 2: Discontinued Operations

On January 6, 2004, the Board of Directors authorized the Company to proceed with their strategic decision to close all Zutopia stores by the end of the first quarter or early in the second quarter of fiscal year 2004, due to their poor financial results and perceived limited ability to become profitable in the future.

As of the end of the first quarter of fiscal year 2004, 27 of the 31 Zutopia stores were closed and the remaining 4 stores were closed within the first two weeks of the second quarter.

The financial losses generated by this chain and the applicable reserve for lease termination costs have been identified as discontinued operations in the first quarter of fiscal 2004.

The operating results of the discontinued Zutopia division included in the accompanying consolidated statements of operations were as follows (in thousands):

	May 1, 2004	May 3, 2003
Net sales	$2,364	$3,404

Loss from discontinued operations	(6,880)	(1,746)
Benefit for income taxes	(2,460)	(611)

Net loss from discontinued operations	$(4,420)	$(1,135)

NOTE 3 - Revolving Credit Arrangement:

As of the end of the first quarter of fiscal year 2004, we were not in compliance with two covenants as outlined under our $50 million revolving line-of-credit arrangement with Bank of America, N.A. We received a waiver from the bank for the non-compliance with the two covenants outlined in paragraphs 9.25 and 9.27 of the agreement which relate to cash and net worth requirements. In connection with obtaining the waiver, the agreement was amended on May 3, 2004 reflecting a reduction of the line-of-credit to $40 million and restricting the Company from allowing cash advances, issuing standby letters of credit, shipside bonds or air releases from April 30, 2004 until the expiration date of July 1, 2004.

At May 1, 2004, there were no outstanding borrowings under the revolving line-of-credit facility in place at that time. There were $16.2 million in open letters of credit related to merchandise purchases and $16.0 million in outstanding standby letters of credit, which includes $15.0 million for inventory purchases.

On May 26, 2004, the Company replaced the existing amended revolving line-of-credit arrangement with a $50 million senior revolving credit facility (the “New Credit Facility”) with Fleet National Bank which matures May 26, 2007. The revolver will be used for working capital needs and the issuance of letters of credit. The credit facility is secured by all presently owned and hereafter acquired assets of the Company and its wholly-owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the credit facility. The obligations of the Company and the subsidiary borrowers under the credit facility are guaranteed by another wholly-owned subsidiary of the Company, Wet Seal GC, Inc. At May 29, 2004, $16.7 million was available to borrow under this line-of-credit facility.

Under the terms of the New Credit Facility, the Company and the subsidiary borrowers are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants restricting their ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of their assets, subject to certain exceptions. The ability of the Company and its subsidiary borrowers to borrow and request the issuance of letters of credit also is subject to the requirement that the Company and its subsidiary borrowers maintain an excess of the borrowing base over the outstanding credit extensions of not less than the greater of 15% of such borrowing base or $7.5 million.

The interest rate on the revolver has four tiers of either prime for all tiers or the option to elect LIBOR ranging from LIBOR plus a margin of 1.25% to LIBOR plus a margin of 2.00%. The LIBOR interest rate, if elected, shall be adjusted quarterly in accordance with a performance matrix based on the Company’s uncapped excess availability.

NOTE 4 – Net Loss Per Share:

A reconciliation of the numerators and denominators used in basic and diluted net loss per share is as follows (in thousands, except for share data):

	Quarter Ended May 1, 2004	Quarter Ended May 3, 2003
Net loss from continuing operations	$(15,889)	$(7,378)

Weighted-average number of common shares:
Basic	30,118,007	29,575,162

Effect of dilutive securities - stock options	—	—

Diluted	30,118,007	29,575,162

Net loss from continuing operations per share:
Basic	($0.53)	($0.25)
Effect of dilutive securities - stock options	—	—

Diluted	($0.53)	($0.25)

NOTE 5 - Treasury Stock:

On October 1, 2002, the Company’s Board of Directors authorized the repurchase of up to 5,400,000 of the outstanding common stock of the Company’s Class A Common shares. This amount includes the remaining shares previously authorized for repurchase by the Company’s Board of Directors. All shares repurchased under this plan will be retired as authorized by the Company’s Board of Directors. During fiscal year 2002, the Company repurchased 947,400 shares for $8.2 million and immediately retired these shares. An additional 124,500 shares were repurchased for $0.9 million in the first quarter of fiscal year 2003 and these shares were immediately retired. As of May 1, 2004, there were 4,328,100 shares remaining that are authorized for repurchase. Presently, there are no plans to repurchase additional shares.

NOTE 6 - Litigation:

From time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. The Company’s management believes that, in the event of a settlement or an adverse judgment of any of the pending litigations, the Company is adequately covered by insurance. As of May 1, 2004, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated condensed financial statements and the notes thereto.

Executive Overview

We are one of the largest national mall-based specialty retailers focusing primarily on young women’s apparel and accessories. We currently operate 567 retail stores in 47 states, Washington, D.C. and Puerto Rico. Of the 567 stores, 457 are Wet Seal stores, 13 are Contempo Casuals stores and 97 are Arden B. stores. We opened 17 stores and closed 36 stores during the period from May 3, 2003 to May 1, 2004 related to our continuing operations.

Our growth has been internal and by acquisition. In 1990, we completed an initial public offering. In 1995, we acquired 237 Contempo Casuals stores from the Neiman Marcus Group. In November 1998, we introduced Arden B. as a retail concept for young women aged 20 to 35. In August 1999, we launched commerce sites www.wetseal.com and www.contempocasuals.com. In late 2002, we launched www.ardenb.com.

We operated a chain, Zutopia, which was not successful in generating profits. We made the determination to discontinue this chain of 31 stores at the end of fiscal year 2003.

Current Trends and Outlook

The first quarter of fiscal year 2004 was our seventh straight quarter reflecting negative comparable store sales, consistent with our expectations. We believe this is due to the challenges of reconnecting with our target customer within the Wet Seal division. Overall, we experienced a comparable store sales decline of 17.2% for the first quarter of fiscal year 2004. The sales performance of our Arden B. division, however, continues to improve over the prior fiscal year and is growing above our expectations. While the first quarter sales decline resulted from a decrease in the number of sales transactions associated with the Wet Seal division, we did experience an increase in the average unit retail sales price and average dollar sale for the combined continuing operations over the prior year. Although gross margins as a percentage of sales declined due to lower sales volume, we did effectively manage the margin with an improvement in higher initial markup on purchases and lower markdown volume.

For the four weeks ended May 29, 2004, comparable store sales declined 7.8%. The comparable store sales results for May reflect an improvement in trend when compared to our first quarter comparable store sales decline of 17.2%. Although we were encouraged by the May comparable store sales results, we do not expect significant sequential improvement in the comparable store sales trend for our second quarter ending July 31, 2004.

We continue to view the start of our “back-to-school” season, which begins in our second quarter, as a pivotal point in our turnaround strategy. This marks the initiation of our new marketing campaign for our Wet Seal division designed to define, identify and communicate with our core customer. In addition, the “back-to-school” season will reflect the initial introduction of the fall line of our new creative director. A highlight of the new fall line is a shift to a larger percentage of “in-house” designed merchandise in an effort to present a more distinctive look in our Wet Seal stores.

We recently introduced a Code of Conduct for Vendors and Suppliers for our domestic and foreign suppliers which provides guidelines for their employment practices such as wage and benefits, health and safety, working age, environmental conditions and related employment matters.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the consolidated condensed financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on form 10-K for the fiscal year ended January 31, 2004.

Our accounting policies include certain policies that require more significant management judgements and estimates. These include inventory valuation, long-lived assets, recovery of deferred income taxes, and insurance coverage.

Inventory valuation

Merchandise inventories are stated at the lower of cost (first in, first out) or market. Cost is calculated using the retail inventory method. The retail inventory method is used to estimate the ending inventory at cost by employing a cost to retail (selling price) ratio. The ending inventory is first determined at selling price and then converted to cost. Purchases, sales, net markdowns (less mark-ups), charity, discounts and estimated shrink are considered in arriving at the cost to retail ratio. Inventories include items that have been marked down to management’s best estimate of their fair market value. Management’s decision to mark down merchandise is based on maintaining the freshness of our product offering. Markdowns are taken regularly to effect the rapid sale of slow moving inventory and to make room for new merchandise arriving daily to the stores. For the first quarter ending May 1, 2004, total markdowns represented 46.4% of total retail sales compared to 53.3% for the first quarter of the prior fiscal year ended May 3, 2003.

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

Long-lived assets

We evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened. Except for our discontinued operations, we have not historically had an impairment of our long-lived assets. The Company has, however, experienced periods of operating losses when its merchandise offerings did not meet consumer demands. In the event future store performance is lower than forecasted results, future cash flows may be negatively impacted, which could result in future impairment charges. While we currently believe our stores will provide sufficient cash flows to recover its investment in long-lived assets, continued operating losses and/or changes in management’s intended use of such assets, could result in future impairments.

Deferred income taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. We had approximately $38.8 million and $27.6 in net deferred tax assets at May 1, 2004 and January 31, 2004, respectively. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at May 1, 2004 and January 31, 2004 and concluded it is more likely than not that we will realize our net deferred tax assets. In reaching this conclusion, significant weight was given to our exit from our unprofitable Zutopia operations, assessment of tax-planning strategies and our historical profitability coupled with management’s plans for fiscal 2004 with the expectation of achieving improved operating performance and positive cash flows from our continuing operations in the latter part of fiscal 2004. However, if operating losses continue, it could result in all or a portion of our deferred tax assets not being realized resulting in the establishment of a tax valuation allowance.

Insurance Coverage

We are partially self-insured for our worker’s compensation insurance coverage. Under this insurance program, we are liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $1,300,000. We record a liability for the costs associated with reported claims and a projected estimate for unreported claims due to historical experience and industry standards. We will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause us to revise our estimate of potential losses and affect our reported results.

Results of Operations

Except as otherwise noted, the following discussion of our financial position and results of operations excludes our discontinued Zutopia division, which was closed by the second week of the second quarter of fiscal year 2004.

The following table sets forth selected income statement data as a percentage of net sales for the fiscal quarter indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales Fiscal Quarter Ended
Fiscal Quarter Ended	May 1, 2004	May 3, 2003
Net sales	100.0%	100.0%
Cost of sales (including buying, merchandise planning, distribution and occupancy costs)	85.9%	79.1%

Gross margin	14.1%	20.9%
Selling, general and administrative expenses	39.1%	30.7%

Operating loss	(25.0%)	(9.8%)
Interest income, net	0.2%	0.3%

Loss before benefit for income taxes	(24.8%)	(9.5%)
Benefit for income taxes	(8.9%)	(3.3%)

Loss from continuing operations	(15.9%)	(6.2%)
Loss from discontinued operations, net of income taxes	(4.4%)	(0.9%)

Net loss	(20.3%)	(7.1%)

First Quarter Fiscal 2004 Compared to First Quarter Fiscal 2003

Net sales

	May 1, 2004	Change From Prior Fiscal Quarter		May 3, 2003
Net sales	$99.8	$(20.4)	-17.0%	$120.2
Comparable store sales percentage			-17.2%

The decrease in sales in the first quarter of fiscal year 2004 was primarily due to the comparable store sales decline of 17.2% compared to a comparable store sales decrease of 25.6% in the first quarter of fiscal 2003.

•	Comparable store sales declined as a result of a 21.4% decrease in the number of sales transactions per store. This decrease was solely the result of lower sales transactions per store for the Wet Seal division, which continued to miss the merchandise needs of its core customer. The effect of the lower sales transactions was somewhat offset by a higher average dollar sale in both operating divisions.

•	Revenues from the internet division, while only 0.9% of total continuing operations revenue, have more than tripled compared to the first quarter of the prior fiscal year.

Cost of sales (including buying, merchandise planning, distribution and occupancy)

May 1, 2004	Change From Prior Year Fiscal Quarter	May 3, 2003
(in millions)
Cost of Sales (including buying, merchandise planning, distribution and occupancy)	$85.8	$(9.3)	-9.8%	$95.1
Percent of net sales	85.9%	6.8%	79.1%

Our cost of sales, in addition to direct merchandise cost, includes our buying, merchandise planning, distribution and occupancy costs. The increase as a percentage of sales for the first quarter of fiscal year 2004 compared to the same quarter last year was the result of several key factors:

•	The overall cost of sales was significantly impacted by the loss of leverage for sale-driven occupancy, buying, and merchandise planning costs. The effect of lower sales volume on these costs increased cost of sales as a percentage of sales by 680 basis points. Occupancy costs as a percentage of sales increased 630 basis points primarily due to the loss of leverage due to lower sales and the costs associated with closing 8 Wet Seal stores.

•	Buying and planning costs as a percentage of sales increased 130 basis points, reflecting the addition and upgrading of staff. These staff changes were due to the addition of a chief merchandise officer for the Wet Seal division, a new executive vice president of planning & allocation, and a new senior vice president of design hired to establish unique designer lines for the Wet Seal division.

•	The distribution center costs as a percentage of sales increased 30 basis points primarily due to an increase in the number of units processed for the quarter compared to the first quarter of the prior fiscal year.

•	Markdowns as a percent of sales decreased by 160 basis points. Markdowns were managed effectively for the Wet Seal division in the first quarter especially following the heavy markdowns taken in the fourth quarter in order to have clean inventory for the Spring season. The markdown activity was also significantly reduced for Arden B. compared to the first quarter of the prior fiscal year.

•	The reduction in the Company’s inventory shrink estimate, due to the favorable reduction in the actual shrink results from fall physical inventories, and a slight increase in the cumulative mark-on related to merchandise purchases, collectively improved by 50 basis points.

Selling, general and administrative expenses

May 1, 2004	Change From Prior Year Fiscal Quarter	May 3, 2003
(in millions)
Selling, general & administrative expenses	$39.0	$(2.2)	-5.9%	$36.8
Percent of net sales	39.1%	8.4%	30.7%

Our selling, general and administrative (SG&A) expenses are comprised of two components. The selling expense component includes store and field support costs including personnel, advertising, and merchandise delivery costs as well as internet/catalog processing costs. The general and administrative (G&A) expense component includes the cost of corporate overhead functions such as legal, accounting, information systems, human resources, real estate, and other centralized services. As a percent of sales, 620 basis points of the total 840 basis point increase is due to lower sales volume. Other items impacting SG&A as a percent to sales were:

•	Store payroll and related benefits increased $1.2 million over the first quarter of the prior year due to in-store staffing improvements which resulted in higher average salaries for many store–level employees compared to the first quarter of the prior fiscal year. In addition, there was also an increase in store level bonuses over the prior year mainly due to the continued success of the Arden B. division.

•	There was increased investment of $0.6 million in marketing for this year’s first quarter compared to the same quarter of last year, which primarily reflects of the emphasis on the visual presentation and in-store signage for the Wet Seal division. The increase over prior year was also the result of re-implementing the Arden B. advertising in Vogue magazine.

•	Legal fees increased by $0.7 million compared to the prior year which was primarily the result of litigation with a previous division president.

•	The combined costs of computer maintenance and insurance also contributed to the G&A increase by $0.6 million over the first quarter of the prior fiscal year. There was required ongoing maintenance for the software and hardware that was not reflected in the prior year as it was favorably negotiated upon the original purchase and implementation. Insurance costs increased primarily due to the increase in directors and officers insurance.

•	These increased costs were offset by a reduction in merchandise delivery costs for the quarter of $0.4 million compared to the prior first quarter due to a reduced rate with our carrier as well as a $0.5 million reduction in bags, boxes and hanger costs compared to the first quarter of the prior fiscal year due to the excess quantities reflected in lower than anticipated sales volume.

Net interest income

May 1, 2004	Change From Prior Year Fiscal Quarter	May 3, 2003
(in millions)
Net interest income	$0.2	$(0.2)	-38.7%	$0.4
Percent of net sales	0.2%	-0.1%	0.3%

The decrease in net interest income was primarily due to a decrease in invested cash balances compared to the same period of the prior year. Total cash and investments were $50.0 million at the end of the first quarter compared to $93.2 million at the end of the first quarter of the prior year.

Income taxes

May 1, 2004	Change From Prior Year Fiscal Quarter	May 3, 2003
(in millions)
Income taxes - benefit	$(8.8)	$(4.8)	-122.5%	$(4.0)
Effective tax rate	35.8%	0.8%	35.0%

There was an income tax benefit of $8.8 million for the quarter ended May 1, 2004, compared to a $4.0 million benefit for the quarter ended May 3, 2003. The income tax benefit increased as a result of the increased pre-tax loss versus the same quarter a year ago. The effective income tax rate for the first quarter increased slightly to 35.8% compared to 35.0% in the first quarter of the prior fiscal year.

Discontinued Operations

The loss reported in the first quarter for the discontinued Zutopia chain included the loss associated with the division’s operating losses as well as the $5.3 million lease termination costs for the 27 Zutopia store closures. The remaining 4 stores in the division were closed during the first two weeks of the second quarter.

Liquidity and Capital Resources

Net cash used in operating activities for continuing operations was $10.8 million for the period ending May 1, 2004, compared to $8.5 million net cash provided by operating activities for the period ending May 3, 2003. Operating cash flows were negatively impacted by our pre-tax loss from continuing operations.

As of May 1, 2004, the key changes in the cash components of working capital compared to January 31, 2004 included a net $10.4 million decrease in receivables, principally due to receiving the $10.5 million IRS refund in March, an increase of $13.0 million in merchandise inventory, and an $11.7 million increase in merchandise and other payables. The increase in merchandise inventory and merchandise payables is primarily due to the timing of merchandise receipts for the Wet Seal division and the increase in sales for our Arden B. division.

Cash provided by investing activities of $9.7 million included the net sales of marketable securities of $13.7 million offset by capital expenditures of $4.0 million. Cash provided by financing activities of $0.2 million consisted primarily of the exercise of stock options.

Net cash provided by discontinued operations for the Zutopia division was $1.1 million which included a loss of $4.4 million, primarily offset by non-cash charges of $5.3 million (lease buy-out costs), and a net increase in the cash components of our working capital of approximately $0.2 million.

The total of cash and investments on the balance sheet at the end of the first quarter was $50.0 million, compared to $93.2 million at the end of the first quarter of the prior fiscal year and $63.5 million at the end of the fiscal year ended January 31, 2004. The current cash and investment balance includes the $10.5 million IRS refund received in March.

Capital improvements totaled $4.0 million for the quarter compared to $8.8 million for the first quarter of the prior fiscal year. The expenditure of $4.0 million primarily reflects costs for 6 new stores and 8 remodels completed during the first quarter of fiscal year 2004. During the first quarter of fiscal year 2003, we opened 19 stores and remodeled 13 stores. Capital expenditures for fiscal year 2004 are currently projected to be less than $12 million, relating primarily to new store openings and remodels.

Our working capital at May 1, 2004 was $29.6 million compared to $55.3 million at May 3, 2003 and $38.6 million at January 31, 2004. The primary reason for the decrease is our loss from continuing operations, net of a reclassification of our long-term investments to short-term investments.

On October 1, 2002, our Board of Directors authorized the repurchase of up to 5,400,000 shares of our outstanding Class A common stock. This amount included the remaining shares previously authorized for repurchase by the Board of Directors. During fiscal years 2002 and 2003 the Company repurchased 1,071,900 shares and retired these shares. As of May 1, 2004, there were 4,328,100 shares remaining that are authorized for repurchase. Presently, there are no plans to repurchase additional shares.

As of the end of the first quarter of fiscal year 2004, we were not in compliance with two covenants as outlined under our $50 million revolving line-of-credit arrangement with Bank of America, N.A. We received a waiver from the bank for the non-compliance with the two covenants outlined in paragraphs 9.25 and 9.27 of the agreement which relate to cash and net worth requirements. In connection with obtaining the waiver, the credit agreement was amended on May 3, 2004 reflecting a reduction of the line-of-credit to $40 million and restricting the Company from allowing cash advances, issuing standby letters of credit, shipside bonds or air releases from April 30, 2004 until the expiration date of July 1, 2004.

At May 1, 2004, there were no outstanding borrowings under the revolving line-of-credit facility in place at that time. There were $16.2 million in open letters of credit related to merchandise purchases and $16.0 million in outstanding standby letters of credit, which included $15.0 million for inventory purchases.

On May 26, 2004, the Company replaced the existing amended revolving line-of-credit arrangement with a new $50 million senior revolving credit facility (the “New Credit Facility”) with Fleet National Bank which matures May 26, 2007. The New Credit Facility provides for a $50 million sub-limit for letters of credit. The revolver will be used for working capital needs and the issuance of letters of credit. The New Credit Facility is secured by all presently owned and hereafter acquired assets of the Company and its wholly-owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the credit facility. The obligations of the Company and the subsidiary borrowers under the credit facility are guaranteed by another wholly-owned subsidiary of the Company, Wet Seal GC, Inc. At May 29, 2004, $16.7 million was available to borrow under this line-of-credit facility.

Under the terms of the New Credit Facility, the Company and the subsidiary borrowers are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants restricting their ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of their assets, subject to certain exceptions. The ability of the Company and its subsidiary borrowers to make borrowings and request the issuance of letters of credit also is subject to the requirement that the Company and its subsidiary borrowers maintain an excess of the borrowing base over the outstanding credit extensions of not less than the greater of 15% of such borrowing base or $7.5 million.

Due to our financial results over the past 22 months, we have begun to experience a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The initial impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in some instances, shorten vendor credit terms. However, to date, we have not experienced any significant delays or disruption of merchandise flow.

We incurred operating losses during the past seven quarters including the first quarter of fiscal year 2004. At May 1, 2004, we were not in compliance with certain covenant requirements related to our revolving line-of-credit agreement. Management has responded to the operating decline by exiting from our unprofitable Zutopia chain, hiring a new creative director and initiating a new marketing campaign for the Wet Seal division in addition to reviewing overhead and operating expenses at the store and corporate level. We are also currently pursuing additional capital, which may include a debt or equity financing or some combination of these financing instruments, and currently believe that we will be able to obtain such financing. However, there is no assurance that we will be able to finalize our additional financing arrangement and/or that financing will be available in the future, and if available, at terms and conditions agreeable to us. We believe that these improvements, coupled with the new senior revolving credit facility signed in May 2004, the planned additional capital, and the available cash and investments aggregating $50 million and other working capital at the end of the first quarter will be sufficient to meet our cash flow needs through the next 12 months.

Our ability to fund our future operations and capital expenditures will depend upon our ability to access the capital markets and our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. There can be no assurance (i) that additional funding will become available to us on either a short-term or long-term basis, (ii) that the terms of any additional funding would not be materially adverse to us including higher interest rates, the imposition of restrictive covenants, the pledging of assets, the sale of assets, the dilution of existing stockholders’ interest or otherwise, or (iii) that we will not be required to consider reductions in capital and other expenditures, the sale of assets or other strategic alternatives, including a potential reorganization under Chapter 11 of the U.S. bankruptcy code (see Risk Factors).

Seasonality and Inflation

Our business is seasonal in nature with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the “back-to-school” season, beginning the last week of July and ending the first week of September, historically accounting for a large percentage of sales volume. For the past three fiscal years, the Christmas and “back-to-school” seasons together accounted for an average slightly less than 30% of our annual sales, after adjusting for sales increases related to new stores. We do not believe that inflation has had a material effect on the results of operations during the past three years. However, we cannot assure that our business will not be affected by inflation in the future.

Commitments and Contingencies

Our principal contractual obligations consist of minimum annual rental commitments under non-cancelable leases for our stores, our corporate office, warehouse facility, automobiles, computer equipment and copiers. We also have commitments to fund a supplemental employee retirement plan, and on May 27, 2004 the Board of Directors approved the funding of our employee 401k retirement plan. At May 1, 2004, our contractual obligations under these leases and other commitments were as follows (in thousands):

Contractual Obligations (in thousands)	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases	$394,000	$65,000	$169,300	$80,800	$78,900
Management Fees payable to related parties	$500	$250	$250
Employee Retirement Plan	$360	$360
Supplemental Employee Retirement Plan	$1,600	—	—	—	$1,600

We maintain a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one director. The SERP provides for retirement death benefits through life insurance and for retirement benefits. The Company funded the SERP in 1998 and 1997 through contributions to a trust fund known as a “Rabbi” trust.

Our principal commercial commitments consist of letters of credit, related primarily to securing procurement of merchandise. At May 1, 2004, our contractual commercial commitments under these letters of credit arrangements were as follows (in thousands):

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Letters of credit	$32,200	$32,200	—	—	—

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

New Accounting Pronouncements

Information regarding new accounting pronouncements is contained in Note 1 to the Consolidated Condensed Financial Statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued Interpretation No. 46 (revised in December 2003) “Consolidation of Variable Interest Entities – An Interpretation of Accounting Principles Bulletin (“APB”) No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) clarifies the application of APB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46(R) applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before February 1, 2004. FIN No. 46(R) applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 and FIN No. 46(R) did not have a material impact on its financial position or results of operation because the Company has no variable interest entities.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At May 1, 2004, no borrowings were outstanding under our credit facility. We are not a party to any derivative financial instruments. However, we are exposed to market risk related to changes in interest rates on the investment grade interest-bearing securities in which we invest. If there are changes in interest rates, those changes would affect the investment income we earn on those investments. Based on the weighted average interest rate of 1.75% on our invested cash balance during the three months ended May 1, 2004, if interest rates were to decrease 10%, net loss would increase by approximately $53,000 per year.

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

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls

As of May 1, 2004, the last day of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, subject to the limitations noted above, that the design and operation of our Disclosure Controls were effective to ensure that material information related to our company which is required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Our management believes that, in the event of a settlement or an adverse judgment of any of the pending litigations, we are adequately covered by insurance. As of May 1, 2004, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 2 – Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities. Not Applicable

Item 3 – Defaults Upon Senior Securities. Not Applicable

Item 4 – Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5 – Other Information.

On April 22, 2004, we issued a press release to announce the appointment of Douglas C. Felderman as the Company’s new Senior Vice President and Chief Financial Officer, effective in April 2004.

Item 6(a) – Exhibits.

10.1	Amendment No.8 to Business Loan Agreement between the Company and Bank of America, containing Revolving Line of Credit, dated May 3, 2004.

10.2	Credit Agreement between the Company and Fleet National Bank, containing Revolving Line of Credit, dated May 26, 2004.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results

Item 6(b) – Reports on Form 8-K.

On March 23, 2004, we filed a current report on Form 8-K reporting that we issued a press release to announce earnings for the fourth quarter and fiscal year 2003 as well as expectations regarding earnings for the first quarter of fiscal year 2004.

On April 22, 2004, we filed a current report on Form 8-K reporting that we issued a press release announcing the appointment of Douglas C. Felderman as Senior Vice President and Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Wet Seal, Inc. (Registrant)

Date: June 10, 2004	/S/ PETER D. WHITFORD
Peter D. Whitford Chief Executive Officer (Principal Executive Officer)

Date: June 10, 2004	/S/ DOUGLAS C. FELDERMAN
Douglas C. Felderman Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)