Form 10-Q
period 2004-07-31
WET SEAL INC
filed 2004-09-09
CIK 863456

THE UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act)    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, par value $.10 per share, at September 7, 2004 were 34,657,824 and 1,502,833, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at September 7, 2004.

THE WET SEAL, INC.

FORM 10-Q

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands)

	July 31, 2004	January 31, 2004
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$36,437	$13,526
Short-term investments	—	30,817
Income tax receivable	449	11,195
Other receivables	1,061	1,364
Merchandise inventories	49,851	29,054
Prepaid expenses	4,946	3,278
Deferred tax assets	—	3,729
Current assets of discontinued operations	—	1,067

Total current assets	92,744	94,030

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	62,255	124,382
Furniture, fixtures and equipment	55,165	85,948
Leasehold rights	778	2,262

	118,198	212,592
Less accumulated depreciation	(69,292)	(119,798)

Net equipment and leasehold improvements	48,906	92,794

LONG-TERM INVESTMENTS	—	19,114

OTHER ASSETS:
Deferred tax assets	—	23,861
Other assets	1,391	1,208
Goodwill	6,323	6,323
Non-current assets of discontinued operations	6	7

Total other assets	7,720	31,399

Total Assets	$149,370	$237,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - merchandise	$29,602	$18,972
Accounts payable - other	8,015	10,157
Income taxes payable	1,565	1,752
Accrued liabilities	21,311	23,229
Current liabilities of discontinued operations	1,643	1,353

Total current liabilities	62,136	55,463

LONG-TERM LIABILITIES:
Deferred rent	9,400	9,251
Other long-term liabilities	6,123	3,270
Liabilities of discontinued operations	—	410

Total long-term liabilities	15,523	12,931

Total liabilities	77,659	68,394

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, authorized, 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 34,657,824 and 25,599,801 shares issued and outstanding at July 31, 2004 and January 31, 2004, respectively	3,466	2,560
Common Stock, Class B convertible, $.10 par value, authorized 10,000,000 shares; 1,502,833 and 4,502,833 shares issued and outstanding at July 31, 2004 and January 31, 2004, respectively	150	450
Paid-in capital	89,121	63,890
(Accumulated deficit) Retained earnings	(21,026)	102,043

Total stockholders’ equity	71,711	168,943

Total Liabilities and Stockholders’ equity	$149,370	$237,337

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Quarter Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
NET SALES	$105,679	$122,658	$205,556	$242,907

COST OF SALES (including buying, merchandise planning, distribution and occupancy costs)	95,048	103,521	180,826	198,638

GROSS MARGIN	10,631	19,137	24,730	44,269
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	37,749	37,659	76,824	74,543
ASSET IMPAIRMENT	36,709	—	36,709	—

OPERATING LOSS	(63,827)	(18,522)	(88,803)	(30,274)
INTEREST INCOME (EXPENSE), NET	(7)	424	239	825

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(63,834)	(18,098)	(88,564)	(29,449)
PROVISION (BENEFIT) FOR INCOME TAXES	38,839	(6,334)	29,998	(10,307)

NET LOSS FROM CONTINUING OPERATIONS	(102,673)	(11,764)	(118,562)	(19,142)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(87)	(1,664)	(4,507)	(2,799)

NET LOSS	$(102,760)	$(13,428)	$(123,069)	$(21,941)

LOSS PER SHARE, BASIC:
CONTINUING OPERATIONS	$(3.20)	$(0.40)	$(3.81)	$(0.65)
DISCONTINUED OPERATIONS	$(0.00)	$(0.05)	$(0.14)	$(0.09)

NET LOSS	$(3.20)	$(0.45)	$(3.95)	$(0.74)

LOSS PER SHARE, DILUTED:
CONTINUING OPERATIONS	$(3.20)	$(0.40)	$(3.81)	$(0.65)
DISCONTINUED OPERATIONS	$(0.00)	$(0.05)	$(0.14)	$(0.09)

NET LOSS	$(3.20)	$(0.45)	$(3.95)	$(0.74)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	32,120,915	29,608,362	31,119,461	29,591,762

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 31, 2004	August 2, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(118,562)	$(19,142)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,318	12,751
Asset impairment	36,709	—
Loss on disposal of equipment and leasehold improvements	640	301
Loss on sale of bonds	80	—
Deferred taxes	27,590	—
Stock compensation	—	677
Changes in operating assets and liabilities:
Income tax receivable	10,746	(4,077)
Other receivables	303	1,055
Merchandise inventories	(20,797)	(18,387)
Prepaid expenses	(1,668)	8,248
Other assets	(183)	167
Accounts payable and accrued liabilities	6,570	32,151
Income taxes payable	(187)	—
Deferred rent	149	745
Other long-term liabilities	2,853	214

Net cash (used in) provided by operating activities	(44,439)	14,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(4,413)	(10,998)
Investment in marketable securities	—	(16,122)
Proceeds from sale of marketable securities	49,482	16,585

Net cash provided by (used in) investing activities	45,069	(10,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(854)
Proceeds from issuance of stock	188	1,030
Proceeds from private placement of equity securities	25,649	—

Net cash provided by financing activities.	25,837	176

Net cash used in discontinued operations.	(3,556)	(7,778)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,911	(3,434)
CASH AND CASH EQUIVALENTS, beginning of period	13,526	21,969

CASH AND CASH EQUIVALENTS, end of period	$36,437	$18,535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - credit facility	$3	$8
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES: Conversion of 3,000,000 Class B common shares to Class A	$.3	$—

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements:

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

The unaudited financial statements, accompanying this report, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations and has an accumulated deficit. Management’s plan, to continue as a going concern, consists of continued review of overhead and operating expenses at the store and corporate level, potential closure of certain unprofitable stores and completion of a junior secured term loan of between $7.0 million and $9.0 million. Additionally, our Board of Directors has established and empowered a special committee of three independent directors to analyze appropriate alternatives to enhance shareholder value. The Board of Directors has authorized that committee, among other things, to engage the services of a financial advisor to analyze a number of strategic and financial alternatives. However, there is no assurance that financing will be available in the future, and if available, at terms and conditions agreeable to the Company. Should the Company be unable to execute their plans and obtain additional financing, the Company may be unable to continue as a going concern for a reasonable period of time. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the quarter and six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of The Wet Seal, Inc. (the Company) for the year ended January 31, 2004.

Certain prior period amounts have been reclassified to conform to the fiscal 2004 presentation.

Significant Accounting Policies

Revenue recognition

Sales are recognized upon purchase by customers at the Company’s retail store locations or through the Company’s web-site. For online sales, revenue is recognized at the estimated time goods are received by customers. Additionally, shipping and handling fees billed to customers is classified as revenue. Customers typically receive goods within 5-7 days of being shipped. The Company has recorded reserves to estimate sales returns by customers based on historical sales return results. A customer may return regular or promotionally priced merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s expectation and the reserves established. Shipping and handling fees billed to customers are included in net sales and approximated $85 and $59 for the quarters ended July 31, 2004 and August 2, 2003 and $155 and $97 for the six months ended July 31, 2004 and August 2, 2003, respectively.

The Company recognizes the sales from gift cards and the issuance of store credits as they are redeemed.

The Company, through its Wet Seal division, has a Frequent Buyer Card program that entitles the customer to receive a 10 percent discount on all purchases made during the twelve-month program period. The annual membership fee of $20.00 is non-refundable. Revenue is recognized over the twelve-month membership period based upon historical spending patterns for Wet Seal customers.

Inventory valuation

Merchandise inventories are stated at the lower of cost (first in, first out) or market. Cost is determined using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying a specific average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Markdowns for clearance activity are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, and age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. For the second quarter ending July 31, 2004, total markdowns on a cost basis represented 21.3% of sales compared to 19.0% for the second quarter of the prior fiscal year ended August 2, 2003.

To the extent that management’s estimates differ from actual results, additional markdowns may be required that could reduce the Company’s gross margin, operating income and the carrying value of inventories. The Company’s success is largely dependent upon its ability to anticipate the changing fashion tastes of its customers and to respond to those changing tastes in a timely manner. If the Company fails to anticipate, identify or react appropriately to changing styles, trends or brand preferences of its customers, it may experience lower sales, excess inventories and more frequent and extensive markdowns, which would adversely affect its operating results.

Long-lived assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened. In light of disappointing sales results during the back-to-school period, the current expectation for continued operating losses through the end of fiscal 2004 and the Company’s most recent historical operating performance, the Company concluded that an indication of impairment existed as of July 31, 2004. Accordingly, the Company conducted an impairment evaluation in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS”) as of July 31, 2004. This analysis included reviewing the stores’ historical cash flows, estimated future cash flows over remaining lease terms and recoverability of each store’s long-lived assets. Based on the results of this analysis the Company wrote down the carrying value of these impaired long-lived assets as of July 31, 2004 by $36.7 million, a non cash charge to the consolidated statement of operations.

Deferred income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of recent disappointing sales results during the back-to-school season and the Company’s most recent historical operating performance, the Company concluded that it is more likely than not that the Company will not realize its net deferred tax assets. As a result of this conclusion, the Company reduced its deferred tax assets by establishing a tax valuation allowance of $38.8 million as of July 31, 2004. In addition, the Company will discontinue recording income tax benefits in the consolidated condensed income statements of operations until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

Self-insurance coverage

The Company is partially self-insured for its worker’s compensation and group health plans. Under the workers’ compensation insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $1,600,000. Under the Company’s group health plan, the Company is liable for a deductible of $100,000 for each claim and an aggregate monthly liability of $500,000. The monthly aggregate liability is subject to the number of participants in the plan each month. For both of the insurance plans, the Company records a liability for the costs associated with reported claims and a projected estimate for unreported claims due to historical experience and industry standards. The Company will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause the Company to revise its estimate of potential losses and affect its reported results.

New accounting pronouncements

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued Interpretation No. 46 (R) (revised in December 2003) “Consolidation of Variable Interest Entities – An Interpretation of Accounting Principles Bulletin (“APB”) No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 (R) clarifies the application of APB No. 51, “Consolidated Financial

Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46 (R) applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before February 1, 2004. FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 and FIN No. 46 (R) did not have a material impact on the Company’s financial position or results of operation because the Company has no variable interest entities.

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

As of the end of the second quarter of fiscal year 2004, all 31 Zutopia stores were closed. The Company closed 27 Zutopia stores in the first quarter and 4 Zutopia stores within the first two weeks of the second quarter.

The financial losses generated by this chain and the applicable reserve for lease termination costs have been identified as discontinued operations in the first and second quarters of fiscal 2004.

The operating results of the discontinued Zutopia division included in the accompanying consolidated statements of operations were as follows (in thousands):

	Quarter Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$33	$3,440	$2,397	$6,844

Loss from discontinued operations	(87)	(2,561)	(6,967)	(4,307)

Benefit for income taxes	—	(896)	(2,460)	(1,508)

Net loss from discontinued operations	$(87)	$(1,664)	$(4,507)	$(2,799)

NOTE 3 - Revolving Credit Arrangement:

As of the end of the first quarter of fiscal year 2004, we were not in compliance with two covenants as outlined under our $50 million revolving line-of-credit arrangement with Bank of America, N.A. We received a waiver from the bank for the non-compliance with these covenants, which relate to cash and net worth requirements. In connection with obtaining the waiver, the agreement was amended on May 3, 2004 reflecting a reduction of the line-of-credit from $50 million to $40 million and restricting the Company from allowing cash advances, issuing standby letters of credit, shipside bonds or air releases from April 30, 2004 until July 1, 2004.

On May 26, 2004, the Company replaced the existing amended revolving line-of-credit arrangement with a $50 million senior revolving credit facility (the “New Credit Facility”), including a $50 million sub-limit for letters of credit with Fleet Retail Group, Inc. (the “Lender”) which matures May 26, 2007. The New Credit Facility will be used for working capital needs and the issuance of letters of credit. The Company’s obligations under the New Credit Facility is secured by all presently owned and hereafter acquired assets of the Company and its wholly-owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the New Credit Facility. The obligations of the Company and the subsidiary borrowers under the New Credit Facility are guaranteed by another wholly owned subsidiary of the Company, Wet Seal GC, Inc.

Under the terms of the New Credit Facility, the Company and the subsidiary borrowers are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants restricting their ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of their assets, subject to certain exceptions, or without the Lender’s consent. The ability of the Company and its subsidiary borrowers to borrow and request the issuance of letters of credit also is subject to the requirement that the Company and its subsidiary borrowers maintain an excess of the borrowing base over the outstanding credit extensions of not less than the greater of 15% of such borrowing base or $7.5 million.

The interest rate on the New Credit Facility is the prime rate or, if elected, LIBOR plus a margin ranging from 1.25% to 2.00%. The applicable LIBOR margin is based on the level of “Excess Availability” as defined under the New Credit Facility at the time of election. The average prime interest rate for the three-month period ending July 31, 2004 was 4.09%.

At July 31, 2004, there were no outstanding borrowings under the New Credit Facility. There were $19.7 million in open letters of credit related to merchandise purchases and $19.2 million in outstanding standby letters of credit, which included $15.0 million for inventory purchases. At July 31, 2004 the company had $11.1 million available for cash advances and/or for the issuance of additional letters of credit. At August 28, 2004, $12.0 million was available for cash advances and/or letters of credit. At July 31, 2004, the Company was in compliance with all covenant requirements related to the New Credit Facility.

NOTE 4 - Net Loss Per Share:

A reconciliation of the numerators and denominators used in basic and diluted net loss per share is as follows (in thousands, except for share data):

	Quarter Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net loss from continuing operations	$(102,673)	$(11,764)	$(118,562)	$(19,142)

Weighted-average number of common shares:
Basic	32,120,915	29,608,362	31,119,461	29,591,762
Effect of dilutive securities - stock options	—	—	—	—

Diluted	32,120,915	29,608,362	31,119,461	29,591,762

Net loss from continuing operations per share:

Basic	$(3.20)	$(0.40)	$(3.81)	$(0.65)
Effect of dilutive securities - stock options	—	—	—	—

Diluted	$(3.20)	$(0.40)	$(3.81)	$(0.65)

NOTE 5 - Treasury Stock:

On October 1, 2002, the Company’s Board of Directors authorized the repurchase of up to 5,400,000 of the outstanding common stock of the Company’s Class A Common shares. This amount includes the remaining shares previously authorized for repurchase by the Company’s Board of Directors. All shares repurchased under this plan will be retired as authorized by the Company’s Board of Directors. During fiscal year 2002, the Company repurchased 947,400 shares for $8.2 million and immediately retired these shares. An additional 124,500 shares were repurchased for $0.9 million in the first quarter of fiscal year 2003 and these shares were immediately retired. As of July 31, 2004, there were 4,328,100 shares remaining that are authorized for repurchase. Presently, there are no plans to repurchase additional shares.

NOTE 6 - Litigation:

From time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. The Company’s management believes that, in the event of a settlement or an adverse judgment of any of the pending litigations, the Company is adequately covered by insurance. As of July 31, 2004, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company. (See “Subsequent Event” in Note 10 to the Notes to Consolidated Condensed Financial Statements).

NOTE 7 - Sale of Common Stock

On June 29, 2004 the Company completed a private placement of equity securities to institutional and other credited investors totaling $27.2 million in gross proceeds. After transaction costs, the Company raised approximately $25.6 million to be used for working capital and general corporate purposes.

In connection with the private placement, the Company issued 6,026,500 shares of its Class A common stock at $4.51 per share and warrants to acquire 2,109,275 additional shares of Class A common stock at an exercise price of $5.41 per share, subject to adjustment from time to time for stock splits, stock dividends, distributions and similar transactions. The warrants become exercisable beginning on December 30, 2004 and expire on December 29, 2009.

Additionally, the Company agreed to file a registration statement covering the resale of the Class A common stock purchased in the private placement, as well as the shares of Class A common stock underlying the warrants. On August 24, 2004 the Company filed the registration statement for the resale of the above shares with the Securities and Exchange Commission and on August 25, 2004 the Securities and Exchange Commission notified the Company that the registration statement was effective.

NOTE 8 - Stock-based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” as amended by SFAS No.148 “Accounting for Stock-Based Compensation”.

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

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Stock Volatility	68.52%	70.17%	68.52%	70.17%
Risk-Free Interest Rate	3.71%	3.37%	3.71%	3.37%
Expected Life of Option following vesting (in months)	60	60	60	60

The Company’s calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards, net loss (in thousands) and loss per share would have been reduced to the pro forma amounts indicated below:

	Quarter Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net loss from continuing operations (in thousands):
As reported	$(102,673)	$(11,764)	$(118,562)	$(19,142)

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,274)	(1,454)	(2,240)	(3,061)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	—	743	75	814

Pro forma	$(103,947)	$(12,475)	$(120,727)	$(21,389)

Net loss from continuing operations per share:
As reported - basic	$(3.20)	$(0.40)	$(3.81)	$(0.65)
Pro forma - basic	$(3.24)	$(0.42)	$(3.88)	$(0.72)
As reported - diluted	$(3.20)	$(0.40)	$(3.81)	$(0.65)
Pro forma - diluted	$(3.24)	$(0.42)	$(3.88)	$(0.72)

NOTE 9 - Sale of Class B Common Stock

During July 2004, through a series of open market transactions, a shareholder of Wet Seal, Inc. Class B common stock sold 3,000,000 shares. Under the provisions of the Class B shares, such shares convert to Class A shares upon their transfer or sale. Class B common stock has two votes per share while the Class A common stock has one vote per share. At July 31, 2004 there were 1,502,833 Class B shares outstanding.

NOTE 10 - Subsequent Event

Several securities class action lawsuits were reportedly filed in the United States District Court for the Central District of California, purportedly on behalf of all persons who purchased the Company’s common stock from January 7, 2004 through August 19, 2004. The Company has not been served with any of the complaints relating to these lawsuits. Based on one complaint which is publicly available, the lawsuit names as defendants the Company, the Company’s Chairman of the Board, Chief Executive Officer and Director, Peter D. Whitford, the Company’s Executive Vice President, Joseph E. Deckop, and the Company’s Director and former Chairman of the Board, Irving Teitelbaum. The publicly available complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts which were known to the defendants or disregarded by them.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated condensed financial statements and the notes thereto.

Executive Overview

We are one of the largest national mall-based specialty retailers focusing primarily on young women’s apparel and accessories. We currently operate 561 retail stores in 47 states, Washington, D.C. and Puerto Rico. Of the 561 stores, 452 are Wet Seal stores, 13 are Contempo Casuals stores and 96 are Arden B. stores. We opened 12 stores and closed 40 stores during the period from August 2, 2003 to July 31, 2004 related to our continuing operations.

Our growth has been internal and by acquisition. In 1990, we completed an initial public offering. In 1995, we acquired 237 Contempo Casuals stores from the Neiman Marcus Group. In November 1998, we introduced Arden B. as a retail concept for young women aged 20 to 35. In August 1999, we launched e-commerce sites www.wetseal.com and www.contempocasuals.com. In late 2002, we launched www.ardenb.com. Although these websites provide information about the Company, the Company does not intend the information available through these websites to be incorporated into this report.

We operated a chain, Zutopia, which was not successful in generating profits. We made the determination to discontinue this chain of 31 stores at the end of fiscal year 2003.

Current Trends and Outlook

The second quarter of fiscal year 2004 was our eighth consecutive quarter reflecting negative comparable store sales and operating losses. This operating performance is due to negative sales trends at our Wet Seal division. We believe the comparable store sales decline is due to a number of factors, including missed fashion trends by the Wet Seal division, our attempt at re-establishing Wet Seal’s presence in the junior market and a more competitive environment for the Wet Seal target customer. Overall, we experienced a comparable store sales decline of 10.9% for the second quarter of fiscal year 2004. Despite our negative comparative store sales trend, our store sales performance at our Arden B division have been positive and continues to improve over the prior fiscal year. The second quarter sales decline resulted primarily from a decrease in the number of sales transactions associated with the Wet Seal division. The continued sales decline has eroded operating margins, primarily as a result of the de-leveraging of the Company’s cost structure. In addition, in light of disappointing sales results during the back-to-school period, the current expectation for continued operating losses through the end of fiscal 2004 and the Company’s most recent historical operating performance, the Company wrote down the carrying value of certain impaired long-lived assets and established a tax valuation allowance related to deferred tax assets at July 31, 2004 by $36.7 million and $38.8 million, respectively, non cash charges included in the consolidated statement of operations. These factors resulted in a loss of $3.20 per share for the three-month period ending July 31, 2004.

Our outlook for the third quarter ending October 30, 2004 reflects a continuing decline in comparable store sales and operating performance. We currently anticipate comparable store sales for the third quarter to be in the range of negative 14% to 16% and a net operating loss of $0.69 per share. We expect to use approximately $26.0 million of cash for operations and capital expenditures for the third quarter ending October 30, 2004.

Management has responded to the operating declines over the past twelve months by exiting from our unprofitable Zutopia chain, restructuring its management team, including the hiring of a new creative director for the Wet Seal division, initiating a new marketing campaign for the Wet Seal division, reviewing overhead and operating expenses at the store and corporate level, replacing the Company’s $50.0 million working capital facility with a new $50.0 million senior secured credit facility and raising $25.6 million of net proceeds from the sale of approximately 6.0 million shares of Wet Seal, Inc. Class A common stock and warrants to acquire an additional 2.1 million shares of Wet Seal, Inc. Class A common stock in a private placement transaction. However, these initiatives overall have not provided the anticipated results to date. Our marketing and design efforts for our Wet Seal division were planned around our fiscal 2004 “Back-To-School” season. Our comparable store sales for the four week period ended August 28, 2004 declined 14.8% and reflected an acceleration of our negative comparable store sales trend from our second quarter which was a negative 10.9%. In August, our creative director for the Wet Seal division resigned. In addition, for the six months ended July 31, 2004, we used $48.8 million of cash to fund operations and capital expenditures and have significantly reduced our cash and investment balances despite our capital raising efforts.

Due to our financial results over the past 24 months, we have begun to experience a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in some instances, shorten vendor credit terms. As a result of our “Back-To-School” comparable sales through August 28, 2004 and our expectations the remainder of fiscal 2004, the credit tightening from factors, vendors and others has increased and placed additional demand on the Company’s liquidity in order to maintain the flow of new merchandise into our stores. Continued credit tightening and increased merchandise delays could jeopardize our holiday season business and as a result, our cash flow position.

As a result of recent operating performance and other events, we have begun taking other steps in an effort to improve operating results. These steps include filling the vacant creative director’s position for the Wet Seal division, creating promotional events within the Wet Seal division in an effort to increase traffic counts, evaluating the potential closure of certain unprofitable stores in an effort to improve cash flow and operating results, executing further cost cutting initiatives and seeking additional financing. Currently, we are in the process of completing a junior secured term loan of between $7.0 million and $9.0 million.

Our ability to fund our future operations and capital expenditures will depend upon our ability in the near term to access the capital markets and our near term financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. There can be no assurance (i) that additional funding will become available to us on either a short-term or long-term basis, (ii) that the terms of any additional funding would not be materially adverse to us including higher interest rates, the imposition of restrictive covenants, the pledging of assets, the sale of assets, the dilution of existing stockholders’ interest or otherwise, or (iii) that we will not be required to consider reductions in capital and other expenditures, the sale of assets or other strategic alternatives, including a reorganization under Chapter 11 of the U.S. bankruptcy code (see “Risk Factors” set forth elsewhere in this report).

Code of Conduct

We recently introduced a Code of Conduct for Vendors and Suppliers for our domestic and foreign suppliers which provides guidelines for their employment practices such as wage and benefits, health and safety, working age, environmental conditions and related employment matters.

Appointment of Special Committee

In light of the uncertainty of our ability to fund our future operations and capital expenditures, our Board of Directors has established and empowered a special committee of three independent directors to analyze appropriate alternatives to enhance shareholder value. In connection therewith, the Board of Directors has authorized that committee, among other things, to engage the services of a financial advisor. The special committee is completing the process of engaging an investment banker as its financial and strategic advisor and is analyzing financial alternatives within its mandate.

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

Our accounting policies include certain policies that require more significant management judgments and estimates. These include revenue recognition, inventory and long-lived asset valuations, recovery of deferred income taxes, and insurance coverage.

Revenue Recognition

Sales are recognized upon purchase by customers at the Company’s retail store locations or through the Company’s web-site. For online sales, revenue is recognized at the estimated time goods are received by customers. Additionally, shipping and handling fees billed to customers is classified as revenue. Customers typically receive goods within 5-7 days of being shipped. The Company has recorded reserves to estimate sales returns by customers based on historical sales return results. A customer may return regular or promotionally priced merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s expectation and the reserves established. Shipping and handling fees billed to customers are included in net sales and approximated $85 and $59 for the quarters ended July 31, 2004 and August 2, 2003 and $155 and $97 for the six months ended July 31, 2004 and August 2, 2003, respectively.

The Company recognizes the sales from gift cards and the issuance of store credits as they are redeemed.

The Company, through its Wet Seal division, has a Frequent Buyer Card program that entitles the customer to receive a 10 percent discount on all purchases made during the twelve-month program period. The annual membership fee of $20.00 is non-refundable. Revenue is recognized over the twelve-month membership period based upon historical spending patterns for Wet Seal customers.

Inventory Valuation

Merchandise inventories are stated at the lower of cost (first in, first out) or market. Cost is determined using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying a specific average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Markdowns for clearance activities are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, and age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. For the second quarter ending July 31, 2004, total markdowns on a cost basis represented 21.3% of sales compared to 19.0% for the second quarter of the prior fiscal year ended August 2, 2003.

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

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened. In light of disappointing sales results during the back-to-school period, the current expectation for continued operating losses and the Company’s most recent historical operating performance, the Company concluded that an indication of impairment existed as of July 31, 2004. Accordingly, the Company conducted an impairment evaluation in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) as of July 31, 2004. This analysis included reviewing the stores’ historical cash flows, estimated future cash flows over remaining lease terms and recoverability of each store’s long-lived assets. Based on the results of this analysis the Company wrote down the carrying value of these impaired long-lived assets as of July 31, 2004 by $36.7 million, a non cash charge to the consolidated statement of operations.

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of recent disappointing sales results during the back-to-school season and the Company’s most recent historical operating performance, the Company concluded that it is more likely than not that the Company will not realize its net deferred tax assets. As a result of this conclusion, the Company reduced its deferred tax assets by establishing a tax valuation allowance of $38.8 million as of July 31, 2004. In addition, the Company will discontinue recording income tax benefits in our consolidated condensed income statements of operations until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.

Insurance Coverage

The Company is partially self-insured for its worker’s compensation and group health plans. Under the workers’ compensation insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $1,600,000. Under the Company’s group health plan, the Company is liable for a deductible of $100,000 for each claim and an aggregate monthly liability of $500,000. The monthly aggregate liability is subject to the number of participants in the plan each month. For both of the insurance plans, the Company records a liability for the costs associated with reported claims and a projected estimate for unreported claims due to historical experience and industry standards. The Company will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause the Company to revise its estimate of potential losses and affect its reported results.

New Accounting Pronouncements

Information regarding new accounting pronouncements is contained in Item 1, Note 1 to the Consolidated Condensed Financial Statements.

Results of operations

Except as otherwise noted, the following discussion of our financial position and results of operations excludes our discontinued Zutopia division, which was closed by the second week of the second quarter of fiscal year 2004.

The following table sets forth selected income statement data as a percentage of net sales for the fiscal periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales Three Months Ended		As a Percentage of Sales Six Months Ended
Fiscal Period Ended	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, merchandise planning, distribution and occupancy costs)	89.9%	84.4%	88.0%	81.8%

Gross margin	10.1%	15.6%	12.0%	18.2%
Selling, general and administrative expenses	35.7%	30.7%	37.4%	30.7%
Asset impairment	34.7%	0.0%	17.9%	0.0%

Operating loss	(60.4)%	(15.1)%	(43.2)%	(12.5)%
Interest income, net	0.0%	0.3%	0.1%	0.3%

Loss before provision (benefit) for income taxes	(60.4)%	(14.8)%	(43.1)%	(12.1)%
Provision (benefit) for income taxes	36.8%	(5.2)%	14.6%	(4.2)%

Loss from continuing operations	(97.2)%	(9.6)%	(57.7)%	(7.9)%
Loss from discontinued operations, net of income taxes	(0.1)%	(1.4)%	(2.2)%	(1.2)%

Net loss	(97.2)%	(10.9)%	(59.9)%	(9.0)%

Second Quarter Fiscal 2004 Compared to Second Quarter Fiscal 2003

Net Sales

July 31, 2004	Change From Prior Year Fiscal Quarter	August 2, 2003
(in millions)
Net sales	$105.7	$(17.0)	-13.9%	$122.7
Comparable store sales percentage	-10.9%

The decrease in sales in the second quarter of fiscal year 2004 was primarily due to the comparable store sales decline of 10.9% compared to a comparable store sales decrease of 20.0% in the second quarter of fiscal 2003.

•	Comparable store sales declined as a result of a 19.1% decrease in the number of sales transactions per store. We believe the comparable store decline in transactions is due to a number of factors, including, missed fashion trends by the Wet Seal division, our attempt at re-establishing Wet Seal’s presence in the junior market and a more competitive environment for the Wet Seal target customer. The effect of the lower sales transactions was partially mitigated by a higher average dollar sale in both operating divisions.

•	Revenues from e-commerce sales, while only 0.8% of total continuing operations revenue, have almost doubled compared to the second quarter of the prior fiscal year.

Cost of Sales (including buying, merchandise planning, distribution and occupancy)

July 31, 2004	Change From Prior Year Fiscal Quarter	August 2, 2003
(in millions)
Cost of Sales (including buying, merchandise planning, distribution and occupancy)	$95.1	$(8.4)	-8.1%	$103.5
Percent of net sales	89.9%	5.5%	84.4%

Our cost of sales, in addition to direct merchandise cost, includes our buying, merchandise planning, distribution and occupancy costs. The dollar amount of cost of sales decreased as a result of fewer stores and lower sales per store for existing stores. The increase as a percentage of sales for the second quarter of fiscal year 2004 compared to the same quarter last year was the result of several key factors:

•	The overall cost of sales percentage was significantly impacted by the loss of sales volume. The effect of lower sales volume on markdowns, shrink, occupancy, distribution, buying and planning increased our cost of sales as a percentage of sales by 584 basis points. Occupancy costs as a percentage of sales increased 340 basis points, more than half of the percentage point increase, due to the lower sales volume.

•	Spending for buying and planning costs increased 66 basis points, reflecting the addition and upgrading of staff. These staff changes were due to the addition of a chief merchandise officer for the Wet Seal division, a new executive vice president of planning & allocation, and a new senior vice president of design hired to establish unique designer lines for the Wet Seal division.

•	Initial markup increased 100 basis points as a result of imports being a larger percentage of total purchases offsetting the increase identified above. Imported merchandise generally has a larger markup component versus domestically sourced goods.

Selling, General and Administrative Expenses

July 31, 2004	Change From Prior Year Fiscal Quarter	August 2, 2003
(in millions)
Selling, general & administrative expenses	$37.7	$—	0.0%	$37.7
Percent of net sales	35.7%	5.0%	30.7%

Our selling, general and administrative (SG&A) expenses are comprised of two components. The selling expense component includes store and field support costs including supervisory personnel, advertising, and merchandise delivery costs as well as internet/catalog processing costs. The general and administrative (G&A) expense component includes the cost of corporate overhead functions such as legal, accounting, information systems, human resources, real estate, and other centralized services. As a percent of sales, SG&A expenses increased 500 basis points compared to the prior year second quarter. The major components to the increase as a percent of sales was:

•	Approximately 480 basis points of the increase in the selling, general and administrative expense percentage was due to lower sales volume.

•	Increased spending for consulting services, or 52 basis points, related to efforts to improve merchandising techniques and in-store execution.

•	We increased our advertising spending approximately 40 basis points associated with improving brand awareness and promotional campaigns using radio and magazine media this year.

•	Legal and audit fees increased 48 basis points associated with legal matters surrounding the separation of two executive officers of the Company and due to Sarbanes-Oxley compliance work.

•	We experienced lower freight charges for merchandise and supply deliveries to stores of approximately 120 basis points, as a result of reduced freight rates and fewer store deliveries.

Asset Impairment

We recorded a non-cash impairment charge of $36.7 million related to certain long-lived assets at July 31, 2004 including store related assets such as leasehold improvements, furniture, fixtures and equipment. We recorded the impairment charge on certain long-lived assets as a result of disappointing sales results for our “Back-To-School”

season, our expectations for operating results for the third quarter and recent historical results. We determined the impairment charge in accordance with SFAS 144. Our evaluation and determination of the impairment charge was the result of a store-by-store analysis, their respective historical operating performance over the past three years as well as their future operating performance over the remaining lease term.

Net Interest Income (expense)

July 31, 2004	Change From Prior Year Fiscal Quarter	August 2, 2003
(in millions)
Net interest income (expense)	$—	$(0.4)	-100.0%	$0.4
Percent of net sales	0.0%	-0.3%	0.3%

The decrease in net interest income was primarily due to a decrease in invested cash balances compared to the same period a year ago. Total cash and investments were $36.4 million at the end of July 31, 2004 compared to $89.9 million at August 2, 2003.

Income Taxes Provision (benefit)

July 31, 2004	Change From Prior Year Fiscal Quarter	August 2, 2003
(in millions)
Income taxes - provision (benefit)	$38.8	$45.1	-715.9%	$(6.3)
Effective tax rate	0.0%	-35.0%	35.0%

The change in income taxes from the same quarter a year ago was a result of establishing a tax valuation allowance of $38.8 million against all of our deferred tax assets. This was deemed necessary in light of recent disappointing sales results, our expectation for third quarter operating results and our most recent historical operating performance. We established this tax valuation allowance in accordance with SFAS 109 “Accounting for Income Taxes”, which requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future.

The Six Months Ended July 31, 2004 Compared to the Six Months Ended August 2, 2003

Net Sales

July 31, 2004	Change From Prior Year Six Months Ended	August 2, 2003
(in millions)
Net sales	$205.6	$(37.3)	-15.4%	$242.9
Comparable store sales percentage	-14.0%

The decrease in sales for the six months ended July 31,2004 was primarily due to the comparable store sales decline of 14.0% compared to a comparable store sales decrease of 22.9% for the prior year six months ended August 2, 2003.

•	Comparable store sales declined as a result of a 20.7% decrease in the number of sales transactions per store. This decrease was the result of lower sales transactions per store for the Wet Seal division. We believe the comparable store decline in transactions is due to a number of factors, including, missed fashion trends by the Wet Seal division, our attempt at re-establishing Wet Seal’s presence in the junior market and a more competitive environment for the Wet Seal target customer. The effect of the lower sales transactions was somewhat offset by a higher average dollar sale in both operating divisions.

•	Revenues from e-commerce sales, while only 0.9% of total continuing operations revenue, have more than doubled compared to the prior year six months ended August 2, 2003.

Cost of Sales (including buying, merchandise planning, distribution and occupancy)

July 31, 2004	Change From Prior Year Six Months Ended	August 2, 2003
(in millions)
Cost of Sales (including buying, merchandise planning, distribution and occupancy)	$180.8	$(17.8)	-9.0%	$198.6
Percent of net sales	88.0%	6.2%	81.8%

Our cost of sales, in addition to direct merchandise cost, includes our buying, merchandise planning, distribution and occupancy costs. The decrease in cost of sales of $17.8 million was the result of fewer stores in operation and lower average store sales from existing stores.

The increase as a percentage of sales for the six months ended July 31, 2004 compared to the same six months ended August 2, 2003 last year was the result of:

•	The overall cost of sales was significantly impacted by the loss of sales volume. The effect of lower sales volume on markdowns, shrink, occupancy, distribution, buying and merchandise planning increased cost of sales as a percentage of sales by 590 basis points. The effect of occupancy costs on lower average store sales volume, or 480 basis points, was the primary factor for the increase.

•	We experienced an approximately 30 basis point increase related to increased spending for buying and merchandise planning. This increase was related to additions and upgrading of staff. These staff changes were due to the addition of a chief merchandise officer for the Wet Seal division, a new executive vice president of planning & allocation, and a new senior vice president of design hired to establish unique designer lines for the Wet Seal division.

Selling, General and Administrative Expenses

July 31, 2004	Change From Prior Year Six Months Ended	August 2, 2003
(in millions)
Selling, general & administrative expenses	$76.8	$2.3	3.1%	$74.5
Percent of net sales	37.4%	6.7%	30.7%

Our selling, general and administrative (SG&A) expenses are comprised of two components. The selling expense component includes store and field support costs including supervisory personnel, advertising, and merchandise delivery costs as well as internet processing costs. The general and administrative (G&A) expense component includes the cost of corporate overhead functions such as legal, accounting, information systems, human resources, real estate, and other centralized services. We increased spending for SG&A by $2.3 million compared to last year and as a percent of sales, SG&A expenses increased 670 basis points compared to the same period last year. The principal factors for the increases were:

•	Approximately 450 basis points of the SG&A increase was related to lower sales volume, or the de-leveraging of SG&A expenses.

•	Spending for store payroll and related benefits increased approximately $2.6 million from the same six months of last year due to in-store staffing improvements which resulted in higher average salaries for many store–level employees compared to the second quarter of the prior fiscal year. In addition, there was also an increase in store level bonuses over the prior year mainly due to the continued success of the Arden B. division. These spending increases amounted to approximately a 120 basis point increase on the SG&A percent to sales.

•	There was increased investment of $0.9 million, or 90 basis points in marketing to the same six months of last year. The increase is primarily due to new marketing initiatives for the Wet Seal division. Initiatives included an increase in print and radio advertising, appointment of a new public relations agency and improved visual presentation and in store signage for both the Wet Seal and Arden B. division.

•	Spending for outside professional services increased by approximately $0.5 million, or 30 basis points compared to the prior year. The increase was primarily due to efforts to improve in-store merchandising techniques and execution and Sarbanes-Oxley compliance work.

•	Legal and audit fees increased by $1.2 million, or 60 basis points, compared to the same period a year ago. The increase in legal was primarily due to matters surrounding the separation of two executive officers of the company and other legal matters. Audit, tax and other related fees increased primarily due to compliance with the Sarbanes-Oxley Act of 2002, and the outsourcing of income tax preparation work previously performed by company personnel last year.

•	The costs of computer maintenance also contributed to the SG&A increase by $0.6 million, or 30 basis points, over the same six months of the prior year. There was required ongoing maintenance for the software and hardware that was not reflected in the prior year as it was favorably negotiated upon the original purchase and implementation.

•	The increased costs were offset by spending reductions of $1.8 million, or 50 basis points, for merchandise delivery costs, and a $2.1 million, or 60 basis points, reduction for certain store level supplies versus the same period a year ago. Freight costs for store deliveries were lower due to lower freight rates and curtailment of inter-store merchandise transfers. Certain store level supplies, such as bags and boxes were lower than a year ago due to the reduction of excess quantities.

Asset Impairment

We recorded a non-cash impairment charge of $36.7 million related to certain long-lived at July 31, 2004 including store related assets such as leasehold improvements, furniture, fixtures and equipment. We recorded the impairment charge on certain long-lived assets as a result of disappointing sales results for “Back-To-School”, our expectations for operating results for the third quarter and recent historical results. We determined the impairment charge in accordance with SFAS 144. Our evaluation and determination of the impairment charge was the result of a store-by-store analysis, their respective historical operating performance over the past three years as well as their future operating performance over the remaining lease term.

Net Interest Income (expense)

July 31, 2004	Change From Prior Year Six Months Ended	August 2, 2003
(in millions)
Net interest income (expense)	$0.2	$(0.6)	-75.0%	$0.8
Percent of net sales	0.1%	-0.2%	0.3%

The decrease in net interest income was primarily due to a decrease in invested cash balances compared to the same period a year ago. Total cash and investments were $36.4 million at the end of the second quarter compared to $89.9 million at the end of the second quarter of the prior year.

Income Taxes Provision (benefit)

July 31, 2004	Change From Prior Year Six Months Ended	August 2, 2003
(in millions)
Income taxes - provision (benefit)	$30.0	$40.3	-391.3%	$(10.3)
Effective tax rate	0.0%	-35.0%	35.0%

The change in income taxes from the same quarter a year ago was a result of establishing a tax valuation allowance of $38.8 million against all of our deferred tax assets. This was deemed necessary in light of recent disappointing sales results and our most recent historical operating performance. We established this tax valuation allowance in accordance with SFAS 109 “Accounting for Income Taxes”, which requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future.

Discontinued Operations

The loss reported in the first quarter for the discontinued Zutopia chain included the loss associated with the division’s operating losses as well as the $5.3 million lease termination costs for the 27 Zutopia store closures. The loss reported in the second quarter included the operating losses of four Zutopia stores closed during the first two weeks of the second quarter.

Liquidity and Capital Resources

Net cash used in operating activities for continuing operations was $44.4 million for the six months ended July 31, 2004, compared to $14.7 million net cash provided by operating activities for the same period last year. Operating cash flows were directly impacted by our loss from continuing operations of $118.6 million, offset by non-cash charges of $11.3 million related to depreciation and amortization, $36.7 million for an asset impairment charge, $27.6 million tax valuation allowance and other non-cash items of $0.7 million. We used $2.2 million of cash related to changes in operating assets and liabilities. This net use included a $10.7 million tax refund received in March 2004 offset by inventory growth net of trade payables and accrued liabilities of $14.2 million. At July 31, 2004, the net owned inventory ratio was 1.68 compared to the prior year ratio of .94. This ratio increased due to higher inventory balances as a result of lower than anticipated sales and the acceleration of payment terms on merchandise payables.

Cash provided by investing activities of $45.1 million included the net sales of marketable securities of $49.5 million offset by capital expenditures of $4.4 million primarily associated with new store development. Cash provided by financing activities of $25.8 million consisted of net proceeds of $25.6 related to the private placement of 6.0 million shares of Wet Seal, Inc. Class A and warrants to acquire an additional 2.1 million shares of Wet Seal, Inc Class A common stock and the exercise of stock options of $0.2 million.

Net cash used in discontinued operations for the Zutopia division was $3.6 million which included a loss of $4.5 million offset by a net increase in the cash components of our working capital related to discontinued operations of approximately $0.9 million.

The total of cash and investments at July 31, 2004 was $36.4 million, compared to $89.9 million at August 2, 2003 and $63.5 at January 31, 2004.

Capital improvements totaled $4.4 million for the six-month period ending July 31, 2004 compared to $11.0 million at August 2, 2003. The expenditure of $4.4 million primarily reflects costs for 7 new stores and 8 remodels completed during the six months of fiscal year 2004. During the six months of fiscal year 2003, we opened 25 stores and remodeled 17 stores. Capital expenditures for fiscal year 2004 are anticipated to be approximately $9.5 million, relating primarily to new store openings and remodels.

Our working capital at July 31, 2004 was $30.6 million compared to $56.5 million at August 2, 2003 and $38.6 million at January 31, 2004. The overall reduction in our working capital primarily reflects cash used in operations, capital expenditures and for lease buy-out requirements related to the closure of the Zutopia stores.

On October 1, 2002, our Board of Directors authorized the repurchase of up to 5,400,000 shares of our outstanding Class A common stock. This amount included the remaining shares previously authorized for repurchase by the Board of Directors. During fiscal years 2002 and 2003 the Company repurchased 1,071,900 shares and retired these shares. As of July 31, 2004, there were 4,328,100 shares remaining that are authorized for repurchase. Presently, there are no plans to repurchase additional shares.

As of the end of the first quarter of fiscal year 2004, we were not in compliance with two covenants as outlined under our $50 million revolving line-of-credit arrangement with Bank of America, N.A. We received a waiver from the bank for the non-compliance with these covenants, which relate to cash and net worth requirements. In connection with obtaining the waiver, the credit agreement was amended on May 3, 2004 reflecting a reduction of the line-of-credit from $50.0 million to $40.0 million and restricting the Company from allowing cash advances, issuing standby letters of credit, shipside bonds or air releases from April 30, 2004 until July 1, 2004.

On May 26, 2004, the Company replaced the existing amended revolving line-of-credit arrangement with a $50 million senior revolving credit facility (the “New Credit Facility”), including a $50 million sub-limit for letters of credit, with Fleet Retail Group, Inc which matures May 26, 2007. The New Credit Facility will be used for working capital needs and the issuance of letters of credit. The Company’s obligations under the New Credit Facility are secured by all presently owned and hereafter acquired assets of the Company and its wholly-owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the New Credit Facility. The obligations of the Company and the subsidiary borrowers under the New Credit Facility are guaranteed by another wholly owned subsidiary of the Company, Wet Seal GC, Inc. At August 28, 2004 $12.0 million was available to borrow under this New Credit Facility.

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

At July 31, 2004, there were no outstanding borrowings related to the New Credit Facility line-of-credit. There were $19.7 million in open letters of credit related to merchandise purchases and $19.2 million in outstanding standby letters of credit, which included $15.0 million for inventory purchases. At July 31, 2004, the Company was in compliance with all covenant requirements related to the New Credit Facility.

Due to our financial results over the past 25 months, we have begun to experience a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in some instances, shorten vendor credit terms. As a result of our “Back-To-School” comparable sales through August 28, 2004 and our expectations for the remainder of fiscal 2004, the credit tightening from factors, vendors and others has increased and placed additional demand on the Company’s liquidity in order to maintain the flow of new merchandise into our stores. Continued credit tightening and increased merchandise delays could jeopardize our holiday season business and as a result, our cash flow position.

We have incurred operating losses during the past eight quarters including the first six months of fiscal year 2004. Management has responded to the operating decline by exiting from our unprofitable Zutopia chain, placing a new $50.0 million senior secured revolving credit facility, completed on June 29, 2004 a $25.6 million private equity financing through the sale of 6.0 million shares of Wet Seal, Inc. Class A common stock and warrants to acquire an additional 2.1 million shares of Wet Seal, Inc. Class A common stock, initiated new marketing campaign for the Wet Seal division in addition to reviewing overhead and operating expenses at the store and corporate level. We are also currently pursuing additional capital in the form of a junior secured term loan of between $7.0 million to $9.0 million. However, there is no assurance that we will be able to finalize our additional financing arrangement and/or that financing will be available in the future, and if available, at terms and conditions agreeable to us. Should the Company be unable to execute their plans and obtain additional financing, the Company may be unable to continue as a going concern for a reasonable period of time. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In light of the uncertainty of our ability to fund our future operations and capital expenditures, our Board of Directors has established and empowered a special committee of three independent directors to analyze appropriate alternatives to enhance shareholder value. In connection therewith, the Board of Directors has authorized that committee, among other things, to engage the services of a financial advisor. The special committee is completing the process of engaging an investment banker as its financial and strategic advisor and is analyzing financial alternatives within its mandate.

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

Commitments and Contingencies

Our principal contractual obligations consist of minimum annual rental commitments under non-cancelable leases for our stores, our corporate office, warehouse facility, automobiles, computer equipment and copiers. We also have commitments to fund a supplemental employee retirement plan. At July 31, 2004, our contractual obligations under these leases and other commitments were as follows (in thousands):

Contractual Obligations (in thousands)	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases	$382,600	$64,200	$167,500	$77,700	$73,200
Supplemental Employee Retirement Plan	$1,600	—	$1,600	—	—

We maintain a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one director. The SERP provides for retirement death benefits through life insurance and for retirement benefits. The Company funded the SERP in 1998 and 1997 through contributions to a trust fund known as a “Rabbi” trust.

Our principal commercial commitments consist of letters of credit, related primarily to securing procurement of merchandise. At July 31, 2004, our contractual commercial commitments under these letters of credit arrangements were as follows (in thousands):

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Letters of credit	$38,900	$38,900	—	—	—

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

Actual events and results may differ from those expressed in any forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section below.

RISK FACTORS

Risks Related to our Business

The special committee appointed by the Company’s Board of Directors

In light of the uncertainty of our ability to fund our future operations and capital expenditures, our Board of Directors has established and empowered a special committee of three independent directors to analyze necessary alternatives to enhance shareholder value. The special committee is analyzing financial alternatives within its mandate, which include, if the special committee deems it appropriate, after receiving and considering the views of its professional advisors, a reorganization under Chapter 11 of the U.S. bankruptcy code.

We have incurred operating losses and negative cash flows in recent periods, which have led to liquidity constraints. Further, we have begun to experience a tightening of credit extended to us by vendors, factors and others for merchandise and services, which could cause us to experience delays or disruptions in merchandise flow.

We have incurred operating losses during the past eight quarters, and expect to experience further operating losses in the third quarter of fiscal 2004. In addition, we experienced negative cash flows during all of fiscal 2003 and the first two quarters of fiscal 2004. As a result, the substantial cash and short-term investment balances which we have historically maintained have been substantially depleted and we have encountered liquidity constraints. If our operating losses and negative cash flows continue at the same rate, our liquidity constraints could become more severe and we will be forced to seek alternatives to address these constraints, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the U.S. bankruptcy code.

Because of our recent financial results, we have begun to experience a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in some instances, shorten vendor credit terms. To date, we have experienced some delays or disruption of merchandise flow. As a result of our “Back-To-School” comparable sales through August 28, 2004 and our expectations for our third quarter ending October 30, 2004, the credit tightening from factors, vendors and others has increased and placed additional demand on the Company’s liquidity in order to maintain the flow of new merchandise into our stores. Continued credit tightening and increased merchandise delays could jeopardize our Holiday season business and as a result, our cash flow position.

We may be unable to reverse declines in comparable store sales and net losses from continuing operations, both of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Growth in our business depends, in part, on our ability to reverse declines in comparable store sales and then sustain comparable store sales growth. We use the term “comparable store sales” to refer to sales in stores that have been open for at least 14 full fiscal months. Our ability to improve our comparable store sales results depends in large part on a number of factors, including improving our forecasting of demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base, managing inventory effectively, using more effective pricing strategies, optimizing store performance by closing under performing stores, calendar shifts of holiday periods and general economic conditions.

Our comparable store sales results have declined significantly in the past year and have continued to decline in the first quarter and second quarter of fiscal 2004. Comparable store sales for the second quarter of fiscal 2004 declined 10.9% and declined 14.8% during August 2004. We experienced a net loss from continuing operations during the second quarter of fiscal 2004. We cannot assure you that we will not experience future declines in comparable store sales and net losses from continuing operations, both of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Any failure to meet the expectations of investors or security analysts with respect to comparable store sales in one or more future periods could reduce the market price of our Class A common stock.

Covenants contained in our New Credit Facility with Fleet Retail Group, Inc., restrict the manner in which we conduct our business and our failure to comply with these covenants could result in a default under the New Credit Facility and, consequently, have a material adverse effect on our business, financial condition, growth prospects and ability to procure merchandise for our stores.

Our New Credit Facility with Fleet contains a number of covenants that restrict the manner in which we conduct of our business. Subject to certain exceptions these covenants restrict, among other things, our ability to:

•	incur additional indebtedness;

•	make investments and acquisitions;

•	grant liens;

•	pay dividends; and

•	close stores and dispose of their assets.

A breach of any of these covenants could result in default under the New Credit Facility, acceleration of any amounts due under this facility and the unavailability of the lines of credit available under this facility. As a result, our business, financial condition, growth prospects and ability to procure merchandise for our stores could be materially and adversely affected.

In addition, the New Credit Facility is secured by all presently owned and hereafter acquired assets of our company and our wholly-owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the New Credit Facility. These secured assets include all of our trademarks. If an event of default occurs under the New Credit Facility, then the lenders under the New Credit Facility may foreclose on these assets, including our trademarks, which would have a material adverse effect on our business.

If we are unable to anticipate and react to new fashion trends and/or if there is a decrease in the demand for fashionable, casual apparel, our financial condition and results of operations could be adversely affected.

The retail apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our brand image and our ability to return to profitability are heavily dependent upon both the priority our target customers place on fashion and on our ability to anticipate, identify and capitalize upon emerging fashion trends. If we fail to anticipate, identify or react appropriately or in a timely manner to these fashion trends, we could experience reduced consumer acceptance of our products, a diminished brand image and higher markdowns. These factors could result in lower selling prices and sales volumes for our products, which could adversely affect our financial condition and results of operations. This risk is particularly acute because we rely on a limited demographic for a large percentage of our sales.

Our sales and ability to return to profitability also depend upon the continued demand by our customers for fashionable, casual apparel. Demand for our merchandise could be negatively affected by shifts in consumer discretionary spending to other goods such as electronic equipment, computers and music. If the demand for apparel and related merchandise were to decline, our financial condition and results of operations would be adversely affected by any resulting decline in sales.

Our failure to successfully implement our new sourcing and supply program could have a material adverse effect on our business and results of operations.

We have recently introduced a new company-wide sourcing and supply program. As part of this program, we expect that over time we will increase the volume of merchandise that is designed and developed by individuals working for our company and decrease the volume of merchandise that is designed and developed by third parties. In the future, we also expect that our merchandise will be primarily sourced from manufacturers located outside the United States, with less reliance on small clothing manufacturers located in the United States. We introduce numerous lines of merchandise per year, and even a brief delay in bringing new merchandise to market could harm our sales and financial results to the extent that the tastes of our customers change during that time. We believe that our new sourcing and supply program will mitigate this risk by enabling us to quickly develop and bring to market new merchandise before it is no longer in fashion with our customers. However, we cannot assure you that we will be able to successfully implement this program and our failure to do so, together with any accompanying supply chain disruptions that are not anticipated or mitigated, could have a material adverse effect on our business and results of operations.

Closing stores or curtailing certain operations could result in significant asset impairments and costs to us, which would adversely impact our financial results and cash position.

In the fourth quarter of fiscal 2003, we made a strategic decision to close all 31 of our Zutopia stores, due to the poor financial results of these stores and their limited ability to become profitable in the future in a highly competitive market. These closures took place in the first and second quarters of fiscal 2004. The financial losses generated by Zutopia and the write down of its fixed assets to their estimated fair value have been identified as discontinued operations.

In the second quarter of fiscal 2004 we determined that, in light of disappointing sales results during the back-to-school season and our most recent historical operating performance, it would be unlikely that we would recover or realize the carrying value of certain long-lived store assets and, accordingly, we wrote down the carrying value of these impaired assets by $36.7 million, a non-cash charge to our consolidated condensed statements of operations for the second quarter of fiscal 2004.

In the event that we decide in the future to close additional stores or curtail operations that are generating continuing financial losses, we would be required to write down the carrying value of these impaired assets to realizable value, a non-cash event which would negatively impact our earnings and earnings per share. Further, if we elect to close any stores before the expiration of the applicable lease term, we may be required to make payments to landlords to terminate or “buy out” the remaining term of the applicable lease. We also may incur costs related to the employees at such stores. All of the foregoing asset impairments and costs would adversely impact our financial results and cash position.

Our failure to effectively compete with other retailers for sales and locations could have a material adverse effect on our financial condition and results of operations.

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. We compete for sales with specialty apparel retailers, department stores and certain other apparel retailers, such as American Eagle, Banana Republic, BCBG, bebe, Charlotte Russe, Express, Forever 21, Gap, H&M, Old Navy, Pacific Sunwear and Urban Outfitters. We face a variety of competitive challenges, including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in a narrowly-defined market segment;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers in our target demographic;

•	efficiently sourcing merchandise; and

•	competitively pricing our products and achieving customer perception of value.

In addition to the competitive challenges specified above, many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do and may be better able to adapt to changing conditions that affect the competitive market. Also, our industry has low barriers to entry that allows the introduction of new products or new competitors at a faster pace. Any of these factors could result in reductions in sales or the prices of our products which, in turn, could have a material adverse effect on our financial condition and results of operations.

In addition, although we believe that we compete effectively for favorable site locations and lease terms in shopping malls and other locations, competition for prime locations and lease terms within shopping malls, in particular, and at other locations is intense and we cannot assure you that we will be able to obtain new locations or maintain our existing locations on terms favorable to us, if at all.

Because of the importance of our brand names, we may lose market share to our competitors if we fail to adequately protect our intellectual property rights.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We have registered trademarks for Wet Seal, Contempo Casuals and Arden B. (which is registered in the retail store services class and pending in others). We take actions to establish and protect our intellectual property. However, we cannot assure you that others will not imitate our products or infringe on our intellectual property rights. In addition, we cannot assure you that others will not resist or seek to block the sale of our products as violative of their intellectual property rights. If we are required to stop using any of our registered or non-registered marks, our sales could decline and, consequently, our business and results of operations could be adversely affected.

Our business is affected by local, regional and national economic conditions.

Our business is sensitive to consumer spending patterns and preferences. Various economic conditions affect the level of spending on the merchandise we offer, including general business conditions, interest rates, taxation, and the availability of consumer credit and consumer confidence in future economic conditions. Our growth, sales and profitability may be adversely affected by unfavorable occurrences in these economic conditions on a local, regional or national level. We are especially affected by economic conditions in California, where approximately 14% of our stores are located.

Further, the majority of our stores are located in regional shopping malls. We derive sales, in part, from the high volume of traffic in these malls. The inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, or the decline in popularity of malls as shopping destinations would reduce our sales volume and, consequently, adversely affect our financial condition and results of operations.

Our success depends upon the performance of our senior management and our ability to identify, hire and retain key management personnel.

Our success depends to a significant extent on the performance of our senior management, particularly personnel engaged in merchandising and store operations, and on our ability to identify, hire and retain additional key management personnel. Competition for qualified personnel in the retail apparel industry can be intense, and we cannot assure you that we will be able to identify, hire or retain the key personnel necessary to grow and operate our business as currently contemplated. Further, we have recently encountered difficulty in retaining senior management and there is a risk that we may lose additional members of senior management in the future.

Increases in Federal and state statutory minimum wages could increase our expenses, which could adversely affect our results of operations.

Connecticut, Illinois, Oregon, Rhode Island, Vermont and Washington have each increased their state minimum wages to a level that significantly exceeded the Federal minimum wage as of May 1, 2004. As of May 1, 2004, we operated a total of 31 stores in those states. These recent increases in the state statutory minimum wage and any future Federal or state minimum wage increases could raise minimum wages above the current wages of some of our employees. As a result, competitive factors could require us to make corresponding increases in our employees’ wages. Increases in our wage rates increase our expenses, which could adversely affect our results of operations.

“Inappropriate, unethical or illegal practices by our suppliers may negatively affect our sales and profitability.”

If one or more of our domestic or foreign suppliers engages in inappropriate, unethical or illegal practices and these practices are made known to the public, our customers may refuse to purchase our products. Accordingly, our sales and profitability may be negatively affected.

As part of our commitment to human rights, we require our domestic and foreign suppliers to abide by a Code of Conduct for Vendors and Suppliers, which sets forth guidelines for acceptable factory policies and procedures regarding workplace conditions, including wages and benefits, health and safety, working hours, working age, environmental conditions and ethical and legal matters. If one of our suppliers is not in compliance with our Code, we may be required to discontinue our relationship with that supplier, which could result in a gap in our inventory and negatively affect our sales and profitability.

Our business is seasonal in nature, and any decrease in our sales or margins during these periods could have a material adverse effect on our company.

The retail apparel industry is highly seasonal. We generate our highest levels of sales during the Christmas season, which begins the week of Thanksgiving and ends the first Saturday after Christmas, and the “back-to-school” season, which begins the last week of July and ends the first week of September. Our profitability depends, to a significant degree, on the sales generated during these peak periods. Any decrease in sales or margins during these periods, whether as a result of economic conditions, poor weather or other factors beyond our control, could have a material adverse effect on our company.

We depend upon key vendors to supply us with merchandise for our stores, and the failure of these vendors to provide this merchandise could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on our ability to purchase current season apparel in sufficient quantities at competitive prices. The inability or failure of our key vendors to supply us with adequate quantities of desired merchandise, the loss of one or more key vendors or a material change in our current purchase terms could adversely affect our financial condition and results of operations by causing us to experience excess inventories and higher markdowns. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. We cannot assure you that we will be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us in the future and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We depend upon a single distribution facility, and any significant disruption in the operation of this facility could harm our business, financial condition and results of operations.

The distribution functions for all of our stores are handled from a single, leased facility in Foothill Ranch, California. Any significant interruption in the operation of this facility due to a natural disaster, accident, system failure or other unforeseen event could delay or impair our ability to distribute merchandise to our stores and, consequently, lead to a decrease in sales. As a result, our business, financial condition and results of operations would be harmed.

We do not authenticate the license rights of our suppliers.

We purchase merchandise from a number of vendors who hold manufacturing and distribution rights under the terms of license agreements. We generally rely upon each vendor’s representation concerning those manufacturing and distribution rights and do not independently verify whether each vendor legally holds adequate rights to the licensed properties they are manufacturing or distributing. If we acquire unlicensed merchandise, we could be obligated to remove it from our stores, incur costs associated with destruction of the merchandise if the vendor is unwilling or unable to reimburse us and be subject to civil and criminal liability. The occurrence of any of these events could adversely affect our financial condition and results of operations.

We experience business risks as a result of our Internet business.

We compete with internet businesses that handle similar lines of merchandise. These competitors have certain advantages, including the inapplicability of sales tax and the absence of retail real estate and related costs. As a result, increased internet sales by our competitors could result in increased price competition and decreased margins. Our internet operations are subject to numerous risks, including:

•	reliance on third party computer and hardware providers;

•	diversion of sales from our retail stores; and

•	online security breaches and/or credit card fraud.

Our inability to effectively address these risks and any other risks that we face in connection with our internet business could adversely affect the profitability of our internet business.

We are subject to risks associated with our international operations, any of which could have a material adverse effect on our business, financial condition or results of operations.

A significant portion of our products are manufactured outside the United States. As a result, we are subject to the risk of greater losses from a number of risks inherent in doing business in international markets and from a number of factors beyond our control, any of which could have a material adverse effect on our business, financial condition or results of operations. These include:

•	import or trade restrictions (including increased tariffs, customs duties, taxes or quotas) imposed by the U.S. government in respect of the foreign countries in which our products are currently manufactured or any of the countries in which our products may be manufactured in the future;

•	political instability or acts of terrorism, significant fluctuations in the value of the U.S. dollar against foreign currencies and/or restrictions on the transfer of funds between the United States and foreign jurisdictions, any of which could adversely affect our merchandise flow and, consequently, cause our sales to decline; and

•	local business practices that do not conform to legal or ethical guidelines.

Our imports are limited by textile agreements between the United States and a number of foreign jurisdictions, including Hong Kong, China, Taiwan and South Korea. These agreements impose quotas on the amounts and types of merchandise that may be imported into the United States from these countries. These agreements also allow the United States to limit the importation of categories of merchandise that are not now subject to specified limits. The United States and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. In addition, none of our international suppliers or international manufacturers supplies or manufactures our products exclusively. As a result, we compete with other companies for the production capacity of independent manufacturers and import quota capacity. If we were unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because room or space under the necessary quotas was unavailable or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.

Our involvement in lawsuits, both now and in the future, could negatively impact our business.

The Company is currently a defendant in a number of lawsuits and has been involved in a variety of other legal proceedings in the past. Although the Company intends to vigorously defend the claims against it, if any of the claims in these lawsuits or a future lawsuit are resolved unfavorably to the Company, the Company may be required to pay substantial monetary damages or pursue alternative business strategies. This could have a material adverse effect on the Company’s business. In addition, the Company’s defense of these actions has resulted, and may continue to result, in substantial costs to it as well as require the significant dedication of management resources. If the Company chooses to settle any of these lawsuits, the settlement costs could have a material adverse effect on the Company’s cash resources and financial condition.

Recently, the Company and certain of its officers and directors have been named in several securities class action lawsuits. (See “Legal Proceedings” in Part II, Item 1 of this report).

Risks Related to our Class A Common Stock

Our stockholders may experience dilution of their investment.

In connection with our recent private placement, we issued 6,026,500 shares of our Class A common stock and warrants to acquire an additional 2,109,275 shares of Class A common stock, which caused our existing stockholders to experience substantial dilution in their investment in our company. If the liquidity issues described in these risk factors require us to obtain additional financing involving equity securities or securities convertible into equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of our Class A common stock to decline and impair our ability to raise additional financing.

The price of our Class A common stock has been and may continue to be volatile.

In the quarter ended July 31, 2004, fiscal 2002 and 2003, the daily closing price of our Class A common stock has ranged from a low of $4.03 to a high of $25.73. More recently, the price of our Class A common stock has declined below $2.00. The market price of our Class A common stock is likely to fluctuate, both because of actual and perceived changes in our operating results and prospects and because of general volatility in the stock market. The market price of our Class A common stock could continue to fluctuate widely in response to factors such as:

•	actual or anticipated variations in our results of operations;

•	the addition or loss of suppliers, customers and other business relationships;

•	changes in financial estimates of, and recommendations by, securities analysts;

•	conditions or trends in the apparel and consumer products industries;

•	additions or departures of key personnel;

•	sales of our common stock;

•	general market and economic conditions; and

•	other events or factors, many of which are beyond our control.

Fluctuations in the price and trading volume of our Class A common stock in response to factors such as those set forth above could be unrelated or disproportionate to our actual operating performance and could result in you losing all or a portion of your investment.

We have never paid dividends on our Class A common stock and do not plan to do so in the future.

Holders of shares of our Class A common stock are entitled to receive any dividends that may be declared by our board of directors. However, we have not paid any cash dividends on our Class A common stock and we do not expect to do so in the future. Also, our senior credit facility prohibits us from paying dividends to our stockholders. We intend to retain any future earnings to provide funds for operations of our business. Investors who anticipate the need for dividends from investments should not purchase our Class A common stock.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At July 31, 2004, no borrowings were outstanding under our credit facility. We are not a party to any derivative financial instruments. However, we are exposed to market risk related to changes in interest rates on the investment grade interest-bearing securities in which we invest. If there were changes in interest rates, those changes would affect the investment income we earn on those investments. Based on the weighted average interest rate of 0.70% on our invested cash balance during the three months ended July 31, 2004, if interest rates were to decrease 10%, net loss would increase by approximately $5,000 per year.

Item 4 - Controls and Procedures

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

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

Several securities class action lawsuits were reportedly filed in the United States District Court for the Central District of California, purportedly on behalf of all persons who purchased the Company’s common stock from January 7, 2004 through August 19, 2004. The Company has not been served with any of the complaints relating to these lawsuits. Based on one complaint which is publicly available, the lawsuit names as defendants the Company, the Company’s Chairman of the Board, Chief Executive Officer and Director, Peter D. Whitford, the Company’s Executive Vice President, Joseph E. Deckop, and the Company’s Director and former Chairman of the Board, Irving Teitelbaum. The publicly available complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts which were known to the defendants or disregarded by them.

In addition, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company’s management believes that, in the event of a settlement or an adverse judgment of any of the pending litigations, the Company is adequately covered by insurance. As of July 31, 2004, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on it.

Item 2 - Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities. Not Applicable

Item 3 - Defaults Upon Senior Securities. Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5 - Other Information.

The description of shareholder lawsuits described in “Item 1 - Legal Proceedings” is incorporated by reference herein.

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

The Wet Seal, Inc.
(Registrant)

Date: September 9, 2004	/S/ PETER D. WHITFORD
Peter D. Whitford
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2004	/S/ DOUGLAS C. FELDERMAN
Douglas C. Felderman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)