Form 10-Q
period 2004-10-30
WET SEAL INC
filed 2004-12-09
CIK 863456

THE UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, par value $.10 per share, at December 7, 2004 were 34,692,225 and 1,500,000, respectively. There were no shares of Preferred Stock, par value $.01 per share, outstanding at December 7, 2004.

THE WET SEAL, INC.

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated condensed balance sheets (unaudited) as of October 30, 2004 and January 31, 2004	3-4

	Consolidated condensed statements of operations (unaudited) for the 13 and 39 weeks ended October 30, 2004 and November 1, 2003	5

	Consolidated condensed statements of cash flows (unaudited) for the 39 weeks ended October 30, 2004 and November 1, 2003	6

	Notes to consolidated condensed financial statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION	52

Item 1.	Legal Proceedings	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Submission of Matters to a Vote of Security Holders	52

Item 5.	Other Information	52

Item 6.	Exhibits	53

SIGNATURE PAGE		54

EXHIBIT 10.1

EXHIBIT 10.2

EXHIBIT 10.3

EXHIBIT 10.4

EXHIBIT 10.5

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

THE WET SEAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands)

	October 30, 2004	January 31, 2004
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$22,769	$13,526
Short-term investments	—	30,817
Income tax receivable	448	11,195
Other receivables	311	1,364
Merchandise inventories	41,165	29,054
Prepaid expenses	4,701	3,278
Deferred tax assets	—	3,729
Current assets of discontinued operations	—	1,067

Total current assets	69,394	94,030

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	62,460	124,382
Furniture, fixtures and equipment	55,302	85,948
Leasehold rights	778	2,262

	118,540	212,592
Less accumulated depreciation	(73,381)	(119,798)

Net equipment and leasehold improvements	45,159	92,794

LONG-TERM INVESTMENTS	—	19,114

OTHER ASSETS:
Deferred tax assets	—	23,861
Other assets	1,589	1,208
Goodwill	6,323	6,323
Non-current assets of discontinued operations	—	7

Total other assets	7,912	31,399

Total assets	$122,465	$237,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - merchandise	$19,516	$18,972
Accounts payable - other	6,939	10,157
Income taxes payable	1,465	1,752
Accrued liabilities	23,468	23,229
Current liabilities of discontinued operations	153	1,353

Total current liabilities	51,541	55,463

LONG-TERM LIABILITIES:
Long-term debt	8,000	—
Deferred rent	9,476	9,251
Other long-term liabilities	6,394	3,270
Liabilities of discontinued operations	—	410

Total long-term liabilities	23,870	12,931

Total liabilities	75,411	68,394

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, authorized, 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 60,000,000 shares; 34,660,657 and 25,599,801 shares issued and outstanding at October 30, 2004 and January 31, 2004, respectively	3,466	2,560
Common Stock, Class B convertible, $.10 par value, authorized 10,000,000 shares; 1,500,000 and 4,502,833 shares issued and outstanding at October 30, 2004 and January 31, 2004, respectively	150	450
Paid-in capital	89,106	63,890
(Accumulated deficit) Retained earnings	(45,668)	102,043

Total stockholders’ equity	47,054	168,943

Total liabilities and stockholders’ equity	$122,465	$237,337

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$110,810	$131,822	$316,366	$374,729

Cost of Sales (including buying, merchandise planning, distribution and occupancy costs)	92,911	102,963	273,737	301,601

Gross Margin	17,899	28,859	42,629	73,128
Selling, general and administrative expenses	42,557	39,019	119,201	113,561
Asset impairment	—	—	36,709	—

Operating loss	(24,658)	(10,160)	(113,281)	(40,433)
Interest income, net	16	364	75	1,189

Loss before provision (benefit) for income taxes	(24,642)	(9,796)	(113,206)	(39,244)
Provision (benefit) for income taxes	—	(3,429)	29,998	(13,735)

Net loss from continuing operations	(24,642)	(6,367)	(143,204)	(25,509)
Loss from discontinued operations, net of income taxes	—	(1,160)	(4,507)	(3,959)

Net loss	($24,642)	($7,527)	($147,711)	($29,468)

Loss per share, basic:
Continuing operations	($0.68)	($0.21)	($4.37)	($0.86)
Discontinued operations	($0.00)	($0.04)	($0.14)	($0.13)

Net loss	($0.68)	($0.25)	($4.51)	($0.99)

Loss per share, diluted:
Continuing operations	($0.68)	($0.21)	($4.37)	($0.86)
Discontinued operations	($0.00)	($0.04)	($0.14)	($0.13)

Net loss	($0.68)	($0.25)	($4.51)	($0.99)

Weighted average shares outstanding, basic and diluted	36,160,657	29,770,915	32,799,860	29,651,479

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	39 Weeks Ended
	October 30, 2004	November 1, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	($143,204)	($25,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,359	18,836
Asset impairment	36,709	—
Loss on disposal of equipment and leasehold improvements	687	467
Loss on sale of bonds	80	—
Deferred taxes	27,590	—
Stock compensation	300	806
Changes in operating assets and liabilities:
Income tax receivable	10,747	(7,101)
Other receivables	1,053	1,503
Merchandise inventories	(12,111)	(23,373)
Prepaid expenses	(1,423)	8,587
Other assets	(381)	3,453
Accounts payable and accrued liabilities	(2,735)	21,641
Income taxes payable	(287)	—
Deferred rent	225	546
Other long-term liabilities	3,124	(2,200)

Net cash used in operating activities	(64,267)	(2,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(4,695)	(12,662)
Investment in marketable securities	—	(16,122)
Proceeds from sale of marketable securities	49,482	19,558

Net cash provided by (used in) investing activities	44,787	(9,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	—	9,830
Repayments of line of credit borrowings	—	(9,830)
Purchase of treasury stock	—	(854)
Proceeds from issuance of stock	173	2,058
Proceeds from term loan	8,000	—
Proceeds from private placement of equity securities	25,649	—

Net cash provided by financing activities	33,822	1,204
Net cash used in discontinued operations	(5,099)	(10,298)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,243	(20,664)
CASH AND CASH EQUIVALENTS, beginning of period	13,526	21,969

CASH AND CASH EQUIVALENTS, end of period	$22,769	$1,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$596	$14
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Conversion of 3,002,833 Class B common shares to Class A	$300	$—

See accompanying notes to unaudited consolidated condensed financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements

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

The unaudited financial statements, accompanying this report, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations and has an accumulated deficit. On November 9, 2004, the Company signed a securities purchase agreement with S.A.C. Capital Associates, LLC and other investors which, if approved by the shareholders of the Company, would bring substantial additional capital to the Company. For information regarding the securities purchase agreement, refer to Note 11 to the Consolidated Condensed Financial Statements. Should the Company be unable to consummate the transactions contemplated by the securities purchase agreement, the Company may be unable to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks and 39 weeks ended October 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report of The Wet Seal, Inc. (the Company) for the year ended January 31, 2004.

Certain prior period amounts have been reclassified to conform to the fiscal 2004 presentation.

Significant Accounting Policies

Revenue recognition

Sales are recognized upon purchase by customers at the Company’s retail store locations or through the Company’s web-site. For on-line sales, revenue is recognized at the estimated time goods are received by customers. Additionally, shipping and handling fees billed to customers are classified as revenue. Customers typically receive goods within 5-7 days of being shipped. The Company has recorded reserves to estimate sales returns by customers based on historical sales return results. A customer may return regular or promotionally priced merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s expectation and the reserves established. Shipping and handling fees billed to customers are included in net sales and approximated $89,000 and $66,000 for the 13 week ended October 30, 2004 and November 1, 2003 and $244,000 and $162,000 for the 39 weeks ended October 30, 2004 and November 1, 2003, respectively.

The Company recognizes the sales from gift cards and the issuance of store credits as they are redeemed.

The Company, through its Wet Seal division, has a Frequent Buyer Card program that entitles the customer to receive between a 10 and 20 percent discount on all purchases made during the twelve-month program period. The annual membership fee of $20.00 is non-refundable. Based upon historical spending patterns for Wet Seal customers, revenue is recognized over the twelve-month membership period.

Inventory valuation

Merchandise inventories are stated at the lower of cost (first in, first out) or market. Cost is determined using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value and then converted to a cost basis by applying a specific average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Markdowns for clearance activity are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, and age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. For the 39 weeks ended October 30, 2004, total markdowns on a cost basis represented 19.0% of sales compared to 13.7% for the 39 weeks of the prior fiscal year ended November 1, 2003.

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

Long-lived assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened. In light of disappointing sales results during the back-to-school period, the expectation for continued operating losses through the end of fiscal 2004 and the Company’s historical operating performance, the Company concluded that an indication of impairment existed as of July 31, 2004. Accordingly, the Company conducted an impairment evaluation in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS”) as of July 31, 2004. This analysis included reviewing the stores’ historical cash flows, estimating future cash flows over remaining lease terms and determining the recoverability of each store’s long-lived assets. Based on the results of this analysis the Company wrote down the carrying value of these impaired long-lived assets as of July 31, 2004 by $36.7 million, a noncash charge to the consolidated statement of operations.

Deferred income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the back-to-school season and the Company’s historical operating performance, the Company concluded that it is more likely than not that the Company will not realize its net deferred tax assets. As a result of this conclusion, the Company reduced its deferred tax assets by establishing a tax valuation allowance of $38.8 million as of July 31, 2004. In addition, the Company has discontinued recognizing income tax benefits in the consolidated condensed income statements of operations until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

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

New accounting pronouncements

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued Interpretation No. 46 (R) (revised in December 2003) “Consolidation of Variable Interest Entities – An Interpretation of Accounting Principles Bulletin (“APB”) No. 51.” The adoption of FIN No. 46 and FIN No. 46 (R) did not have a material impact on the Company’s financial position or results of operation because the Company has no variable interest entities.

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

NOTE 2 - Stock-based Compensation

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

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Stock Volatility	81.38%	69.16%	81.38%	69.16%
Risk-Free Interest Rate	3.30%	3.27%	3.30%	3.27%
Expected Life of Option following vesting (in months)	60	60	60	60

The Company’s calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards, net loss (in thousands) and loss per share would have been reduced to the pro forma amounts indicated below:

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net loss from continuing operations (in thousands):
As reported	($24,642)	($6,367)	($143,204)	($25,509)
Add: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,193)	(842)	(3,872)	(5,595)
Deducted: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	270	302	300	1,991

Pro forma	($25,565)	($6,907)	($146,776)	($29,113)
Net loss from continuing operations per share:
As reported - basic	($0.68)	($0.21)	($4.37)	($0.86)
Pro forma - basic	($0.71)	($0.23)	($4.48)	($0.98)
As reported - diluted	($0.68)	($0.21)	($4.37)	($0.86)
Pro forma - diluted	($0.71)	($0.23)	($4.48)	($0.98)

NOTE 3 - Revolving Credit Arrangement and Long-Term Debt

As of the end of the first quarter of fiscal year 2004, the Company was not in compliance with two covenants as outlined under the $50 million revolving line-of-credit arrangement with Bank of America, N.A. A waiver was obtained from the bank for the non-compliance with these covenants, which related to cash and net worth requirements. In connection with obtaining the waiver, the agreement was amended on May 3, 2004 reflecting a reduction of the line-of-credit from $50 million to $40 million and restricting the Company from allowing cash advances, issuing standby letters of credit, shipside bonds or air releases from April 30, 2004 until July 1, 2004.

On May 26, 2004, the Company replaced the existing amended revolving line-of-credit arrangement with a $50 million senior revolving credit facility with a $50 million sub-limit for letters of credit with Fleet Retail Group, Inc. (the “Lender”) which matures May 26, 2007. On September 22, 2004, the credit facility was amended to accommodate a new $8 million junior secured term loan (as so amended, the “New Credit Facility”). The term loan is junior in payment to the $50 million revolving line-of-credit under the New Credit Facility. The term loan bears interest at prime plus 7% and matures on May 27, 2007. Monthly payments of interest are payable through the maturity date, and the principal payment of $8 million is due on the maturity date. The average interest rate for the 13 weeks ended October 30, 2004 was 11.75%.

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

The interest rate on the revolving line-of-credit under the New Credit Facility is the prime rate plus a margin based on the average excess availability or, if elected, LIBOR plus a margin ranging from 1.25% to 2.00%. The applicable LIBOR margin is based on the level of “Excess Availability” as defined under the New Credit Facility at the time of election.

At October 30, 2004, the amount outstanding under the New Credit Facility consisted of the $8 million junior secured term loan as well as $14.7 million in open documentary letters of credit related to merchandise purchases and $16.4 million in outstanding standby letters of credit, which included $15.0 million for inventory purchases. At October 30, 2004 the Company had $11.4 million available for cash advances and/or for the issuance of additional letters of credit. At October 30, 2004, the Company was in compliance with all covenant requirements related to the New Credit Facility.

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

The operating results of the discontinued Zutopia division included in the accompanying consolidated statements of operations were as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$—	$4,377	$2,397	$11,221

Loss from discontinued operations	—	(1,784)	(6,967)	(6,091)
Benefit for income taxes	—	(624)	(2,460)	(2,132)

Net loss from discontinued operations	—	($1,160)	($4,507)	($3,959)

NOTE 5 – Net Loss Per Share

A reconciliation of the numerators and denominators used in basic and diluted net loss per share is as follows (in thousands, except for share data):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net loss from continuing operations	($24,642)	($6,367)	($143,204)	($25,509)

Weighted-average number of common shares:
Basic	36,160,657	29,770,915	32,799,860	29,651,479
Effect of dilutive securities - stock options	—	—	—	—

Diluted	36,160,657	29,770,915	32,799,860	29,651,479

Net loss from continuing operations per share:
Basic	($0.68)	($0.21)	($4.37)	($0.86)
Effect of dilutive securities - stock options	—	—	—	—

Diluted	($0.68)	($0.21)	($4.37)	($0.86)

NOTE 6 - Treasury Stock

On October 1, 2002, the Company’s board of directors authorized the repurchase of up to 5,400,000 of the outstanding common stock of the Company’s Class A Common shares. This amount includes the remaining shares previously authorized for repurchase by the Company’s board of directors. All shares repurchased under this plan will be retired as authorized by the Company’s board of directors. During fiscal year 2002, the Company repurchased 947,400 shares for $8.2 million and immediately retired these shares. An additional 124,500 shares were repurchased for $0.9 million in the first quarter of fiscal year 2003 and these shares were immediately retired. As of October 30, 2004, there were 4,328,100 shares remaining that are authorized for repurchase. Presently, there are no plans to repurchase additional shares.

NOTE 7 - Litigation

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”), on behalf of persons who purchased the Company’s common stock between January 7, 2003 and August 19, 2004. The Company and certain present and former executives of the Company were named as defendants. The complaints allege violations of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts, which were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. Pursuant to stipulations with plaintiffs’ counsel, the lead plaintiffs have until January 18, 2005 to file a consolidated amended complaint that will become the operative pleading in the case. The Company will then have 60 days after receipt of the amended complaint to file a formal response with the Court.

From time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. The Company’s management believes that, in the event of a settlement or an adverse judgment of any of the pending litigations, the Company is adequately covered by insurance. As of October 30, 2004, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

NOTE 8 - Sale of Common Stock

On June 29, 2004 the Company completed a private placement of equity securities to institutional and other accredited investors totaling $27.2 million in gross proceeds. After transaction costs, the Company raised approximately $25.6 million which was used for working capital and general corporate purposes.

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

Additionally, the Company agreed to file a registration statement covering the resale of the Class A common stock purchased in the private placement, as well as the shares of Class A common stock underlying the warrants. On August 24, 2004 the Company filed the registration statement for the resale of the above shares with the Securities and Exchange Commission and on August 25, 2004 the

Securities and Exchange Commission notified the Company that the registration statement was declared effective.

NOTE 9 – Sale of Class B Common Stock

During the 39 weeks ended October 2004, through a series of open market transactions, certain shareholders of the Company sold 3,002,833 shares of Class B common stock. Under the provisions of the Class B shares, such shares convert to Class A shares upon their transfer or sale. Class B common stock has two votes per share while the Class A common stock has one vote per share. At October 30, 2004 there were 1,500,000 Class B shares outstanding.

NOTE 10 – Retention Agreements

On September 27, 2004, the Company and Jennifer Pritchard, President of the Company’s Arden B. division, entered into a retention agreement. Ms. Pritchard’s base salary was increased by $25,000 to an annual rate of $410,000 and her bonus opportunity, which was previously 50% of her salary increased to 75% of her salary, and from a maximum of 100% of her salary to a new maximum of 150% of her salary. She also received an award of 200,000 shares of Class A common stock of the Company, which vests over a 3 year period. In addition, Ms. Pritchard was given a retention cash bonus of $200,000, which would be owed back to the Company if she were to leave voluntarily within 12 months. Ms. Pritchard has the right to exchange the retention cash bonus for an award of an additional 200,000 shares of the Company’s stock and certain severance protections in the event of an involuntary termination by the Company.

On October 28, 2004, the Company entered into retention agreements with each of Allan Haims, the President of the Wet Seal division, Douglas Felderman, Executive Vice President and Chief Financial Officer, and Joseph Deckop, Executive Vice President. Each agreement includes a grant of 155,000 shares of Class A common stock of the Company that vest over a 3-year period. In addition, the agreements with each of Douglas Felderman and Joseph Deckop include certain severance protections in the event of an involuntary termination of employment by the Company and one-time retention payments of $100,000 payable on December 1, 2004, which would be owed back to the Company if the executive were to voluntarily terminate his employment with the Company within 12 months.

During the 13 weeks ended October 30, 2004, the Company entered into retention agreements with certain other (non-executive) employees. The agreements provide for various amounts of cash payments and/or shares of Class A common stock of the Company provided the employee remains with the Company through January 28, 2005. The cash portion for these retention payments totals $883,000 of which $238,000 is included in the results for the 13 weeks ended October 30, 2004. The remaining balance will be recognized in the fourth quarter of fiscal 2004.

NOTE 11 – Subsequent Events

On November 9, 2004 the Company announced the resignation of Peter D. Whitford as Chief Executive Officer, and as Chairman of the Board of Directors and as a Director of the Company, effective as of November 4, 2004 and Anne K. Zehren as a Director of the Company, effective as of November 8, 2004. Additionally, the Company announced the appointment of Henry Winterstern as Chairman of the Company’s Board of Directors and the appointment of Joseph Deckop as Interim Chief Executive Officer, each effective as of November 8, 2004.

On November 4, 2004, the Company and its former Chief Executive Officer entered into an Agreement and General Release (the “Agreement”) to terminate his employment with the Company. The Agreement provides for certain payments and grant of options from the Company, including: (i) bi-weekly payments of $29,807 to be paid from November 5, 2004 until the earlier of (x) January 31, 2005 and (y) the closing of the financing transaction contemplated by the SPA (as defined below)(the “Payment Date”), (ii) options to purchase 300,000 shares of Class A common stock at an exercise price of $1.75 per share and options to purchase 200,000 shares of Class A common stock at an exercise price of $2.00 per share, exercisable until June 1, 2006, to be granted on or before December 1, 2004, (iii) a payment of $1,585,000 (less the total amount of bi-weekly payments) to be paid on the Payment Date, representing two years of compensation, (iv) a payment of $509,400 to be paid on the Payment Date, representing the cost of three annual contributions to his supplemental executive retirement plan, (v) an amount equal to the cost of his continued healthcare coverage for eighteen months following November 4, 2004, to be paid on or before the Payment Date, and (vi) $50,000 representing the cost of providing outplacement services to be paid on the Payment Date.

On November 9, 2004, the Company signed a Securities Purchase Agreement (“SPA”) with S.A.C. Capital Associates, LLC and other investors (the “investors”). Under the terms of the SPA, the Company will issue and sell to the investors an aggregate of $40,000,000 of the Company’s secured convertible notes having an initial conversion price of $1.50 per share, two series of Additional Investment Right Warrants (“AIRS”) to purchase up to an additional $15,850,000 of secured convertible notes, all of which are convertible into Class A common stock of the Company at initial prices ranging from $1.65 to $1.75 per share of Class A common stock and, subject to satisfaction of certain conditions, as to which the Company has the right to require exercise into additional secured convertible notes which, upon this forced exercise, will have an initial conversion price equal to the lesser of the then market price and $1.65 to $1.75, as the case may be; and, multiple tranches of warrants to purchase up to 13,600,000 shares of Class A common stock of the Company, exercisable for up to five years from the date of issuance at initial exercise prices ranging from $1.75 to $2.75 per share (all of which are “Securities”). Warrants to acquire 2,3000,000 shares of common stock of the aggregate warrants to acquire 13,600,000 shares of common stock, exercisable for up to four years at an initial exercise price of $1.75 per share, were issued to the investors in connection with entering into the SPA. The notes and warrants will have full ratchet antidilution protection for any future stock issuances below their exercise of conversion price as the case may be.

Each investor will be prohibited from converting or exercising any Securities into Class A common stock of the Company, if the result would be that the investor (together with its affiliates) would beneficially own at any time more than 9.99% of the outstanding Class A common stock of the Company.

The Company has agreed to file a registration agreement within 30 days after the closing date of the transactions contemplated by the SPA covering resales of the Securities and the shares of Class A common stock underlying the Securities.

The Company is required to obtain shareholder approval of the issuance of the Securities as well as the increase in the number of shares of Class A common stock which the Company is authorized to issue and other related matters.

In connection with the SPA, the investors have provided the Company with a $10 million secured bridge term loan (the “Bridge Loan”) to be used to fund the Company’s working capital obligations through the closing of the transactions contemplated by the SPA. The Bridge Loan bears an interest rate of 25%. The Bridge Loan will become due and payable on the earlier to occur of (i) the closing of the transactions contemplated by the SPA, (ii) the termination of the SPA and (iii) certain dates set forth in the Bridge Loan but not earlier than February 28, 2005. At the closing of the transactions contemplated by the SPA, the outstanding principal amount (together with accrued and unpaid interest) of the Bridge Loan will be applied as partial payment of the aggregate purchase price for the securities.

On November 23, 2004 the Company announced the resignation of Allan Haims, the President of the Wet Seal division.

NOTE 12: Accrued Liabilities

Accrued liabilities consist of the following:

	October 30, 2004	November 1, 2003
Wages, bonuses and benefits	$8,413	$6,228
Gift certificate and store credit	5,414	7,578
Other	9,641	9,423

	$23,468	$23,229

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated condensed financial statements and the notes thereto.

Executive Overview

We are one of the largest national mall-based specialty retailers focusing primarily on young women’s apparel and accessories. We currently operate 559 retail stores in 47 states, Washington, D.C. and Puerto Rico. Of the 559 stores, 450 are Wet Seal stores, 13 are Contempo Casuals stores and 96 are Arden B. stores. We opened 8 stores and closed 40 stores during the period from November 1, 2003 to October 30, 2004 related to our continuing operations.

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

Current Trends and Outlook

The 13 weeks ended October 30, 2004 was our ninth consecutive quarter reflecting negative comparable store sales and operating losses. This operating performance is due to negative sales trends at our Wet Seal division. We believe the comparable store sales decline is due to a number of factors, including missed fashion trends by the Wet Seal division, our attempt at re-establishing Wet Seal’s presence in the junior market and a more competitive environment for the Wet Seal target customer. Overall, we experienced a comparable store sales decline of 12.6% for the 13 weeks ended October 30, 2004. Despite our negative comparable store sales trend, our store sales performance at our Arden B. division has been positive and continues to improve over the prior fiscal year. The 13-week decline resulted primarily from a decrease in the number of sales transactions associated with the Wet Seal division. The continued sales decline has eroded operating margins, primarily as a result of the de-leveraging of the Company’s cost structure. These factors were the principal contributors to our net loss of $24.6 million, or $0.68 per share for the 13-week period ending October 30, 2004.

Due to our operating losses over the past 27 months and diminished liquidity, we have experienced a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in some instances, shorten vendor credit terms. We expect this tight credit environment to continue through the remainder of this fiscal year and may negatively impact our holiday season business, as well as, our initial Spring inventory position. All of these factors will increase demand for working capital. As a result, a number of steps have been taken with the objective of improving the company’s working capital position and future operations. On August 19, 2004, we announced that our board of directors established a special committee to analyze appropriate alternatives to enhance shareholder value and appoint the services of a financial advisor. The special committee appointed Rothschild Inc. as financial advisor on September 16, 2004 for the sole purpose of exploring various strategic alternatives for the Company. On September 28, 2004 we announced the completion of an $8.0 million junior secured term loan (see Note 3 to the Consolidated Condensed Financial Statements, and Management’s Discussion and Analysis – Liquidity and Capital Resources), the proceeds have been used for working capital needs. The work of the special committee and its financial advisor resulted in our announcing on November 9, 2004 a series of agreements with S.A.C. Capital Associates, LLC and other investors (the “SAC Transaction”) to provide a Bridge Loan of $10.0 million, which funded November 10, 2004, and a securities purchase agreement to provide longer term financing of up to $55.8 million, subject to shareholder approval, in the form of secured convertible notes. If the SAC Transaction is completed, the proceeds would be used for working capital and new store development and store closures if necessary.

In conjunction with the SAC Transaction, we have, or intend to, enter into consulting arrangements with certain individuals for the purpose of formulating and executing new plans to return the Company to profitability. We plan to enter into a long-term arrangement with Michael Gold, a retail executive who owns more than 400 retail clothing stores in Canada and the U.S., as a consultant to guide the merchandising initiatives and help streamline operations. We have also entered into a short-term consulting arrangement with RT Management & Consulting Services, LLC, of which Thomas Brosig is president (“RT Management”). RT Management has been engaged to provide an on-site analysis of all non-merchandising departments, information systems, compensation structure and distribution. With the assistance of these consultants and others, we intend to reevaluate our merchandising history, the operating viability of each of our stores, the value of our real estate and leases and the strengths and weaknesses of our general operations.

The purpose of the SAC Transaction and entering into arrangements with Michael Gold and RT Management and other management additions, which may occur, is to implement our strategy to return our Company to profitability. We believe that the SAC Transaction will provide us with the capital needed to effect closures, if necessary, while maintaining appropriate inventory levels at stores we intend to keep open as well as to absorb operating losses that may be incurred while we implement our plans. With regard to our merchandise, our merchandising strategy will focus on price, while increasing our sales per square foot by offering fresh inventory reflecting current fashion trends.

As a result of the pending SAC Transaction and to facilitate the execution of a new business plan, a number of management changes have occurred during the month of November 2004. The Company’s Chairman and Chief Executive Officer Peter D. Whitford and the Wet Seal division President Allan D. Haims, resigned. The Wet Seal board of directors named Henry Winterstern, a current Wet Seal board member, Chairman of the Board. Concurrently with the appointment of Mr. Winterstern, the Board accepted the resignation of Anne Zehren as a director. The Board also appointed Joe Deckop as interim Chief Executive Officer. Mr. Deckop has served as Executive Vice President of the Company since April 2004. The Company is taking steps to identify a permanent chief executive officer.

Our ability to execute our business plans, fund our future operations and capital expenditures will most likely depend upon the SAC Transaction being approved by our shareholders. In the event the SAC Transaction is not approved there can be no assurance that additional funding, or another liquidity event, will become available to us, or that an alternative transaction involving the sale of all or part of the company’s assets would occur on a timely basis. In that event, we would be required to consider other alternatives, including a reorganization under Chapter 11 of the U.S. bankruptcy code (see “Risk Factors” set forth elsewhere in this report).

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

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, some of, which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

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

Revenue Recognition

Sales are recognized upon purchase by customers at the Company’s retail store locations or through the Company’s web-site. For online sales, revenue is recognized at the estimated time goods are received by customers. Additionally, shipping and handling fees billed to customers is classified as revenue. Customers typically receive goods within 5-7 days of being shipped. The Company has recorded reserves to estimate sales returns by customers based on historical sales return results. A customer may return regular or promotionally priced merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s expectation and the reserves established. Shipping and handling fees billed to customers are included in net sales and approximated $89,000 and $66,000 for the quarters ended October 30, 2004 and November 1, 2003 and $244,000 and $162,000 for the nine months ended October 30, 2004 and November 1, 2003, respectively.

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

Markdowns for clearance activities are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, and age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. For the third quarter ending October 30, 2004, total markdowns on a cost basis represented 19.0% of sales compared to 13.7% for the third quarter of the prior fiscal year ended November 1, 2003.

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

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available generally based on prices for similar assets for stores recently opened. In light of disappointing sales results during the back-to-school period, expectations for continued operating losses and the Company’s historical operating performance, the Company concluded that an indication of impairment existed as of July 31, 2004. Accordingly, the Company conducted an impairment evaluation in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) as of July 31, 2004. This analysis included reviewing the stores’ historical cash flows, estimated future cash flows over remaining lease terms and recoverability of each store’s long-lived assets. Based on the results of this analysis the Company wrote down the carrying value of these impaired long-lived assets as of July 31, 2004 by $36.7 million, a noncash charge to the consolidated statement of operations.

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire net deferred tax asset will not be realized. As a result of disappointing sales results during the back-to-school season and the Company’s historical operating performance, the Company concluded that it is more likely than not that the Company will not realize its net deferred tax assets. As a result of this conclusion, the Company reduced its deferred tax assets by establishing a tax valuation allowance of $38.8 million as of July 31, 2004. In addition, the Company has discontinued recording income tax benefits in our consolidated condensed income statements of operations until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.

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

The following table sets forth selected income statement data as a percentage of net sales for the fiscal periods indicated. The discussion that follows should be read in conjunction with the table below:

Fiscal Period Ended	As a Percentage of Sales 13 Weeks Ended		As a Percentage of Sales 39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including buying, merchandise planning, distribution and occupancy costs)	83.8%	78.1%	86.5%	80.5%

Gross margin	16.2%	21.9%	13.5%	19.5%
Selling, general and administrative expenses	38.4%	29.6%	37.7%	30.3%
Asset impairment	0.0%	0.0%	11.6%	0.0%

Operating loss	(22.3%)	(7.7%)	(35.8%)	(10.8%)
Interest income, net	0.0%	0.3%	0.0%	0.3%

Loss before provision (benefit) for income taxes	(22.3%)	(7.4%)	(35.8%)	(10.5%)
Provision (benefit) for income taxes	0.0%	(2.6%)	9.5%	(3.7%)

Loss from continuing operations	(22.3%)	(4.8%)	(45.3%)	(6.8%)
Loss from discontinued operations, net of income taxes	0.0%	(0.9%)	(1.4%)	(1.1%)

Net loss	(22.3%)	(5.7%)	(46.7%)	(7.9%)

Thirteen Weeks Ended October 30, 2004 Compared to Thirteen Weeks Ended November 1, 2003

Net Sales

13 Weeks Ended 30-Oct-04	Change From Prior Year 13 Weeks	13 Weeks Ended November 1, 2003
(in millions)
Net sales	$110.8	$(21.0)	-15.9%	$131.8
Comparable store sales percentage	-12.6%

For the 13 weeks ended October 30, 2004, net sales decreased $21.0 million from the same period last year primarily due to fewer stores in operation and a comparable store sales decrease of 12.6%, down from a comparable store sales decrease of 10.1% in the 13 weeks ended November 1, 2003.

•	We had 32 fewer stores at the end of the 13 weeks ended October 30, 2004, the reduced number of stores in operation during the 13 weeks accounted for approximately $7.2 million of the decrease in net sales.

•	The comparable store sales decrease was attributable to a 20.1% decrease in the number of sales transactions per store by the Wet Seal division. This decrease was the result of a number of factors including, missed fashion trends and a more competitive environment for the Wet Seal target customer. The effect of the lower number of sales transactions was partially offset by a higher average dollar sale in the Wet Seal operating division.

•	Revenues from e-commerce sales were 0.8% of net sales, up 6.7% compared to the 13 weeks ended November 1, 2003.

Cost of Sales (including buying, merchandise planning, distribution and occupancy)

13 Weeks Ended October 30, 2004	Change From Prior Year 13 Weeks	13 Weeks Ended November 1, 2003
(in millions)
Cost of Sales (including buying, merchandise planning, distribution and occupancy)	$92.9	$(10.1)	-9.8%	$103.0
% of net sales	83.8%	5.7%	78.1%

For the 13 weeks ended October 30, 2004, cost of sales decreased $10.1 million from the same period last year, but increased 570 basis points as a percentage of net sales as a result of the following key factors:

•	Overall, cost of sales as a percentage of sales was significantly impacted by the loss of sales volume. There were fewer stores and lower sales per store for existing stores. The effect of lower sales volume on markdowns, shrink, occupancy, distribution, buying and planning increased cost of sales as a percentage of sales by 547 basis points.

•	Markdown volume increased $4.2 million or 380 basis points.

•	Spending for buying and planning costs increased 31 basis points, reflecting the addition and upgrading of staff and increased travel costs, design services and samples. These increases were primarily in the Wet Seal division.

•	Occupancy costs decreased 258 basis points primarily due to the decrease in depreciation expense as a result of the asset write off for certain Wet Seal stores that were identified in the second quarter as impaired.

•	Initial markup increased 130 basis points as a result of imports being a larger percentage of total purchases offsetting the increase identified above. Imported merchandise generally has a larger markup component versus domestically sourced goods.

Selling, General and Administrative Expenses

13 Weeks Ended October 30, 2004	Change From Prior Year 13 Weeks	13 Weeks Ended November 1, 2003
(in millions)
Selling, general & administrative expenses	$42.6	$3.6	9.2%	$39.0
% of net sales	38.4%	8.8%	29.6%

Our selling, general and administrative (“SG&A”) expenses are comprised of two components. The selling expense component includes store and field support costs. The general and administrative (“G&A”) expense component includes the cost of corporate overhead functions. As a percent of sales, SG&A expenses increased 880 basis points compared to the prior year third quarter. The major components to the increase as a percent of sales were:

•	Lower sales volumes accounted for an increase of 535 basis points.

•	Legal, audit and consulting fees associated with evaluating strategic alternatives to increase shareholder value and Sarbanes-Oxley compliance work accounted for an increase of 210 basis points.

•	Compensation paid to certain key employees to ensure continuity of Company operations resulted in an increase of 100 basis points.

•	Retirement Plan benefit costs were lower last year due to the cumulative impact of a reduction in retirement benefits last year. This resulted in an increase of 60 basis points.

•	Corporate wages were lower due to employee turnover and the elimination of certain positions. This resulted in a decrease of 25 basis points.

Net Interest Income (Expense)

	13 Weeks Ended October 30, 2004	Change From Prior Year 13 Weeks		13 Weeks Ended November 1, 2003
		(in millions)
Net interest income (expense)	$0.0	$(0.4)	95.6%	$0.4
% of net sales	—	-0.3		0.3

The decrease in net interest income was primarily due to a decrease in invested cash balances compared to the same period a year ago. Total cash and investments were $22.7 million at the end of October 30, 2004 compared to $69.3 million at November 1, 2003. We also incurred interest expense, including the amortization of costs, related to our Credit Facility (as defined below).

Income Taxes Provision (Benefit)

13 Weeks Ended October 30, 2004	Change From Prior Year 13 Weeks	13 Weeks Ended November 1, 2003
(in millions)
Income taxes - provision (benefit)	$—	$3.4	-100.0%	$(3.4)
Effective tax rate	0.0%	-35.0%	35.0%

The change in income taxes from the same quarter a year ago was a result of establishing a tax valuation allowance. This was deemed necessary in light of disappointing sales results and our historical operating performance. We established this tax valuation allowance in accordance with SFAS 109 “Accounting for Income Taxes”, which requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future.

The Thirty-Nine Weeks Ended October 30, 2004 Compared to the Thirty-Nine Weeks Ended November 1, 2003

Net Sales

39 Weeks Ended October 30, 2004	Change From Prior Year 39 Weeks	39 Weeks Ended November 1, 2003
(in millions)
Net sales	$316.4	$(58.3)	-15.6%	$374.7
Comparable store sales percentage	-13.5%

For the 39 weeks ended October 30, 2004, net sales decreased $58.3 million from the same period last year. The decrease was primarily due to fewer stores in operation and a comparable store sales decrease of 13.5%, compared to a comparable store sales decrease of 18.7% for the 39 weeks ended November 1, 2003.

•	We had 32 fewer stores at the end of the 39 weeks ended October 30, 2004, the reduced number of stores in operation during the 39 weeks ended October 30, 2004 versus the 39 weeks ended November 1, 2003 accounted for approximately $38.0 million of the decrease in net sales.

•	The comparable store sales decrease was attributable to a 20.6%

decrease in the number of sales transactions per store for the Wet Seal division. The decrease in transactions per store is due to a number of factors including, missed fashion trends by the Wet Seal division. The effect of the lower sales transactions was somewhat offset by a higher average dollar sale in both operating divisions.

•	Revenues from e-commerce sales, while only 0.9% of total continuing operations revenue, are up 69.8% compared to the 39 weeks ended November 1, 2003.

Cost of Sales (including buying, merchandise planning, distribution and occupancy)

39 Weeks Ended October 30, 2004	Change From Prior Year 39 Weeks	39 Weeks Ended November 1, 2003
(in millions)
Cost of Sales (including buying, merchandise planning, distribution and occupancy)	$273.7	$(27.9)	-9.2%	$301.6
% of net sales	86.5%	6.0%	80.5%

For the 39 weeks ended October 30, 2004, cost of sales decreased $27.9 million from the same period last year but increased 600 basis points as a percentage of sales due to the following key factors:

•	Overall, cost of sales as a percentage of sales was significantly impacted by the loss of sales volume. There were fewer stores and lower sales volume per store for existing stores. The effect of lower sales volume on shrink, occupancy, distribution, buying and merchandise planning increased cost of sales as a percentage of sales by approximately 500 basis points.

•	Spending for buying and planning costs related to upgrading the staff, including the addition of a chief merchandise officer for the Wet Seal division, a new executive vice president of planning & allocation, and a new senior vice president of design hired to establish unique designer lines for the Wet Seal division. This resulted in an increase of approximately 100 basis points.

Selling, General and Administrative Expenses

39 Weeks Ended% October 30, 2004	Change From Prior Year 39 Weeks	39 Weeks Ended% November 1, 2003
(in millions)
Selling, general & administrative expenses	$119.2	$5.6	5.0%	$113.6
% of net sales	37.7%	7.4%	30.3%

For the 39 weeks ended October 30, 2004, SG&A increased $5.6 million compared to the same period last year and as a percent of sales, SG&A increased 740 basis points. The principal factors for the increases were:

•	Lower sales volumes accounted for an increase in basis points of approximately 530.

•	Legal, audit and consulting fees, increased by $5.1 million, or 170 basis points primarily due to expenses related to the separation of two executive officers of the Company, fees associated with evaluating strategic alternativess to increase shareholder value, exenses associated with in-store merchandising, and compliance work related to the Sarbanes-Oxley Act of 2002.

•	Compensation paid to certain key employees to ensure continuity of Company operations resulted in an increase of 40 basis points.

Asset Impairment

We recorded a non-cash impairment charge of $36.7 million related to certain long-lived assets at July 31, 2004 including store-related assets such as leasehold improvements, furniture, fixtures and equipment. We recorded the impairment charge on certain long-lived assets as a result of disappointing sales results for “Back-To-School”, our expectations for operating results for the balance of fiscal year 2004 and recent historical results.

We determined the impairment charge in accordance with SFAS 144. Our evaluation and determination of the impairment charge was the result of a store-by-store analysis, their respective historical operating performance over the past three years as well as their future operating performance over the remaining lease term.

Net Interest Income (Expense)

39 Weeks Ended October 30, 2004	Change From Prior Year 39 Weeks	39 Weeks Ended November 1, 2003
(in millions)
Net interest income (expense)	$0.1	$(1.1)	93.4%	$1.2
% of net sales	—	-0.3%	0.3%

The decrease in net interest income was primarily due to a decrease in average invested cash balances compared to the same period a year ago. The cash and investments at October 30, 2004 and November 1, 2003 were $22.7 million and $69.3 million, respectively. We also incurred interest expense associated with the amortization of costs related to our Credit Facility (as defined below).

Income Taxes Provision (Benefit)

39 Weeks Ended October 30, 2004	Change From Prior Year 39 Weeks	39 Weeks Ended November 1, 2003
(in millions)
Income taxes - provision (benefit)	$30.0	$43.7	-318.4%	$(13.7)
Effective tax rate	0.0%	-35.0%	35.0%

The change in income taxes from the same period a year ago was a result of establishing a tax valuation allowance of $38.8 million against all of our deferred tax assets. We established this tax valuation allowance in accordance with SFAS 109 “Accounting for Income Taxes”, which requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future.

Discontinued Operations

The loss reported in the first quarter for the discontinued Zutopia chain included the loss associated with the division’s operating losses as well as the $5.3 million lease termination costs for 27 Zutopia store closures. The loss reported in the second quarter included the operating losses of four Zutopia stores closed during the first two weeks of the second quarter.

Liquidity and Capital Resources

Net cash used in operating activities for continuing operations was $64.3 million for the nine months ended October 30, 2004, compared to $2.3 million for the same period last year. Operating cash flows were directly impacted by our loss from continuing operations of $143.2 million, offset by non-cash charges of $15.4 million related to depreciation and amortization, $36.7 million for an asset impairment charge, a $27.6 million tax valuation allowance and other non-cash items of $0.7 million. We used $1.5 million of cash related to changes in operating assets and liabilities. This net use included a $10.7 million tax refund, offset by an increase in inventory of $12.1 million. At October 30, 2004, the net owned inventory ratio was 2.11 compared to the prior year ratio of 1.68. The increase in inventory was due to seasonal build up. The net owned inventory ratio increased due to the acceleration of payment terms on merchandise payables.

Cash provided by investing activities of $44.8 million included the net sales of marketable securities of $49.5 million offset by capital expenditures of $4.7 million. Capital expenditures were primarily associated with store construction.

Cash provided by financing activities of $33.8 million consisted of net proceeds of $25.6 related to the private placement of 6.0 million shares of Class A common stock and warrants to acquire an additional

2.1 million shares of Class A common stock and the exercise of stock options of $0.2 million. Additionally, the Company received $8.0 million related to the term portion of the Credit Facility (as defined below). Additional information is contained in Item 1, Notes 3 and 7 to the Consolidated Condensed Financial Statements.

For the 39 weeks ended October 30, 2004, net cash used in discontinued operations for the Zutopia division was $5.1 million which included a loss of $4.5 million, offset by a net increase in the cash components of our working capital related to discontinued operations of approximately $0.6 million.

The total of cash and investments at October 30, 2004 was $22.8 million, compared to $69.3 million at November 1, 2003 and $63.5 at January 31, 2004.

Capital improvements totaled $4.7 million for the 39 weeks ended October 30, 2004 compared to $12.7 million at November 1, 2003. The expenditure of $4.7 million primarily reflects costs for 7 new stores and 8 remodels completed during the 39 weeks ended October 30, 2004. During the nine months of fiscal year 2003, we opened 29 stores and remodeled 20 stores. Capital expenditures for fiscal year 2004 are anticipated to be approximately $5.9 million, relating primarily to store construction.

Our working capital at October 30, 2004 was $17.9 million compared to $57.8 million at November 1, 2003 and $38.6 million at January 31, 2004. The overall reduction in our working capital primarily reflects cash used in operations, capital expenditures and for lease buy-out requirements related to the closure of the Zutopia stores.

On October 1, 2002, our Board of Directors authorized the repurchase of up to 5,400,000 shares of our outstanding Class A common stock. This amount included the remaining shares previously authorized for repurchase by the Board of Directors. During fiscal years 2002 and 2003 the Company repurchased and retired 1,071,900 shares. As of October 30, 2004, there were 4,328,100 shares remaining that are authorized for repurchase. Presently, there are no plans to repurchase additional shares.

We have a $58 million credit facility with Fleet Retail Group, Inc. and other lenders (the “Credit Facility”). The Credit Facility consists of a $50 million senior revolving line-of-credit with a $50 million sub-limit for letters of credit and an $8 million junior secured term loan. Additional information regarding the Credit Facility is contained in Item 1, Note 3 to the Consolidated Condensed Financial Statements.

At October 30, 2004, the amount outstanding under the Credit Facility consisted of the $8 million junior secured term loan as well as $14.7 million in open letters of credit related to merchandise purchases and $16.4 million in outstanding standby letters of credit, which included $15.0 million for inventory purchases. At October 30,

2004, the Company had $11.4 million available for cash advances and/or for the issuance of additional letters of credit. At October 30, 2004, the Company was in compliance with all covenant requirements related to the Credit Facility.

Due to our financial results over the past 27 months, we have experienced a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in some instances, shorten vendor credit terms. We expect this tight credit environment to continue through the remainder of this fiscal year with a potentially negative impact on our holiday season business as well as our initial spring inventory position. All of these factors will place additional demand for working capital.

See Item 1, Note 11 to the Consolidated Condensed Financial Statements for a discussion of a financing arrangement entered into by the Company subsequent to the current fiscal period.

Seasonality and Inflation

Our business is seasonal in nature with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the “back-to-school” season, beginning the last week of July and ending the first week of September, historically accounting for a large percentage of sales volume. For the past three fiscal years, the Christmas and “back-to-school” seasons together accounted for an average slightly less than 30% of our annual sales, after adjusting for sales increases related to new stores. We do not believe that inflation has had a material effect on the results of operations during the past three years. However, we cannot provide assurances that our business will not be affected by inflation in the future.

Commitments and Contingencies

Our principal contractual obligations consist of minimum annual rental commitments under non-cancelable leases for our stores, our corporate office, warehouse facility, automobiles, computer equipment and copiers. We also have commitments to fund a supplemental employee retirement plan (“SERP”). At October 30, 2004, our contractual obligations under these leases and other commitments were as follows (in thousands):

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases	$360,672	$62,515	$162,958	$72,750	$62,449
Credit Facility-term loan	$10,428	$940	$9,488
Supplemental Employee Retirement Plan	$1,600	—	$1,600	—	—

We maintain a SERP for a previous director. The SERP provides for retirement death benefits through life insurance and for retirement benefits. The Company funded the SERP in 1998 and 1997 through contributions to a trust fund known as a “Rabbi” trust.

Our principal commercial commitments consist of letters of credit, related primarily to the procurement of merchandise. At October 30, 2004, our contractual commercial commitments under these letters of credit arrangements were as follows (in thousands):

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Letters of credit	$31,048	$31,048	—	—	—

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

RISK FACTORS

Risks Related to our Business

If we fail to consummate the SAC Transaction, we may be unable to continue as a going concern.

We have entered into the SAC Transaction, the closing of which is subject to limited conditions including shareholder approval. We anticipate that a shareholder meeting for this purpose will occur in January 2005. If approved by the shareholders, the SAC Transaction is expected to close promptly thereafter. We believe that the financing provided by the SAC Transaction will provide adequate funding for the next several months. If, for any reason, the SAC Transaction is not consummated, the Company’s financial position would be materially and adversely affected, which could result in a default under the Bridge Loan and the Credit Facility and may force the Company to consider reductions in capital and other expenditures, the sale of assets or other strategic alternatives, including a reorganization under Chapter 11 of the U.S. bankruptcy code.

We have incurred operating losses and negative cash flows in recent periods, which have led to liquidity constraints. Further, we have experienced a tightening of credit extended to us by vendors, factors and others for merchandise and services, which could cause continued delays or disruptions in merchandise flow.

We have incurred operating losses during the past nine quarters, and expect to experience further operating losses for the balance of fiscal 2004. In addition, we experienced negative cash flows during all of fiscal 2003 and the three-quarters of fiscal 2004. As a result, the substantial cash and short-term investment balances, which we have historically maintained, have been substantially depleted and we have encountered liquidity constraints. If our operating losses and negative cash flows continue at the same rate, our liquidity constraints could become more severe and we will be forced to seek alternatives to address these constraints, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the U.S. bankruptcy code.

Because of our recent financial results, we have experienced a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in some instances, shorten vendor credit terms. To date, we have experienced some delays or disruption of merchandise flow. As a result of our comparable sales through October 30, 2004 and our expectations for our fourth quarter ending January 29, 2005, the credit tightening from factors, vendors and others has increased and placed additional demand on the Company’s liquidity in order to maintain the flow of new merchandise into our stores. Continued credit tightening and increased merchandise delays could jeopardize our holiday season business and as a result, our cash flow position.

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

Our comparable store sales results have declined significantly in the past year and have continued to decline for the 39 week period ended October 30, 2004. Comparable store sales for the 13 weeks ended October 30, 2004 declined 12.6% and declined 19.5% during November 2004. We experienced a net loss from continuing operations during the third quarter of fiscal 2004. We cannot assure you that we will not experience future declines in comparable store sales and net losses from continuing operations, both of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Any failure to meet the expectations of investors or security analysts with respect to comparable store sales in one or more future periods could reduce the market price of our Class A common stock.

Covenants contained in our Credit Facility with Fleet Retail Group, Inc., restrict the manner in which we conduct our business and our failure to comply with these covenants could result in a default under the Credit Facility and, consequently, have a material adverse effect on our business, financial condition, growth prospects and ability to procure merchandise for our stores.

Our Credit Facility with Fleet contains a number of covenants that restrict the manner in which we conduct of our business. Subject to certain exceptions these covenants restrict, among other things, our ability to:

•	incur additional indebtedness;

•	make investments and acquisitions;

•	grant liens;

•	pay dividends; and

•	close stores and dispose of their assets.

A breach of any of these covenants could result in default under the Credit Facility, acceleration of any amounts due under this facility and the unavailability of the lines of credit available under this facility. As a result, our business, financial condition, growth prospects and ability to procure merchandise for our stores could be materially and adversely affected.

In addition, the Credit Facility is secured by all presently owned and hereafter acquired assets of our company and our wholly-owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Credit Facility. These secured assets include all of our trademarks. If an event of default occurs under the Credit Facility, then the lenders under the Credit Facility may foreclose on these assets, including our trademarks, which would have a material adverse effect on our business.

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

We introduced a new company-wide sourcing and supply program. As part of this program, we expect that over time we will increase the volume of merchandise that is designed and developed by individuals working for the Company and decrease the volume of merchandise that is designed and developed by third parties. In the future, we also expect that our merchandise will be primarily sourced from manufacturers located outside the United States, with less reliance on small clothing manufacturers located in the United States. We introduce numerous lines of merchandise each year, and even a brief delay in bringing new merchandise to market could harm our sales and financial results to the extent that the tastes of our customers change during that time. We believe that our new sourcing and supply program will mitigate this risk by enabling us to quickly develop and bring to market new merchandise before it is no longer in fashion with our customers. However, we cannot assure you that we will be able to successfully implement this program and our failure to do so, together with any accompanying supply chain disruptions that are not anticipated or mitigated, could have a material adverse effect on our business and results of operations.

Closing stores or curtailing certain operations could result in significant asset impairments and costs to us, which would adversely impact our financial results and cash position.

During the 13 weeks ended November 1, 2003, we made a strategic decision to close all 31 of our Zutopia stores, due to the poor financial results of these stores and their limited ability to become profitable in the future in a highly competitive market. These closures took place in the first and second quarters of fiscal 2004. The financial losses generated by Zutopia and the write down of its fixed assets to their estimated fair value have been identified as discontinued operations.

During the 13 weeks ended July 31, 2004, we determined that, in light of disappointing sales results during the back-to-school season and our most recent historical operating performance, it would be unlikely that we would recover or realize the carrying value of certain long-lived store assets and, accordingly, we wrote down the carrying value of these impaired assets by $36.7 million, a non-cash charge to our consolidated condensed statements of operations for the second quarter of fiscal 2004.

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

Our business is sensitive to consumer spending patterns and preferences. Various economic conditions affect the level of spending on the merchandise we offer, including general business conditions, interest rates, taxation, and the availability of consumer credit and consumer confidence in future economic conditions. Our growth, sales and profitability may be adversely affected by unfavorable occurrences in these economic conditions on a local, regional or national level. We are especially affected by economic conditions in California, where approximately 13% of our stores are located.

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

Our success depends to a significant extent on the performance of our senior management, particularly personnel engaged in merchandising and store operations, and on our ability to identify, hire and retain additional key management personnel. Competition for qualified personnel in the retail apparel industry can be intense, and we cannot assure you that we will be able to identify, hire or retain the key personnel necessary to grow and operate our business as currently contemplated. Further, we have encountered difficulty in retaining senior management, including our chief executive officer and the president of our Wet Seal division, and, despite new retention agreements, there is a risk that we may lose additional members of senior management in the future.

Increases in Federal and state statutory minimum wages could increase our expenses, which could adversely affect our results of operations.

Connecticut, Illinois, Oregon, Rhode Island, and Washington have each increased their state minimum wages to a level that significantly exceeded the Federal minimum wage as of May 1, 2004. As of October 30, 2004, we operated a total of 50 stores in those states. These recent increases in the state statutory minimum wage and any future Federal or state minimum wage increases could raise minimum wages above the current wages of some of our employees. As a result, competitive factors could require us to make corresponding increases in our employees’ wages. Increases in our wage rates increase our expenses, which could adversely affect our results of operations.

Inappropriate, unethical or illegal practices by our suppliers may negatively affect our sales and profitability.

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

A significant portion of our products is manufactured outside the United States. As a result, we are subject to the risk of greater losses from a number of risks inherent in doing business in international markets and from a number of factors beyond our control, any of which could have a material adverse effect on our business, financial condition or results of operations. These include:

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

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”), on behalf of persons who purchased the Company’s common stock between January 7, 2003 and August 19, 2004. The Company and certain present and former executives of the Company were named as defendants. The complaints allege violations of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts, which were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel.

From time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. The Company’s management believes that, in the event of a settlement or an adverse judgment of any of the pending litigations, the Company is adequately covered by insurance. As of October 30, 2004, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

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

As part of the SAC Transaction, the Company has agreed to issue $40,000,000 of secured convertible notes; AIRS to purchase up to an additional $15,850,000 of secured convertible notes, all of which are convertible into shares of our Class A common stock and, subject to satisfaction of certain conditions, as to which the Company has the right to require exercise into additional secured convertible notes; and warrants to purchase up to 13,600,000 shares of Class A common stock. Warrants to acquire 2,300,000 shares of common stock of the aggregate warrants to acquire 13,600,000 shares of common stock have been issued to the investors in connection with entering into the SAC Transaction, which caused our existing shareholders to experience substantial dilution in their investment in our Company. Upon the issuance of the secured convertible notes, AIRS and warrants, and upon the conversion and/or exercise of the secured convertible notes, AIRS and the warrants, our existing shareholders will experience further dilution in their investment in our Company.

Such dilution could cause the market price of our Class A common stock to decline and impair our ability to raise additional financing.

The price of our Class A common stock has been and may continue to be volatile.

In the quarter ended October 30, 2004, fiscal 2002 and 2003, the daily closing price of our Class A common stock has ranged from a low of $0.74 to a high of $25.73. The market price of our Class A common stock is likely to fluctuate, both because of actual and perceived changes in our operating results and prospects and because of general volatility in the stock market. The market price of our Class A common stock could continue to fluctuate widely in response to factors such as:

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At October 30, 2004, we had $8.0 million outstanding under our credit facility. We are not a party to any derivative financial instruments. However, we are exposed to market risk related to changes in interest rates on the investment grade interest-bearing securities in which we invest. If there were changes in interest rates, those changes would affect the investment income we earn on those investments. Based on the weighted average interest rate of 0.96% on our invested cash balance during the three months ended October 30, 2004, if interest rates were to decrease 10%, the net loss would increase by approximately $3,000 per year.

Item 4 - Controls and Procedures

Disclosure Controls and Internal Controls

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) (“Disclosure Controls”) are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting (“Internal Controls”) is a process designed by, or under the supervision of, our Interim Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal Controls also include policies and procedures that:

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings.

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”), on behalf of persons who purchased the Company’s common stock between January 7, 2003 and August 19, 2004. The Company and certain present and former executives of the Company were named as defendants. The complaints allege violations of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts, which were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. Pursuant to stipulations with plaintiffs’ counsel, the lead plaintiffs have until January 18, 2005 to file a consolidated amended complaint that will become the operative pleading in the case. The Company will then have 60 days after receipt of the amended complaint to file a formal response with the Court.

From time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. The Company’s management believes that, in the event of a settlement or an adverse judgment of any of the pending litigations, the Company is adequately covered by insurance. As of October 30, 2004, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable

Item 3 - Defaults Upon Senior Securities. Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5 - Other Information.

The description of shareholder lawsuits described in “Item 1 - Legal Proceedings” is incorporated by reference herein.

Item 6 - Exhibits.

10.1	Amended and Restated Credit Agreement, dated September 22, 2004, by and among the Company, Fleet Retail Group, Inc., Fleet National Bank, Back Bay Capital Funding LLC and each of the other lenders and borrowers party thereto.

10.2	Retention Agreement, dated September 27, 2004, by and between the Company and Jennifer Pritchard.

10.3	Retention Agreement, dated October 28, 2004, by and between the Company and Allan Haims.

10.4	Retention Agreement, dated October 28, 2004, by and between the Company and Douglas Felderman.

10.5	Retention Agreement, dated October 28, 2004, by and between the Company and Joe Deckop.

31.1	Certification of the Interim Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Wet Seal, Inc.
(Registrant)

Date: December 9, 2004	/S/ JOSEPH DECKOP
Joseph Deckop
Interim Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2004	/S/ DOUGLAS C. FELDERMAN
Douglas C. Felderman
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)