Form 10-K
period 2005-01-29
WET SEAL INC
filed 2005-04-29
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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

The aggregate market value of voting stock held by non-affiliates as of July 31, 2004 was approximately $176,769,000 based on the closing sale price of $5.10 per share as reported on the NASDAQ National Market on July 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the Registrant’s Class A Common Stock, par value $.10 per share, at April 27, 2005 was 41,250,582. There were no shares outstanding of Class B Common Stock, par value $.10 per share, or Preferred Stock, par value $.01 per share, outstanding at April 27, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of this Annual Report incorporates information by reference from the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 29, 2005.

PART I

Item 1.    Business

General

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers. We are a Delaware corporation that operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At January 29, 2005, we had 502 retail stores in 46 states, Puerto Rico and Washington D.C. Of the 502 stores, there were 408 locations within the Wet Seal chain and 94 were Arden B. locations. As a part of our financial turn-around strategy to improve our company’s operating results, we announced on December 28, 2004 our plans to close approximately 150 Wet Seal stores. We completed the closure of 153 Wet Seal stores, related to our announced store closure plans by March 5, 2005. We ceased use of the property at 103 stores on or about January 29, 2005 with the remaining 50 stores closing in February and March 2005. (See Item 7 “Store Closures”).

All references to “we”, “our”, “us”, and “our company” in this Annual Report mean The Wet Seal, Inc. and its wholly owned subsidiaries. The use of references to trademarks or service marks in this Annual Report that are owned by any other person should not be understood to indicate any claim over or ownership of such marks by our company. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our web site, www.wetsealinc.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Commission. The content of our websites (the Wet Seal, Inc., Wet Seal and Arden B.) is not intended to be incorporated by reference in this Annual Report.

Store Formats

Wet Seal.    Founded in 1962, Wet Seal targets the fashion-conscious junior customer by providing a balance of moderately priced fashionable brand name and company-developed apparel and accessories. While Wet Seal targets fashion-forward teens, we believe that Wet Seal’s core customer is between the ages of 17 and 19 years old. Wet Seal stores average approximately 4,000 square feet in size. As of April 27, 2005, we operated 307 Wet Seal stores.

Arden B.    In the fourth quarter of fiscal 1998, we opened our first Arden B. store. Arden B. stores cater to the fashionable, sophisticated contemporary woman. With a unique mix of high quality European and custom in-house designs, Arden B. delivers a hip, sophisticated wardrobe of fashion separates and accessories for all facets of the customer’s lifestyle: everyday, wear-to-work, special occasion and casual, predominantly under the “Arden B.” brand name. Arden B. stores average approximately 3,200 square feet in size. As of April 27, 2005, we operated 93 Arden B. locations.

Internet Operations.    In 1999, we established Wet Seal online, a web-based store located at www.wetseal.com offering Wet Seal merchandise to customers over the Internet. The online store was designed as an extension of the in-store experience, and offers a wide selection of our merchandise. We expanded our online business in August of 2002 with the launch of www.ardenb.com, offering Arden B. apparel and accessories comparable to those carried in the store collections.

Our Stores

During fiscal 2004, we scaled back our earlier plans to open new stores in an effort to limit capital expenditures and concentrate our efforts on our core business. Through November 30, 2004, we had closed 18 Wet Seal and 7 Arden B. stores as a result of natural lease expirations. As a result of our analyses of the financial performance of our Wet Seal stores and other qualitative measures, we announced on December 28, 2004, that we would close approximately 150 underperforming Wet Seal stores. Since that announcement, we closed 153 underperforming Wet Seal stores. Any future closures will be the result of natural lease expirations where we decide not to extend, or are unable to extend, a store lease.

In connection with the store closures, we entered into an Agency Agreement with Hilco Merchant Resources, LLC (“Hilco”) pursuant to which Hilco would liquidate closing store inventories through promotional, store closing or similar sales. Under the terms of our arrangement with Hilco, we are to receive cash proceeds from the liquidating stores of not less than 22.9% of the initial retail value of the merchandise inventory in the closing stores. We also entered into a consulting and advisory services agreement with Hilco Real Estate, LLC (“Hilco Advisors”) for the purpose of selling, terminating or otherwise mitigating our lease obligations related to the closing stores. Under our arrangement with Hilco, as of April 27, 2005, we have terminated the leases or have agreed in principle to terminate the leases on 134 of the 153 stores closed. Hilco Advisors is continuing its negotiations with the landlords associated with the remaining 19 stores for which a lease termination agreement has not been reached.

The following table sets forth our 400 stores by state or territory as of April 27, 2005:

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	3	Louisiana	5	Oklahoma	3
Alaska	1	Massachusetts	13	Oregon	4
Arizona	7	Maryland	9	Pennsylvania	21
Arkansas	2	Michigan	13	Rhode Island	2
California	54	Minnesota	10	South Carolina	4
Colorado	7	Mississippi	1	Tennessee	9
Connecticut	2	Missouri	5	Texas	23
Delaware	1	Montana	2	Utah	7
Florida	27	Nebraska	3	Virginia	8
Georgia	11	Nevada	5	Washington	8
Hawaii	7	New Hampshire	3	West Virginia	1
Idaho	1	New Jersey	17	Wisconsin	6
Illinois	21	New Mexico	2	Washington D.C.	2
Indiana	10	New York	20	Puerto Rico	2
Iowa	2	North Carolina	7
Kansas	4	North Dakota	2
Kentucky	4	Ohio	19

During fiscal 2004, we renovated 8 stores. Of these, 4 were Wet Seal stores in which completely new store frontage, flooring, wall and light fixtures and video displays were installed. The remaining renovations were for Arden B. stores, which upgraded the interiors to mirror new stores in appearance. In addition, due to commitments made early in the year, we opened 8 new stores, 2 of which were Arden B. stores and the remainder Wet Seal stores.

Our ability to expand in the future will depend, in part, on satisfactory cash flows from existing operations, the demand for our merchandise, our ability to find suitable mall or other locations with acceptable sites and satisfactory terms, and general business conditions. Our management does not believe there are significant geographic constraints on the locations of future stores. For fiscal 2005, we intend to open 4, relocate 5 and remodel 2 Arden B. stores. In addition to our store closures with Hilco, we expect to close 4 Arden B. stores and 2 Wet Seal stores as a result of natural lease expirations during fiscal 2005. We may, in limited instances and to the extent we deem advisable, seek to acquire additional businesses that complement or enhance our operations. We currently have no commitments or understandings with respect to any business opportunities of this type.

Merchandising Initiatives

Michael Gold, a well-regarded retailer, has assisted our company with our merchandising initiatives. Under the direction of Michael Gold, our Wet Seal division has introduced a new merchandising strategy to attract teen-aged girls to our stores.

We are offering current trend merchandise at low prices and we have accelerated the delivery of fresh merchandise to our stores to ensure new merchandise in the stores every week. In addition, our buyers are instructed to be aware of our competitor’s “best sellers” and to obtain similar merchandise for our stores as soon as practicable. We are also more closely involved with domestic contractors in Los Angeles and New York to obtain from them their most current “hot” items.

While we have had credit constraints on our ability to obtain merchandise, we have been able to obtain sufficient inventory to demonstrate that this strategy has the potential for success. Our vendor credit situation is still tight, but it has improved sufficiently to enable us to build inventory in our Wet Seal stores for delivery in the current cycle.

One of the most significant measures of the success of a retailer is sales per square foot. For us, this is determined by dividing the total sales of our company by the number of square feet. The sales per square foot of our Wet Seal division were impacted negatively and significantly by the decline in revenue we experienced in the past two years in that division. Our merchandising strategy is to increase our sales per square foot at reasonable gross margins. At the same time, we are working to reduce our non-store expenses, including our general and administrative overhead, to be more in line with our reduced store count and projected revenues.

The growth of our Arden B. division has been constrained by our financial condition and by credit constraints. Our board of directors has been exploring and will continue to explore ideas to accelerate the growth of the Arden B. division.

Mr. Gold and our company have been negotiating an agreement with regard to Mr. Gold’s incentive compensation, the amount of which would be significant, for his efforts to date and in the future. However, as of April 27, 2005, we have not reached an agreement with Mr. Gold and there is no assurance that a mutually satisfactory agreement can be reached, (See “Risk Factors—We need to employ personnel with requisite merchandising skills to continue our merchandising strategy implemented by Mr. Gold” and “The shares to be issued under our 2005 Stock Incentive Plan will result in a substantial dilution of our earnings per share”).

Design, Buying and Product Development

Our design and buying teams are responsible for identifying evolving fashion trends, and then developing themes to guide our merchandising strategy. Each retail concept has a separate buying team. The merchandising team for each retail concept develops fashion themes and strategies through the references of fashion services and publications, shopping the European market, shopping the appropriate domestic vendor base and through customer responses to current trends in each division. After selecting fashion themes to promote, the design and buying teams work closely with vendors to modify colors, materials and designs and create images consistent with the themes for our product offerings.

We expect to decrease our dependency on internally designed merchandise as it relates to our Wet Seal division. This shift will allow us more flexibility to respond to the changing fashion trends of the junior customer, to buy in smaller lots and to reduce product development lead times. See also “—Allocation and Distribution” below.

Marketing, Advertising and Promotion

We believe that our brands, Wet Seal and Arden B., are among our most important assets. Our ability to successfully increase brand awareness is dependent upon our ability to address the changing needs and priorities of each brand’s target customers. We continue to invest in the development of our brands through customer research, print advertising, in-store marketing and the maintenance of an Internet presence.

During fiscal 2004, 2003 and 2002, we spent 1.9%, 1.0% and 1.5%, respectively, of net sales on marketing. In fiscal 2004, our primary marketing focus was on in-store promotion programs for the Wet Seal division and print media for Arden B., which included publications in Vogue® throughout the year. In addition, the Wet Seal division advertised key brands for back-to-school on MTV®.

We offer a frequent buyer card in our Wet Seal stores in order to build loyalty to the brand, increase the frequency of visits, promote multiple item purchases and gain direct access to the customer. As part of this program, sales representatives telephone selected cardholders personally to notify them of special in-store promotions, such as preferred customer sales during which cardholders receive additional incentives. Late in the third quarter of fiscal 2004, our Arden B. division introduced a loyalty program, “B Rewarded”, designed for the same purposes as that of our Wet Seal division.

In the Spring of 2002, we launched Seal TV, our in-house fashion and entertainment network designed to broadcast original programming, exclusive video footage, music videos and red carpet interviews from today’s hottest music, film and television stars in Wet Seal stores nationwide. As part of our efforts to reduce costs and return our company to profitability, we decided to discontinue the use of Seal TV in fiscal 2005 in favor of lower cost in-store branding and communication.

In fiscal 2002, we also introduced a Wet Seal catalog for the back-to-school season and again in November for the holiday season as a tool to further enhance brand awareness. Due to relatively high costs and disappointing sales results, we did not produce or distribute a catalog during fiscal 2003 or fiscal 2004, and we do not plan on pursuing this type of marketing in the near future.

Sourcing and Vendor Relationships

We purchase our merchandise from both domestic and foreign vendors. Approximately 27% of our retail receipts are directly imported from foreign vendors. Although in fiscal 2004 no single vendor provided more than 10% of our merchandise, management believes we are the largest customer of many of our smaller vendors. Quality control is monitored at the distribution points of our largest vendors and manufacturers, and all merchandise is inspected upon arrival at our Foothill Ranch, California distribution center.

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

All merchandise for retail stores is received from vendors at our Foothill Ranch, California distribution facility, where items are inspected for quality and fit and prepared for shipping to our stores. We ship all of our merchandise to our stores by common carrier. Consistent with our goal of maintaining the freshness of our product offerings, we ship new merchandise to stores daily, and markdowns are taken regularly to effect the rapid sale of slow moving inventory. Marked-down merchandise that remains unsold is either sold to an outside clearance company or given to charity in order to move the merchandise. The fulfillment process and distribution of merchandise for the e-commerce web-site is performed at our Foothill Ranch distribution center.

Information and Control Systems

Our merchandise, financial and store computer systems are fully integrated and operate using primarily Oracle® technology. We have invested in a large data warehouse that provides management, buyers and planners comprehensive data that helps them identify emerging trends and manage inventories. The core merchandise system is provided by the nation’s leading retail enterprise resource planning “ERP” software company, and is frequently upgraded and enhanced to support strategic business initiatives.

All of our stores have a point-of-sale system operating on software provided by a leading provider of specialty retailing point-of-sale systems. The system features bar-coded ticket scanning, automatic price look-up and centralized credit authorizations. All stores are networked to the corporate office via a centrally managed virtual private network. In the fall of fiscal 2003, we developed a store portal that is integrated with the corporate merchandise ERP system to provide the stores with real-time information regarding sales, promotions, inventory and shipments, and enable more efficient communications with the corporate office. In fiscal 2004, we did not invest in new systems. The majority of our efforts centered around maintaining and enhancing existing systems. We do not anticipate significant capital expenditures for new systems development in fiscal 2005.

Seasonality

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

Trademarks

Our primary trademarks and servicemarks are WET SEAL® and ARDEN B®, which are registered in the U.S. Patent and Trademark Office. We also use and have registered, or have applications pending for, a number of other U.S. trademarks, including, but not limited to, A. AUBREY®, ACCOMPLICE®, BLUE ASPHALT®, CONTEMPO CASUALS®, EVOLUTION, NOT REVOLUTION®, FASHIONABLY IT®, FORMULA X®, GET IT.WEAR IT.FLAUNT IT.®, MEOW GENES®, SEAL™, SEAL GLAMOUR™, SEAL PUPS™, SEAL MAGAZINE™, SEAL TV™, UNCIVILIZED®, URBAN VIBE®, ARDEN B SPORT™, ENR EVOLUTION NOT REVOLUTION®, LIMBO LOUNGE®, PANTIES FOR LIFE®, SOCKS FOR LIFE®, STYLIZER®, TIGHTS FOR LIFE®, NEXT® (State of California only) and ZUTOPIA®. In general, the registrations for these trademarks and servicemarks are renewable indefinitely, as long as we continue to use the marks as required by applicable trademark laws. We are not aware of any adverse claims or infringement actions relating to our trademarks or service marks.

Competition

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. We compete with specialty apparel retailers, department stores and certain other apparel retailers, including Charlotte Russe, Gap, Banana Republic, H&M, Old Navy, Pacific Sunwear, American Eagle, Urban Outfitters, Forever 21, Express, bebe, and BCBG. Many of our competitors are large national chains that have substantially greater financial, marketing and other resources than we do. While we believe we compete effectively for favorable site locations and lease terms, competition for prime locations within malls, in particular, and other locations is intense, and we cannot ensure that we will be able to obtain new locations on terms favorable to us, if at all.

Employees

As of January 29, 2005, our continuing operations had 5,433 employees, consisting of 1,791 full-time employees and 3,642 part-time employees. Full-time personnel consisted of 588 salaried employees and 1,203 full-time hourly employees. All part-time personnel are hourly employees. Of all employees, 5,140 were sales personnel and 293 were administrative and distribution center personnel. Personnel at all levels of store operations are provided with cash incentives based upon various individual store sales targets. All of our employees are non-union, and, in management’s opinion, are paid competitively with current standards in the industry. We believe that our relationship with our employees is good.

On December 28, 2004, we announced the closure of approximately 150 Wet Seal stores, as a part of a store-closing program designed to improve our company’s return to profitability. By March 5, 2005 we had closed 153 Wet Seal stores and approximately 2,000 positions were eliminated as result of the store closures.

Recent Developments

April 2005 Private Placement

On April 29, 2005, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with several investors that participated in our January 2005 private placement (as described below—“January 2005 Private Placement”). Under terms of the Securities Purchase Agreement, we have agreed to issue 24,600 shares of our Series C Convertible Preferred Stock (the “Preferred Stock”) for an aggregate purchase price of $24.6 million and new warrants (the “New Warrants”) to purchase up to 7.5 million shares of our Class A common stock.

The Preferred Stock will be convertible into 8.2 million shares of our Class A common stock, reflecting an initial $3.00 per share conversion price. The New Warrants will be exercisable beginning six months following the closing and will expire on the fifth anniversary of the date upon which they became initially exercisable. The New Warrants will have an initial exercise price equal to $3.68, reflecting the closing bid price of the our Class A common stock on the business day immediately before the signing of the Securities Purchase Agreement. The Preferred Stock has customary weighted average anti-dilution protection, while the New Warrants will be adjusted from time to time for stock splits, stock dividends, distributions and similar transactions.

Under the terms of the Securities Purchase Agreement, the investors who received warrants in the January 2005 Private Placement agreed to exercise all of their outstanding Series A Warrants and a pro rata portion of the outstanding Series B Warrants. Approximately 3.4 million shares of our Class A common stock will be issued in the warrant exercise at an aggregate exercise price of approximately $6.4 million.

We will receive approximately $18.0 million in net proceeds (after transaction expenses and retirement of the Bridge Loan Facility described below) in connection with the financing (the “April Private Placement”). As of April 29, 2005, the outstanding principal and capitialized interest of the Bridge Loan Facility was approximately $12.0 million which was provided by certain participants of our January 2005 Private Placement. The remainder of the proceeds will be used for general working capital purposes. We intend to close the financing on or before May 3, 2005.

Registration Statement—Extension of Filing Obligations

Under the terms of the Securities Purchase Agreement, the investors in this April 2005 Private Placement have agreed to extend the deadline for the filing of a registration statement with the Securities and Exchange Commission (the “SEC”) as required by the registration rights agreement entered into in connection with our January 2005 private placement (as described below—“January 2005 Private Placement”). Our company will now be required to file a registration statement with the SEC that includes the securities issued in the January 2005 private placement and the shares of our Class A common stock issuable upon conversion or exercise of the Preferred Stock and the New Warrants, as the case may be. The new registration statement must be filed no later than ten business days after the earlier of (i) the closing of the April 2005 Private Placement or (ii) May 3, 2005 (the “Filing Deadline”). In the event our company does not file the registration statement on or before the Filing Deadline or the registration statement is not declared effective by no later than 60 days (or in the event the SEC reviews the registration statement and requires modifications thereto, 90 days) after the Filing Deadline, our company will be required to make registration delay payments at the rate of $61,000 per day with regard to the securities issued in the January Private Placement from April 21, 2005 through the date of compliance. Alternatively, registration delay payments for the securities issued in the April Private Placement will accrue at the rate of $34,000 per day from the date of non-compliance through the date of compliance with our registration obligations.

January 2005 Private Placement

On January 14, 2005, we issued $56.0 million in aggregate principal amount of Secured Convertible Notes due January 14, 2012 (the “Notes”) to certain investors (“January 2005 Private Placement”). The Notes have an initial conversion price of $1.50 per share of our Class A common stock. The Notes are immediately exercisable and bear interest at an annual rate of 3.76%, which may be paid in cash or capitalized. On January 14, 2005, we also issued the Series B Warrants, Series C Warrants and Series D Warrants (collectively with the Series A Warrants described below, the “Warrants”) to acquire initially up to 3.4 million, 4.5 million and 4.7 million shares of our Class A common stock, respectively. The Series A Warrants, Series B Warrants, Series C Warrants and Series D Warrants have initial exercise prices of $1.75, $2.25, $2.50 and $2.75 per share, respectively. On November 9, 2004, the date we initially signed our investment agreements for the January 2005 Private Placement, we issued the Series A Warrants to acquire initially up to 2.3 million shares of our Class A common stock. Series A Warrants were subsequently reissued on December 13, 2004 in connection with amendments to our investment agreements. The conversion prices and the exercise prices of the Notes and Warrants have full ratchet anti-dilution protection. This type of anti-dilution protection requires that the conversion price or exercise price, as the case may be, be adjusted from time to time in the event of the issuance of Class A common stock or securities convertible into Class A common stock at prices below the respective conversion price or exercise price.

The Warrants are exercisable on any date following their issuance. The exercise period of the Series A Warrants, Series B Warrants, Series C Warrants and Series D Warrants will terminate on December 13, 2008, January 14, 2009, January 14, 2010 and January 14, 2010, respectively.

The terms of our existing senior credit facility with Fleet Retail Group, Inc. were modified to permit the issuance of the Notes and the Warrants and to allow for the bridge loan facility (as described below in “—Extension of Bridge Loan Facility”).

We have used the proceeds from the January 2005 Private Placement and the bridge loan facility (as described below in “—Extension of Bridge Loan Facility”) to implement our strategy to return our company to profitability.

Extension of Bridge Loan Facility

On November 9, 2004, we received a $10.0 million bridge loan to be used for working capital purposes prior to the closing of the January 2005 Private Placement. Interest accrues on the bridge loan facility at the rate of 25.0%. Originally, the proceeds of the bridge loan (the “Bridge Loan Facility”) were to be applied at the closing of the January 2005 Private Placement as partial payment of the aggregate purchase price for the Notes and the Warrants. However, on January 14, 2005, we entered into agreements with the investors in the January 2005 Private Placement and the lenders under our existing senior credit facility to extend the maturity of the Bridge Loan Facility.

Pursuant to the terms of the amendments, the initial maturity of the Bridge Loan Facility was extended to March 31, 2005, which since then has been extended and shall be further extended on a month to month basis, subject to the right of the administrative agent under the loan documents to terminate it on 10 days’ notice, with the final maturity date of the Bridge Loan Facility being March 31, 2009. Interest will continue to accrue on the Bridge Loan Facility at the rate of 25.0% through July 31, 2005, but will increase to 30.0% effective August 1, 2005 if the bridge loan remains outstanding. Interest may be paid in cash or capitalized at our discretion.

Beginning February 1, 2005, we were obligated to pay the bridge lenders supplemental interest payments on the outstanding principal amount of the Bridge Loan Facility (including capitalized interest). These payments have been made at the beginning of each month during which the Bridge Loan Facility has been extended. The supplemental interest payment rate was 1.45% and 0.70% for the months of February and March,, respectively, and 1.50% thereafter. Supplemental interest payments may also be paid in cash or capitalized at our discretion.

We intend to retire the outstanding Bridge Loan Facility in connection with our April 2005 Private Placement.

Changes in Board Composition and Management

Since October 2004, we have experienced significant management changes. In November 2004, Peter Whitford resigned from his position as Chief Executive Officer and Chairman of our board of directors and Allan Haims resigned as President of our Wet Seal division. In December 2004, we appointed Joel N. Waller, the former Chief Executive Officer of Wilsons Leather, to the positions of President and Chief Executive Officer, effective February 1, 2005. Mr. Waller was appointed to the Board of Directors effective December 27, 2004. In addition, in March 2005, Joseph Deckop resigned from his position as Executive Vice President of Central Planning and Allocation.

As a part of our turn-around strategy, all of the members of our board of directors, other than Henry Winterstern, our Chairman, and Alan Siegel, have either retired or resigned. Recently we have appointed Messers. Waller, Sidney M. Horn, Harold D. Kahn and Kenneth M. Reiss to our board of director’s. Mr. Horn is a leading corporate lawyer and a partner at the law firm Stikeman Elliot LLP, located in Montreal, Canada. Mr. Kahn is currently a director of Steven Madden, Ltd. Until March 2004, Mr. Kahn served as Chairman and Chief Executive Officer of Macy’s East. Mr. Reiss is currently a director of Guitar Center, Inc. Mr. Reiss is a former partner of Ernst & Young LLP, retired since June 2003. The board of directors appointed Mr. Reiss as Chairman of the Audit Committee. The entire board of directors, with the exception of Mr. Waller, will act as the Compensation Committee until such time as the board of directors is expanded.

Statement Regarding Forward Looking Disclosure and Risk Factors

Certain sections of this Annual Report on Form 10-K, including “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which represent our expectations or beliefs concerning future events.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “—Risk Factors” below and discussed elsewhere in this Annual Report.

Risk Factors

Risks Related to our Business

We may be unable to reverse declines in comparable store sales and net losses from continuing operations, both of which could significantly impact our economic viability.

The economic survival of our company is significantly dependent on our ability to reverse declines in comparable store sales and then sustain comparable store sales growth. Our comparable store sales results have declined significantly during the past two years and a substantial portion of these declines have been attributable to our Wet Seal division. These declines in comparable store sales have resulted in a net loss from continuing operations in 2004. Our ability to improve our comparable store sales results depends in large part on a number of factors, some of which are outside of our control, including improving our forecasting of demand and fashion trends, providing an appropriate mix of appealing merchandise for our targeted customer base, managing inventory effectively, using more effective pricing strategies, selecting effective marketing techniques, optimizing store performance by closing under-performing stores, calendar shifts of holiday periods and general economic conditions. We cannot assure you that we will not experience future declines in comparable store sales and net losses from continuing operations, both of which would significantly impact our ability to continue as a going concern.

We have incurred operating losses and negative cash flows in the past two years and we may not be able to reverse these losses.

We have incurred operating losses and negative cash flows during each of fiscal 2003 and 2004. Although we have received approximately $59.4 million in net proceeds after transaction expenses from the investors in the January 2005 Private Placement and expect to receive approximately $18.0 million (after transaction expenses and retirement of the Bridge Loan Facility) in net proceeds in the April 2005 Private Placement, we will encounter liquidity constraints if our operating losses and negative cash flows continue. In such event, we will be forced to seek alternatives to address these constraints, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code. In the event we need to seek additional financing, we will need to obtain the prior approval of our lenders and there is no assurance we will receive such approvals on terms acceptable to us.

As a result of our operating losses and negative cash flows, we have experienced a tightening of credit extended to us by vendors, factors and others for merchandise and services, which could cause us to experience delays or disruption in merchandise flow.

Due to our recent financial results, we have experienced a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. If supply difficulties arise due to this credit tightening we could experience delays or disruption in merchandise flow, which, in turn, could have an adverse effect on our financial condition and results of operations.

Our decision to close certain Wet Seal stores may not significantly improve our financial condition or results of operations.

On December 28, 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We appointed Hilco to manage the inventory liquidations for the stores that we have closed and Hilco Advisors to negotiate with the respective landlords. We completed the store closing effort on March 5, 2005 and through that date we closed a total of 153 stores. Upon the decision to close these stores, we wrote down the carrying value of these impaired assets to realizable value, a non-cash event that negatively impacted our earnings and earnings per share. Further, by closing these stores before the expiration of the applicable lease term, we are required in most instances to make payments to the landlords in the form of cash and/or equity payments to terminate or “buy out” the remaining term of the applicable lease. Although Hilco is in negotiations with the landlords on our behalf, we cannot assure you that we will be able to reach an agreement with all the landlords on terms acceptable to us.

Moreover, although these stores have been underperforming as compared with our other Wet Seal stores, there is no assurance that in the long term these store closures will have a significant positive impact upon our operating results or that we will not have to close additional stores in the future. Furthermore, if we are not successful in reducing our non-store expenses, including our general and administrative overhead, in line with our reduced store count and projected revenues, it is unlikely that we would achieve significant profitability even if our net sales revenue increases.

Covenants contained in agreements governing our existing indebtedness restrict the manner in which we conduct our business and our failure to comply with these covenants could result in a default under these agreements, which would have a material adverse effect on our business, financial condition, growth prospects and ability to procure merchandise for our stores.

Our senior credit facility, Bridge Loan Facility and the indenture governing our Notes contain covenants that restrict the manner in which we conduct our business. Subject to certain exceptions, these covenants restrict, among other things, our ability, and the ability of certain of our subsidiaries, to:

•	incur or guarantee additional indebtedness or refinance our existing indebtedness;

•	make investments or acquisitions;

•	merge, consolidate, dissolve or liquidate;

•	engage in certain asset sales (including the sale of stock);

•	grant liens or assets;

•	pay dividends; and

•	close stores.

A breach of any of these covenants could result in a default under the agreements governing our existing indebtedness, acceleration of any amounts then outstanding, the foreclosure upon collateral securing the debt obligations, or the unavailability of the lines of credit. As a result, our ability to continue as a going concern would be significantly impacted and may require our company to file for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

We may not have sufficient funds to make required payments on the Notes.

Although we anticipate receiving approximately $18.0 million in net proceeds after transaction expenses and the retirement of the Bridge Loan Facility from the April 2005 Private Placement, we may not have sufficient funds to make the interest and principal payments on the Notes when due, either at maturity or upon the occurrence of certain events. If we do not have sufficient funds to make these payments, we will have to obtain an alternative source of funds, including sales of our assets or assets of our subsidiaries or sales of our equity securities or capital. We cannot assure you that we will be able to obtain sufficient funds to meet our payment obligations on the Notes through any of these alternatives or that we will be permitted by our senior lenders to obtain funds through any of these alternatives. In the event that we are not able to make the required payments at maturity or otherwise, we will be forced to seek alternatives, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code.

Our company is a defendant in a class action and the subject of an investigation by the Securities and Exchange Commission.

As previously reported, our company, certain of our former directors, and former and current officers, have been named as defendants in several securities class actions. These actions have now been consolidated in the United States District Court for the Central District of California.

On or about February 1, 2005, the District Court appointed lead plaintiffs in the consolidated action, filed their Consolidated Class Action Complaint for Violation of the Federal Securities Laws, entitled “Laborer’s International Union of North America Local Union and District Counsel Fund, Laborer’s National (Industrial) Pension Fund, et. al, plaintiffs, v. Wet Seal Inc., Irving Teitelbaum, Peter D. Whitford, Douglas C. Felderman, Walter Parks, Joseph E. Deckop, Allan Haims, Stephen Gross, and La Senza Corporation, defendants.”

The consolidated complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by, among other allegations, making false and misleading statements concerning the progress of our company to stem the losses of our Wet Seal division and return that business to profitability as well as the illegal use of material non-public information by former directors and a company controlled by them. The plaintiff seeks class certification, compensatory damages, interest, costs and attorney’s fees and expenses.

We intend to make a motion to dismiss the consolidated complaint but there is no assurance it will be successful. If significant damages are assessed against our company it may, in the future, have a material adverse effect on the financial condition of our company and the results of operations.

In February, we announced that the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) had commenced an informal, non-public inquiry regarding our Company. We indicated that the SEC’s inquiry generally related to the events and announcements regarding our Company’s 2004 second quarter earnings and the sale of our Class A common stock by La Senza Corporation and its affiliates during 2004. The SEC has advised us that on April 19, 2005 it issued a formal order of investigation in connection with its review of matters relating to the company.

Consistent with the previous announcement, the Company intends to cooperate fully with the SEC’s inquiry. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on our business, financial condition, results of operations or cash flows.

We have had significant management changes recently and these changes may impact our ability to execute our turn-around strategy in the near term.

In general, our success depends to a significant extent on the performance of our senior management, particularly personnel engaged in merchandising and store operations, and on our ability to identify, hire and retain additional key management personnel. In November 2004, the Chairman and Chief Executive Officer and the President of our Wet Seal division resigned from our company. In addition, as part of our turn-around strategy, all of the members of our board of directors, other than Henry D. Winterstern and Alan Siegel, have either resigned or retired. In December 2004 and January 2005, we appointed a new President and Chief Executive Officer and four members to our board of directors. We anticipate that we will experience a transition period before this new management team is fully integrated with our company, which could impact our ability to confront the financial challenges that impact our company. In addition, there is a risk that we may lose additional members of our senior management team. If so, due to the intense competition for qualified personnel in the retail apparel industry, we cannot assure you that we will be able to identify, hire or retain the key personnel with the merchandising and management skills necessary to implement our turn-around strategy and offer appealing products to our target market.

We need to employ personnel with the requisite merchandising skills to continue our merchandising strategy implemented by Mr. Gold.

Michael Gold has been responsible for developing and implementing the new merchandising strategy for our Wet Seal division. Mr. Gold and our company have not yet entered into a formal agreement to compensate Mr. Gold for these efforts. If we reach an agreement, we intend to provide him with a significant incentive based compensation package which may take the form of restricted stock grants, warrants or options in order to compensate him for his efforts to date and in the near term future.

Mr. Gold’s commitment to our company has been and will continue to be part-time. We, therefore, are actively seeking personnel with sufficient merchandising skills to continue the merchandising strategy implemented by Mr. Gold. In the event we are unable to reach an agreement with Mr. Gold and he elects not to continue his relationship with our company, the results of our operations may be significantly and adversely impacted. In addition, if we are unable to identify and retain personnel with outstanding merchandising skills to replace Mr. Gold, our comparable store sales and sales revenue could decline.

The shares to be issued under our 2005 Stock Incentive Plan will result in a substantial dilution of our earnings per share.

We recently established our 2005 Stock Incentive Plan to attract and retain directors, officers, employees and consultants. We have reserved 10.0 million shares of our Class A common stock for issuance under this incentive plan. As of April 27, 2005, 4.8 million shares of restricted Class A common stock had been granted to Joel N. Waller, our Chief Executive Officer, our Executive Vice President of Wet Seal and our non-employee directors. In the near term we anticipate granting additional restricted shares in connection with the hiring or appointment of individuals, as well as company management who will assist us in returning our company to profitability, including Mr. Gold. As a result of the granting of restricted shares, we will incur non-cash compensation expense charges to our earnings over the vesting periods or when the restrictions lapse. As a result, the shares to be issued under the 2005 Stock Incentive Plan will have a significant adverse effect on our results of operation and on our earnings per share.

Our issuance of the Notes and Warrants, the incurrence of obligations under the Bridge Loan Facility, and the proposed issuance of the Preferred Stock and New Warrants will have a significant adverse effect on our earnings and earnings per share.

As a result of our issuance of the Notes and related Warrants and the proposed issuance of the Preferred Stock and New Warrants and in accordance with accounting guidelines noted in Emerging Issues Task Force (EITF) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments” and Accounting Principles Board No. 14 “Accounting for Convertible Debt issued with stock Purchase Warrants”, we determined the fair market value of the Warrants issued as well as the value of the beneficial conversion feature. The value assigned to the Warrants and the beneficial conversion feature reduced the face value of the Notes resulting in a discount that will be amortized over the life of the Notes. The amortization of the discount will result in significant non-cash charges and will have an adverse effect on our earnings and earnings per share.

The Notes accrue interest at an annual rate of 3.76%, while the loans made under the Bridge Loan Facility accrue interest at an annual rate of 25.0% through July 31, 2005 and 30.0% thereafter. Since February 1, 2005, we have been required to pay supplemental interest on the outstanding principal amount (including capitalized interest). The monthly supplemental interest rate was 1.45% for February 2005, 0.70% for March 2005 and 1.5% thereafter. If the Bridge Loan Facility and the Notes remain outstanding for all of fiscal 2005, interest expense, whether capitalized or paid, will have a significant impact on our financial results.

Prior to the conversion of the Notes and the Preferred Stock (if issued) and the exercise of the Warrants and the New Warrants (if issued), the shares of Class A common stock underlying these securities would not be included in the calculation of basic or fully diluted per share results in the event of a net loss. Conversely, these securities would be included in the determination of fully diluted per share results in the event the Company has net income. Although the holders of these securities may not convert or exercise the respective securities if they would own (together with any affiliates) more than 9.99% of our Class A common stock, upon such conversion and/or exercise, as applicable, our earnings per share would be expected to decrease, or our net loss per share to decrease, as a result of the inclusion of the underlying shares of Class A common stock in our per share calculations.

Our internal controls have material weaknesses.

We have received an adverse opinion on the effectiveness of our internal controls over financial reporting because of material weaknesses identified in management’s assessment of the effectiveness of such controls. These material weaknesses, if not remediated, create increased risk of misstatement of our financial results which, if material, may require restatement thereof.

If we are unable to anticipate and react to new fashion trends and/or if there is a decrease in the demand for fashionable, casual apparel, our financial condition and results of operations could be adversely affected.

Our brand image is dependent upon our ability to anticipate, identify and provide fresh inventory reflecting current fashion trends. If we fail to anticipate, identify or react appropriately or in a timely manner to these fashion trends, we could experience reduced consumer acceptance of our products, a diminished brand image and higher markdowns. These factors could result in lower selling prices and sales volumes for our products, which could adversely affect our financial condition and results of operations. This risk is particularly acute because we rely on a limited demographic customer base for a large percentage of our sales.

Our sales also depend upon the continued demand by our customers for fashionable, casual apparel. Demand for our merchandise could be negatively affected by shifts in consumer discretionary spending to other goods, such as electronic equipment, computers and music. If the demand for apparel and related merchandise were to decline, our financial condition and results of operations would be adversely affected by any resulting decline in sales.

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

In addition to the competitive challenges specified above, many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do and which may be better able to adapt to changing conditions that affect the competitive market. Also, our industry has low barriers to entry that allows the introduction of new products or new competitors at a faster pace. Any of these factors could result in reductions in sales or the prices of our products which, in turn, could have a material adverse effect on our financial condition and results of operations.

Further, although we believe that we compete effectively for favorable site locations and lease terms in shopping malls and other locations, competition for prime locations and lease terms within shopping malls, in particular, and at other locations is intense, and we cannot assure you that we will be able to obtain new locations or maintain our existing locations on terms favorable to us, if at all.

Historically we have grown through opening new stores; however, due to our financial condition we do not anticipate opening a significant number of additional stores in the immediate future which could adversely affect the growth of our business.

Our company has historically expanded by opening new stores, remodeling existing stores and acquiring other store locations or businesses that complement and enhance our operations. From time to time we have created new retail concepts such as Arden B. However, as result of our financial condition we may not be able to take advantage of certain business opportunities in the same manner as we have historically. While a conservative approach to opening new stores may assist our efforts in the return to profitability, it may have a negative impact upon our growth within certain markets or require us to expend more capital to gain entry in the future.

Because of the importance of our brand names, we may lose market share to our competitors if we fail to adequately protect our intellectual property rights.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We have registered trademarks for Wet Seal and Arden B. (which are registered in the retail store services class and pending in others). We take actions to establish and protect our intellectual property. However, we cannot assure you that others will not imitate our products or infringe on our intellectual property rights. In addition, we cannot assure you that others will not resist or seek to block the sale of our products as violative of their intellectual property rights. If we are required to stop using any of our registered or non-registered marks, our sales could decline and, consequently, our business and results of operations could be adversely affected.

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

Our business depends on our ability to purchase current season apparel in sufficient quantities at competitive prices. The inability or failure of our key vendors to supply us with adequate quantities of desired merchandise, the loss of one or more key vendors or a material change in our current purchase terms could adversely affect our financial condition and results of operations by causing us to experience excess inventories and higher markdowns. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. We cannot assure you that we will be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us in the future, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We depend upon a single distribution facility, and any significant disruption in the operation of this facility could harm our business, financial condition and results of operations.

The distribution functions for all of our stores are handled from a single, leased facility in Foothill Ranch, California. Any significant interruption in the operation of this facility due to a natural disaster, accident, system failure or other unforeseen event could delay or impair our ability to distribute merchandise to our stores and, consequently, lead to a decrease in sales. As a result, our business, financial condition and results of operations could be harmed.

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

We compete with Internet businesses that handle similar lines of merchandise. These competitors have certain advantages, including the inapplicability of sales tax and the absence of retail real estate and related costs. As a result, increased Internet sales by our competitors could result in increased price competition and decreased margins. Our Internet operations are subject to numerous risks, including:

•	reliance on third-party computer and hardware providers;

•	diversion of sales from our retail stores; and

•	online security breaches and/or credit card fraud.

Our inability to effectively address these risks and any other risks that we face in connection with our Internet business could adversely affect the profitability of our Internet business.

We are subject to risks associated with our procurement of products from non-U.S. based vendors, any of which could have a material adverse effect on our business, financial condition or results of operations.

A significant portion of our products is manufactured outside the United States. As a result, we are susceptible to greater losses as a result of a number of risks inherent in doing business in international markets and from a number of factors beyond our control, any of which could have a material adverse effect on our business, financial condition or results of operations. These factors include:

•	import or trade restrictions (including increased tariffs, customs duties, taxes or quotas) imposed by the United States government in respect of the foreign countries in which our products are currently manufactured or any of the countries in which our products may be manufactured in the future;

•	political instability or acts of terrorism, significant fluctuations in the value of the U.S. dollar against foreign currencies and/or restrictions on the transfer of funds between the United States and foreign jurisdictions, any of which could adversely affect our merchandise flow and, consequently, cause our sales to decline; and

•	local business practices that do not conform to our legal or ethical guidelines.

Our imports are limited by textile agreements between the United States and a number of foreign jurisdictions, including Hong Kong, China, Taiwan and South Korea. These agreements impose quotas on the amounts and types of merchandise that may be imported into the United States from these countries. These agreements also allow the United States to limit the importation of categories of merchandise that are not now subject to specified limits. The United States and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. In addition, none of our international suppliers or international manufacturers supplies or manufactures our products exclusively. As a result, we compete with other companies for the production capacity of independent manufacturers and import quota capacity. If we were unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because room or space under the necessary quotas was unavailable or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our business, financial condition or results of operations.

Increases in Federal and state statutory minimum wages could increase our expenses, which could adversely affect our results of operations.

Connecticut, Illinois, Oregon, District of Columbia, New York, and Washington have each increased their state minimum wages to a level that significantly exceeded the Federal minimum wage as of January 1, 2005. As of April 27, 2005, we operated 57 stores in those states. These recent increases in the state statutory minimum wage and any future Federal or state minimum wage increases could raise minimum wages above the current wages of some of our employees. As a result, competitive factors could require us to make corresponding increases in our employees’ wages. Increases in our wage rates increase our expenses, which could adversely affect our results of operations.

Violation of labor laws and practices by our suppliers could harm our business and results of operations.

As part of our commitment to human rights, we require our domestic and foreign suppliers to abide by a Code of Conduct for Vendors and Suppliers, which sets forth guidelines for acceptable factory policies and procedures regarding workplace conditions, including wages and benefits, health and safety, working hours, working age, environmental conditions and ethical and legal matters. If one of our suppliers fails to comply with this Code, we may be required to discontinue our relationship with that supplier, which could result in a shortfall in our inventory levels. Further, if the supplier’s non-compliance were publicly disclosed, our customers may refuse to purchase our products. Either of these events could harm our business and results of operations.

Our involvement in lawsuits, both now and in the future, could negatively impact our business.

We are currently a defendant in a number of lawsuits, including a class action lawsuit, and we have been involved in a variety of other legal proceedings in the past. Although we intend to vigorously defend the claims against us, if any of the claims in these lawsuits or any future lawsuit are resolved unfavorably to us, we may be required to pay substantial monetary damages or pursue alternative business strategies. This could have a material adverse effect on our business. In addition, our defense of these actions has resulted, and may continue to result, in substantial costs to us as well as require the significant dedication of management resources. If we choose to settle any of these lawsuits, the settlement costs could have a material adverse effect on our cash resources and financial condition.

Risks Related to our Class A Common Stock

Our stockholders may experience significant dilution.

On June 29, 2004, as part of its private placement of equity securities to institutional and other accredited investors, we issued warrants to acquire 2.1 million additional shares of Class A common stock. On January 14, 2005, we issued Notes which are convertible initially into 37.3 million shares of Class A common stock and Warrants which are exercisable initially for 14.9 million shares of Class A common stock. In each case, the conversion and exercise prices have full ratchet anti-dilution protection, which means the conversion or exercise price, as the case may be, will be adjusted from time to time in the event of the issuance of shares of Class A common stock or of securities convertible or exercisable into shares of our Class A common stock, at prices below the applicable conversion or exercise price. In addition, upon the closing of the April Private Placement, we will issue Preferred Stock which will be initially convertible into 8.2 million shares of our Class A common stock and New Warrants which will be initially exercisable into 7.5 million shares of our Class A common stock. The Preferred Stock will have customary weighted-average anti-dilution protection for future stock issuances below the applicable per share conversion price and the New Warrants will have customary anti-dilution protection for stock splits and similar corporate events.

Although certain conversion and exercise restrictions are placed upon the holders of the Notes, the Warrants, the Preferred Stock and the New Warrants, the issuance of the additional shares of Class A common stock will cause our existing stockholders to experience significant dilution in their investment in our company. In addition, if the cash liquidity issues described in these risk factors require us to obtain additional financing involving the issuance of equity securities or securities convertible into equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of our Class A common stock to decline, which could impair our ability to raise additional financing.

Our Class A common stock could be subject to short selling and other hedging techniques and, if this occurs, the market price of our Class A common stock could be adversely affected.

Our company’s Class A common stock could be subject to a number of hedging transactions including the practice of short selling. Short selling, or “shorting,” occurs when stock is sold which is not owned directly by the seller; instead, the stock is “loaned” for the sale by a broker-dealer to someone who “shorts” the stock. In most situations, this is a short-term strategy by a seller, and based upon volume, may at times drive stock values down.

Based upon a review of the current stock ownership filings with the SEC made by our stockholders, we have identified several investment firms that own equity interests in our company. These firms may actively engage in hedging transactions, including the short selling of our Class A common stock. Moreover, a significant percentage of the convertible securities issued in our recent private placement transactions are held by investment firms who may engage such transactions. Any such hedging activities could reduce the value of our current stockholders’ equity interests in our company at and after the time the hedging transactions have occurred.

We have never paid dividends on our Class A common stock and do not plan to do so in the future.

Holders of shares of our Class A common stock are entitled to receive any dividends that may be declared by our board of directors. However, we have not paid any cash dividends on our Class A common stock and we do not expect to do so in the future. Also, our agreements with our senior lenders and the indenture governing the Notes prohibit us from paying dividends to our stockholders. We intend to retain any future earnings to provide funds for operations of our business. Investors who anticipate the need for dividends from investments should not purchase our Class A common stock.

Our charter provisions, rights plan and Delaware law may have anti-takeover effects.

Our certificate of incorporation and bylaws authorize our board of directors to designate and issue, without stockholder approval, preferred stock with voting, conversion and other rights and preferences that could differentially and adversely affect the voting power or other rights of the holders of our common stock, which could be used to discourage an unsolicited acquisition proposal. In addition, under certain circumstances our board of directors may grant rights to our stockholders under our rights plan. Furthermore, certain provisions of Delaware law applicable to our company could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

The possible issuance of preferred stock, the rights granted to stockholders under our rights plan and Delaware law could each have the effect of delaying, deferring or preventing a change in control of our company, including, without limitation, discouraging a proxy contest, making more difficult the acquisition of a substantial block of our common stock and limiting the price that investors might in the future be willing to pay for shares of our common stock.

Item 2.    Properties

Our principal executive offices are located at 26972 Burbank, Foothill Ranch, California, with 301,408 square feet of leased office and distribution facility space, including 215,192 square feet of merchandise handling and storage mezzanine space in the distribution facility and 86,216 square feet of office space. This lease expires on December 4, 2007. The lease allows for one five-year option.

We lease all of our stores. Lease terms for our stores typically are 10 years in length and generally contain renewal options. The leases generally provide for a fixed minimum rental and additional rental based on a percentage of sales once a minimum sales level has been reached. Certain leases include cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. When a lease expires, we generally renew that lease at current market terms. However, each renewal is based upon an analysis of the individual store’s profitability and sales potential. Due to poor performance and or non-renewal of a lease, we closed 72 Wet Seal stores and 7 Arden B. stores during the year ended January 29, 2005. Of these closures, 25 were due to natural lease expirations and 54 were related to our previously announced plans to close 150 Wet Seal stores. In addition, we closed another 99 Wet Seal stores by March 5, 2005 (in 49 of these 99 stores, we had ceased use of the properties at January 29, 2005 and were preparing the locations for return to the respective landlords). At the end of fiscal 2004, we had 1,920,460 square feet of leased space for continuing operations, not including our principal executive offices.

The following table sets forth information with respect to store openings and closings since fiscal 2000:

	Fiscal Years
	2004	2003	2002	2001	2000
Stores open at beginning of year	604	606	571	552	548
Stores acquired during period(1)	—	—	—	18	—
Stores opened during period	8	31	69	51	36
Stores closed during period(2)	110	33	34	50	32

Stores open at end of period	502	604	606	571	552

(1)	2001: We acquired 18 Zutopia stores on March 25, 2001 from Gymboree, Inc.
(2)	Includes the closure of 31 Zutopia stores in fiscal 2004.

Item 3.    Legal Proceedings

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”), on behalf of persons who purchased our common stock between January 7, 2003 and August 19, 2004. Our company and certain of our present and former directors and executives were named as defendants. The complaints allege violations of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, we failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including our company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal division and return that business to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of our common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. Our Company is vigorously defending this litigation and filed a motion to dismiss the consolidated complaint in April 2005. There can be no assurance that this litigation will be resolved in a favorable manner.

In February 2005, we announced that the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) had commenced an informal, non-public inquiry regarding the Company. We indicated that the SEC’s inquiry generally related to the events and announcements regarding the Company’s 2004 second quarter earnings and the sale of Company stock by La Senza Corporation and its affiliates during 2004. The SEC has advised us that on April 19, 2005 it issued a formal order of investigation in connection with its review of matters relating to our Company. Consistent with the previous announcement, we intend to cooperate fully with the SEC’s inquiry. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on our business, financial condition, results of operations or cash flows.

On September 30, 2004, Louis Vuitton Malletier (“Louis Vuitton”) and Marc Jacobs International, L.L.C. (“Marc Jacobs”) filed suit against our company in the United States District Court for the Southern District of New York for trade dress infringement, unfair competition and misappropriation under federal and state law. Plaintiffs’ claims all arise from our company’s sale of three handbags, which plaintiffs allege infringe upon two well-known Louis Vuitton handbags and one Marc Jacobs handbag. Plaintiffs requested that the court direct our company to pay them the net profits derived by our company from the sale of its allegedly infringing handbags and reasonable attorney’s fees incurred by plaintiffs in connection with the action. The parties have recently executed a Settlement Agreement and an order dismissing the action with prejudice was entered on February 24,

2005. Pursuant to the Settlement Agreement, our company is required to provide Louis Vuitton and Marc Jacobs with an affidavit stating that all allegedly infringing bags have been destroyed. Our company met all the requirements of the Settlement Agreement.

In May 2004, our company was notified by a consumer group, alleging that five products consisting of certain rings and necklaces contained an amount of lead that exceeded the maximum .1 parts per million of lead under Proposition 65 of the California Health and Safety Code; however, no money damages were requested. Each such contact constitutes a separate violation. The maximum civil penalty for each such violation is $2,500. The vendor of the products confirmed that the jewelry in question contained some lead. The vendor has confirmed, however, that it will accept our tender of liability. Our company has no outstanding invoices with the vendor. Our company has placed all future jewelry orders, effective October 2004, as lead free orders, which may lead to a 10% to 30% increase in cost. On June 22, 2004, the California Attorney General filed a complaint on behalf of the Center for Environmental Health. On June 24, 2004, our company was added to that complaint as a named defendant. The case is currently being mediated for resolution on industry standards.

We were served with a class-action lawsuit in the Orange County Superior Court by previously employed store managers alleging non-exempt status under California state labor laws during fiscal 2003. Through non-binding mediation, we agreed to settle the litigation and pay approximately $1.3 million, which charge has been recorded in our fourth quarter earnings of fiscal 2003. Upon approval by the court and all parties, we proceeded with the process to administer the notice of settlement to class members, and determine the claims to award. We have substantially completed this administrative process, including payments to the class members on January 29, 2005. To mitigate future related complaints, we have converted all of our California store managers to non-exempt status.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. Our management believes that, in the event of a settlement or an adverse judgment of any of the pending litigation, we are adequately covered by insurance. As of April 27, 2005, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through solicitations of proxies or otherwise during the fourth quarter of the fiscal year covered by this report, other than the matters submitted for stockholder approval at our January 10, 2005 Special Meeting of Stockholders.

Pursuant to applicable NASDAQ rules and regulations, our company’s stockholders approved (1) the issuance of the Notes and the Warrants, (2) an amendment to our certificate of incorporation that provided for an increase in the number of authorized shares of our common stock, and (3) our company’s new 2005 stock incentive plan. The number of votes for each matter was as follows: for the first matter, 15,490,958 votes were cast ‘for’, 1,042,888 votes were cast ‘against’, and there were 1,194,344 abstentions and 19,713,790 broker non-votes; for the second matter, 34,194,787 votes were cast ‘for’, 1,650,410 votes were cast ‘against’, and there were 1,596,783 abstentions and zero broker non-votes; and for the third matter, 13,622,641 votes were cast ‘for’, 2,501,484 votes were cast ‘against’, and there were 1,605,065 abstentions and 19,713,790 broker non-votes.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have two classes of common stock: Class A and Class B. Our Class A common stock is listed on The NASDAQ Stock Market under the symbol “WTSLA.” As of April 27, 2005, there were 280 stockholders of record of the Class A common stock. The number of beneficial owners of our Class A common stock was estimated to be approximately 5,814. The closing price of our Class A common stock on April 27, 2005 was $3.47 per share. As of April 27, 2005 there were no stockholders of record of our Class B common stock.

Price Range of Stock

The following table reflects the high and low sale prices of our Class A common stock as reported by NASDAQ for the last two fiscal years:

	Fiscal 2004		Fiscal 2003
Quarter	High	Low	High	Low
First Quarter	$9.24	$5.51	$10.24	$6.44
Second Quarter	$6.68	$4.07	$12.88	$8.73
Third Quarter	$4.60	$0.74	$12.15	$10.00
Fourth Quarter	$2.32	$1.45	$11.62	$7.65

Dividend Policy

We have reinvested earnings in the business and have never paid any cash dividends to holders of our common stock. The declaration and payment of future dividends, which are subject to the terms and covenants contained in the agreements governing our existing indebtedness, are at the sole discretion of the board of directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the board of directors. Neither our senior credit facility nor our Bridge Loan Facility allow us to declare or pay any dividends on any of our shares, nor to purchase, redeem or otherwise acquire for value any of our shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 29, 2005 about our company’s common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of our board of directors under all of our company’s existing equity compensation plans, including our company’s 1996 Long-Term Incentive Plan, as amended, the 2000 Stock Incentive Plan and the 2005 Stock Incentive Plan:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,593,042	$8.90	9,181,915
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,593,042	$8.90	9,181,915

There were no purchases of shares of Class A common stock or Class B common stock by our company or affiliated purchasers during the fiscal quarter ended January 29, 2005.

Unregistered Sales of Equity Securities

On April 29, 2005, we entered into a Securities Purchase Agreement under which we have agreed to issue at closing 24,600 shares of Preferred Stock for an aggregate purchase price of $24.6 million, and New Warrants to acquire initially up to 7.5 million shares of our Class A common stock. The Preferred Stock will be convertible into 8.2 million shares of our Class A common stock, reflecting an initial $3.00 per share conversion price (subject to anti-dilution adjustments). The New Warrants will be exercisable beginning six months following the closing and will expire on the fifth anniversary of the date upon which they became initially exercisable. The New Warrants will have an initial exercise price equal to $3.68 (subject to anti-dilution adjustments). In connection with the issuance of the Preferred Stock and the New Warrants, the investors who received warrants in the January 2005 Private Placement agreed to exercise all of their outstanding Series A Warrants and a pro rata portion of the outstanding Series B Warrants. Approximately 3.4 million shares of our Class A common stock will be issued in the warrant exercise at an aggregate exercise price of approximately $6.4 million.

We have agreed to register the shares of the Class A common stock issuable upon conversion and exercise of the Preferred Stock and the New Warrants, as the case may be, pursuant to the terms of a Registration Rights Agreement among our company and the investors in the April 2005 Private Placement. The shares of Class A common stock issuable upon exercise of the Series A Warrants and the Series B Warrants will also be included in such registration statement. The securities were issued pursuant to Regulation D of the SEC’s Rules and Regulations under the Securities Act of 1933.

On January 14, 2005, we issued $56.0 million in aggregate principal amount of Notes to certain investors. The Notes mature on January 14, 2012 and have an initial conversion price of $1.50 per share of our Class A common stock. The conversion price of the Notes is subject to full-ratchet anti-dilution protection. The Notes are immediately exercisable. On November 9, 2004, our company issued to certain investors in the January 2005 Private Placement Series A Warrants to acquire 2.3 million shares of our Class A common stock, which were issued on December 13, 2004. The initial exercise price of the Series A Warrants is $1.75 per share, with full ratchet anti-dilution protection. The Series A Warrants are exercisable until December 13, 2008. On January 14, 2005, we also issued the Series B Warrants, Series C Warrants and Series D Warrants to acquire up to 3.4 million, 4.5 million and 4.7 million shares of our Class A common stock, respectively. The Series B Warrants, Series C Warrants and Series D Warrants have an initial exercise price of $2.25, $2.50 and $2.75 per share, respectively. The Warrants have full ratchet anti-dilution protection for any Class A common stock issuances below the exercise price. The Warrants are immediately exercisable. The exercise period of the Series B Warrants, Series C Warrants and Series D Warrants will terminate on January 14, 2009, January 14, 2010 and January 14, 2010, respectively. We have agreed to register the Notes and the Warrants and the shares of Class A common stock issuable upon conversion of the Notes and exercise of the Warrants. The net proceeds from the offering of approximately $50.2 were used for working capital and general corporate purposes. The securities were issued pursuant to Regulation D of the SEC’s Rules and Regulations under the Securities Act of 1933.

On June 29, 2004, we completed a private placement of shares of our Class A common stock and warrants to acquire shares of Class A common stock. Financo, Inc. and Financo Securities, LLC acted as financial advisor and placement agent. In connection with the June 2004 private placement, we issued 6.0 million shares of our Class A common stock at $4.51 per share and warrants to acquire 2.1 million additional shares of Class A common stock at an exercise price of $5.41 per share, subject to adjustment from time to time for stock splits, stock dividends, distributions and similar transactions. The warrants issued in the June 2004 Private Placement became exercisable beginning on December 30, 2004 and expire on December 29, 2009. Our company filed a registration statement on July 30, 2004 covering resales of the purchased shares of Class A common stock and the shares of Class A common stock underlying the June 2004 Warrants. The net proceeds from the offering of approximately $25.6 million were used for working capital and general corporate purposes. The securities were issued pursuant to Regulation D of the SEC’s Rules and Regulations under the Securities Act of 1933.

Item 6.    Selected Financial Data

The following selected financial data has been derived from the Company’s consolidated financial statements. The data for the periods prior to fiscal year 2004 has been restated to reflect corrections as described in Note 2 “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto.

Five-Year Financial Summary

(In thousands, except per share and per square foot amounts, ratios, share data and square footage data)

Fiscal Year	2004	2003	2002	2001	2000
Fiscal Year Ended	January 29, 2005	January 31, 2004(6)	February 1, 2003(6)	February 2, 2002(6)	February 3, 2001(1)(6)
Operating Results
Net Sales(6)	$435,582	$517,870	$590,624	$590,221	$580,512
Cost of sales	$377,664	$420,520	$414,174	$413,671	$419,344
Gross margin	57,918	$97,350	$176,450	$176,550	$161,168
Selling, general and administrative expenses(6)	$161,856	$159,181	$167,120	$146,715	$134,332
Operating (loss) income	$(161,714)	$(61,831)	$9,330	$46,628	$26,836
(Loss) income before provision (benefit) for income taxes	$(163,825)	$(60,281)	$12,444	$51,759	$31,693
Net (loss) income from continuing operations	$(191,334)	$(38,783)	$8,105	$32,081	$19,491
Loss from discontinued operations, net of tax(5)	$(6,967)	$(8,300)	$(4,161)	$(1,402)	—
Net (loss) income	$(198,301)	$(47,083)	$3,944	$30,679	$19,491
Per Share Data from Continuing Operations
Net (loss) income—basic(2)	$(5.89)	$(1.58)	$0.13	$1.04	$0.69
Net (loss) income—diluted(2)	$(5.89)	$(1.58)	$0.13	$1.01	$0.68
Weighted average shares outstanding, basic(2)	33,698,912	29,748,888	30,044,673	29,601,368	28,089,921
Weighted average shares outstanding, diluted(2)	33,698,912	29,748,888	31,078,549	30,514,802	28,490,192
Other Financial Information
Net (loss) income from continuing operations as a percentage of sales	(43.9)%	(7.5)%	1.4%	5.4%	3.4%
Return on average stockholders’ equity	(192.9)%	(25.2)%	1.9%	16.8%	13.0%
Cash and investments	$71,702	$63,457	$94,845	$132,301	$108,200
Working capital	$27,007	$38,567	$64,509	$77,191	$44,213
Ratio of current assets to current liabilities	1.4	1.7	2.1	2.0	1.7
Total assets	$163,923	$261,768	$304,686	$312,950	$258,065
Long-term debt(7)	$19,811	$—	$—	$—	$—
Total stockholders’ equity	$39,605	$166,043	$208,226	$204,808	$161,327
Number of stores open at year end	502	604	606	571	552
Number of stores acquired during the year	—	—	—	18	—
Number of stores opened during the year	8	31	69	51	36
Number of stores closed during the year	110	33	34	50	32
Square footage of leased store space at year end	1,920,460	2,273,349	2,279,517	2,212,146	2,191,522
Percentage (decrease) increase in leased square footage	(15.5)%	(0.3)%	3.0%	0.9%	0.4%
Average sales per square foot of leased space(3)	$203	$228	$267	$269	$256
Average sales per store(3)	$768	$861	$1,027	$1,043	$1,020
Comparable store sales continuing operations (decrease) increase(4)(5)	(13.0)%	(16.4)%	(5.5)%	4.7%	3.9%

(1)	Fiscal 2000 consisted of 53 weeks.
(2)	Per share data, net (loss) income per share and the weighted average shares have been adjusted to account for the three-for-two stock split effected as of July 24, 2001 and subsequent three-for-two split on May 9, 2002.
(3)	Sales during the 53rd week of fiscal 2000 were excluded from “Sales” for purposes of calculating “Average sales per square foot” and “Average sales per store” in order to make fiscal 2000 comparable.
(4)	“Comparable store sales” for fiscal 2001 were calculated by excluding sales during the last week of fiscal 2000 (a 53-week year) in order to make fiscal 2000 comparable. “Comparable store sales” are defined as sales in stores that were open at least 14 months.
(5)	The Zutopia division was designated as a discontinued operation, which had an insignificant impact to the comparable store sales.
(6)	As restated, see Note 2 to the Notes to the Consolidated Financial Statements.
(7)	Long-term debt is presented net of unamortized discount of $44.3 million.

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

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatements discussed in Note 2 to the Notes to the Consolidated Financial Statements.

Current Trends and Outlook

The 13 weeks ended January 29, 2005 constituted our tenth consecutive quarter reflecting negative comparable store sales and operating losses. This operating performance was primarily due to negative sales trends at our Wet Seal division. We believe the comparable store sales decline was due to a number of factors, including missed fashion trends by the Wet Seal division, our attempt at re-establishing Wet Seal’s presence in the junior market and a more competitive environment for the Wet Seal target customer. Overall, we experienced a comparable store sales decline of 11.4% for the 13 weeks ended January 29, 2005. The 13-week decline resulted primarily from a decrease in the number of sales transactions associated with the Wet Seal division. The continued sales decline has eroded operating margins, primarily as a result of the de-leveraging of our company’s cost structure and higher markdown volume. These factors plus a $16.4 million charge for store closures were the principal contributors to our net loss of $47.8 million, or $1.31 per share for the 13-week period ended January 29, 2005.

January 2005 Private Placement; Bridge Loan Facility

In light of our poor operating performance, diminished liquidity and poor credit standing, we initiated a series of steps for the purpose of maximizing shareholder value. This began with the appointment of a special committee of our board of directors mandated to engage a financial advisor and evaluate strategic alternatives, including a potential reorganization under Chapter 11 of the United States Bankruptcy Code. On November 9, 2004, we announced the terms of a financing agreement (pursuant to a Securities Purchase Agreement), subject to shareholder approval, with investors to issue and sell an aggregate of $40.0 million of our company’s secured convertible notes, having an initial conversion price of $1.50 per share, and two series of Additional Investment Right Warrants (“AIRS”) to purchase up to an additional $15.8 million of secured convertible notes, all of which were convertible into Class A common stock of our company. In addition, we agreed to issue multiple tranches of warrants to the investors to purchase up to 13.6 million shares of Class A common stock of our company, exercisable for up to five years from the date of issuance at exercise prices ranging from $1.75 to $2.75 per share. Concurrently, we entered into an arrangement with the investors whereby a secured term loan of $10.0 million was made to our company on November 9, 2004, as a Bridge Loan Facility.

On December 13, 2004, we announced an amendment to the securities purchase agreement we had entered into on November 9, 2004 with the investors. Pursuant to the terms of the amended Securities Purchase Agreement, the aggregate principal amount of the secured convertible notes to be issued at the closing was increased from $40.0 million to $56.0 million. As a result of receiving an additional $16.0 million at closing, we did not issue the AIRS provided for under the original terms of the Securities Purchase Agreement. In consideration of the agreement to provide additional funds at closing, the participating investors received warrants to acquire an additional 1.3 million shares of Class A common stock of our company. The additional warrants, which were issued at closing, are exercisable for five years and have an initial exercise price of $2.75 per share. We believed that the access to greater funds at closing would allow our company to implement its turn-around strategy for the Wet Seal division at an earlier stage.

On January 7, 2005, we announced discussions with the bridge lenders that provided our $10.0 million Bridge Loan Facility to us on November 9, 2004, to extend the maturity of the bridge facility. Under the terms discussed, the initial maturity date of the Bridge Loan Facility, as extended, would be March 31, 2005, and the maturity date will be further extended automatically on a month to month basis until notice is received from the bridge lenders, but in any event, would mature on March 31, 2009. The purpose of the extension of the Bridge Loan Facility was to allow us to have additional capital available after the closing of the Financing. This transaction was subject to approval by our stockholders regarding the issuance of an aggregate amount of $56.0 million in Notes and the issuance of the Warrants. On January 10, 2005, our stockholders approved the Financing, which closed and funded on January 14, 2005. (See Item 1 Business—Recent Developments).

Management Changes

Since October 2004, we have experienced significant management changes. In November 2004, Peter Whitford resigned from his position as Chief Executive Officer and Chairman of our board of directors and Allan Haims resigned as President of our Wet Seal division. In December 2004, we appointed Joel N. Waller, the former Chief Executive Officer of Wilsons Leather, to the positions of President and Chief Executive Officer, effective February 1, 2005. Mr. Waller became a director of our company effective December 27, 2004. In addition, in March 2005, Joseph Deckop resigned from his position as Executive Vice President of Central Planning and Allocation.

As a part of our turn-around strategy, all of the members of our board of directors, other than Henry D. Winterstern, our Chairman, and Alan Siegel, have either retired or resigned. Recently we have appointed Mr. Waller, Sidney M. Horn, Harold D. Kahn and Kenneth M. Reiss to our board of directors. The board of directors appointed Mr. Reiss as Chairman of the Audit Committee. The entire board of directors, with the exception of Mr. Waller, will act as a Compensation Committee until such time as the board of directors is expanded. (See Item 1 Business—Recent Developments).

Store Closures

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We appointed Hilco to manage the inventory liquidations for the store closures and Hilco Advisors to negotiate with the respective landlords for purposes of lease terminations and buyouts. We completed the store closing effort on March 5, 2005. We closed a total of 153 stores related to our turn-around strategy and any future closures will be the result of natural lease expirations where we decide not to extend, or are unable to extend, a store lease. We ceased use of property at 103 stores on or about January 29, 2005 and took a charge of approximately $13.2 million for the estimated cost of lease buyouts and related costs. In addition, for all the stores we identified for closure, we took a non-cash charge of approximately $4.4 million in the fourth quarter ended January 29, 2005 for the write down of the carrying value of these impaired assets to realizable value. We also recognized a non-cash benefit of $1.2 million, related to the write-off of deferred rent associated with the closing stores. We expect to take a charge of $6.1 million for the balance of store closures that will occur in our first quarter ending April 30, 2005.

Credit Extensions

Due to our recent financial results, we continue to experience a tight credit environment. Credit extended to us by vendors, factors, and others for merchandise and services is extremely limited. The impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. The lack of credit has placed a considerable need for working capital. This tight credit environment has resulted, in some cases, in delays or disruption in merchandise flow, which in turn has had an adverse effect on our sales and results of operations.

January 2005 marked the initiation of our new merchandising strategy. During the 13-week period ending January 29, 2005, we experienced heavy markdown volume as a result of disappointing sales and a repositioning of merchandise price points. Our price point repositioning is a key element to our go forward merchandising strategy. For the 4-week sales period ended January 29, 2005, we reported a comparable store sales increase of 8.2%. This increase in comparable store sales marked the first monthly comparable store sales increase in over two years. Subsequently, we reported a comparable store sales increase for the 4-week period ending February 26, 2005 and the 5-week period ending April 2, 2005 of 16.4% and 36.3%, respectively. The improving trend in comparable store sales performance has been driven by an increase in the number of transactions, particularly in our Wet Seal division. This sales growth has occurred while having less than optimal levels of inventory. The improvement in sales has contributed to the improvement in our cash position and liquidity profile.

April 2005 Private Placement

To further enhance our financial position, and provide sufficient capital to finance our efforts of improving the performance of the Company over the next twelve months, we announced on April 29, 2005, the signing of a Securities Purchase Agreement with several investors that participated in the Company’s January 2005 financing. We will receive approximately $18.0 million in net proceeds (after transaction expenses and retirement of the Bridge Loan Facility) from this transaction. Pursuant to the Securities Purchase Agreement, the investors have agreed to exercise all of their outstanding Series A Warrants and a pro rata portion of the outstanding Series B Warrants that were issued in the January 2005 Private Placement. Approximately 3.4 million shares of our Class A common stock will be issued in the warrant exercise at an aggregate exercise price of approximately $6.4 million.

At the closing, we will issue to the investors 24,600 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $24.6 million. The Preferred Stock will be convertible into 8.2 million shares of the Class A common stock, reflecting an initial $3.00 per share conversion price. The Preferred Stock will not be entitled to any special dividend payments or mandatory redemption or voting rights. The Preferred Stock will have customary weighted-average anti-dilution protection for future stock issuances below the applicable per share conversion price.

Our company has also agreed to issue new warrants to purchase up to 7.5 million shares of Class A Common Stock. The new warrants will be exercisable beginning six months following the closing and will expire on the fifth anniversary of the date upon which they became initially exercisable. The new warrants will have an initial exercise price of $3.68, reflecting the closing bid price of the Common Stock on the business day immediately before the signing of the Securities Purchase Agreement. The new warrants will have anti-dilution protection for stock splits, stock dividends, distributions and similar transactions.

Our company will use approximately $12.0 million of the proceeds from the financing to retire our outstanding Bridge Loan Facility which was provided by certain participants of the January 2005 Private

Placement. The remainder of the proceeds, approximately $18.0 million, will be used for general working capital purposes. The financing with the Investors will close no later than May 3, 2005.

The purpose of the series of financings the Company has arranged, or is arranging, the entering into an arrangement with Michael Gold and any other management additions which may occur, is to implement our strategy to return our company to profitability. We believe that the financings will provide us with the capital needed to effect the store closures, reach the appropriate inventory levels at stores we intend to keep open, absorb operating losses that may be incurred while we implement our plans and improve our credit standing with suppliers and factors. We are encouraged by the early comparable store sales trends and they provide early validation of our merchandising strategy. We believe the Company is suitably capitalized to execute our strategies and procure adequate levels of merchandise under more favorable credit terms than experienced in recent periods.

Code of Conduct

We recently introduced a Code of Conduct for Vendors and Suppliers for all of our vendors and suppliers which provides guidelines for their employment practices such as wage and benefits, health and safety, working age, environmental conditions and related employment matters.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our significant accounting policies are more fully described in Note 1 of the consolidated financial statements included herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. The policies and estimates discussed below involve the selection or application of alternative accounting policies and are material to our financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our board of directors.

Revenue Recognition

Sales are recognized upon purchase by customers at our company’s retail store locations. For online sales, revenue is recognized at the estimated time goods are received by customers. Additionally, shipping and handling fees billed to customers are classified as revenue. Customers typically receive goods within 5-7 days of being shipped. We have recorded reserves to estimate sales returns by customers based on historical sales return results. A customer may return regular or promotionally priced merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s expectations and the reserves established. Shipping and handling fees billed to customers are included in net sales and approximated $0.3 million, $0.2 million and $0.3 million for the years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

Our company recognizes the sales from gift cards and the issuance of store credits as they are redeemed.

Our company, through our Wet Seal division, has a Frequent Buyer Card program that entitles the customer to receive a 10% to 20% discount on all purchases made during the twelve-month program period. The revenue from the annual membership fee of $20.00 is non-refundable. Revenue is recognized over the twelve-month membership period base upon historical spending patterns for Wet Seal customers.

Inventory Valuation

Merchandise inventories are stated at the lower of cost (first in, first out) or market. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Cost is calculated using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying a specific average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Markdowns for clearance activities are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, and age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. For the years ended January 29, 2005, January 31, 2004 and February 1, 2003 the markdowns on a cost basis, as a percentage of sales, were 20.5%, 25.3%, and 13.5%, respectively.

To the extent that management’s estimates differ from actual results, additional markdowns may be required that could reduce our company’s gross margin, operating income and the carrying value of inventories. Our company’s success is largely dependent upon our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. If our company fails to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent and extensive markdowns, which would adversely affect our operating results.

Long-lived Assets and Impairment

Our company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally based on the discounted future cash flows of the assets upon a rate that approximates our weighted cost of capital. Our estimate of future cash flows is based upon our experience and knowledge, as well as third party advisors. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that might be difficult to predict. In light of disappointing sales results during the back-to-school period, the expectation for continued operating losses through the end of fiscal 2004 and our company’s historical operating performance, our company concluded that an indication of impairment existed as of July 31, 2004. Accordingly, our company conducted an impairment evaluation in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS”) as of July 31, 2004. This analysis included reviewing the stores’ historical cash flows, estimating future cash flows over remaining lease terms and determining the recoverability of each store’s carrying value. Based on the results of this analysis, our company wrote down the carrying value of these impaired long-lived assets as of July 31, 2004 by $40.4 million.

Additionally, as the operating losses continued through the end of the fiscal year and the holiday season, management determined that a triggering event occurred during the fiscal 2004 fourth quarter and accordingly updated the impairment analysis. Based on the results of this updated analysis, our company wrote down the carrying value of certain impaired long-lived assets as of January 29, 2005 by $0.7 million. The impairment charges were a non-cash charge to the consolidated statement of operations.

Our company announced on December 28, 2004 that we would close approximately 150 stores as part of our turn-around strategy. In light of this event, our company wrote down the carrying values of the 153 identified stores for closure in January 2005. As a result, our company recognized a non-cash charge of $4.4 million and included the amount in “Store closure costs” (see Note 5 to the Notes to Consolidated Financial Statements).

Our company also wrote down the carrying value of goodwill at January 29, 2004 by $0.3 million, a non-cash charge to the consolidated statement of operations. The write-off was the result of our annual impairment evaluation in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”.

On January 6, 2004, the Board of Directors authorized our company to proceed with our strategic decision to close all 31 Zutopia stores by the end of the first quarter or early in the second quarter of fiscal 2004, due to their poor financial results and perceived limited ability to become profitable in the future. Our company determined that there was no estimated fair value to the Zutopia’s divisions fixed assets. Therefore, the financial losses generated by this chain and the write down of its fixed assets to their estimated fair value of zero, have been identified as discontinued operations. (See Note 6 to the Notes to Consolidated Financial Statements)

Deferred Income Taxes

Our company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the back-to-school season and our company’s historical operating performance, our company concluded that it is more likely than not that our company will not realize its net deferred tax assets. As a result of this conclusion, our company reduced our deferred tax assets by establishing a tax valuation allowance of $40.4 million as of July 31, 2004. In addition, our company has discontinued recognizing income tax benefits in the consolidated statements of operations until it is determined that it is more likely than not that our company will generate sufficient taxable income to realize the deferred income tax assets. As of January 29, 2005, our company’s tax valuation allowance was $97.5 million.

Insurance Coverage

Our company is partially self-insured for our worker’s compensation and group health plans. Under the workers’ compensation insurance program, our company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $1.6 million. Under our company’s group health plan, our company is liable for a deductible of $100,000 for each claim and an aggregate monthly liability of $500,000. The monthly aggregate liability is subject to the number of participants in the plan each month. For both of the insurance plans, our company records a liability for the costs associated with reported claims and a projected estimate for unreported claims due to historical experience and industry standards. Our company will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause our company to revise our estimate of potential losses and affect its reported results.

Operating Leases

Our company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the initial lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent. Deferred rent related to landlord incentives is amortized using the straight-line method over the initial lease term as an offset to rent expense.

Results of Operations

Except as otherwise noted, the following discussion of our financial position and results of operations excludes our discontinued Zutopia division, which was closed by May 2004.

The following table sets forth selected income statement data as a percentage of net sales for the fiscal year indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales Fiscal Year Ended
Fiscal Year	2004	2003	2002
Fiscal Year Ended	January 29, 2005	January 31, 2004	February 1, 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	86.7	81.2	70.1

Gross margin	13.3	18.8	29.9
Selling, general and administrative expenses	37.1	30.7	28.3
Store closure costs	3.8	—	—
Asset impairment	9.5	—	—

Operating (loss) income	(37.1)	(11.9)	1.6
Interest (expense) income, net	(0.5)	0.3	0.5

(Loss) income before provision (benefit) for income taxes	(37.6)	(11.6)	2.1
Provision (benefit) for income taxes	6.3	(4.1)	0.7

Net (loss) income from continuing operations	(43.9)	(7.5)	1.4
Loss from discontinued operations, net of income taxes	(1.6)	(1.6)	(0.7)

Net (loss) income	(45.5%)	(9.1%)	0.7%

Fiscal 2004 compared to Fiscal 2003

Net sales

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Net sales	$435.6	$(82.3)	-15.9%	$517.9
Comparable store sales			-13.0%

Our net sales decreased primarily as a result of lower comparative store sales and fewer stores in operation this year versus last year.

•	The comparable store sales decrease of 13.0% was an improvement in trend versus our negative comparable store sales of 16.4% for the fiscal year ending January 31, 2004. Comparable store sales continued their decline as a result of a decrease in customer transactions of 22.8% in our Wet Seal division. The effect of lower transactions was somewhat offset by a higher average dollar sales in both Wet Seal and Arden B. divisions. Average dollar sale increased due to an 11.7 % increase in units purchased, while average unit retail price was approximately 1.0% lower than a year ago.

•	Sales were lower by approximately $23.7 million due to fewer stores in operation this year (see store closure costs for further discussion).

Cost of sales

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Cost of Sales	$377.7	$(42.8)	-10.2%	$420.5
Percent of net sales	86.7%		5.5%	81.2%

Cost of sales include the cost of merchandise, markdowns, inventory shortages, valuation adjustments, inbound freight, payroll expenses associated with design, buying and sourcing, inspection costs, processing, receiving and other warehouse costs, rent and depreciation and amortization expense associated with our stores and distribution center. For the fiscal year ended January 29, 2005 our cost of sales declined $42.8 million and increased as a percent to sales by 550 basis points.

•	Cost of sales declined as a result of fewer stores in operation and our decline in comparative store sales.

•	Cost of sales as a percent to sales increased as a result of the impact lower sales volume had on markdowns, store occupancy, inventory shrink and other fixed costs in cost of sales.

Selling, general and administrative expenses (SG&A)

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Selling, general & administrative expenses	$161.9	$2.7	1.7%	$159.2
Percent of net sales	37.1%		6.4%	30.7%

Our SG&A expenses are comprised of two components. The selling expense component includes store and field support costs including personnel, advertising, and merchandise delivery costs as well as internet/catalog processing costs. The general and administrative expense component includes the cost of corporate functions such as legal, accounting, information systems, human resources, real estate, and other centralized services.

For the fiscal year ended January 29, 2005, SG&A spending was moderately higher than a year ago. However, reductions in store level operating expenses, due to store closures and lower comparable store sales, were offset by higher levels of spending in general and administrative expenses. The lower sales volume accounted for 360 basis points of the 640 basis point increase in the SG&A percent to sales. The following items contributed to the increase in SG&A percent to sales:

•	An increase of $2.7 million, or 60 basis points for advertising, primarily associated with the turnaround efforts for our Wet Seal division.

•	Legal, audit and consulting fees increased $3.8 million, or 90 basis points. Legal expense increased due to costs associated with the separation of key employees and increased legal claims activity. Audit and consulting fees increased due to the implementation of Section 404 of the Sarbanes-Oxley Act and expenses for an in-store merchandising study and related tests.

•	Severence costs of $2.6 million, or 60 basis points related to the separation of our company’s former chairman and chief executive officer and our Wet Seal’s former division president.

•	Retention bonuses of $1.9 million, or 45 basis points, for the purpose of retaining key employees in order to effectuate our company’s turnaround efforts.

•	Net increase in other SG&A expenditures, or 25 basis points.

Store Closure Costs

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Store Closure Costs	$16.4	$16.4	—	—
Percent of Net Sales	3.8%		3.8%	—

We closed a total of 153 stores related to our turn-around strategy. We ceased use of property at 103 Wet Seal stores on or about January 29, 2005 and took a charge of approximately $13.2 million for the estimated cost of lease buyouts and other related costs. In addition, for all the stores we identified for closure, we took a charge of approximately $4.4 million for the write down of the carrying value of the store assets (primarily leasehold improvements) to realizable value. In addition, we recognized a benefit of approximately $1.2 million related to the write-off of deferred rent associated with these stores. We expect to take a charge of $6.1 million for the balance of Wet Seal store closures that will occur in our first quarter ending April 30, 2005.

Asset Impairment

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Asset Impairment	$41.4	$41.4	—	$—
Percent of Net Sales	9.5%		9.5%	—

We recorded an impairment charge of $41.1 million on certain long-lived assets as a result of disappointing sales results for “Back-To-School”, our expectations for operating results for the balance of fiscal year 2004 and recent historical results. The Company also wrote down the carrying value of goodwill at January 29, 2004 by $0.3 million, a non-cash charge to the consolidated statement of operations.

Interest (expense) income, net

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Interest (expense) income, net	$(2.1)	$3.6	—	$1.5
Percent of Net Sales	–0.5%		–0.8%	0.3%

We incurred interest expense of $2.1 million as a result of:

•	The expansion of our senior secured credit facility to accommodate our $8.0 million term-loan on September 22, 2004 which bears interest at prime plus 7% and senior secured credit facility fees resulting in interest expense of $0.7 million.

•	The addition of our $10.0 million Bridge Loan on November 9, 2004 with an annual rate of interest of 25.0% through July 31, 2005, resulting in interest expense of approximately $0.6 million.

•	The issuance of our $56.0 million of secured convertible notes on January 14, 2005 with an annual interest rate of 3.76% and related discount amortization resulting in interest expense of approximately $0.3 million.

•	Amortization of deferred financing costs of $1.0 million associated with the above and our senior secured credit facility.

•	Interest expense was offset by interest income of approximately $0.5 related to our investment holdings that were liquidated during the current year.

Income taxes

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Income taxes—provision (benefit)	$27.5	$49.0	—	$(21.5)
Effective tax rate	-16.1%			35.7%

The change in income taxes from the same period a year ago was a result of reducing our deferred tax assets by establishing a tax valuation allowance of $40.4 million for the year ended January 29, 2005. We established this tax valuation allowance in accordance with SFAS 109 “Accounting for Income Taxes”, which requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future. The ability to utilize net operating loss carryforwards may be limited under various provisions of the Internal Revenue Code. (See Note 4 in “Notes to the Consolidated Financial Statements)

Discontinued Operations

Our company closed 31 Zutopia stores during the first two quarters of fiscal 2004. The loss of $7.0 million reflects the operating losses for the period the stores were opened in fiscal 2004 and lease termination costs.

Fiscal 2003 compared to Fiscal 2002

Net sales

	2003	Change From Prior Fiscal Year		2002
	(in millions)
Net sales	$517.9	$(72.7)	-12.3%	$590.6
Comparable store sales percentage			-16.4%

The decrease in sales in fiscal 2003 was due to the comparable store sales decline of 16.4 % compared to a comparable store sales decrease of 5.5% in fiscal 2002. The overall decline in comparable store sales was due to a reduction in the number of transactions per store, a lower average dollar sale, and a reduction in the average unit retail price compared to the prior year. The average dollar sale in the stores was driven downward by the many promotions put in place in reaction to slow-selling merchandise. The average unit retail declined as a result of the aggressive markdowns taken during the year as well as deterioration in the initial markup after allowances, primarily in our Wet Seal division.

Cost of sales

	2003	Change From Prior Fiscal Year		2002
	(in millions)
Cost of Sales	$420.5	$6.3	1.5%	$414.2
Percent of net sales	81.2%		11.1%	70.1%

Cost of sales include the cost of merchandise, markdowns, inventory shortages, valuation adjustments, inbound freight, payroll expenses associated with design, buying and sourcing, inspection costs, processing, receiving and other warehouse costs, rent and depreciation and amortization expense associated with our stores and distribution center. For the fiscal year ended January 31, 2004, our cost of sales increased $6.3 million and increased as a percent to sales by 111 basis points.:

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

•	Because of lower sales, occupancy, buying and merchandise planning/allocation costs as a percentage of sales impacted the margin by almost 6% compared to the prior year. Additionally, the buying and merchandise planning/allocation costs increased slightly over the prior year due to our investment in buying and merchandise planning/allocation management as a strategic objective to revitalize the Wet Seal division.

•	Slightly offsetting these increases, our distribution center costs decreased, reflecting greater efficiencies developed over the past year.

Selling, general and administrative expenses (SG&A)

	2003	Change From Fiscal Prior Year		2002
	(in millions)
Selling, general & administrative expenses	$159.2	$(7.9)	-4.7%	$167.1
Percent of net sales	30.7%		2.4%	28.3%

Our SG&A expenses are comprised of two components. The selling expense component includes store and field support costs including personnel, advertising, and merchandise delivery costs as well as internet/catalog processing costs. The general and administrative expense component includes the cost of corporate functions such as legal, accounting, information systems, human resources, real estate, and other centralized services.

The SG&A expenses included the following:

•	Store payroll as a percent to sales increased 200 basis points to 14.4%. Store payroll spending increased on a per store basis due to higher average wage rates and increased store labor hours. Store level payroll expense increased 100 basis points due to lower average store sales volume.

•	Advertising costs declined $3.6 million, or 70 basis points, due to eliminating our catalog distribution.

•	Lower spending for store delivery costs of $2.2 million, or 40 basis points, a result of fewer store deliveries and less use of air freight.

•	A $4.0 million, or 77 basis points, reserve established for a settlement with the previous chief executive officer in fiscal 2002. Fiscal 2003 included a $1.7 million, or 29 basis points, charge for the settlement of and the legal fees associated with previously employed store managers who alleged non-exempt pay status under California state labor laws.

•	The effect of lower sales volume, or approximately 198 basis points, was due to lower comparable store sales contributed to the increase in SG&A as a percent to sales.

Net interest income

	2003	Change From Prior Fiscal Year		2002
	(in millions)
Net interest income	$1.5	$(1.6)	-50.2%	$3.1
Percent of net sales	0.3%		-0.2%	0.5%

The decrease in net interest income was primarily due to a decrease in the invested balance compared to the prior year. Total cash and investments were $63.5 million at the end of fiscal 2003 compared to $94.8 million at the end of fiscal 2002. In addition, there was a reduction in market interest rates on the invested balance.

Income taxes

	2003	Change From Prior Fiscal Year		2002
	(in millions)
Income taxes—(benefit) provision	$(21.5)	$(25.8)	—	$4.3
Effective tax rate	-35.7%			35.0%

The income tax benefit of $21.5 million for fiscal 2003 compares to a $4.3 million provision for fiscal 2002, reflecting a benefit on pre-tax losses this year compared to a charge on pre-tax income last year.

Discontinued Operations

Discontinued operations for fiscal 2003 was comprised of two components: the net loss from the Zutopia division operations for the year, net of income taxes, and the loss on disposal, net of income taxes, which is derived from the $5.4 million pre-tax write off of the Zutopia assets.

Liquidity and Capital Resources

Net cash used in operating activities for continuing operations was $69.4 million for the fiscal year ended January 29, 2005 (fiscal 2004), compared to $10.0 million net cash used for the same period last year. Fiscal 2004 operating cash flows were directly impacted by our loss from continuing operations of $191.3 million, offset by non-cash charges of $22.1 million related to depreciation and amortization, $41.4 million for asset impairment charges, the establishment of a $29.3 million tax valuation allowance, $3.2 million for the write-off of furniture, fixtures, equipment and deferred rent related to store closures and other non-cash items of $2.5 million. Cash was provided by changes in operating assets and liabilities of $22.1 million. This net cash increase was primarily due to a $10.6 million tax refund, the reduction of inventory levels of $10.7 million due to a reduction in the number of stores, and a $12.0 million provision for store closure costs expected to be paid out in fiscal 2005, offset by a $8.5 million reduction in trade vendor liabilities due to reduced vendor terms and merchandise purchases. At January 29, 2005 the net owned inventory ratio was 1.76 compared to the prior year ratio of 1.53. The increase in the inventory ratio was due to the acceleration of vendor terms.

For fiscal year 2004, net cash used in discontinued operations for the Zutopia division was $7.9 million which included a loss of $7.0 million and a net use of $0.9 million in the cash components of our working capital related to discontinued operations.

Cash provided by investing activities of $42.7 million included the net sales of marketable securities of $49.5 million offset by capital expenditures of $7.1 million. Capital expenditures for fiscal 2004 were primarily associated with the opening of eight new stores and nine store remodels. For fiscal 2003, capital expenditures were $21.3 million related to the opening of 30 new stores and 20 store remodels.

Cash provided by financing activities of $92.9 million consisted of loan proceeds from the placement of long-term debt of $18.0 million, $56.0 million from the issuance of the Notes and Warrants and net proceeds of $25.6 million related to the sale of 6.0 million shares of our Class A common stock to private investors and warrants to acquire an additional 2.1 million shares of Class A common stock in June 2004. Proceeds from the issuance of long-term debt and the Notes were reduced by deferred financing costs of $6.9 million. Additional information is contained in Notes 8 and 11 to the Consolidated Financial Statements.

The total of cash and investments at January 29, 2005 was $71.7 million, compared to $63.4 million at January 31, 2004.

Our working capital at January 29, 2004 was $27.0 million compared to $38.6 million at January 31, 2004.

In September 1998, our Board of Directors authorized the repurchase of up to 20% of the outstanding shares of our outstanding Class A common stock. From this authorized plan, 3,077100 shares were repurchased and reflected as treasury stock in our consolidated balance sheets until they were retired on December 2, 2002 as authorized by the Board of Directors.

On October 1, 2002, our board of directors authorized the repurchase of up to 5.4 million shares of our outstanding Class A common stock. This amount included the remaining shares previously authorized for repurchase by the board of directors. During fiscal years 2002 and 2003 our company repurchased and retired 4.1 million shares. As of January 29, 2005, there were 4.3 million shares remaining that are authorized for repurchase. Presently, there are no plans to repurchase additional shares.

We have a $58.0 million credit facility with Fleet Retail Group, Inc. and other lenders (the “Credit Facility”). The Credit Facility consists of a $50.0 million senior revolving line-of-credit with a $50.0 million sub-limit for letters of credit and an $8.0 million junior secured term loan. Additional information regarding the Credit Facility is contained in Note 8 “Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes” to the Consolidated Financial Statements.

At January 29, 2005, the amount outstanding under the Credit Facility consisted of the $8.0 million junior secured term loan as well as $10.8 million in open letters of credit related to merchandise purchases and $14.6 million in standby letters of credit, which included $13.2 million for inventory purchases. At January 29, 2005, our company had $24.6 million available for cash advances and/or for the issuance of additional letters of credit. At January 29, 2005, our company was in compliance with all covenant requirements related to the Credit Facility.

As a result of the continuing operating losses over the past 30 months, we have experienced a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. All of these factors led us to seek additional financing for the purpose of executing our new turnaround strategy, funding future negative cash flows from operations, satisfying working capital needs, funding expected capital expenditures of $7.0 million in fiscal 2005 and improving the credit worthiness of our company. During fiscal 2004, we raised approximately $92.9 million in net proceeds through a series of financings to meet our cash needs. In addition, on April 29, 2005, we announced the signing of a Securities Purchase Agreement with several investors that participated in our company’s January 2005 Private Placement. We will be receiving approximately $18.0 million in net proceeds from this transaction after payment of transaction expenses and the retirement of the Bridge Facility and capitalized interest expense. (See Note 18 “Subsequent Event” to the Consolidated Financial Statements for additional information regarding this transaction).

For the 4-week period ended January 29, 2005, we experienced a comparable store sales increase of 8.2%. This comparable store sales increase was the first in over two years. In addition, we initiated a key component to our turnaround strategy, our new merchandise approach, in January. Subsequently, we reported comparable store sales increases of 16.4% and 36.3% for the 4-week period ending February 26, 2005 and 5-week period ended April 2, 2005, respectively. In light of our improving trend in comparable store sales, our cash position of $71.7 million at January 29, 2005 and the additional financing of approximately $31.0 million, we believe we have sufficient capital to meet our operating and capital requirements for fiscal 2005.

Seasonality and Inflation

Our business is seasonal in nature with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending the first week of September, historically accounting for a large percentage of our sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of 30% of our annual sales, after adjusting for sales increases related to new stores. We do not believe that inflation has had a material effect on the results of operations during the past three years. However, we cannot be certain that our business will not be affected by inflation in the future.

Commitments and Contingencies

At January 29, 2005, our contractual obligations consist of:

(in thousands)	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases	$255,800	$49,400	$129,200	$52,800	$24,400
Store closure costs	12,000	12,000	—	—	—
Bridge loan	10,577	10,577	—	—	—
Junior term loan	8,000	—	8,000	—	—
Secured convertible notes	56,000	—	—	—	56,000
Supplemental Employee Retirement Plan	2,200		2,200
Projected interest on contractual obligations	19,800	3,000	—	—	16,800

We have a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one director. The SERP provides for retirement death benefits through life insurance. The Company funded the SERP in 1998 and 1997 through contributions to a trust known as a “Rabbi” trust.

The projected interest component on our company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 8 of Notes to Consolidated Financial Statements).

Our principal commercial commitments consist primarily of letters of credit, for the procurement of domestic and imported merchandise, secured by our revolving line-of-credit arrangement. At January 29, 2005, our contractual commercial commitments under these letters of credit arrangements were as follows:

(in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments (in thousands)		Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Letters of credit	$25,424	$15,424	$10,000	—	—

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts. Prior periods presented are not required to be restated. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and the impact on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs”, and Amendment of ARB No. 43, Chapter 4 “Inventory Pricing”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 is effective for the reporting period beginning December 1, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under our senior revolving credit facility, we are exposed to market risk related to changes in interest rates. At January 29, 2005, no borrowings were outstanding under our revolving credit facility, however we did have $8.0 million outstanding under our junior secured note. The junior secured note bears interest at prime plus 7.0%. Based on the outstanding balance at January 29, 2005 and the current market condition, a one percent increase in the applicable interest rate would decrease the Company’s annual cash flow by $0.1 million. Conversely, a one percent decrease in the applicable interest rate would increase annual cash flow by $0.1 million. We are not a party to any derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data

Information with respect to this item is set forth under Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our company conducted an evaluation, under the supervision and with the participation of our company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of January 29, 2005.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of January 29, 2005 as discussed below.

Management’s	Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our company’s internal control over financial reporting was not effective as of January 29, 2005. Management identified internal control deficiencies that represented material weaknesses in internal control over the financial statement close process. The control deficiencies generally related to (i) our company’s resources and level of technical accounting expertise within the accounting function are insufficient to properly evaluate and account for non-routine or complex transactions, such as the timely determination of the appropriate accounting for our leases or financing transaction completed in January 2005, (ii) timely preparation, review and approval of certain account analyses and reconciliations of significant accounts. These material weaknesses affects our ability to prepare interim and annual consolidated financial statements and accompanying footnote disclosures in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.

A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by our company.

Management’s assessment of the effectiveness of our company’s internal control over financial reporting as of January 29, 2005 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

In order to address and correct the deficiencies identified above, management’s corrective actions include: 1) engaging outside professional experts to support management in remediation of certain deficiencies, 2) strengthening the experience and minimum competency requirements for critical accounting and financial reporting positions, 3) increasing training in accounting, internal controls and financial reporting for employees in critical accounting and financial reporting positions and 4) where appropriate, replacing and/or adding experienced personnel to our accounting and financial reporting functions to review and monitor transactions, accounting processes and control activities more effectively.

While we are recruiting experienced, skilled finance professionals, we do not anticipate that our staffing initiative will be completed by the end of our first fiscal quarter of 2005 and therefore we anticipate that we may report that material weaknesses relating to our financial close process may continue to exist in our fiscal first quarter 2005 report.

Except for the material weaknesses discussed above, no changes in our internal control over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Independent Registered Public Accounting Firm Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The Wet Seal, Inc.

Foothill Ranch, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Wet Seal, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•

the Company’s controls over the selection and application of complex accounting policies in accordance with generally accepted accounting principles are inadequate due to insufficient resources and level of technical accounting expertise within the accounting function. This resulted in material adjustments that were necessary to present the financial statements for the year ended January 29, 2005 in accordance with generally accepted accounting principles. The adjustments made to the January 29, 2005 financial statements primarily relate to the accounting for a material financing transaction in January 2005 and stock compensation expense. Additionally, the Company’s policies related to accounting for leases were determined to be inappropriate which resulted in a restatement of prior annual and quarterly financial statements as described further in Note 2 to the consolidated financial statements. This deficiency was concluded to be a material weakness due to the significance of the adjustments that also resulted in the restatement of previously issued financial statements and the potential effect of the deficiency on other account balances and disclosures.

•	There was a lack of timely preparation, review and approval of account analyses, and reconciliations related to accounts payable, accounts receivable and accrued liabilities. Adjustments that were material in the aggregate to the financial statements were necessary to present the financial statements for the year ended January 29, 2005, in accordance with generally accepted accounting principles. This deficiency was concluded to be a material weakness due to the significance of the adjustments and the potential misstatement that could have resulted.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 29, 2005 of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2005 of the Company and our report dated April 29, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the restatement discussed in Note 2.

DELOITTE & TOUCHE LLP

Costa Mesa, California

April 29, 2005

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2005 annual meeting of stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended January 29, 2005.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2005 annual meeting of stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended January 29, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2005 annual meeting of stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended January 29, 2005.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2005 annual meeting of stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended January 29, 2005.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in our proxy statement for our 2005 annual meeting of stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended January 29, 2005.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The financial statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” at F-1 are filed as part of this report.

2.	Financial Statement Schedules: All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits: See “Exhibit Index.”

(b)	See (a) 3 above.

(c)	See (a) 1 and 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC.

(Registrant)

By:	/s/ JOEL N. WALLER
Joel N. Waller President and Chief Executive Officer

By:	/s/ DOUGLAS C. FELDERMAN
Douglas C. Felderman Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date Signed
/s/ HENRY D. WINTERSTERN Henry D. Winterstern	Chairman of the Board of Directors	April 29, 2005

/s/ JOEL N. WALLER Joel N. Waller	President and Chief Executive Officer (Principal Executive Officer)	April 29, 2005

/s/ DOUGLAS C. FELDERMAN Douglas C. Felderman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2005

/s/ SIDNEY M. HORN Sidney M. Horn	Director	April 29, 2005

/s/ HAROLD D. KAHN Harold D. Kahn	Director	April 29, 2005

/s/ KENNETH M. REISS Kenneth M. Reiss	Director	April 29, 2005

/s/ ALAN SIEGEL Alan Siegel	Director	April 29, 2005

THE WET SEAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-2

FINANCIAL STATEMENTS:
Consolidated balance sheets as of January 29, 2005 and January 31, 2004 (as restated)	F-3
Consolidated statements of operations for the fiscal years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)	F-4
Consolidated statements of stockholders’ equity for the fiscal years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)	F-5
Consolidated statements of cash flows for the fiscal years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)	F-6
Notes to consolidated financial statements	F-7

FINANCIAL STATEMENT SCHEDULES:
All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

The Wet Seal, Inc.

We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2005 and January 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated financial statements for the fiscal years ended January 31, 2004 and February 1, 2003 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

Costa Mesa, California

April 29, 2005

THE WET SEAL, INC.

CONSOLIDATED BALANCE SHEETS

	January 29, 2005	January 31, 2004 (as restated, see Note 2)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,702	$13,526
Short-term investments	—	30,817
Income tax receivable	547	11,195
Other receivables	2,978	1,364
Merchandise inventories	18,372	29,054
Prepaid expenses and other current assets	3,918	3,278
Deferred tax assets	—	3,729
Current assets of discontinued operations	—	1,067

Total current assets	97,517	94,030

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	85,873	161,745
Furniture, fixtures and equipment	52,848	85,948
Leasehold rights	778	2,262

	139,499	249,955
Less accumulated depreciation	(85,508)	(134,606)

Net equipment and leasehold improvements	53,991	115,349
LONG-TERM INVESTMENTS	—	19,114
OTHER ASSETS:
Deferred tax assets	—	25,552
Deferred financing costs, net of accumulated amortization of $1,025 in 2004	4,836	—
Other assets	1,595	1,208
Goodwill	5,984	6,323
Non-current assets of discontinued operations	—	192

Total other assets	12,415	33,275

TOTAL ASSETS	$163,923	$261,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—merchandise	$10,435	$18,972
Accounts payable—other	9,941	10,157
Income taxes payable	—	1,752
Accrued liabilities	39,557	23,229
Bridge loan payable, including accrued interest of $577 in 2004	10,577	—
Current liabilities of discontinued operations	—	1,353

Total current liabilities	70,510	55,463

LONG-TERM LIABILITIES:
Long-term debt	8,000	—
Secured convertible notes, net of unamortized discount of $44,276	11,811	—
Deferred rent	31,124	36,113
Other long-term liabilities	2,873	3,270
Non-current liabilities of discontinued operations	—	879

Total long-term liabilities	53,808	40,262

Total liabilities	124,318	95,725

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, authorized, 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 150,000,000 shares; 38,188,233 and 25,599,801 shares issued and outstanding at January 29, 2005 and January 31, 2004, respectively	3,819	2,560
Common Stock, Class B convertible, $.10 par value, authorized 10,000,000 shares; 423,599 and 4,502,833 shares issued and outstanding at January 29, 2005 and January 31, 2004, respectively	42	450
Paid-in capital	134,902	63,890
(Accumulated deficit) Retained earnings	(99,158)	99,143

Total stockholders’ equity	39,605	166,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,923	$261,768

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	January 29, 2005	January 31, 2004 (as restated, see Note 2)	February 1, 2003 (as restated, see Note 2)
	(In thousands, except share data)
Net sales	$435,582	$517,870	$590,624
Cost of sales	377,664	420,520	414,174

Gross margin	57,918	97,350	176,450
Selling, general and administrative expenses	161,856	159,181	167,120
Store closure costs	16,398	—	—
Asset impairment	41,378	—	—

Operating (loss) income	(161,714)	(61,831)	9,330
Interest (expense) income, net	(2,111)	1,550	3,114

(Loss) income before provision (benefit) for income taxes	(163,825)	(60,281)	12,444
Provision (benefit) for income taxes	27,509	(21,498)	4,339

Net (loss) income from continuing operations	(191,334)	(38,783)	8,105
Loss from discontinued operations, net of income taxes	(6,967)	(8,300)	(4,161)

Net (loss) income	$(198,301)	$(47,083)	$3,944

Net (loss) income per share, basic:
Continuing operations	$(5.68)	$(1.30)	$0.27
Discontinued operations	$(0.21)	$(0.28)	$(0.14)

Net (loss) income	$(5.89)	$(1.58)	$0.13

Net (loss) income per share, diluted:
Continuing operations	$(5.68)	$(1.30)	$0.26
Discontinued operations	$(0.21)	$(0.28)	$(0.13)

Net (loss) income	$(5.89)	$(1.58)	$0.13

Weighted average shares outstanding, basic	33,698,912	29,748,888	30,044,673

Weighted average shares outstanding, diluted	33,698,912	29,748,888	31,078,549

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Paid-In Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at February 2, 2002 (as previously reported)	28,268,457	$2,827	4,804,249	$480	$79,568	$145,084	$(20,349)	$207,610
Prior period adjustment (see Note 2)						(2,802)		(2,802)

Balance at February 2, 2002 (as restated, see Note 2)	28,268,457	$2,827	4,804,249	$480	$79,568	$142,282	$(20,349)	$204,808
Stock issued pursuant to long-term incentive plan	23,875	2	—	—	211	—	—	213
Exercise of stock Options	569,708	57	—	—	4,878	—	—	4,935
Tax benefit related to exercise of stock options	—	—	—	—	2,541	—	—	2,541
Cancellation of fractional shares due to three-for-two stock split	(1,154)	—	—	—	—	—	—	—
Repurchase/retirement of common stock	(4,024,500)	(402)	—	—	(28,162)	—	20,349	(8,215)
Net income (as restated, see Note 2)						3,944		3,944

Balance at February 1, 2003 (as restated, see Note 2)	24,836,386	2,484	4,804,249	480	59,036	146,226	—	208,226
Stock issued pursuant to long-term incentive plan.	13,926	1	—	—	134	—	—	135
Modifications to terms of stock options	—	—	—		806			806
Exercise of stock options	572,573	57	—	—	3,829	—	—	3,886
Tax benefit related to exercise of stock options	—	—	—	—	927	—	—	927
Repurchase/Retirement of common stock	(124,500)	(12)	—	—	(842)	—	—	(854)
Shares converted from Class B to Class A	301,416	30	(301,416)	(30)	—	—	—	—
Net loss (as restated, see Note 2)	—					(47,083)		(47,083)

Balance at January 31, 2004 (as restated, see Note 2)	25,599,801	2,560	4,502,833	450	63,890	99,143	—	166,043
Stock issued pursuant to long-term incentive plans	2,451,175	245	—	—	1,009	—	—	1,254
Exercise of stock options	31,523	3	—	—	186	—	—	189
Shares converted from Class B to Class A	4,079,234	408	(4,079,234)	(408)	—	—	—	—
Sale of Class A common stock	6,026,500	603	—	—	18,542	—	—	19,145
Beneficial conversion feature of secured convertible notes	—	—	—	—	30,100	—	—	30,100
Warrants issued	—	—	—	—	20,905	—	—	20,905
Stock option compensation	—	—	—	—	270	—	—	270
Net loss					—	(198,301)		(198,301)

Balance at January 29, 2005	38,188,233	$3,819	423,599	$42	$134,902	$(99,158)	—	$39,605

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 29, 2005	January 31, 2004 (as restated, see Note 2)	February 1, 2003 (as restated, see Note 2)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(198,301)	$(47,083)	$3,944
Adjustments to reconcile (net loss) income to net cash provided by operating activities:
Net loss from discontinued operations, net of tax	6,967	8,300	4,161
Depreciation	22,147	28,160	23,975
Amortization of discount on secured convertible notes	244	—	—
Amortization of deferred financing costs	1,025	—	—
Store closure costs	3,209	—	—
Asset impairment	41,378	—	—
Loss on disposal of equipment and leasehold improvements	976	1,193	561
Deferred tax, net	29,281	(14,840)	1,830
Stock compensation	1,524	941	213
Tax benefit related to exercise of stock options	—	927	2,541
Changes in operating assets and liabilities:
Income tax receivable	10,648	366	924
Other receivables	(1,614)	2,542	(11,561)
Merchandise inventories	10,682	1,832	53
Prepaid expenses and other current assets	448	8,295	(1,541)
Other non-current assets	(387)	394	(765)
Accounts payable and accrued liabilities	7,575	(5,114)	(12,859)
Income taxes payable	(1,752)	1,752	(3,834)
Deferred rent	(3,772)	4,431	3,692
Other long-term liabilities	267	(2,122)	954

Net cash (used in) provided by operating activities of continuing operations	(69,455)	(10,026)	12,288
Net cash used in operating activities of discontinued operations	(7,940)	(905)	(1,231)

Net cash (used in) provided by operating activities	(77,395)	(10,931)	11,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(7,143)	(21,343)	(43,226)
Investment in marketable securities	—	(16,122)	(71,348)
Proceeds from sale of marketable securities	49,482	37,194	95,182
Proceeds from sale of equipment and leasehold improvements	362	—	—

Net cash provided by (used in) investing activities of continuing operations	42,701	(271)	(19,392)
Net cash used in investing activities of discontinued operations	—	(273)	(761)

Net cash provided by (used in) investing activities	42,701	(544)	(20,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	—	21,515	—
Repayments from line of credit borrowings	—	(21,515)	—
Proceeds from issuance of debt	18,000	—	—
Proceeds from sale of secured convertible notes	56,000	—	—
Payment of deferred financing costs	(6,949)	—	—
Purchase of treasury stock	—	(854)	(8,215)
Proceeds from exercise of stock options	189	3,886	4,935
Proceeds from sale of common stock, net	25,630	—	—

Net cash provided by financing activities	92,870	3,032	(3,280)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,176	(8,443)	(12,376)
CASH AND CASH EQUIVALENTS, beginning of year	13,526	21,969	34,345

CASH AND CASH EQUIVALENTS, end of year	$71,702	$13,526	$21,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,596	$31	$23
Income taxes	$234	—	$13,093
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Beneficial conversion feature of secured convertible notes	$30,100	—	—
Stock warrants issued	$20,905	—	—
Conversion of 4,079,234 Class B common shares to Class A	$408	$30	—
Tax benefit of stock options	—	$927	$2,541

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

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

The Company’s fiscal year ends on the Saturday closest to the end of January. The reporting period includes 52 weeks in fiscal 2004, fiscal 2003, and fiscal 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of The Wet Seal, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts in the fiscal 2003 and fiscal 2002 financial statements have been reclassified to conform to the fiscal 2004 presentation.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash is held primarily in a single major financial institution and is in excess of insured limits.

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

Markdowns for clearance activity are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 1:    Summary of Significant Accounting Policies (continued)

preferences, fashion trends and age of the merchandise. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis in fiscal 2004, 2003 and 2002 represented 20.5%, 25.3% and 13.5% of sales, respectively.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Expenditures for betterment or improvement are capitalized, while expenditures for repairs and maintenance that do not significantly increase the life of the asset are expensed as incurred.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Furniture, fixtures and equipment are typically depreciated over three to five years. Leasehold improvements and the cost of acquiring leasehold rights are depreciated over the lesser of the term of the lease or 10 years. Depreciation expense approximated $22.1 million, $25.0 million and $21.6 million for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally based on the discounted future cash flows of the assets using a rate that approximates our weighted cost of capital. In light of disappointing sales results during the back-to-school period, the expectation for continued operating losses through the end of fiscal 2004 and the Company’s historical operating performance, management concluded that an indication of impairment existed as of July 31, 2004. Accordingly, management conducted an impairment evaluation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) as of July 31, 2004. This analysis included reviewing the stores’ historical cash flows, estimating future cash flows over remaining lease terms and determining the recoverability of each store’s carrying value. Based on the results of this analysis, the Company wrote down the carrying value of these impaired long-lived assets as of July 31, 2004 by $40.4 million.

Additionally, as operating losses continued through the end of the fiscal year and the holiday season, management determined that a triggering event occurred during the fiscal 2004 fourth quarter and accordingly updated the impairment analysis. Based on the results of this updated analysis, the Company wrote down the carrying value of certain impaired long-lived assets as of January 29, 2005 by $0.7 million. These impairment charges were a non-cash charge to the consolidated statement of operations.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 1:    Summary of Significant Accounting Policies (continued)

The Company announced on December 28, 2004 that it would close approximately 150 stores in January and February 2005. In light of this event, the Company wrote down the carrying values of the impaired long-lived assets related to the stores identified for closure and recognized a non-cash charge of $4.4 million which is included in store closure costs in the consolidated statements of operations (see Note 5).

On January 6, 2004, the Board of Directors authorized the Company to proceed with their strategic decision to close all 31 Zutopia stores by the end of the first quarter or early in the second quarter of fiscal 2004, due to their poor financial results and perceived limited ability to become profitable in the future. The Company determined that there was no estimated fair value to the Zutopia division’s fixed assets. Therefore, the financial losses generated by this chain and the write down of its fixed assets to their estimated fair value of zero, have been identified as discontinued operations (see Note 6).

Goodwill

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on February 3, 2002. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested for impairment at least annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. Accordingly, management conducted an annual impairment evaluation in accordance with SFAS No. 142 as of January 29, 2005. Based on the results of this analysis the Company wrote down the carrying value of goodwill as of January 29, 2005 by $0.3 million, a non-cash charge to the consolidated statement of operations.

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized over the terms of the respective debt agreements using the interest method. Amortization expense included in interest and amortization of deferred financing fees were $1.0 million, during the fiscal year ended January 29, 2005.

Revenue Recognition

Sales are recognized upon purchase by customers at the Company’s retail store locations or through the Company’s web-site. For online sales, revenue is recognized at the estimated time goods are received by customers. Customers typically receive goods within 5-7 days of being shipped. The Company has recorded reserves to estimate sales returns by customers based on historical sales return results. A customer may return regular or promotionally priced merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s expectation and the reserves established. Shipping and handling fees billed to customers for on-line sales are included in net sales. For fiscal 2004, 2003 and 2001, shipping and handling fees were $0.3 million, $0.2 million and $0.3 million, respectively.

The Company recognizes the sales from gift cards and certificates and the issuance of store credits as they are redeemed. The unearned revenue for gift card, certificates and store credits is recorded in accrued liabilities on the consolidated balance sheets and was $6.8 million and $7.7 million at January 29, 2005 and January 31, 2004, respectively.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 1:    Summary of Significant Accounting Policies (continued)

Loyalty Program

The Company, through its Wet Seal division, has a Frequent Buyer Card program that entitles the customer to receive between a 10 and 20 percent discount on all purchases made during a twelve-month period. The revenue from the annual membership fee of $20.00 is non-refundable. Based upon historical spending patterns for Wet Seal customers, revenue is recognized over the twelve-month membership period.

The Company, through its Arden B. division, introduced a customer loyalty program in August of 2004. Under the program, customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point threshold, they earn awards that may be redeemed at any time for merchandise. Anticipated merchandise certificate redemptions are accrued and expensed as points are earned by the customer, adjusted for expected redemption. The related expense is recorded as a reduction of sales.

Cost of Sales

Cost of sales include the cost of merchandise, markdowns, inventory shortages, inbound freight, payroll expenses associated with design, buying and sourcing, inspection cost, processing, receiving and other warehouse costs, rent and depreciation and amortization expense associated with the Company’s stores and distribution center.

Leases

The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the initial lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent on the consolidated balance sheets. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent. Deferred rent related to landlord incentives is amortized using the straight-line method over the initial lease term as an offset to rent expense.

Store Pre-Opening Costs

Store opening and pre-opening costs are charged to expense as they are incurred.

Advertising Costs

Costs for advertising related to retail operations, consisting of magazine ads, in-store signage and promotions, are expensed as incurred. Total advertising expenses related primarily to retail operations in fiscal 2004, 2003, and 2002 were $8.2 million, $5.5 million, and $9.1 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance established accordingly.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 1:    Summary of Significant Accounting Policies (continued)

Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” net income (loss) per share, basic, is computed based on the weighted-average number of common shares outstanding for the period. Net income (loss) per share, diluted, is computed based on the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period (see Note 16).

During the fiscal year ended February 1, 2003, the Company effected a three-for-two stock split.

Comprehensive Income

For the years ended January 29, 2005, January 31, 2004 and February 1, 2003 there was no difference between the Company’s net income and comprehensive income.

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for its workers’ compensation and employee related health care programs, a portion of which is paid by its employees. Under the workers’ compensation insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $1.6 million. Under the Company’s group health plan, the Company is liable for a deductible of $100,000 for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to the number of participants in the plan each month. For both of the insurance plans, the Company records a liability for the costs associated with reported claims and a projected estimate for unreported claims based on historical experience and industry standards. The Company adjusts these liabilities based on historical claims experience, demographic factors, severity factors and other actuarial assumptions. A significant change in the number or dollar amount of claims could cause the Company to revise its estimate of potential losses and affect its reported results.

Fair Value of Financial Instruments

Management believes the carrying amounts of cash and cash equivalents, other receivables and accounts payable approximate fair value due to their short maturity. Short-term and long-term investments consist of highly liquid interest-bearing securities that are carried at amortized cost plus accrued income, which management believes approximates fair value. The carrying amount reported for long-term debt under the term loan approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount reported for the bridge loan facility and the secured convertible notes approximate fair value since the issuance of the debt was near the fiscal year-end.

Stock Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”. Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee stock options or nonqualified stock options.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 1:    Summary of Significant Accounting Policies (continued)

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

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	82.14%	68.65%	70.85%
Risk-Free Interest Rate	3.69%	3.17%	3.02%
Expected Life of Option following vesting (in Months)	60	60	60

The Company’s calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2004, 2003 and 2002 awards had been amortized to expense over the vesting period of the awards, net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net (loss) income from continuing operations (in thousands):
As reported	$(191,334)	$(38,783)	$8,105
Add:
Stock-based compensation included in reported net (loss) income from continuing operations, net of related tax effects	1,524	603	116
Deduct:
Stock-based compensation expense determined under fair value based method, net of related tax effects	(5,758)	(4,333)	(6,775)

Pro forma net (loss) income from continuing operations	$(195,568)	$(42,513)	$1,446

Pro forma net (loss) income from continuing operations per share, basic:
As reported	$(5.68)	$(1.30)	$0.27
Pro forma	$(5.80)	$(1.43)	$0.05
Pro forma net (loss) income from continuing operations per share, diluted:
As reported	$(5.68)	$(1.30)	$0.26
Pro forma	$(5.80)	$(1.43)	$0.05

Segment Information

The Company has one reportable segment representing the aggregation of its two retail brands due to the similarities of the economic and operating characteristics of the operations represented by the Company’s two continuing store formats.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 1:    Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46R”). The requirements of FIN 46R were effective no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN No. 46(R) did not have an impact on the Company’s consolidated financial statements because the Company has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). The adoption of SFAS 150 in fiscal 2005 did not have an impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs”, and Amendment of ARB No. 43, Chapter 4 “Inventory Pricing”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 is effective for the reporting period beginning December 1, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company consolidated financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company consolidated financial statements.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts. Prior periods presented are not required to be restated. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and the impact on its consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 2:    Restatement of Financial Statements

Accounting for Leases

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In light of this letter, the Company re-evaluated their lease accounting practices and have determined that certain of its lease accounting methods were not in accordance with GAAP, as described below.

Tenant Improvement Allowances

The Company had historically accounted for tenant improvement allowances as reductions to the related store leasehold improvement in the consolidated balance sheets and as a reduction in capital expenditures in investing activities in the consolidated statement of cash flows. In addition, although tenant improvement allowances were amortized over the life of the lease term, this amortization was reflected as a reduction to depreciation expense instead of a reduction to rent expense. Both depreciation expense and rent expense are included in cost of sales. The Company has determined that the appropriate interpretation of FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities in the consolidated balance sheets and as a component of operating activities in the consolidated statements of cash flows.

Rent Holiday Periods

Under the requirements of FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense should be amortized on a straight-line basis over the term of the lease. Historically, the Company recognized rent holiday periods on a straight-line basis over the lease term commencing with the lease commencement date which was typically the store opening date. The Company re-evaluated its accounting for rent holidays and determined that the lease term should commence on the date the company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. This correction in accounting affects the recognition of rent expense and the deferred rent liabilities balance.

Classification of Shipping and Handling Fees

The Company has also determined that shipping and handling fees billed to customers for web-based sales should be recorded in net sales. Previously, such fees had been classified as a reduction to selling, general and administrative expenses. The Company recorded such fees in net sales for the year ended January 29, 2005 and reclassified these fees from selling, general and administrative expenses for the years ended January 31, 2004 and February 1, 2003.

Disclosure of cash flows pertaining to Discontinued Operations

The Company has determined that the presentation of net cash flows from discontinued operations in the consolidated statements of cash flows should be presented in the appropriate cash flow categories rather than shown as a separate component of net cash flows as was previously reported. Accordingly, the Company has reclassified net cash used in discontinued operations of $1.2 million and $2.0 million for the years ended January 31, 2004 and February 1, 2003, respectively to the appropriate cash flow categories for those years.

As a result of the above, the Company has restated the accompanying consolidated financial statements as of January 31, 2004 and for the years ended January 31, 2004 and February 1, 2003 from amounts previously reported.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 2:    Restatement of Financial Statements (continued)

Following is a summary of the corrections described above (in thousands, except per share data):

	Consolidated Balance Sheet
	As previously reported	Adjustments	As restated
As of January 31, 2004
Leasehold improvements	$124,382	$37,363	$161,745
Accumulated depreciation	(119,798)	(14,808)	(134,606)
Net equipment and leasehold improvements	92,794	22,555	115,349
Deferred tax assets	23,861	1,691	25,552
Non-current assets of discontinued operations	7	185	192
Total assets	237,337	24,431	261,768
Deferred rent	9,251	26,862	36,113
Non-current liabilities of discontinued operations	410	469	879
Total long-term liabilities	12,931	27,331	40,262
Total liabilities	68,394	27,331	95,725
Retained earnings	102,043	(2,900)	99,143
Total stockholders’ equity	168,943	(2,900)	166,043
Total liabilities and stockholders’ equity	237,337	24,431	261,768

	Consolidated Statements of Operations
	As previously reported	Adjustments	As restated
Fiscal year ended January 31, 2004
Net sales	$517,644	$226	$517,870
Cost of sales	420,799	(279)	420,520
Gross margin	96,845	505	97,350
Selling, general and administrative expenses	158,955	226	159,181
Operating loss	(62,110)	279	(61,831)
Loss before benefit for income taxes	(60,560)	279	(60,281)
Benefit for income taxes	(21,607)	109	(21,498)
Net loss from continuing operations	(38,953)	170	(38,783)
Loss from discontinued operations, net of income taxes	(8,327)	27	(8,300)
Net loss	(47,280)	197	(47,083)
Loss per share, basic:
Continuing operations	(1.31)	0.01	(1.30)
Discontinued operations	(0.28)	—	(0.28)
Loss per share, diluted:
Continuing operations	(1.31)	0.01	(1.30)
Discontinued operations	(0.28)	—	(0.28)

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 2:    Restatement of Financial Statements (continued)

	Consolidated Statements of Operations
	As previously reported	Adjustments	As restated

Fiscal year ended February 1, 2003
Net sales	$590,322	$302	$590,624
Cost of sales	413,660	514	414,174
Gross margin	176,662	(212)	176,450
Selling, general and administrative expenses	166,818	302	167,120
Operating income	9,844	(514)	9,330
Income before provision for income taxes	12,958	(514)	12,444
Provision for income taxes	4,541	(202)	4,339
Net income from continuing operations	8,417	(312)	8,105
Loss from discontinued operations, net of income taxes	(4,178)	17	(4,161)
Net income	4,239	(295)	3,944
Income (loss) per share, basic:
Continuing operations	0.28	(0.01)	0.27
Discontinued operations	(0.14)	—	(0.14)
Income (loss) per share, diluted:
Continuing operations	0.27	(0.01)	0.26
Discontinued operations	(0.13)	—	(0.13)

	Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
Fiscal year ended January 31, 2004
Net cash (used in) provided by operating activities of continuing operations	$—	$—	$(10,026)
Net cash used in operating activities of discontinued operations	—	—	(905)
Net cash (used in) provided by operating activities	(17,663)	(6,732)	(10,931)
Net cash provided by (used in) investing activities of continuing operations	—	—	(271)
Net cash used in investing activities of continued operations	—	—	(273)
Net cash provided by (used in) investing activities	7,366	(7,910)	(544)

Fiscal year ended February 1, 2003
Net cash provided by (used in) operating activities of continuing operations	$—	$—	$12,288
Net cash used in operating activities of discontinued operations	—	—	(1,231)
Net cash (used in) provided by operating activities	7,263	3,794	11,057
Net cash provided by (used in) investing activities of continuing operations	—	—	(19,392)
Net cash used in investing activities of discontinued operations	—	—	(761)
Net cash (used in) provided by investing activities	(14,367)	(5,786)	(20,153)

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 3:    Investments

Short-term investments consist of highly liquid interest-bearing deposits purchased with an initial maturity exceeding three months with a remaining maturity at the balance sheet date of less than 12 months. Long-term investments consist of highly liquid interest-bearing securities that mature beyond 12 months from the balance sheet date. At January 31, 2004, it was management’s intention to hold short-term and long-term investments to maturity. However, due to the operating performance of the Company during fiscal 2004, management liquidated all investments and as of January 29, 2005, the Company holds no investments. At January 31, 2004, short and long-term investments were carried at amortized cost plus accrued income, which approximated market at the balance sheet date.

Investments were comprised of the following at January 31, 2004:

(in thousands)
Description	Maturity Dates	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	Within one year	$17,108	$100	$—	$17,208
Municipal bonds	Within one year	13,709	4	(471)	13,242
Municipal bonds	One to three years	19,114	80	(6)	19,188

		$49,931	$184	$(477)	$49,638

NOTE 4:    Provision (Benefit) for Income Taxes

The components of the income tax provision (benefit) from continuing operations are as follows:

(in thousands)	January 29, 2005	January 31, 2004	February 1, 2003
Current:
Federal	($1,851)	($10,069)	$1,517
State	(104)	377	992

	(1,955)	(9,692)	2,509
Deferred:
Federal	26,198	(10,457)	1,599
State	3,266	(1,349)	231

	29,464	(11,806)	1,830

	$27,509	($21,498)	$4,339

The total provision (benefit) for income taxes is recorded as follows:

(in thousands)	January 29, 2005	January 31, 2004	February 1, 2003
Continuing operations	$27,509	($21,498)	$4,339
Discontinued operations	—	(4,676)	(2,249)

	$27,509	($26,174)	$2,090

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 4:    Provision (Benefit) for Income Taxes (continued)

A reconciliation of the income tax provision (benefit) to the amount of the provision that would result from applying the federal statutory rate of 35% to income before taxes is as follows:

	January 29, 2005	January 31, 2004	February 1, 2003
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.3	0.9	10.6
Tax exempt interest	0.0	0.4	(7.9)
Inventory contributions	0.0	(0.7)	(7.6)
Non-deductible expenses	(0.1)	(0.1)	3.0
Other	1.2	0.2	1.9
Valuation allowance	(56.5)	0.0	0.0

Effective tax rate	(16.1)%	35.7%	35.0%

As of January 29, 2005 and January 31, 2004, the Company’s net deferred tax asset was $0.0 and $29.5 million, respectively. The major components of the Company’s net deferred taxes at January 29, 2005 and January 31, 2004 are as follows:

	January 29, 2005	January 31, 2004
	(in thousands)
Deferred rent	$4,850	$5,576
Inventory cost capitalization	579	977
Difference between book and tax basis of fixed assets	11,601	2,273
State income taxes	(5,021)	(799)
Supplemental Employee Retirement Plan	1,663	1,754
Net operating loss and other tax attribute carryforwards	72,824	16,731
Deferred revenue	3,884	1,262
Store closure costs	5,146	—
Other	1,931	1,692

Net deferred tax assets	97,457	29,466
Less valuation allowance	(97,457)	—

Net deferred tax asset	$—	$29,466

As a result of disappointing sales results during the back-to-school season and the Company’s historical operating losses, management concluded that it is more likely than not that the Company will not realize its net deferred tax assets. As a result, the Company reduced its deferred tax assets by establishing a tax valuation allowance of $40.4 million in the fiscal 2004 second quarter. In addition, the Company has discontinued recognizing income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As of January 29, 2005, the valuation allowance was $97.5 million.

In fiscal 2004, the Company generated federal and state net operating loss carryforwards of $133.0 million and $125.9 million which begin to expire in 2024 and 2009, respectively. At January 29, 2005, the Company had federal charitable contribution carryforwards of $8.7 million, which begin to expire in 2009. The Company is

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 4:    Provision (Benefit) for Income Taxes (continued)

currently evaluating whether an ownership change has occurred under Internal Revenue Code §382. If it is determined that an ownership change has occurred, the ability to utilize net operating loss carryforwards may be limited.

NOTE 5:    Store Closures

On December 28, 2004, the Company announced that it would close approximately 150 of its underperforming Wet Seal stores as part of a plan to return the Company to profitability. To assist with the closing of these stores, the Company entered into an Agency Agreement with Hilco Merchant Resources, LLC (“Hilco”) pursuant to which Hilco would liquidate closing store inventories by means of promotional, store closing or similar sales. Under the terms of this arrangement with Hilco, the Company is to receive cash proceeds from the liquidating stores of not less than 22.9% of the initial retail value of the merchandise inventory in the closing stores. Additionally, the Company also entered into a consulting and advisory services agreement with Hilco Real Estate, LLC (“Hilco Advisors”) for the purpose of selling, terminating or otherwise mitigating lease obligations related to the closing stores. The Company completed its inventory liquidation sales and store closures in March 2005 and ultimately closed a total of 153 stores.

The Company ceased use of property at 103 stores on or about January 29, 2005 and took a charge of approximately $13.2 million for the estimated cost of lease buyouts and related costs. In addition, for all stores identified for closure, the Company took a non-cash charge of approximately $4.4 million for the write down of the carrying value of these impaired assets to realizable value. The Company also recognized a $1.2 million non-cash benefit related to the write-off of deferred rent associated with the closed stores.

NOTE 6:    Discontinued Operations

On January 6, 2004, the Board of Directors authorized the Company to proceed with their strategic decision to close all Zutopia stores by the end of the first quarter or early in the second quarter of fiscal year 2004, due to their poor financial results and perceived limited ability to become profitable in the future.

As of the end of the second quarter of fiscal year 2004, all 31 Zutopia stores were closed.

The operating results of the discontinued Zutopia division included in the accompanying consolidated statements of operations were as follows:

	January 29, 2005	January 31, 2004	February 1, 2003
	(in thousands)
Net sales	$2,397	$16,394	$18,187

Loss from discontinued operations	$(6,967)	$(7,549)	$(6,410)
Loss on disposal of assets	—	(5,427)	—

Loss before income taxes	(6,967)	(12,976)	(6,410)
Income tax benefit	—	4,676	2,249

Loss from Discontinued Operations	($6,967)	($8,300)	($4,161)

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 7:    Accrued Liabilities

Accrued liabilities consist of the following:

	January 29, 2005	January 31, 2004
	(in thousands)
Minimum rent and common area maintenance	$1,986	$2,433
Accrued wages, bonuses and benefits	4,954	6,228
Gift certificates, store credit and loyalty programs	13,997	7,578
Litigation reserve	328	1,650
Store closure reserve	12,036	—
Sales tax	1,555	1,073
Other	4,701	4,267

	$39,557	$23,229

NOTE 8:    Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes

On May 26, 2004, the Company replaced its existing amended revolving line-of-credit arrangement maturing July 1, 2004 with a $50 million senior revolving credit facility (the “New Facility”) with a $50 million sub-limit for letters of credit with Fleet Retail Group, Inc. (the “Lender”) which matures May 26, 2007. Under the terms of the New Facility, the Company and the subsidiary borrowers are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants restricting their ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of their assets, subject to certain exceptions, or without the Lender’s consent. The ability of the Company and its subsidiary borrowers to borrow and request the issuance of letters of credit is also subject to the requirement that the Company and its subsidiary borrowers maintain an excess of the borrowing base over the outstanding credit extensions of not less than the greater of 15% of such borrowing base or $7.5 million. The interest rate on the revolving line-of-credit under the New Facility is the prime rate or, if elected, LIBOR plus a margin ranging from 1.25% to 2.00%. The applicable LIBOR margin is based on the level of “Excess Availability” as defined under the New Facility at the time of election.

On September 22, 2004, the New Facility was amended to accommodate a new $8 million junior secured term loan (as so amended, the “New Credit Facility”). The term loan under the New Credit Facility is junior in payment to the $50 million senior revolving line-of-credit. The term loan bears interest at prime plus 7.0% and matures on May 27, 2007. Monthly payments of interest are payable through the maturity date, and the principal payment of $8 million is due on the maturity date. The average interest rate for the year ended January 29, 2005 was 12.0%.

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

At January 29, 2005, the amount outstanding under the New Credit Facility consisted of the $8.0 million junior secured term loan as well as $10.8 million in open documentary letters of credit related to merchandise

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 8:    Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes (continued)

purchases and $14.6 million in outstanding standby letters of credit, which included $13.2 million for inventory purchases. At January 29, 2005 the Company had $24.6 million available for cash advances and/or for the issuance of additional letters of credit.

On November 9, 2004, the Company entered into a Securities Purchase Agreement (“the Financing”) with certain investors (the “Investors”) to issue and sell an aggregate of $40 million of the Company’s Secured Convertible Notes (the “Notes”), and two series of Additional Investment Right Warrants (“AIRS”) to purchase up to an additional $15.8 million of the Notes, all of which were convertible into Class A Common Stock of the Company and multiple tranches of warrants to purchase up to 13.6 million shares of Class A Common Stock of the Company. Under the terms of the Financing, the Company was required to obtain shareholder approval, pursuant to a proxy solicitation, of the issuance of the securities. In conjunction with the Financing, the Company entered into an agreement with the Investors and its lenders under the New Credit Facility whereby a secured term loan of $10 million was made to the Company as a bridge financing facility (the “Bridge Financing”). The Bridge Financing was to be used for working capital purposes prior to the closing of the Financing. Originally, the proceeds of the Bridge Financing were to be applied at the closing of the Financing as partial payment of the aggregate purchase price for the Notes and warrants.

However, on December 13, 2004, the Company amended the Financing (the “New Financing”), and the aggregate principal amount of the Notes to be issued at the closing was increased from $40 million to $56 million. Since the Company was to receive an additional $16 million at closing, the issuance of the AIRS provided for under the original terms of the Financing were canceled. The initial conversion price per share for all of the Notes to be issued at closing was a $1.50. As consideration of the agreement to provide additional funds at closing, the participating Investors were to receive warrants to acquire an additional 1.3 million shares of Class A Common Stock of the Company (Series A Warrants).

On January 10, 2005 the Company received approval from its stockholders regarding the New Financing and on January 14, 2005, the Company issued $56 million in aggregate principal amount of its Notes due January 14, 2012 to the Investors. The Notes have an initial conversion price of $1.50 per share of our Class A common stock (subject to anti-dilution adjustments) and bear interest at an annual rate of 3.76% (interest may be paid in cash or capitalized at the Company’s discretion) and are immediately exercisable into Class A common stock. The initial conversion price assigned to the Notes was lower than the fair market value of the stock on the commitment date, creating a beneficial conversion feature. On January 14, 2005, the Company also issued the Series B Warrants, Series C Warrants and Series D Warrants (collectively with the Series A Warrants, the “Warrants”) to acquire initially up to 3.4 million, 4.5 million and 4.7 million shares of our Class A common stock, respectively (see Note 11). Each Investor will be prohibited from converting any of the secured convertible notes or exercising any warrants if as a result it would own beneficially at any time more than 9.99% of the outstanding Class A Common Stock of the Company.

In accordance with the accounting guidelines established in Emerging Issues Task Force (EITF) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the fair value of the Warrants issued and the beneficial conversion feature of the Notes. Fair value was first determined for the Warrants using the Black-Scholes option pricing model. The Warrants were allocated a value of $14.4 million and reduced the face value of the Notes and increased additional paid in capital. Based on the reduced value of the Notes and their conversion into 37,333,333 shares of Class A common stock, the effective conversion price was determined and compared to the market price of our Class A Common

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 8:    Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes (continued)

Stock on the commitment date (January 11, 2005), the difference representing the beneficial conversion feature on a per share basis. The face value of the Notes was further reduced by $30.1 million, the value allocated to the beneficial conversion feature and paid in capital was increased.

The resulting discount to the secured convertible notes will be amortized over the life of the secured convertible notes, or 7 years, and charged to interest expense. The Notes have a yield to maturity of 26.5%. For the year ended January 29, 2005 the Company recognized $0.2 million in interest expense related to the discount amortization. As of January 29, 2005, the net amount of the Notes was $11.8 million, including accrued interest.

On January 14, 2005, the Company also amended the terms of its Bridge Financing with the Investors and the lenders under its New Credit Facility to extend the maturity of the Bridge Financing. Pursuant to the terms of the amendments, the initial maturity of the Bridge Financing was extended to March 31, 2005, which since then has been extended and shall be further extended on a month to month basis, subject to the right of the administrative agent under the loan documents to terminate it on 10 days’ notice, with the final maturity to occur no later than March 31, 2009. The annual base interest rate for the bridge loan is 25.0%, but will increase to 30.0% effective August 1, 2005 if the bridge loan remains outstanding. Interest may be paid in cash or capitalized at our discretion.

Beginning February 1, 2005, the Company is obligated to pay the bridge lenders supplemental interest payments on the outstanding principal amount of the Bridge Financing (including capitalized interest). These payments are required to be made at the beginning of each month during which the Bridge Financing has been extended. The supplemental interest payment rate is 1.45% for the month of February 2005, 0.70% for the month of March 2005, and will be 1.5% thereafter. The supplemental interest payments may also be paid in cash or capitalized at its discretion. Additionally, as a result of the significant modification of terms related to the Bridge Financing, approximately $0.3 million of deferred financing fees were written off and are included in interest expense in the consolidated statements of operations (see Note 18).

The Company’s New Credit Facility and Bridge Financing rank senior in right of payment to the secured convertible notes. At January 29, 2005, the Company was in compliance with all covenant requirements related to the New Credit Facility, Bridge Financing and the Notes.

NOTE 9:    Commitments and Contingencies

Leases

The Company leases retail stores, automobiles, computers and corporate office and warehouse facilities under operating lease agreements expiring at various times through 2016. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent based on sales volume over certain minimum sales levels.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 9:    Commitments and Contingencies (continued)

Minimum annual rental commitments under non-cancelable leases, including the corporate office and warehouse facility lease, are as follows (in thousands):

Net Lease Commitments
Fiscal year:
2005	$49,400
2006	47,100
2007	43,900
2008	38,200
2009	30,100
Thereafter	47,100

$255,800

Rental expense, including common area maintenance, was $99.2 million, $104.3 million, and $105.0 million, of which $0.1 million, was paid as percentage rent based on sales volume, for each of the years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

Indemnities, Commitments and Guarantees

The Company has applied the provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain type of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor or indemnifies a party, where the Company believes the likelihood of performance is remote.

During its normal course of business, the Company has made certain indemnifications, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has issued guarantees in the form of letters of credit as security for merchandise shipments and payment of claims under the company’s self-funded workers’ compensation insurance program. There were $25.4 million in letters of credit outstanding at January 29, 2005. The duration of these indemnities, commitments and guarantees varies. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At January 29, 2005, the Company has determined that no liability is necessary related to these commitments, guarantees and indemnities.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 9:    Commitments and Contingencies (continued)

Employment Contracts

The Company has employment contracts currently with Mr. Joel Waller, President and Chief Executive Officer of the Company, and Ms. Jennifer Pritchard, President of the Arden B. division. The contracts provide for annual salary, customary benefits and allowances, and annual bonus compensation based upon sole discretion by the Board. The agreements provide these same officers with severance benefits, if the agreements are terminated without cause before expiration of their term. Mr. Waller’s contract also calls for the issuance of 2.4 million shares of Class A Common Stock of the Company, such shares to vest upon the achievement of specified price hurdles. The Company also has other agreements with employees that contain defined severance benefits.

Litigation

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”), on behalf of persons who purchased its common stock between January 7, 2003 and August 19, 2004. The Company and certain of its present and former directors and executives were named as defendants. The complaints allege violations of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including the Company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal division and return that business to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company is vigorously defending this litigation and plans to file a motion to dismiss the consolidated complaint in April 2005.

On February 8, 2005, the Company announced that the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) had commenced an informal, non-public inquiry regarding the Company. The Company indicated that the SEC’s inquiry generally related to the events and announcements regarding the Company’s 2004 second quarter earnings and the sale of Company stock by La Senza Corporation and its affiliates during 2004. The SEC has advised the Company that on April 19, 2005 it issued a formal order of investigation in connection with its review of matters relating to the Company. Consistent with the previous announcement, the Company intends to cooperate fully with the SEC’s inquiry. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

On September 30, 2004, Louis Vuitton Malletier (“Louis Vuitton”) and Marc Jacobs International, L.L.C. (“Marc Jacobs”) filed suit against the Company in the United States District Court for the Southern District of New York for trade dress infringement, unfair competition and misappropriation under federal and state law. Plaintiffs’ claims all arise from Wet Seal’s sale of three handbags, which plaintiffs allege infringe upon two well-known Louis Vuitton handbags and one Marc Jacobs handbag. Plaintiffs requested that the court direct Wet Seal to pay them the net profits derived by Wet Seal from the sale of its allegedly infringing handbags and reasonable attorney’s fees incurred by plaintiffs in connection with the action. The parties have recently executed a

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 9:    Commitments and Contingencies (continued)

Settlement Agreement and an order dismissing the action with prejudice was entered on February 24, 2005. Pursuant to the Settlement Agreement, the Company is required to provide Louis Vuitton and Marc Jacobs with an affidavit stating that all allegedly infringing bags have been destroyed. The Company met all requirements of the Settlement Agreement.

The Company was served with a class-action lawsuit in the Orange County Superior Court by previously employed store managers alleging non-exempt status under California State labor laws. Through non-binding mediation, the Company agreed to settle the litigation and pay approximately $1.3 million, which charge had been recorded in fiscal 2003. Upon approval by the court and all parties, the Company proceeded with the process to administer the notice of settlement to class members, and determine the claims to award. The Company substantially completed this process, including payments to the class members, on January 29, 2005. To mitigate future related complaints, the Company has converted all of the California store managers to non-exempt status.

In May 2004, the Company was notified by a consumer group, alleging that five products consisting of certain rings and necklaces (the “Jewelry”) contained an amount of lead that exceeded the maximum 0.1 parts per million of lead under Proposition 65 of the California Health and Safety Code; however, no money damages were requested. Each such contact constitutes a separate violation. The maximum civil penalty for each such violation is $2,500. The vendor of the products confirmed that the jewelry in question contained some lead. The vendor has confirmed, however, that it will accept our tender of liability. The Company has no outstanding invoices with the vendor. The Company has placed all future jewelry orders, effective October 2004, as lead free orders, which may lead to a 10% to 30% increase in cost. On June 22, 2004, the California Attorney General filed a complaint on behalf of the Center for Environmental Health. On June 24, 2004, the Company was added to that complaint as a named defendant. The case is currently being mediated for resolution on industry standards.

The Company is a defendant in various lawsuits arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims and the claims listed above cannot be predicted with certainty, the Company is of the opinion that their resolution will not likely have a material adverse effect on the Company’s consolidated financial statements.

NOTE 10:    Long-Term Incentive Plans

Under the Company’s long-term incentive plans, (the 1996 Long-Term Incentive Plan, as amended, the 2000 Stock Incentive Plan and 2005 Stock Incentive Plan) (the “Plans”), the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options. The 2005 Stock Incentive Plan was approved by the Company’s shareholders on January 10, 2005 for the issuance of incentive awards covering 10,000,000 shares of Class A common stock. The Plans provide that the per share exercise price of an incentive stock option may not be less than the fair market value of the Company’s Class A common stock on the date the option is granted. Options become exercisable over periods of up to five years and generally expire 10 years from the date of grant or 90 days after employment or services are terminated. The Plans also provide that the Company may grant restricted stock and other stock-based awards. An aggregate of 20,331,250 shares of the Company’s Class A common stock may be issued pursuant to the Plans. As of January 29, 2005, 9,181,915 shares were available for future grants.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 10:    Long-Term Incentive Plans (continued)

Stock option activity for each of the three years in the period ended January 29, 2005 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 2, 2002	3,952,165	$9.19
Granted	2,589,000	17.69
Canceled	(583,574)	12.86
Exercised	(569,708)	8.66

Outstanding at February 1, 2003	5,387,883	12.91
Granted	1,837,650	9.42
Canceled	(3,167,733)	13.86
Exercised	(572,573)	6.79

Outstanding at January 31, 2004	3,485,227	11.21
Granted	1,543,150	4.70
Canceled	(1,403,812)	10.31
Exercised	(31,523)	5.98

Outstanding at January 29, 2005	3,593,042	$8.90

At January 29, 2005, January 31, 2004 and February 1, 2003 there were 2,387,161, 1,282,037 and 1,122,241 outstanding options exercisable at a weighted-average exercise price of $8.56, $10.75 and $8.89, respectively.

The following table summarizes information on outstanding and exercisable stock options as of January 29, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Jan. 29, 2005	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable As of Jan. 29, 2005	Weighted Average Exercise Price
$ 1.75 - $ 5.93	1,062,498	5.44	$3.81	734,285	$3.11
5.99 - 8.08	782,860	6.78	7.28	465,457	7.05
8.57 - 11.49	835,950	7.27	10.28	506,685	10.18
11.55 - 19.90	849,034	6.69	14.36	654,334	13.93
20.66 - 23.55	62,700	7.34	22.81	26,400	22.77

$ 1.75 - $23.55	3,593,042	6.49	$8.90	2,387,161	$8.56

During the years ended January 29, 2005, January 31, 2004 and February 1, 2003, the Company recognized tax benefits of $0.0 million, $0.9 million and $2.5 million, respectively, resulting from the exercise of certain nonqualified stock options.

For the fiscal year ended January 29, 2005, the Company granted 813,438 shares, net of forfeitures, including 303,438 shares granted pursuant to its performance grant award plan, to key employees and 2,200,000 million shares to the Company’s non-executive directors under its Plans. Under the performance grant award plan, key employees of the Company receive Class A common stock in proportion to their salary. Stock grants

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 10:    Long-Term Incentive Plans (continued)

made during fiscal 2004 have varying vesting periods from immediate to three years and are subject to forfeiture if the individual terminates employment.

The Company values stock grants to employees and non-executive directors equal to the market value of the shares as of the grant date, and recognizes stock compensation expense over the period the employee provides services. In conjunction with stock grants to employees and non-executive directors, the Company recorded stock compensation expense of $1.2 million, $0.1 million and $0.2 million for the years ending January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

During the year ended January 29, 2005, the Company issued stock options covering 500,000 shares of Class A common stock to its former Chairman and Chief Executive Officer as part of a separation agreement. These options are immediately exercisable and expire on June 1, 2006. The Company recognized stock compensation expense of $0.3 million, representing the fair value of the options on the commitment date. Fair value was determined based on the Black-Scholes option pricing model.

The Company recognized stock compensation expense of $0.9 million for the year ended January 31, 2004, of which $0.8 million was due to the modification (extension) of the right to exercise stock options for two executives.

NOTE 11:    Stockholders’ Equity

In September 1998, our Board of Directors authorized the repurchase of up to 20% of the outstanding shares of our outstanding Class A common stock. From this authorized plan, 3,077100 shares were repurchased and reflected as treasury stock in our consolidated balance sheets until they were retired on December 2, 2002 as authorized by the Board of Directors.

On October 1, 2002, the Company’s Board of Directors authorized the repurchase of up to 5.4 million of the outstanding common stock of the Company’s Class A common shares. This amount includes the remaining shares previously authorized for repurchase by the Company’s Board of Directors. All shares repurchased under this plan will be retired as authorized by the Company’s Board of Directors. During fiscal 2002, the Company repurchased 947,400 shares for $8.2 million and immediately retired theses shares. During fiscal 2003, the Company repurchased 124,500 shares for $0.9 million and immediately retired these shares as well. As of January 29, 2005, there were 4,328,100 shares remaining that are authorized for repurchase.

From July 2004 through January 29, 2005, through a series of open market transactions, certain shareholders of the Company sold 4,079,234 shares of Class B common stock. At January 29, 2005, there were 423,599 shares of the Company’s Class B common stock outstanding. Subsequent to January 29, 2005, the remaining Class B shares were sold in the open market. The Class B shares all converted to Class A shares upon their transfer.

On June 29, 2004, the Company completed a private placement of equity securities to institutional and other accredited investors totaling $27.2 million in gross proceeds. After transaction costs, the Company raised approximately $25.6 million which was used for working capital and general corporate purposes. In connection with the private placement, the Company issued 6,026,500 shares of its Class A common stock at $4.51 per share and warrants to acquire 2,109,275 additional shares of Class A common stock at an exercise price of $5.41 per share, subject to adjustment from time to time for stock splits, stock dividends, distributions and similar transactions. The fair value of the warrants at the date of issue approximated $6.5 million. The warrants became exercisable beginning on December 30, 2004 and expire on December 29, 2009.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 11:    Stockholders Equity (continued)

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

On January 14, 2005, the Company issued $56.0 million in aggregate principal amount of secured convertible notes (convertible into 37,333,333 shares of Class A common stock) due January 14, 2012 (the “Notes”) to certain Investors (see Note 8). The Notes have an initial conversion price of $1.50 per share of our Class A common stock (subject to anti-dilution adjustments) and bear interest at an annual rate of 3.76%. On January 14, 2005, the Company also issued the Series B Warrants, Series C Warrants and Series D Warrants (collectively with the Series A Warrants described below, the “Warrants”) to acquire initially up to 3.4 million, 4.5 million and 4.7 million shares of Class A common stock, respectively. The Series B Warrants, Series C Warrants and Series D Warrants have initial exercise prices of $2.25, $2.50 and $2.75 per share, respectively (subject to anti-dilution adjustments). The Warrants are exercisable on any date following their issuance. The exercise period of the Series B Warrants, Series C Warrants and Series D Warrants will terminate on January 14, 2009, January 14, 2010 and January 14, 2010, respectively. The fair value of the Warrants was determined to be $14.4 million.

On November 9, 2004, the date the Company signed its investment agreements with certain of the Investors, the Company issued the Series A Warrants to acquire initially up to 2.3 million shares of its Class A common stock. Series A Warrants were subsequently issued on December 13, 2004 in connection with amendments to its investment agreements. The Series A Warrants have an initial exercise price of $1.75 (subject to anti-dilution adjustments). The exercise period for the Series A Warrants terminates on December 13, 2008. The Notes and the Warrants will have full ratchet antidilution protection for any future stock issuances below their exercise or conversion price as the case may be.

In connection with the issuance of the Notes, the company increased its number of authorized shares of capital stock on January 10, 2005 from 72 million to 162 million, common stock from 70 million to 160 million and Class A common stock from 60 million to 150 million. The Company has 10 million of authorized Class B common stock that is convertible on a share-for-share basis into shares of the Company’s Class A common stock. The Class B common stock has two votes per share while Class A common stock has one vote per share. The Company increased its authorized Class A common stock in order to meet its obligations if all holders of the Company’s outstanding Notes and Warrants were converted to Class A common stock.

NOTE 12:    Related-Party Transactions

In fiscal years 2004, 2003 and 2002, the Company paid a fee of $0.3 million, $0.6 million and $0.6 million, respectively, to First Canada Management Consultants Limited (“First Canada”), a company controlled by Irving Teitelbaum, for the services of Irving Teitelbaum, who served as Chairman of the Board of the Company, until August 3, 2004, and Stephen Gross, a director of the Company, respectively. These services were provided pursuant to a Management Agreement, dated December 1, 1999, and amended on June 28, 2001, between First Canada and the Company. The agreement terminated on July 30, 2004.

The Company has a member of its Board of Directors who is a senior partner with the law firm of Akin, Gump, Strauss, Hauer and Feld, LLP (“Akin Gump”). In fiscal years 2004, 2003 and 2002, the Company incurred legal fees of $2.1 million, $0.6 million and $0.1 million, respectively, to Akin Gump.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 13:    Retirement Plan (continued)

Effective June 1, 1993, the Company established a qualified defined contribution retirement plan under the Internal Revenue Code, Section 401(k). The Wet Seal Retirement Plan (the “ Retirement Plan”) is available to all employees who meet the Retirement Plan’s eligibility requirements. The Retirement Plan is funded by employee contributions, and additional contributions may be made by the Company at its discretion. For the fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003, the Company had a retirement contribution expense of $0.0, $0.4 million and $0.4 million, respectively.

NOTE 14:    Supplemental Employee Retirement Plan

As of January 29, 2005, the Company maintains a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for a former Chairman and director of the Company. The SERP provides for retirement death benefits and for retirement benefits through life insurance. The Company funded the SERP in 1998 and 1997 through contributions to a trust fund known as a “Rabbi” trust. Funds are held in a Rabbi trust for the SERP consisting of life insurance policies reported at cash surrender value. In accordance with EITF No. 97-14 “Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust,” the assets and liabilities of a Rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the Rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the Rabbi trust are reported in the Company’s consolidated statement of operations. The cash surrender value of such life insurance policy was $1.2 million and $1.0 million at January 29, 2005 and January 31, 2004, respectively.

During the year ended January 31, 2004, a second participant terminated participation in the SERP resulting in a curtailment/settlement of the benefit obligation of $1.3 million. The accompanying consolidated financial statements include the $1.3 million effect of the curtailment/settlement on the benefit obligation offset by a charge of $0.9 million relating to the reduction of assets held in the Rabbi trust which were transferred to the terminated employee as settlement of the SERP obligation. Additionally, due to losses incurred by the Company, the benefits payable under the SERP were reduced in fiscal 2004. This reduction resulted in a $2.7 million reduction in the benefit obligation.

In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” the following presents a reconciliation of the SERP’s funded status (in thousands) and certain SERP information (in thousands):

CHANGE IN BENEFIT OBLIGATION

	January 29, 2005	January 31, 2004
Benefit obligation at beginning of year	$1,640	$5,392
Service cost	82	136
Interest cost	103	150
Actuarial loss	369	5
Effect of curtailment/settlement	—	(1,347)
Actuarial change in assumption	—	(2,696)

Benefit obligation at end of year	$2,194	$1,640

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 14:    Supplemental Employee Retirement Plan (Continued):

CHANGE IN PLAN ASSETS

	January 29, 2005	January 31, 2004
Fair value of plan assets at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	$—	$—

Funded status	$(2,194)	$(1,640)
Unrecognized prior service cost	214	(342)
Unrecognized net loss	(893)	(68)

Net amount recognized	$(2,873)	$(2,050)

Weighted-average assumptions:
Discount rate	5.75%	6.25%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a

AMOUNTS RECOGNIZED IN BALANCE SHEET
	January 29, 2005	January 31, 2004
Prepaid pension cost	$—	$—
Accrued benefit liability	(2,873)	(2,050)
Intangible asset (unrecognized prior service cost)	—	—
Accumulated other comprehensive loss	—	—

Net amount recognized	$(2,873)	$(2,050)

COMPONENTS OF NET PERIODIC PENSION COST
	January 29, 2005	January 31, 2004
Service cost—benefits earned during the period	$82	$154
Interest cost on projected benefit obligation	103	150
Amortization of prior service cost	111	(173)
Amortization of gain	(33)	(6)

Net periodic pension cost	$263	$125

NOTE 15:    Shareholder Rights Plan

On August 19, 1997, the Company’s Board of Directors adopted a Rights Agreement, which was amended and restated on August 17, 1999, (the “Rights Plan”) designed to protect Company stockholders in the event of takeover action that would deny them the full value of their investments. Terms of the Rights Plan provide for a dividend distribution of one right for each share of common stock to holders of record at the close of business on August 29, 1997. The rights become exercisable only in the event, with certain exceptions, an acquiring party accumulates 12% or more of the Company’s voting stock, or if a party announces an offer to acquire 20% or more of the Company’s voting stock. Unless earlier redeemed, the rights will expire on August 29, 2007. Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 15:    Shareholder Rights Plan (Continued)

$73.00, subject to adjustment upon the occurrence of certain events. The Company will be entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of a 12% position in its voting stock.

NOTE 16:    Net Income Per Share

A reconciliation of the numerators and denominators used in basic and diluted net income (loss) per share is as follows (in thousands, except for share data):

	January 29, 2005	January 31, 2004	February 1, 2003
Net (loss) income from continuing operations	$(191,334)	$(38,783)	$8,105

Weighted-average number of common shares:
Basic	33,698,912	29,748,888	30,044,673
Effect of dilutive securities—stock options	—	—	1,033,876

Diluted	33,698,912	29,748,888	31,078,549

Net (loss) income from continuing operations per share:
Basic	$(5.68)	$(1.30)	$0.27
Effect of dilutive securities	0.00	0.00	(0.01)

Diluted	$(5.68)	$(1.30)	$0.26

Per share data and the weighted average shares have been adjusted to account for the three-for-two split on May 9, 2002.

Potentially dilutive securities of 946,784, 320,602 and zero at January 29, 2005, January 31, 2004 and February 1, 2003, respectively, were not included in the table above because of their anti-dilutive effect.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 17:    Unaudited Quarterly Financial Data

Summarized quarterly financial information for fiscal 2004 and 2003 (as restated—see Note 2) are listed below.

	Fiscal 2004 Quarter Ended
	May 1, 2004	July 31, 2004(2)	October 30, 2004(2)	January 29, 2005(1)
Net sales, as previously reported	$99,807	$105,679	$110,810	$119,216
Net sales, as restated	$99,877	$105,679	$110,810	$119,216
Gross profit, as previously reported	$14,029	$10,631	$17,899	$—
Gross profit, as restated	$14,237	$10,820	$18,294	$14,567
Net loss, as previously reported	$(20,309)	$(102,760)	$(24,642)	$—
Net loss, as restated	$(19,972)	$(106,294)	$(24,247)	$(47,788)
Net loss per share
Basic, as previously reported	$(0.68)	$(3.20)	$(0.68)	$—
Basic, as restated	$(0.66)	$(3.31)	$(0.67)	$(1.31)
Diluted, as previously reported	$(0.68)	$(3.20)	$(0.68)	$—
Diluted, as restated	$(0.66)	$(3.31)	$(0.67)	$(1.31)
Weighted average number of shares of common stock outstanding
Basic	30,118,007	32,120,915	36,160,657	36,396,070
Diluted	30,118,007	32,120,915	36,160,657	36,396,070
Cash dividends per share	$0	$0	$0	$0
Market price data
High	$9.24	$6.68	$4.60	$2.32
Low	$5.51	$4.07	$0.74	$1.45

	Fiscal 2003 Quarter Ended
	May 3, 2003	August 2, 2003	November 1, 2003	January 31, 2004
Net sales, as previously reported	$120,211	$122,599	$131,757	$143,077
Net sales, as restated	$120,111	$122,658	$131,822	$143,179
Gross profit, as previously reported	$25,094	$19,137	$28,859	$23,981
Gross profit, as restated	$24,979	$19,174	$29,000	$24,197
Net loss, as previously reported	$(8,513)	$(13,428)	$(7,527)	$(17,817)
Net loss, as restated	$(8,583)	$(13,395)	$(7,431)	$(17,674)
Net loss per share
Basic, as previously reported	$(0.29)	$(0.45)	$(0.25)	$(0.60)
Basic, as restated	$(0.29)	$(0.45)	$(0.25)	$(0.59)
Diluted, as previously reported	$(0.29)	$(0.45)	$(0.25)	$(0.60)
Diluted, as restated	$(0.29)	$(0.45)	$(0.25)	$(0.59)

(1)	Amounts for the quarter ended January 29, 2005 were not previously reported or restated; as such, the amounts do not differ.

(2)	The Company determined that an income tax valuation allowance of approximately $2.5 million, previously reducing the provision (benefit) for income taxes-continued operations, should be reclassified to loss from discontinued operations, net of income taxes. The quarters ended July 31, 2004 and October 30, 2004 reflect such reclassification.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended January 29, 2005, January 31, 2004 (as restated), and February 1, 2003 (as restated)

NOTE 18:    Subsequent Event

The Company signed a Securities Purchase Agreement on April 29, 2005 with several Investors that participated in the Company’s New Financing completed in January 2005 (see Note 8) for approximately $18.0 million in net proceeds after transaction expenses and retirement of the Bridge Financing describe in Note 8, which is scheduled to close in May 2005. As of April 29, 2005, the outstanding principal and capitalized interest of its Bridge Financing was approximately $12.0 million.

Pursuant to the Securities Purchase Agreement, the Investors have agreed to exercise all of their outstanding Series A Warrants and a pro rata portion of the outstanding Series B Warrants that were issued in the Company’s New Financing. Approximately 3.4 million shares of the Company’s Class A common stock (the “Common Stock”) will be issued in the warrant exercise at an aggregate exercise price of approximately $6.4 million.

At the closing, the Company will issue to the Investors 24,600 shares of its Series C Preferred Stock (the “Preferred Stock”) for an aggregate purchase price of $24.6 million. The Preferred Stock will be convertible into 8.2 million shares of the Common Stock, reflecting an initial $3.00 per share conversion price. The Preferred Stock will not be entitled to any special dividend payments or mandatory redemption or voting rights. The Preferred Stock will have customary weighted-average anti-dilution protection for future stock issuances below the applicable per share conversion price.

The Company has also agreed to issue new warrants to purchase up to 7.5 million shares of Common Stock (“New Warrants”). The New Warrants will be exercisable beginning six months following the closing and will be exercisable for up to five years from the closing date. The New Warrants will have an initial exercise price of $3.68, reflecting the closing bid price of the Common Stock on the business day immediately before the signing of the Securities Purchase Agreement. The New Warrants will have customary anti-dilution protection for stock splits and similar corporate events.

The Company will use approximately $12.0 million of the proceeds from the financing to retire its outstanding Bridge Financing which was provided by certain participants of the New Financing completed in January 2005. The remainder of the proceeds will be used for general working capital purposes.

Under the terms of the Securities Purchase Agreement, the Investors have agreed to extend the deadline for the filing of the registration statement with the SEC as required by the registration rights agreement entered into in connection with the New Financing completed in January 2005. The Company is required to file a registration statement with the SEC that includes the securities issued in the New Financing completed in January 2005 and the shares of its Class A common stock issuable upon conversion or exercise of the Preferred Stock and the New Warrants, as the case may be. The new registration statement must be filed no later than ten business days after the earlier of (i) the closing of the Securities Purchase Agreement or (ii) May 3, 2005 (the “Filing Deadline”). In the event the Company does not file the registration statement on or before the Filing Deadline or the registration statement is not declared effective by no later than 60 days (or in the event the SEC reviews the registration statement and requires modifications thereto, 90 days) after the Filing Deadline, the Company will be required to make registration delay payments at the rate of $61,000 per day with regard to the securities issued in the Financing completed in January 2005 from April 21, 2005 through the date of compliance. Alternatively, registration delay payments for the securities issued in the Securities Purchase Agreement will accrue at the rate of $34,000 per day from the date of non-compliance through the date of compliance with the Company’s registration obligations.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of our company(1)

3.1.1	Amendment to Restated Certificate of Incorporation of our company(9)

3.1.2

Amendment to Restated Certificate of Incorporation, as amended, of our company, filed on January 11, 2005 (incorporated by reference to Exhibit 3.1 of our company’s Current Report on Form 8-K filed on January 18, 2005)

3.2	Bylaws of our company(1)

4.1	Specimen Certificate of the Class A Stock, par value $.10 per share(1)

4.2	Specimen Certificate of the Class B Stock, par value $.10 per share(1)

4.3	Shareholder Rights Plan(6)

4.4

Indenture entered into between our company and The Bank of New York, dated as of January 14, 2005 (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on January 21, 2005)

4.5	Form of Secured Convertible Note issued by our company (incorporated by reference to Exhibit 10.8 of our company’s Current Report on Form 8-K filed on January 21, 2005)

4.6	Form of Series A Warrant issued by our company (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.7	Form of Series B Warrant issued by our company (incorporated by reference to Exhibit 10.5 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.8	Form of Series C Warrant issued by our company (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.9	Form of Series D Warrant issued by our company (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on December 14, 2004)

10.1	Lease between our company and Foothill-Parkstone I, LLC, dated November 21, 1996.(6)

10.2	1990 Long-Term Incentive Plan.(1)

10.4	Indemnification Agreement between our company and various executives and directors, dated January 3, 1995, and schedule listing all parties thereto(3)

10.5	1996 Long-Term Incentive Plan(5)

10.5.1	First Amendment to the 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of our company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997)

10.5.2	Second Amendment to the 1996 Long-Term Incentive Plan(9)

10.6	Supplemental Executive Retirement Plan(6)

10.7	2000 Stock Incentive Plan(8)

Exhibit No.	Description

10.8	2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s final proxy statement of Form DEF 14A on December 14, 2004)

10.9	Credit Agreement between our company, our subsidiaries and Fleet National Bank, containing Revolving Line of Credit, dated May 26, 2004(12)

10.10

Form of Securities Purchase Agreement between our company and certain investors, dated June 29, 2004 (incorporated by reference to Exhibit 99.2 of our company’s Current Report on Form 8-K filed on June 30, 2004)

10.11

Amended and Restated Credit Agreement, dated September 22, 2004, by and among our company, Fleet Retail Group, Inc., Fleet National Bank, Back Bay Capital Funding LLC and each of the other lenders (collectively, the “Senior Lenders”) and borrowers party thereto(13)

10.12	Retention Agreement dated September 27, 2004, by and between our company and Jennifer Pritchard(13)

10.13	Retention Agreement dated October 28, 2004, by and between our company and Allan Haims(13)

10.14	Retention Agreement dated October 28, 2004, by and between our company and Douglas Felderman(13)

10.15	Retention Agreement dated October 28, 2004, by and between our company and Joseph Deckop(13)

10.16

Agreement and General Release between our company and Peter Whitford, dated November 4, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on November 10, 2004)

10.17	Employment Agreement between our company and Joel Waller, dated December 16, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on December 20, 2004)

10.18

Agency Agreement entered into between our company and certain of its affiliates and Hilco, dated December 31, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on January 5, 2005)

10.19

Security Agreement entered into between our company and certain of its affiliates and Hilco, dated December 31, 2004 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 5, 2005)

10.20

Agency Subordination Agreement entered into between our company and certain of its affiliates, Hilco, Fleet Retail Group, Inc. and S.A.C. Capital Associates, LLC, dated December 31, 2004 (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on January 5, 2005)

10.21

Amended and Restated Securities Purchase Agreement entered into among our company and the Investors, dated December 13, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on December 14, 2004)

10.22

Amendment No. 1 to Amended and Restated Securities Purchase Agreement entered into by and among our company and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.23

Credit Agreement entered into between our company, our subsidiaries and certain of the Investors, dated November 9, 2004 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on November 12, 2004)

10.24

First Amendment to Credit Agreement entered into by and among our company, our subsidiaries and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 21, 2005)

Exhibit No.	Description

10.25

First Amendment to the Amended and Restated Credit Agreement entered into between our company, our subsidiaries and the Senior Lenders, dated November 9, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Quarterly Report on Form 10-Q, filed on December 9, 2004)

10.26

Amended and Restated First Amendment to the Amended and Restated Credit Agreement entered into among our company, our subsidiaries and the Senior Lenders, dated December 13, 2004 (incorporated by reference to Exhibit 10.8 of our company’s Current Report on Form 8-K filed on December 14, 2004)

10.27

Second Amendment to Amended and Restated Credit Agreement entered into by and among our company, our subsidiaries and the Senior Lenders, dated January 14, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.28

Amended and Restated Registration Rights Agreement entered into among our company and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.29

Intercreditor and Lien Subordination Agreement entered into by and among our company, our subsidiaries, SAC (on behalf of the Investors) and our company’s Senior Lenders, dated November 9, 2004 (incorporated by reference to Exhibit 10.13 of our company’s Current Report on Form 8-K filed on November 12, 2004)

10.30

First Amendment to Intercreditor and Lien Subordination Agreement entered into by and among our company, certain subsidiaries of our company, certain of the Investors and certain of our company’s Senior Lenders, dated January 14, 2005 (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.31

Amended and Restated Subordination Agreement entered into by and among our company, certain of our company’s Senior Lenders, The Bank of New York and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.32

Bridge Subordination Agreement entered into by and among our company, certain of our company’s Senior Lenders, The Bank of New York and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.5 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.33	Form of Indemnification Agreement between our company and members of our board of directors

10.34	Form of Restricted Stock Agreement between our company and members of our board of directors

14.1	The Wet Seal, Inc. Code of Conduct(11)

21.1	Subsidiaries of the registrant(4)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes exhibits incorporated by reference to our company’s Registration Statement File No. 33-34895.

(2)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

(3)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

(4)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

(5)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

(6)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

(7)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

(8)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

(9)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

(10)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

(11)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

(12)	Denotes exhibits incorporated by reference to our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004.

(13)	Denotes exhibits incorporated by reference to our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004.