Form 10-K/A
period 2005-01-29
WET SEAL INC
filed 2005-05-31
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

The number of shares outstanding of the Registrant’s Class A Common Stock, par value $.10 per share, at May 16, 2005 was 44,610,579. There were no shares outstanding of Class B Common Stock, par value $.10 per share, or Preferred Stock, par value $.01 per share, outstanding at May 16, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of The Wet Seal, Inc. amends the Company’s Annual Report on Form 10-K for the year ended January 29, 2005 filed with the Securities and Exchange Commission on April 29, 2005. This Amendment No. 1 is being filed to include disclosures required by Part III of Form 10-K. Since our proxy statement was not filed by the 120th day after the end of our last fiscal year, parts of the definitive proxy statement will not be incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of the Annual Report on Form 10-K as originally intended. In addition, Item 15 of Part IV of the Form 10-K has been amended to contain, pursuant to the Rules of the Securities and Exchange Commission, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to those filings. Except as described above, the information contained in our Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission has not been updated or amended.

Item 10.    Directors and Executive Officers of the Registrant

Directors

The Company’s Bylaws give the Board of Directors the power to set the number of directors at no less than three nor more than fifteen. The Company’s Board of Directors currently has six members who are elected annually. The directors so elected will serve until the next annual meeting of stockholders or until his earlier resignation, retirement or removal.

The members of the Board of Directors of the Company (each of whom has been nominated for re-election at the 2005 annual meeting of stockholders), their ages and principal occupations or employment during the past five years are summarized below:

The following table sets forth information regarding the nominees for director:

Name and Age	Principal Occupation and Background
Sidney M. Horn Age: 55	Mr. Sidney M. Horn has been a director of the Company since January 27, 2005. Mr. Horn has been a partner at the law firm of Stikeman Elliot LLP since May 2000. From 1984 to May 2000, Mr. Horn was a partner at the law firm of Phillips & Vineberg LLP. Mr. Horn currently serves as a director of Prime Restaurant Holdings, Inc., a restaurant franchisor, Astral Media Inc., a Canadian specialty television and radio broadcaster, and Genworth Financial Mortgage Insurance Company Canada, a Canadian mortgage insurance company.

Harold D. Kahn Age: 59	Mr. Harold D. Kahn has been a director of the Company since January 27, 2005. Since February 2004, he has served as President of HDK Associates, a consulting company that advises financial and investment groups. From January 1994 to February 2004, Mr. Kahn served as Chairman and Chief Executive Officer of Macy’s East, a division of Macy’s. He serves on the board of directors of House of Brussels Chocolates, Inc., a manufacturer of high-quality Belgian chocolates, and Steve Madden, Ltd., a retailer of footwear.

Kenneth M. Reiss Age: 62	Mr. Kenneth M. Reiss has been a director of the Company since January 27, 2005. Mr. Reiss is Chairman of the Audit Committee. Prior to his retirement in June 2003, Mr. Reiss was a partner at the accounting firm of Ernst & Young, LLP, where he served as the lead auditor for several publicly traded companies, including Toys “R” Us, Inc., Staples, Inc. and Kenneth Cole Productions, Inc. Mr. Reiss serves on the board of Guitar Center, Inc., a retailer of musical instruments.

Alan Siegel Age: 70	Mr. Alan Siegel has been a director of the Company since 1990. Mr. Siegel is the Chairman of the Nominating and Governance Committee. Mr. Siegel is a partner at the law firm of Akin Gump Strauss Hauer & Feld LLP, which provides legal services to the Company. Mr. Siegel is also a director of Thor Industries, Inc, a manufacturer of travel trailers and motor homes, and Ermenegildo Zegna Corporation, a fashion house.

Joel N. Waller Age: 65	Mr. Joel N. Waller has been a director of the Company since December 30, 2004. Effective February 1, 2005, Mr. Waller was appointed President and Chief Executive Officer of the Company. From April 1992 to January 2005, Mr. Waller served as Chief Executive Officer of Wilsons The Leather Experts Inc., a specialty retailer of leather outerwear, accessories and apparel in the United States.

Henry D. Winterstern Age: 47	Mr. Henry D. Winterstern has been a director of the Company since August 18, 2004. Mr. Winterstern has been Chairman of the Board of Directors since November 8, 2004. Mr. Winterstern co-founded Capital Entertainment, a firm involved in the production, acquisition and distribution of motion pictures, in June 2001 and serves as Chief Executive Officer of this firm. Since 1992, Mr. Winterstern has been the owner and President of Winterstern & Associates Inc., an investment firm specializing in commercial transactions in the real estate and media sectors. Mr. Winterstern is a director of Metro-Goldwyn-Mayer Inc.

Executive Officers

The executive officers of the Company, who are not also directors, their ages and principal occupations or employment during the past five years are summarized below:

Name and Age	Principal Occupation and Background
Douglas C. Felderman Age: 52	Mr. Douglas C. Felderman has served as Executive Vice President and Chief Financial Officer of the Company since April 21, 2004. From May 1999 to January 2004, Mr. Felderman served as Chief Financial Officer of Factory 2-U Stores Inc., an operator of off-price retail apparel and housewares stores and prior to May, 1999, Mr. Felderman served as Chief Financial Officer of Strouds, Inc., a specialty retailer of home textile products. In these roles, he managed a variety of financial responsibilities including treasury, financial planning and analysis, risk management, loss prevention, and Securities and Exchange Commission and public reporting.

Jennifer Pritchard Age: 46	Ms. Jennifer Pritchard has served as Divisional President for Arden B. since January 2004. Prior to her current role, Ms. Pritchard served as the Divisional President of Zutopia since joining the Company in October 2002. From January 2002 to October 2002, Ms. Pritchard served as the Executive Vice President of TEX 38 LLC, a private label product development company. From April 2001 to January 2002, Ms. Pritchard served as Executive Vice President of B.B. Dakota, an outerwear company. Ms. Pritchard served as the General Merchandise Manager for Urban Outfitters Inc. from 1999 to 2001, where she oversaw all categories of the business for retail.

The foregoing persons have been deemed by the Company to be “executive officers” as defined under Rule 3b-7 of the Exchange Act.

Changes in our Board Composition and Management

The composition of our Board of Directors and executive management has changed since the Company’s last annual meeting. On August 3, 2004, Peter D. Whitford was appointed as a Director and Chairman of the Board of Directors. On this same date, Iriving Teitelbaum was replaced by Mr. Whitford as Chairman of the Board of Directors but remained as a Director of the Company. On August 18, 2004, Howard Gross was appointed as lead director and Mr. Winterstern and Anne K. Zehren were appointed to the Board of Directors. On the same day, George H. Benter and Barry J. Entous retired from the Board of Directors.

On November 4, 2004, Mr. Whitford resigned from his position as Chief Executive Officer and Chairman of the Board of Directors. In connection with Mr. Whitford’s resignation, the Board of Directors appointed Joseph Deckop as interim Chief Executive Officer effective November 8, 2004. Also on November 8, 2004, the Board of Directors accepted the resignation of Ms. Zehren and appointed Mr. Winterstern as Chairman of the Board of Directors. On November 23, 2004, the Company announced the resignation of Allan Haims as President of the Wet Seal division.

On December 28, 2004, Mr. Irving Teitelbaum and Stephen Gross retired from the Board of Directors of the Company. Effective as of December 30, 2004, the Company’s Board of Directors appointed Joel N. Waller as a Director.

Effective as of January 27, 2005, Walter Loeb and Wilfred Posluns retired from the Board of Directors and Howard Gross resigned as a director of the Company. On the same day, Sidney M. Horn, Harold D. Kahn and Kenneth M. Reiss were appointed to serve on the Board of Directors. Effective as of February 1, 2005, Mr. Waller was appointed President and Chief Executive Officer. On March 15, 2005, Joseph Deckop resigned from his position as Executive Vice President.

Corporate Governance Matters

The primary responsibility of the Board of Directors is to foster the long-term success of the Company, consistent with representing the interests of the Company’s stockholders. In accordance with this philosophy, the Board of Directors has taken the following steps, among others, to reinforce the Company’s values by promoting responsible business practices and good corporate citizenship.

Independence Determinations

The Board of Directors continually reviews the relationships that each director has with the Company. The Board of Directors currently has six members, five of whom the Board of Directors has affirmatively determined are not individuals having a relationship that, in the Board’s opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are therefore “independent” in accordance with Nasdaq National Market listing standards. The sole director that the Board of Directors has determined not to be “independent” in accordance with the foregoing standards is Joel N. Waller, the Company’s President and Chief Executive Officer.

The Board of Directors has affirmatively determined that each member of the Audit Committee, the Compensation/Option Committee and the Nominating and Governance Committee of the Board of Directors is “independent” in accordance with Nasdaq National Market listing standards and that each member of the Audit Committee is “independent” as required by the applicable rules and regulations promulgated under the Exchange Act.

Executive Sessions; Meetings with Management

The non-management members of the Board of Directors meet in executive session on a regular basis. The Audit Committee meets in executive session with the independent auditors regularly. All other committees are given the opportunity to meet without management present as they deem necessary.

Senior members of management are invited to make presentations to the Board of Directors or committees to provide management insight into items being discussed by the Board of Directors or committees and to bring managers with high potential into contact with the Board of Directors. In addition, Board members have free access to all other members of management and employees of the Company.

Board and Committee Meeting Agendas

The Chairman of the Board of Directors establishes the agenda for each Board of Directors meeting. Any other member of the Board of Directors is free to suggest the addition of any other item(s). The chairpersons of the committees coordinate committee meeting agendas with appropriate members of management. Henry D. Winterstern, sets the agenda for the meetings of the Compensation/Option Committee, which currently does not have a chairman. Other committee members are free to suggest additional agenda items.

Code of Business Conduct

The Company has adopted The Wet Seal, Inc. Code of Conduct that is applicable to all directors, officers and employees. The purpose of the Code of Conduct is to foster compliance with applicable laws affecting the Company and to set a standard for the Company’s expectations for business conduct. The Company’s Code of Conduct is filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and is available on the Company’s website at http://www.wetsealinc.com.

Meetings and Committees of the Board of Directors

Board of Directors Actions; Attendance

The Board of Directors met or took action by written consent 16 times during the fiscal year ended January 29, 2005. Each of the members of the Board of Directors then in such position attended at least 75% of the Board of Directors meetings and the respective committee meetings on which they served.

The Company’s informal policy is that all of its directors attend the annual meeting of stockholders unless a director gives prior notice to the Chairman of the Board of Directors of his inability to attend due to health or business reasons. All members of the Board of Directors then in office, other than Stephen Gross, attended the 2004 annual meeting of stockholders.

Audit Committee

From February 1, 2004 through August 18, 2004, the Company’s Audit Committee was comprised of George Benter, Barry Entous, Walter Loeb and Wilfred Posluns. On August 18, 2004, Messrs. Entous and Benter retired from the Board of Directors while Henry D. Winterstern was appointed to the Audit Committee on this date. Messrs. Loeb and Posluns retired from the Board of Directors and the Audit Committee effective January 27, 2005. On this date, Kenneth M. Reiss and Sidney M. Horn were appointed to the Board of Directors and Audit Committee, with Mr. Reiss serving as chairman.

The Board of Directors has affirmatively determined that each member of the Audit Committee is “independent” in accordance with the Nasdaq National Market listing standards and the applicable rules and regulations promulgated under the Exchange Act. Mr. Reiss, a certified public accountant with 38 years of experience in auditing public companies during his tenure at Enrst & Young LLP has been determined by the Board of Directors to be the Audit Committee’s “financial expert” under the regulations of the Securities and Exchange Commission and to be “financially sophisticated” under Nasdaq listing standards. During the fiscal year ended January 29, 2005, the Audit Committee met or took action by written consent 6 times.

The Audit Committee is responsible for reviewing, as it shall deem appropriate, and recommending to the Board of Directors internal accounting and finance controls for the Company and accounting principles and auditing practices and procedures to be employed in the preparation and review of the Company’s financial statements. The Audit Committee is also responsible for recommending to the Board of Directors independent public accountants to audit the annual financial statements of the Company and the scope of the audit to be undertaken by the accountants. The Charter of the Audit Committee, which was amended on May 28, 2003, is set forth on Exhibit A attached to the Company’s proxy statement for its 2004 annual stockholder meeting and is available on the Company’s website at http://www.wetsealinc.com.

Compensation/Option Committee Interlocks and Insider Participation

During the 2004 fiscal year, each of the following individuals served on the Company’s Compensation/Option Committee: Messrs. Benter, Howard Gross, Posluns and Winterstern. Other than Mr. Winterstern, each of these members resigned their appointment on or prior to January 27, 2004. On this date, each of Messrs. Horn, Kahn, Reiss and Siegel were appointed to the Company’s Compensation/Option Committee. On May 12, 2005, Mr. Siegel resigned from the Compensation/Option Committee.

There were no Compensation/Option Committee interlocks or insider participation during the fiscal year ended January 29, 2005.

Compensation/Option Committee

The Company has a Compensation/Option Committee consisting of Sidney M. Horn, Harold D. Kahn, Kenneth M. Reiss and Henry D. Winterstern, each of whom the Board of Directors has affirmatively determined is “independent” in accordance with Nasdaq National Market listing standards. As of the date of this Amendment, the Compensation/Option Committee has not appointed a chairman but plans to do so in the near future. During the fiscal year ended January 29, 2005, the Compensation/Option Committee met or took action by written consent 15 times.

The Compensation/Option Committee is responsible for establishing general compensation policies and specific compensation levels for the Company’s executive officers and is responsible for granting restricted stock, performance shares and stock options to executive officers, other key employees and consultants. See “Report of the Compensation/Option Committee on Executive Compensation.” The Charter of the Compensation/Option Committee, as approved and ratified by the Board of Directors on May 12, 2005, is available on the Company’s website at http://www.wetsealinc.com.

Nominating and Governance Committee

In January 2005, the Company formed a Nominating and Governance Committee consisting of Alan Siegel (Chairman) and Harold D. Kahn, each of whom the Board of Directors has affirmatively determined is “independent” in accordance with the Nasdaq National Market listing standards. Due to its recent formation in January 2005, during the fiscal year ended January 29, 2005, the Nominating and Governance Committee did not meet or take action by written consent.

The Nominating and Governance Committee proposes to the Board of Directors nominees for election to the Board of Directors. The Nominating and Governance Committee identifies nominees through the personal and business relationships of the Company’s existing and former directors and management. In addition, on an as needed basis, the Nominating and Governance Committee will engage outside consultants to assist in the identification of nominees.

The Nominating and Governance Committee is also responsible for advising the Board of Directors with respect to Board composition, compensation, procedures and committees, and for recommending to the Board of Directors a set of corporate governance principles and overseeing the compliance of the Board of Directors with such principles. The Charter of the Nominating and Governance Committee, as approved and ratified by the Board of Directors on May 12, 2005, is available on the Company’s website at http://www.wetsealinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require the filing of certain reports by officers, directors and beneficial owners of more than 10% of the Company’s securities with the Securities and Exchange Commission. Specific due dates have been established and the Company is required to disclose in this Amendment any failure to file by these dates.

Based solely on a review of copies of the filings furnished to the Company, the Company believes that during fiscal year 2004, all such filing requirements were satisfied by the Company’s officers, directors and ten percent (10%) stockholders, except that two Forms 4 for Jennifer Pritchard were not filed on a timely basis to report a grant shares of Class A Common Stock and restricted shares of Class A Common Stock, respectively, and a Form 4 for each of Anne Zehren, Howard Gross and Henry D. Winterstern were not filed on a timely basis to report individual grants of shares of Class A Common Stock.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth the compensation (cash and non cash), for fiscal years 2004, 2003 and 2002 of each person who served as Chief Executive Officer during fiscal year 2004, including the Company’s former interim Chief Executive Officer and former Chief Executive Officer, the four other most highly compensated executive officers serving as executive officers at the end of the last fiscal year and one former officer who would have been among the four most highly compensated executive officers but for the fact that such individual was not serving as an executive officer as of the end of the last fiscal year (collectively, the “Named Executive Officers”).*

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position (1)	Fiscal Year	Salary	Bonus		Restricted Stock Awards	Securities Underlying Stock Options (#)	All other Compensations ($)
					(2)	(3)
Joseph Deckop (9) Former Interim Chief Executive Officer and Former Executive Vice President	2004 2003 2002	$350,865 148,173 0	$100,000 0 0	(4)	$357,910 0 0	15,000 50,000 0	$6,250 2,875 0	(5) (5)
Peter D. Whitford (10) Former Chief Executive Officer	2004 2003 2002	$684,997 420,192 0	0 0 0		0 0 0	600,000 300,000 0	$2,098,907 202,328 0	(6) (7)
Jennifer Pritchard Divisional President of Arden B.	2004 2003 2002	$398,103 315,000 87,231	$245,969 0 0	(4)	$349,160 0 0	15,000 66,300 50,000	$6,000 6,000 1,846	(5) (5) (5)
Douglas C. Felderman Executive Vice President and Chief Financial Officer	2004 2003 2002	$253,484 0 0	$100,000 0 0	(4)	$410,050 0 0	60,000 0 0	$4,925 0 0	(5)
Elayne M. Masterson Divisional Chief Merchandising Officer of Wet Seal	2004 2003 2002	$300,923 88,385 0	$30,000 0 0	(4)	$103,300 0 0	40,000 10,000 0	$6,500 12,125 0	(5) (8)
Gary White Senior Vice President, Sales and Operations	2004 2003 2002	$137,769 0 0	$20,000 0 0	(4)	$26,400 0 0	30,000 0 0	$3,400 0 0	(5)
Allan Haims (11) Former Divisional President of Wet Seal	2004 2003 2002	$437,204 167,115 0	0 0 0		$357,910 0 0	15,000 100,000 0	$5,750 2,750 0	(5) (5)

(1)	For purposes of this Amendment, Elayne M. Masterson and Gary White have not been deemed by the Company to be “executive officers” as defined under Rule 3b-7 of the Exchange Act.
*	While the Named Executive Officers enjoy certain perquisites, for fiscal years 2004, 2003 and 2002, these did not exceed the lesser of $50,000 or ten percent (10%) of the salary and bonus of any such officer.
(2)	These awards have been issued pursuant to retention agreements with the applicable Named Executive Officers and a stock bonus plan whereby certain employees of the Company receive Class A Common Stock in proportion to their salary. Under the bonus plan, the amount of the award is also dependent on the Company’s earnings before tax and the stock price on the date of grant. The bonus shares vest at a rate of 33 1/3% per year on each anniversary of the grant date, and a participant’s right to non-issued shares is subject to forfeiture if the participant’s employment is terminated. Dividends are not paid on stock grant awards until such time as the stock is vested and issued to the executive.
(3)	The numbers in this column have been adjusted to account for the three-for-two stock split effected as of May 9, 2002.
(4)	Bonus amounts earned in fiscal year 2004 were paid to the executives prior to the fiscal year end.
(5)	Amount represents payments in connection with the provision of an automobile.
(6)	Amount represents payments in connection with Mr. Whitford’s settlement agreement.
(7)	Amount represents (i) additional compensation of $200,000 as agreed upon at the commencement of employment with the Company and (ii) payments totaling $2,328 in connection with the provision of an automobile for a partial year.
(8)	Amount represents (i) a payment of $10,000 to cover moving expenses and (ii) payments totaling $2,125 in connection with the provision of an automobile.
(9)	Mr. Deckop joined the Company as Executive Vice President on August 18, 2003. On November 8, 2004, Mr. Deckop was appointed interim Chief Executive Officer in which capacity he served until February 1, 2005. On March 15, 2005, Mr. Deckop resigned as Executive Vice President of the Company. Mr. Deckop is required to exercise his options on or before June 13, 2005 pursuant to the terms of his option agreement or these options will expire.
(10)	Mr. Whitford joined the Company as Chief Executive Officer on June 30, 2003. Mr. Whitford resigned effective on November 11, 2004. Mr. Whitford failed to exercise options to purchase 100,000 shares of Class A Common Stock within ninety (90) days after the termination of his employment. As a result, these options have expired pursuant to the terms of his option agreement. In connection with his severance agreement, Mr. Whitford was granted options to purchase an aggregate of 500,000 shares of Class A Common Stock, which will expire on June 1, 2006.
(11)	Mr. Haims resigned as President of the Wet Seal division on November 23, 2004. Mr. Haims failed to exercise options to purchase 15,000 shares of Class A Common Stock within ninety (90) days after the termination of his employment. As a result, these options have expired pursuant to the terms of his option agreement.

Option Grants in 2004

The following table sets forth information regarding options granted in fiscal year 2004 to each of the Named Executive Officers. All such options were granted pursuant to the Company’s 1996 Long-Term Incentive Plan with the exception of Gary White’s options which were granted pursuant to the Company’s 2000 Stock Incentive Plan.

OPTION GRANTS IN THE LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Underlying Options Granted (shares) (1)	Percentage of Total Options Granted to Employees in Fiscal Year 2004		Exercise or Base Price ($ per share)		Expiration Date		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
								5% ($)			10% ($)
Joseph Deckop	15,000	1.01%			$5.93	6/30/14	(3)		$55,940			$141,763

Peter D. Whitford	100,000 200,000 300,000	6.74 13.48 20.23	% % %	$ $ $	5.78 2.00 1.75	6/17/14 6/01/06 6/01/06	(3) (4) (4)		— — —	(5) (6) (6)		— — —	(5) (6) (6)

Jennifer Pritchard	15,000	1.01%			$5.93	6/30/14			$55,940			$141,763

Douglas C. Felderman	50,000 10,000	3.37 0.67	% %	$ $	8.02 5.93	4/22/14 6/03/14		$ $	120,246 37,293		$ $	428,998 94,509

Elayne M. Masterson	40,000	2.70%			$5.93	6/30/14			$149,174			$378,036

Gary White	30,000	2.02%			$5.67	7/16/14			$71,791			$215,071

Allan Haims	15,000	1.01%			$5.93	6/30/14	(3)		N/A	(5)		N/A	(5)

(1)	All options granted vest at a rate of 33 1/3% every six months or annually over a period of 18 months to 3 years, respectively, from the date of grant, except for Mr. Whitford’s options to purchase 100,000 shares of Class A Common Stock which vested 33 1/3% on the date of grant and options to purchase 200,000 and 300,000 shares of Class A Common Stock granted in connection with his settlement agreement which have no time vesting restrictions.
(2)	Potential realizable value is based on the assumption that the stock price of the Class A Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price performance.
(3)	Officers no longer employed by the Company have ninety (90) days after termination of their employment during which to exercise issued but unexercised options. Mr. Deckop’s options will expire on June 13, 2005. The options granted to Mr. Whitford and Mr. Haims under option agreements entered into prior to the termination of their employment have expired due to a failure to exercise such options within ninety (90) days of termination of employment.
(4)	These options were granted in connection with Mr. Whitford’s severance agreement and each grant expires on June 1, 2006.
(5)	The potential realizable values at assumed annual rates of stock price appreciation are no longer applicable due to the expiration of the options pursuant to the executive officer’s failure to exercise such options within ninety (90) days after the termination of his employment.
(6)	In each case the stock options were granted at a price that was at a premium to the then current market price and due to the limited duration of the option term, their potential realizable value would not exceed their exercise price.

Option Exercise and Fiscal Year-End Values

The following table sets forth information regarding the exercise of options by each of the Named Executive Officers during fiscal year 2004. The table also shows the number and value of unexercised options held by each of the Named Executive Officers as of January 29, 2005. The value of unexercised options is based on a fair market value as determined by the closing sale price of $2.23 per share of Class A Common Stock as of January 28, 2005.

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR

AND OPTION/SAR VALUES AT JANUARY 29, 2005

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at January 29, 2005 (#)			Value of Unexercised “In-the-Money” Options at January 29, 2005 ($) (1)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Joseph Deckop	0	0	15,000	(2)	50,000	0	0
Peter D. Whitford	0	0	633,334	(3)	0	$190,000	0
Jennifer Pritchard	0	0	47,100		84,200	0	0
Douglas C. Felderman	0	0	3,334		56,666	0	0
Elayne M. Masterson	0	0	15,334		34,665	0	0
Gary White	0	0	0		30,000	0	0
Allan Haims	0	0	33,334		0	0	0

(1)	Represents the market value of shares underlying “in-the-money” options on January 31, 2004 less the option exercise price. Options are “in-the-money” at the fiscal year end if the fair market value of the underlying securities on such date exceeds the exercise or base price of the option.
(2)	These options have expired due to a failure to exercise such options within ninety (90) days of termination of employment.
(3)	This number includes options to purchase 100,000 shares of Class A Common Stock which have expired due to a failure to exercise such options within ninety (90) days of termination of employment.

Employment Agreements with Executives

Joel N. Waller

On December 16, 2004, the Company and Joel N. Waller entered into an Employment Agreement setting forth the terms of Mr. Waller’s employment with the Company as its President and Chief Executive Officer (the “Agreement”), effective on February 1, 2005 (the “Effective Date”).

The Agreement sets forth the terms of Mr. Waller’s employment, including: (i) a base salary of $650,000, (ii) an annual performance bonus to be paid in accordance with the Company’s incentive plan, with a target award up to 100% of Mr. Waller’s base salary and a maximum incentive opportunity up to 200% of his base salary, and (iii) 2,400,000 performance shares of the Company’s Class A Common Stock which were granted on February 1, 2005 under the terms of the Company’s 2005 stock incentive plan (the “Plan”), which are not inconsistent with the terms of the performance shares award agreement entered into on February 1, 2005 by the Company and Mr. Waller (the “Award Agreement”).

The Award Agreement provides that the shares will be granted in two tranches of 1,200,000 shares each (“Tranche 1” and “Tranche 2” respectively), subject to certain restrictions. In particular, prior to vesting of the shares, Mr. Waller may not transfer the shares, except to his immediate family members for no consideration or as provided in the Plan or the Award Agreement.

Mr. Waller’s shares will vest as follows: (i) 600,000 of the Tranche 1 Shares will vest if, at any time following the first anniversary of the Effective Date and before the third anniversary of the Effective Date (the “Tranche 1 Vesting Period”), the weighted average closing price of the Company’s stock for any trailing 20 trading days (the “20-Day Average”) during the Tranche 1 Vesting Period equals or exceeds $3.50 per share; an additional 200,000 of the Tranche 1 Shares will vest (until the entire Tranche 1 is 100% vested) each time the 20-Day Average price of the Company’s stock during the Tranche 1 Vesting Period equals or exceeds $4.00, $4.50 and $5.00 per share; and, for the avoidance of doubt, if the 20-Day Average equals or exceeds $5.00 per share at any time during the Tranche 1 Vesting Period, 100% of Tranche 1 shall vest; and (ii) 200,000 of the Tranche 2 Shares will vest if, at any time following the second anniversary of the Effective Date and before the third anniversary of the Effective Date (the “Tranche 2 Vesting Period”), the 20-Day Average during the Tranche 2 Vesting Period equals or exceeds $5.50 per share; an additional 200,000 of the Tranche 2 Shares will vest (until the entire Tranche 2 is 100% vested) each time the 20-Day Average price of the Company’s stock during the Tranche 2 Vesting Period equals or exceeds $6.00, $6.50, $7.00, $7.50 and $8.00 per share; and, for the avoidance of doubt, if the 20-Day Average equals or exceeds $8.00 per share at any time during the Tranche 2 Vesting 1Period, 100% of Tranche 2 shall vest. If any of the Shares are still outstanding as of the third anniversary of the Effective Date and have not otherwise vested after giving effect to the vesting provisions of clauses (i) and (ii) above, the unvested Shares shall automatically be forfeited without the payment of any consideration to Mr. Waller.

Peter D. Whitford

Peter D. Whitford served as the Chief Executive Officer of the Company from June 30, 2003 through November 4, 2004. During his employment, Mr. Whitford was entitled to receive an annual base salary of $750,000, adjustable annually, and was eligible to receive a performance bonus. At the time his employment with the Company terminated his annual salary was $775,000.

On November 4, 2004, the Company and Mr. Whitford entered into an Agreement and General Release to terminate Mr. Whitford’s employment with the Company. Pursuant to this agreement, Mr. Whitford resigned from his positions as Chief Executive Officer, Director and Chairman of the Board of Directors, effective as of November 4, 2004.

In addition, the Agreement and General Release provided that Mr. Whitford would receive certain payments and grants of options from the Company, including: (i) bi-weekly payments of $29,807 which were paid from November 5, 2004 until January 14, 2005 (the “Payment Date”), (ii) 300,000 options at an exercise price of $1.75 per share and 200,000 options at an exercise price of $2.00 per share, exercisable until June 1, 2006, issued on December 8, 2004, (iii) a payment of $1,585,000 (less the total amount of bi-weekly payments) which was paid on the Payment Date, representing two years of compensation, (iv) a payment of $509,400 which was paid on the Payment Date, representing the cost of three annual contributions to Mr. Whitford’s supplemental executive retirement plan, (v) a payment of an amount equal to the cost of Mr. Whitford’s continued healthcare coverage for eighteen months following November 4, 2004, which was paid on or before the Payment Date, and (vi) $50,000 representing the cost of providing outplacement services which was paid on the Payment Date. Furthermore, each of the Company and Mr. Whitford released the other party from any claims it had against such other party up to November 4, 2004.

Joseph Deckop

On October 27, 2004, the Company entered into a retention agreement with Joseph Deckop, in his capacity as Executive Vice President of the Company. Mr. Deckop also served as the Company’s interim Chief Executive Officer following the departure of Mr. Whitford until February 1, 2005, the date upon which Mr. Waller assumed his duties as President and Chief Executive Officer.

Under the retention agreement, Mr. Deckop received a one-time retention cash bonus of $100,000 on December 1, 2004, which was required to be returned to the Company if Mr. Deckop were to voluntarily terminate his employment with the Company within 12 months. In addition, Mr. Deckop received a grant of 155,000 shares of our restricted stock as well as certain severance protections upon an involuntary termination of employment by the Company. The Company did not modify Mr. Deckop’s retention agreement in connection with his appointment as interim Chief Executive Officer of the Company.

On March 15, 2005, Mr. Deckop resigned from his position as Executive Vice President. In connection with his separation from the Company, Mr. Deckop was not required to return his $100,000 retention bonus.

Douglas C. Felderman

On October 28, 2004, the Company entered into a retention agreement with Douglas C. Felderman, our Executive Vice President and Chief Financial Officer. Under the retention agreement, Mr. Felderman received a one-time retention cash bonus of $100,000, which is required to be returned to the Company if Mr. Felderman were to voluntarily terminate his employment with the Company within 12 months.

In addition, Mr. Felderman received a grant of 155,000 shares of our restricted stock as well as certain severance protections upon an involuntary termination of employment by the Company.

Jennifer Pritchard

On September 27, 2004, the Company entered into a retention agreement with Jennifer Pritchard, President of the Arden B. division. Ms. Pritchard’s base salary was increased by $25,000 to an annual rate of $410,000, her bonus opportunity was increased from 50% of her salary to 75% of her salary and her previous maximum bonus was increased from 100% to 150% of her salary. In addition, Ms. Pritchard was given a retention cash bonus of $200,000, which is required to be returned to the Company if she were to leave voluntarily within 12 months. Ms. Pritchard has the right to exchange the retention cash bonus for an award of 200,000 shares of our Class A Common Stock.

In addition, Ms. Pritchard received a grant of 200,000 shares of our restricted Class A Common Stock as well as certain severance protections upon an involuntary termination of employment by the Company.

Director Compensation

All directors, other than Messrs. Waller and Winterstern, receive an annual fee of $75,000 that is payable quarterly. Mr. Winterstern receives an annual fee of $250,000 that is payable quarterly. In addition, each director, other than Messrs. Waller and Winterstern received 300,000 shares of restricted stock which vest in three equal installments on the first, second and third anniversaries of the date of grant which was January 27, 2005. Mr. Winterstern received 750,000 shares of restricted stock which vest under the same terms.

The awarding of stock options and/or restricted stock by the Company to directors, in their capacity as such, is at the discretion of the Compensation/Option Committee. The directors do not receive any additional compensation in connection with their attendance of board and committee meetings. All directors are reimbursed for expenses incurred in connection with attendance at the meetings of the Board of Directors.

Mr. Waller is not entitled to any additional compensation in his capacity as a director. Please see the summary of Mr. Waller’s employment agreement set forth in this Amendment for additional compensation information.

Special Committee Compensation

On August 18, 2004, the Company formed a special committee of the Board of Directors to analyze various business alternatives in light of its financial condition. The Special Committee was composed of Mr. Winterstern (Chairman), Howard Gross and Alan Siegel. Upon the recommendation of Pearl Meyer & Partners, a leading compensation consulting firm, Henry D. Winterstern received a fee of $35,000 per month for the first two months of service on the Special Committee, while Messrs. Gross and Siegel received $25,000 per month for the same period. Each member of the Special Committee received one-half of his respective monthly fee for the third month of service on the Special Committee. The Special Committee was disbanded on November 9, 2004, which was the date of execution of the Securities Purchase Agreement governing the private placement of the Company’s convertible notes and warrants (the “Private Placement”).

Additional Compensation for Mr. Winterstern

On February 24, 2005, Mr. Winterstern received 250,000 shares of unregistered Class A Common Stock in consideration for his extensive involvement in the structuring, negotiation and successful conclusion of the Private Placement.

Indemnification Agreements

The Company has entered into indemnification agreements with each of our current directors and certain of our officers. These agreements requires us to indemnify these individuals to the fullest extent permitted under Delaware law again liabilities that may arise by reason of their service to the Company, and to adverse expenses incurred as a result of any proceeding against them as to which they can be indemnified. We expect to enter into indemnification agreements with our future directors and certain of our officers.

Compensation/Option Committee Report

The following Report of the Compensation/Option Committee shall not be deemed filed or incorporated by reference into any other filing by the Company with the SEC, except to the extent specifically incorporated by reference.

The primary duties of the Compensation/Option Committee include: (i) reviewing the compensation levels of the Company’s primary executive officers and certain other members of senior management, (ii) consulting with and making recommendations to the Company’s Board of Directors regarding the Company’s overall policy of granting options and awards under the Company’s long-term incentive plans, (iii) monitoring the performance of senior management, (iv) granting restricted stock, performance shares and stock options to executive officers and other key employees, and (v) related matters. The Board of Directors has affirmatively determined that each member of the Compensation/Option Committee is independent in accordance with Nasdaq National Market listing standards. The members of the Compensation/Option Committee who have delivered this report were appointed by the Company’s Board of Directors on January 27, 2005.

Compensation Philosophy

The Company’s executive compensation programs are based upon the recognition that The Wet Seal, Inc. competes in a creative industry in which it is critical to stay current with rapidly changing trends and styles. Competition is intense for talented executives who can successfully guide a company in this type of competitive environment. Therefore, the Company’s compensation programs are designed to provide total compensation packages that will both attract talented individuals to the Company as well as provide rewards based upon the Company’s long-term success.

With these principles in mind, the Compensation/Option Committee has set forth the following guidelines:

1. Provide base salaries that are competitive in the retail apparel industry to attract and retain talented individuals;

2. Provide annual bonuses that are tied to the Company’s short-term performance to align the interests of the Company’s executives with those of its stockholders; and

3. Provide long-term incentive benefits that will reward long-term commitment to the Company.

Compensation of Executive Officers

Base salaries for executive officers are established with a view to the responsibilities of the position and the experience of the individual. Salary levels are also fixed with reference to comparable companies in retail and related trades. The salaries of key executive officers and the incentive plans in which they participate are reviewed annually by the Compensation/Option Committee in light of the Committee’s assessment of individual performance, contribution to the Company and level of responsibility.

Executive officers are eligible to receive annual cash bonuses with a percentage based on the profitability of the Company and another percentage based on individual performance. The Compensation/Option Committee believes that tying annual cash bonuses to the Company’s profitability aligns the interests of management with stockholders and encourages intensive efforts to attain and increase profitability.

The Company maintains an employee stock bonus plan in which the top executives and other key employees of the Company are eligible to participate. Awards under this plan are calculated by multiplying the Company’s fiscal year-end pretax profit (if any) as a percentage of sales by the employee’s base salary and dividing such amount by the price of the Company’s Class A Common Stock as of the end of the fiscal year. Grants under the stock bonus plan vest over a period of three years.

Restricted stock, performance shares and stock options are granted to executive officers and other key employees whose contributions are considered important to the long-term success of the Company pursuant to the Company’s long-term incentive plans. Restricted stock, performance shares and stock options have historically been granted by the Compensation/Option Committee on a case-by-case basis based upon management’s recommendations and the Committee’s evaluation of an individual’s past contributions and potential future contributions to the Company. In granting restricted stock, performance shares and stock options, the Compensation/Option Committee takes into consideration the anticipated long-term contributions of an individual to the potential growth and success of the Company, as well as the number of options previously granted to the individual.

Compensation of the Chief Executive Officer

On June 30, 2003, Peter D. Whitford was appointed Chief Executive Officer by the Board of Directors. For fiscal year 2004, Mr. Whitford was compensated in accordance with his employment agreement, which is described elsewhere in this Amendment. Mr. Whitford resigned as Chief Executive Officer effective as of November 4, 2004.

Effective November 8, 2004, the Board of Directors appointed Joseph Deckop as interim Chief Executive Officer. For fiscal year 2004, Mr. Deckop was compensated in accordance with his employment agreement, which is described elsewhere in this Amendment. Mr. Deckop’s position as Interim Chief Executive Officer was terminated effective as of February 1, 2005, when Mr. Waller was appointed Chief Executive Officer of the Company.

On December 16, 2004, the Company and Joel N. Waller entered into an Employment Agreement setting forth the terms of Mr. Waller’s employment as President and Chief Executive Officer. Mr. Waller’s Employment Agreement is described elsewhere in this Amendment. Mr. Waller assumed his role as President and Chief Executive Officer effective February 1, 2005.

Limitations on Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), enacted as part of the Revenue Reconciliation Act of 1993, limits the deductibility of compensation paid to certain executive officers of the Company beginning with the Company’s taxable year 1994. To qualify for deductibility under Section 162(m), compensation in excess of $1 million per year paid to the Chief Executive Officer and the four other most highly compensated executive officers at the end of such fiscal year generally must be either (1) paid pursuant to a written binding contract in effect on February 17, 1993 or (2) “performance-based” compensation as determined under Section 162(m). In order to be considered “performance-based” for this purpose, compensation must be paid solely on account of the attainment of one or more pre-established performance goals established by a committee of two or more “outside directors,” pursuant to an arrangement that has been disclosed to and approved by stockholders. Also, in order for an arrangement to give rise to fully deductible “performance-based” compensation, the terms of the arrangement must preclude the exercise of any discretion in the administration of the plan that would have the effect of increasing compensation paid thereunder.

Policy with Respect to Qualifying Compensation Deductibility

The Company’s policy with respect to the deductibility limit of Section 162(m) of the Code generally is to preserve the federal income tax deductibility of compensation paid when it is appropriate and is in the best interest of the Company and its stockholders. However, the Company reserves the right to authorize the payment of non-deductible compensation if it deems that it is appropriate.

Compensation/Option Committee:

Sidney M. Horn

Harold D. Kahn

Kenneth M. Reiss

Henry D. Winterstern

Stock Price Performance Graph

The following graph compares the cumulative stockholder return on the Company’s Class A Common Stock with the return on the Total Return Index for the NASDAQ Stock Market (US) and the NASDAQ Retail Trade Stocks. The graph assumes $100 invested on January 28, 2000 in the stock of The Wet Seal, Inc., the NASDAQ Stock Market (US) and the NASDAQ Retail Trade Stocks. It also assumes that all dividends are reinvested.

Performance Graph for the Class A Common Stock of Wet Seal, Inc.

	January 28 2000*	February 2, 2001*	February 1, 2002*	January 31, 2003*	January 30, 2004*	January 28, 2005*
The Wet Seal, Inc.	$100	$282	$362	$182	$179	$46
NASDAQ Stock Market (US)	$100	$68	$49	$34	$54	$53
NASDAQ Retail Trade Stocks	$100	$77	$92	$75	$109	$131

*	Closest preceding trading date to the beginning of the Company’s fiscal year.

The historical stock performance shown on the graph is not necessarily indicative of future price performance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s Class A Common Stock for (i) each person known to the Company to have beneficial ownership of more than 5% of the Company’s Class A Common Stock; (ii) each of the Company’s directors; (iii) each Named Executive Officer; and (iv) all directors of the Company and the Named Executive Officers as a group. Except for information based upon Schedule 13D or Schedule 13G, as indicated in the footnotes, beneficial ownership is stated as of May 16, 2005

As of May 16, 2005, there were 44,610,579 shares of Class A Common Stock issued and outstanding and no shares of Class B Common Stock were issued and outstanding.

Name and Address of Stockholder	Beneficial Ownership of Shares of Class A Common Stock	Percent of Beneficial Ownership of Shares of Class A Common Stock
Prentice Capital Management, LP (1) 623 Fifth Avenue, 32nd Floor New York, NY 10022	4,567,625	9.99	%(2)

S.A.C. Capital Associates, LLC (3) c/o S.A.C. Capital Advisors, LLC 72 Cummings Point Road Stamford, CT 06902	4,567,625	9.99	%(2)

Smithfield Fiduciary LLC (4) The Cayman Corporate Center, 4th Floor 27 Hospital Road George Town, Grand Cayman Cayman Islands, British West Indies	4,911,793	9.99	%(2)

GMM Capital LLC (5) 950 Third Avenue, Suite 2805 New York, NY 10022	4,900,169	9.99	%(2)

Riverview Group, LLC (6) c/o Millenium Management, L.L.C. 666 Fifth Avenue New York, NY 10103	4,809,159	9.99	%(2)

Martin D. Gruss (7) 667 Madison Avenue New York, NY 10021	3,000,000	6.7%

Trafelet & Company, LLC (8) 900 Third Avenue, 5th Floor New York, NY 10022	2,781,500	6.2%

PAR Investment Partners, L.P. (9) c/o PAR Capital Management, Inc. One International Place, Suite 2401 Boston, MA 02110	2,575,913	5.8%

Name and Address of Stockholder	Beneficial Ownership of Shares of Class A Common Stock	Percent of Beneficial Ownership of Shares of Class A Common Stock
Peter D. Whitford (10)	500,000	1.1%
Joseph Deckop (11)	57,750	*
Douglas C. Felderman (12)	33,335	*
Jennifer Pritchard (13)	62,200	*
Elayne Masterson (14)	60,334	*
Gary White	215,000	*
Allan Haims	42,750	*
Kenneth M. Reiss (15)	300,000	*
Sidney M. Horn (15)	300,000	*
Harold D. Kahn (15)	300,000	*
Alan Siegel (16)	365,751	*
Joel N. Waller (17)	2,400,000	5.4%
Henry D. Winterstern (18)	1,000,000	2.2%
All directors and officers as a group (10) individuals) (19)	5,637,120	12.4%

*	Less than 1%
(1)	As reported in a Schedule 13D dated May 2, 2005 and in a selling securityholder questionnaire provided in connection with our company’s filing of a registration statement on Form S-3, each of Prentice Capital Management, LP, Prentice Management GP, LLC and Michael Zimmerman may be deemed to be the beneficial owner of 4,567,625 shares of Class A Common Stock (including 1,111,000 shares of Class A Common Stock issuable upon exercise of warrants). Prentice Capital GP, LLC, a Delaware limited liability company (“Prentice Capital GP”) has investment and voting power with respect to the securities held by the following entities (collectively, the “Domestic Prentice Funds”): (i) Prentice Capital Partners, LP, a Delaware limited partnership, (ii) Prentice Capital Partners QP, LP, a Delaware limited partnership and (iii) GPC XLIII, LLC, a Delaware limited liability company. Prentice Capital Management, LP, a Delaware limited liability company, (“Prentice Capital Management) has investment and voting power with respect to the securities held by the following entities, (collectively, the “Other Prentice Funds”): (i) Prentice Capital Offshore Ltd., a Cayman Islands company and (ii) S.A.C. Capital Associates, LLC (except in limited circumstances). Mr. Michael Zimmerman controls Prentice Capital Management, Prentice Capital GP and Prentice Management GP. Each of Prentice Capital Management, Prentice Capital GP and Prentice Management GP and Mr. Zimmerman disclaim beneficial ownership of any of these securities. Mr. Charles Phillips is a principal officer of Prentice Capital Management and Prentice Capital GP and does not have any investment or voting power with respect to the securities held by the Domestic Prentice Funds or the Other Prentice Funds. Each of the Domestic Prentice Funds, Other Prentice Funds and Mr. Phillips disclaim beneficial ownership of any of these securities not held by such Domestic Prentice Fund, Other Prentice Fund or Mr. Phillips.
(2)	Each Reporting Person, as holders of convertible notes, warrants and preferred stock is prohibited from converting or exercising any of such securities if as a result it would beneficially own (as that term is defined in Rule 13d-3 of the Exchange Act) more than 9.99% of our outstanding Class A Common Stock pursuant to an ownership limitation set forth in the document evidencing the respective securities.
(3)

As reported in an Amendment No. 6 to a Schedule 13D dated May 3, 2005 and in a selling securityholder questionnaire provided in connection with our company’s filing of a registration statement on Form S-3, each of S.A.C. Capital Advisors, LLC (“SAC Capital Advisors”), S.A.C. Capital Management, LLC (“SAC Capital Management”), S.A.C. Capital Associates, LLC (“SAC Capital Associates”, together with SAC Capital Advisors and SAC Capital Management, the “SAC Entities”) and Steven A. Cohen may be deemed to be the beneficial owner of 4,567,625 shares of Class A Common Stock (including 1,111,000 shares of Class A Common Stock issuable upon exercise of warrants) held for the account of SAC Capital Associates, a private investment limited liability company. Prentice Capital Management has, except in limited circumstances, investment and voting control over the securities of our company held by SAC Capital

Associates. In limited circumstances, in accordance with investment agreements, each of S.A.C. Capital Advisors, a Delaware limited liability company and S.A.C. Capital Management, a Delaware limited liability company would have investment and voting power with respect to the securities of our company held by S.A.C. Capital Associates, LLC. Mr. Steven A. Cohen controls both SAC Capital Advisors and SAC Capital Management. Each of SAC Capital Associates, SAC Capital Advisors, SAC Capital Management and Mr. Cohen disclaim beneficial ownership of any of these securities.

(4)	As reported in a Schedule 13G dated January 14, 2005 and in a selling securityholder questionnaire provided in connection with our company’s filing of a registration statement on Form S-3, each of Highbridge International LLC, Highbridge Capital Corporation, Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca may be deemed to be the beneficial owner of 4,911,793 shares of Class A Common Stock. Subject to the ownership limitation described in Note 2, each Reporting Person may be deemed the beneficial owner of (i) 1,889,242 shares of Class A Common Stock issuable to Smithfield Fiduciary LLC upon the exercise of certain warrants, (ii) 3,947,415 shares of Class A Common Stock issuable to Smithfield Fiduciary upon the conversion of certain secured convertible notes, (iii) 867,000 shares of Class A Common Stock issuable to Smithfield Fiduciary upon the conversion of preferred stock and (iv) 355,267 shares of Class A Common Stock issued to Smithfield Fiduciary upon the conversion of warrants. Highbridge Capital Management, LLC (“Highbridge”), is the trading manager of Smithfield Fiduciary LLC (“Smithfield”) and consequently has voting control and investment discretion over the shares of Class A common stock held by Smithfield. Glenn Dubin and Henry Swieca control Highbridge. Each of Highbridge and Messrs. Dubin and Swieca disclaims beneficial ownership of the shares of Class A common stock held by Smithfield.
(5)	As reported in a Schedule 13D dated January 14, 2005 and in a selling securityholder questionnaire provided in connection with our company’s filing of a registration statement on Form S-3, each of GMM Capital LLC, a Delaware limited liability company and GMM Trust, a trust formed under the law of the State of New Jersey, may be deemed to be the beneficial owner of 4,900,169 shares of Class A Common Stock. This amount includes (i) 4,440,169 shares of Class A Common Stock issuable to GMM Capital LLC upon the conversion of certain convertible notes and preferred stock and the exercise of certain warrants, (ii) 420,000 shares of Class A Common Stock issued to GMM Capital LLC upon the exercise of certain warrants and (iii) 40,000 shares of Class A Common Stock held by GMM Capital. GMM Trust is the sole member of GMM Capital.
(6)	As reported in a Schedule 13G dated January 14, 2005 and in a selling securityholder questionnaire provided in connection with our company’s filing of a registration statement on Form S-3, each of Millenco, LP, Millennium Holding Group, L.P., Millennium Management, L.L.C. and Israel A. Englander may be deemed to be the beneficial owner of 4,809,159 shares of Class A Common Stock. Subject to the ownership limitation described in Note 2, each Reporting Person may be deemed to be the beneficial owner of (i) 1,488,986 shares of Class A Common Stock issuable to Riverview Group, LLC, a Delaware limited liability company (“Riverview”) upon the exercise of certain warrants, (ii) 3,111,111 shares of Class A Common Stock issuable to Riverview upon the conversion of certain secured convertible notes, (iii) 683,333 shares of Class A Common Stock issuable upon the conversion of preferred stock; (iv) 280,000 shares of Class A Common Stock issued upon the conversion of certain warrants and (v) 1,150,300 shares of Class A Common Stock held outright by Millenco, LP, a Delaware limited partnership (“Millenco”). The managing member of Riverview is Millennium Holding Group, L.P., a Delaware limited partnership (“Millennium Holdings”). Millennium Management, L.L.C., a Delaware limited liability company (“Millennium Management”), is the general partner of Millennium Holdings and consequently may be deemed to have voting control and investment discretion over securities owned by Millennium Holdings and by Riverview. Israel A. Englander (“Mr. Englander”) is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. The foregoing should not be construed in and of itself as an admission by any of Millennium Holdings, Millennium Management or Mr. Englander as to beneficial ownership of the shares owned by Riverview. Millennium Partners, L.P., a Cayman Islands exempted limited partnership (“Millennium Partners”), is a limited partner of Millennium Holdings. As a limited partner, Millennium Partners has no investment or voting control over Millennium Holdings or its securities positions.

(7)	As reported in a Schedule 13G dated November 11, 2004, each of Martin D. Gruss, Trust FBO Martin D. Gruss, Gruss & Co., Inc. and Gruss Asset Management, L.P. (“Gruss LP”) may be deemed to be the beneficial owner of 3,000,000 shares of Class A Common Stock. This amount includes (i) 1,500,000 shares directly held by Gruss Global Investor Master Fund, Ltd. (“GGI”) and (ii) 1,500,000 shares directly held by Gruss Assets Management II, L.P. (“Gruss II, LP”). Gruss LP, a Delaware limited partnership serves as the investment manager to, and has investment discretion over the securities held by, GGI, a Cayman Islands exempted company with respect to common stock directly held by GGI. Gruss LP also serves as the general partner of Gruss II, LP, a Delaware limited partnership which serves as the investment manager to and has investment discretion over the securities held by, Gruss Distressed Opportunity Master Fund, Ltd., a Cayman Islands exempted company (“GDO”). Gruss & Co., Inc., a New York corporation serves as the general partner to Gruss LP with respect to the common stock directly owned by GGI and GDO. Trust FBO Martin D. Gruss, dated April 25, 1988, a Florida trust is the sole shareholder of Gruss & Co., Inc., with respect to the common stock directly owned by GGI and GDO. Martin D. Gruss serves as the trustee of the Trust FBO Martin D. Gruss with respect to the common stock directly owned by GGI and GDO.
(8)	As reported in a Schedule 13D dated March 7, 2005, each of Remy W. Trafelet and Trafelet & Company, LLC may be deemed to be the beneficial owner of 2,781,500 shares of Class A Common Stock. Remy W. Trafelet is the Managing Member of Trafelet & Company, LLC.
(9)	As reported in a Schedule 13G dated February 2, 2005, each of PAR Investment Partners, L.P., PAR Group, L.P. and PAR Capital Management, Inc. may be deemed to be the beneficial owner of 2,575,913 shares of Class A Common Stock. PAR Group, L.P. is the general partner of PAR Investment Partners, L.P. and PAR Capital Management, Inc. is the general partner of PAR Group, L.P.
(10)	Consists of 500,000 shares of Class A Common Stock issuable upon the exercise of options pursuant to the Company’s 1996 Long Term Incentive Plan within 60 days of May 16, 2005.
(11)	Consists of (i) 42,750 shares of Class A Common Stock and (ii) 15,000 shares of Class A Common Stock issuable upon the exercise of options pursuant to the Company’s 1996 Long Term Incentive Plan within 60 days of May 16, 2005.
(12)	Includes (i) 23,334 shares of Class A Common Stock issuable upon the exercise of options pursuant to the Company’s 1996 Long Term Incentive Plan within 60 days of May 16, 2005 and (ii) 3,333 shares of restricted stock that vest within 60 days of May 16, 2005.
(13)	Includes (i) 54,200 shares of Class A Common Stock issuable upon the exercise of options pursuant to the Company’s 1996 Long Term Incentive Plan within 60 days of May 16, 2005 and (ii) 4,000 shares of restricted stock that vest within 60 days of May 16, 2005.
(14)	Includes (i) 28,667 shares of Class A Common Stock issuable upon the exercise of options pursuant to the Company’s 1996 Long Term Incentive Plan within 60 days of May 16, 2005 and (ii) 3,333 shares of restricted stock that vest within 60 days of May 16, 2005.
(15)	Consists of 300,000 restricted shares of Class A Common Stock which are subject to vesting restrictions but have voting rights.
(16)	Consists of (i) 65,751 shares of Class A Common Stock issuable upon the exercise of options pursuant to the Company’s 1996 Long Term Incentive Plan within 60 days of May 16, 2005 and (ii) 300,000 restricted shares of Class A Common Stock which are subject to vesting restrictions but have voting rights.
(17)	Consists of 2,400,000 performance shares of Class A Common Stock which are subject to vesting restrictions but have voting rights.
(18)	Includes 750,000 restricted shares of Class A Common Stock which are subject to vesting restrictions but have voting rights.
(19)	Includes (i) 686,962 shares of Class A Common Stock issuable upon the exercise of options within 60 days of May 16, 2005, (ii) 2,400,000 performance shares of Class A Common Stock which are subject to vesting restrictions but have voting rights, (iii) 1,950,000 restricted shares of Class A Common Stock which are subject to vesting restrictions but have voting rights and (iv) 10,666 shares of restricted stock that vest within 60 days of May 16, 2005.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for fiscal years 2004 and 2003, and fees billed for other services rendered by Deloitte & Touche LLP during those periods. All of the services for which fees are listed below were pre-approved by the Audit Committee.

	Fiscal Year
	2004	2003
Audit Fees (1)	$1,130,000	$225,800
Audit-Related Fees (2)	11,000	9,900
Tax Fees (3)	189,200	81,000
Total Fees	$1,330,200	$316,700

(1)	Audit fees are fees billed for professional services rendered for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and audit of the annual management assessment of the effectiveness of internal controls over financial reporting in 2004 (as required by Section 404 of the Sarbanes-Oxley Act of 2002). The increase in audit fees in fiscal year 2004 is primarily due to the audit of internal controls over financial reporting as an increase in the Company’s core audit fees.
(2)	Audit-related fees are fees for the audit of the annual financial statements for the Retirement Savings Plan for both fiscal years 2004 and 2003. These fees also included the review and actuarial calculation for the Supplemental Employee Retirement Plan for the fiscal year 2003.
(3)	Tax fees for fiscal year 2004 are fees for professional services rendered for preparation of federal and state corporate income tax returns, preparation of the Puerto Rico corporate income tax return and miscellaneous tax advice and tax planning related to federal and state income tax issues. The services for fiscal year 2003 included the review of state corporate income tax returns, preparation of the Puerto Rico corporate income tax return and miscellaneous tax advice and tax planning related to federal and state income tax issues.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with the policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditors for the following year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

Audit services are services rendered by the independent auditor for the audit of financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements. In addition, the independent auditor engages in a review of the effectiveness of the Company’s internal controls over financial reporting.

Audit-related services are for assurance and related services performed by the independent auditor that are reasonably related to the performance of the audit or review of the financial statements, including the audit of the annual financial statements for the Company’s Retirement Savings Plan and the review and actuarial calculation for the Company’s Supplemental Employee Retirement Plan.

Tax services include all services performed by the independent auditor for tax compliance, tax planning, and tax advice, including professional services rendered for preparation and review of the federal and state corporate income tax returns, preparation of the Puerto Rico corporate income tax return and miscellaneous tax advice and tax planning related to federal and state income tax issues.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditors and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditors.

Item 15.    Exhibits and Financial Statement Schedules.

Exhibits

The following exhibits are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC.

(Registrant)

By:	/s/ JOEL N. WALLER
Joel N. Waller President and Chief Executive Officer

By:	/s/ DOUGLAS C. FELDERMAN
Douglas C. Felderman Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002