Form 10-Q
period 2005-04-30
WET SEAL INC
filed 2005-06-14
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18632

THE WET SEAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0415940
(State of Incorporation)	(I.R.S. Employer Identification No.)

26972 Burbank, Foothill Ranch, CA	92610
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Class A Common Stock, par value $.10 per share, at June 10, 2005 was 44,630,141. There were no shares outstanding of the Registrant’s Class B Common Stock, par value $.10 per share at June 10, 2005.

THE WET SEAL, INC.

FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 30, 2005	January 29, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,363	$71,702
Income tax receivable	419	547
Other receivables	457	2,978
Merchandise inventories	32,665	18,372
Prepaid expenses and other current assets	6,053	3,918

Total current assets	85,957	97,517

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	87,480	85,873
Furniture, fixtures and equipment	53,811	52,848
Leasehold rights	778	778

	142,069	139,499
Less accumulated depreciation	(88,403)	(85,508)

Net equipment and leasehold improvements	53,666	53,991
OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $1,287 and $1,025, at April 30, 2005 and January 29, 2005, respectively	4,995	4,836
Other assets	1,605	1,595
Goodwill	5,984	5,984

Total other assets	12,584	12,415

TOTAL ASSETS	$152,207	$163,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - merchandise	$10,791	$10,435
Accounts payable – other	7,350	9,941
Accrued liabilities	37,451	39,557
Bridge loan payable, including capitalized interest of $1,671 and $577, at April 30, 2005 and January 29, 2005, respectively	11,671	10,577

Total current liabilities	67,263	70,510

LONG-TERM LIABILITIES:
Long-term debt	8,000	8,000
Convertible notes, including capitalized interest of $616 and $87 at April 30, 2005 and January 29, 2005, respectively, and net of unamortized discount of $44,956 and $44,276, at April 30, 2005 and January 29, 2005, respectively	11,660	11,811
Deferred rent	30,097	31,124
Other long-term liabilities	3,624	2,873

Total long-term liabilities	53,381	53,808

Total liabilities	120,644	124,318

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, authorized, 2,000,000 shares; none issued and outstanding	—	—
Common Stock, Class A, $.10 par value, authorized 150,000,000 shares; 41,250,582 and 38,188,233 shares issued and outstanding at April 30, 2005 and January 29, 2005, respectively	4,125	3,819
Common Stock, Class B convertible, $.10 par value, authorized 10,000,000 shares; none and 423,599 shares issued and outstanding at April 30, 2005 and January 29, 2005, respectively	—	42
Paid-in capital	135,146	134,902
(Accumulated deficit)	(107,708)	(99,158)

Total stockholders’ equity	31,563	39,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,207	$163,923

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13-Week Period Ended
	April 30, 2005	May 1, 2004 (as restated, see Note 2)
Net sales	$103,824	$99,877
Cost of sales	71,271	85,640

Gross margin	32,553	14,237
Selling, general and administrative expenses	34,184	39,075
Store closure costs	5,152	—

Operating loss	(6,783)	(24,838)
Interest (expense) income, net	(1,767)	246

Loss before benefit for income taxes	(8,550)	(24,592)
Benefit for income taxes	—	(8,787)

Net loss from continuing operations	(8,550)	(15,805)
Loss from discontinued operations, net of income taxes	—	(4,167)

Net loss	$(8,550)	$(19,972)

Net loss per share, basic:
Continuing operations	$(0.23)	$(0.52)
Discontinued operations	$—	$(0.14)

Net loss	$(0.23)	$(0.66)

Net loss per share, diluted:
Continuing operations	$(0.23)	$(0.52)
Discontinued operations	$—	$(0.14)

Net loss	$(0.23)	$(0.66)

Weighted average shares outstanding, basic	36,672,903	30,118,007

Weighted average shares outstanding, diluted	36,672,903	30,118,007

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	13-Week Period Ended
	April 30, 2005	May 1, 2004 (as restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,550)	$(19,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations, net of tax	—	4,167
Depreciation	2,726	6,678
Amortization of discount on secured convertible notes	20	—
Amortization of deferred financing costs	262	—
Loss on disposal of equipment and leasehold improvements	—	353
Deferred tax, net	—	(11,128)
Capitalized interest added to principal	1,623	—
Stock compensation	510	195
Changes in operating assets and liabilities:
Income tax receivable	128	10,572
Other receivables	2,521	(205)
Merchandise inventories	(14,293)	(12,973)
Prepaid expenses and other current assets	(2,399)	(244)
Other non-current assets	(169)	(11)
Accounts payable and accrued liabilities	(4,341)	11,529
Income taxes payable	—	(210)
Deferred rent	(1,027)	(812)
Other long-term liabilities	51	1,663

Net cash used in operating activities of continuing operations	(22,938)	(10,398)
Net cash provided by discontinued operations	—	1,061

Net cash used in operating activities	(22,938)	(9,337)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in equipment and leasehold improvements	(2,401)	(4,435)
Proceeds from sale of marketable securities	—	13,725

Net cash (used in) provided by investing activities	(2,401)	9,290

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of stock options	—	188

Net cash provided by financing activities	—	188

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,339)	141
CASH AND CASH EQUIVALENTS, beginning of year	71,702	13,526

CASH AND CASH EQUIVALENTS, end of year	$46,363	$13,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$641	$31
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Conversion of 423,599 and 4,079,234 Class B common shares to Class A during the 13-week periods ended April 30, 2005 and May 1, 2004, respectively	$42	$408

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2005 and May 1, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements

Basis of Presentation

The information set forth in these condensed consolidated financial statements is unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 13 weeks ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the Company) for the year ended January 29, 2005.

Significant Accounting Policies

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

Markdowns for clearance activity are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, fashion trends and age of the merchandise. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis for the 13-week periods ended April 30, 2005 and May 1, 2004, were $8.8 million and $13.1 million respectively, and represented 8.6% and 13.2% of sales, respectively.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally based on the discounted future cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during the 13 weeks ended April 30, 2005 and May 1, 2004.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2005 and May 1, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

Revenue Recognition

Sales are recognized upon purchase by customers at the Company’s retail store locations. For online sales, revenue is recognized at the estimated time goods are received by customers. Shipping and handling fees billed to customers for on-line sales are included in net sales. Customers typically receive goods within 5 to 7 days of being shipped. The Company has recorded reserves to estimate sales returns by customers based on historical sales return results. A customer may return regular or promotionally priced merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the reserves established. As the reserve for merchandise returns is based on estimates the actual returns could differ from the reserve, which could impact sales. For the 13 weeks ended April 30, 2005 and May 1, 2004, shipping and handling fees were $0.1 million and $0.1 million, respectively.

The Company recognizes the sales from gift cards and gift certificates and the issuance of store credits as they are redeemed. The unearned revenue for gift card, certificates and store credits are recorded in accrued liabilities on the consolidated condensed balance sheets and was $6.1 million and $6.8 million at April 30, 2005 and January 29, 2005, respectively.

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

The Company, through its Arden B. division, introduced a customer loyalty program in August of 2004. Under the program, customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point threshold, they earn awards that may be redeemed at any time for merchandise. Anticipated merchandise redemptions are accrued and expensed as points are earned by the customer, adjusted for expected redemption. The related expense is recorded as a reduction of sales.

Advertising Costs

Costs for advertising related to operations, consisting of magazine ads, in-store signage and promotions are expensed as incurred. Total advertising expenses related primarily to retail operations for the quarter ended April 30, 2005 and May 1, 2004 were $1.0 million and $1.6 million, respectively.

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for its workers’ compensation and employee related health care programs, a portion of which is paid by its employees. Under the workers’ compensation insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $5.0 million. Under the Company’s group health plan, the Company is liable for a deductible of $150,000 for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to the number of participants in the plan each month. For both of the insurance plans, the Company records a liability for the costs associated with reported claims and a projected estimate for unreported claims based on historical experience and industry standards. The Company adjusts these liabilities based on historical claims experience, demographic factors, severity factors and other actuarial assumptions. A significant change in the number or dollar amount of claims could cause the Company to revise its estimate of potential losses and affect its reported results.

Stock Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”. Accordingly, no compensation expense has been recognized in the condensed consolidated financial statements for employee stock options.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2005 and May 1, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing and other binomial models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options and other instruments without vesting restrictions, which significantly differ from the Company’s stock-option and stock awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company’s calculations were made using the Black-Scholes option-pricing model for stock options and other plans with fixed terms with the following weighted average assumptions for the 13 weeks ended:

	April 30, 2005	May 1, 2004
Dividend Yield	0.00%	0.00%
Expected Volatility	82.40%	68.24%
Risk-Free Interest Rate	3.90%	3.63%
Expected Life of Stock Option (in months)	60	60

For the 13 weeks ended April 30, 2005, the Company granted stock with variable vesting, subject to certain stock price performance targets, to two of its key executives. The Company’s calculation for determining fair value for these stock grants was made using both the Black Scholes option pricing model and Monte-Carlo simulation. The Company used the following weighted average assumptions:

	April 30, 2005	May 1, 2004
Dividend Yield	0.00%	—
Expected Volatility	80.00%	—
Risk-Free Interest Rate	3.50%	—
Expected Life of Stock Grant (in months)	36	—

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2005 and May 1, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

The Company’s calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Net loss
(in thousands):

As reported	$(8,550)	$(19,972)
Add:
Stock-based compensation included in reported net loss from continuing operations, net of related tax effects	510	512
Deduct:
Stock-based compensation expense determined under fair value based method, net of related tax effects	(1,982)	(942)

Pro forma net loss	$(10,022)	$(20,796)

Pro forma net loss per share, basic:
As reported	$(0.23)	$(0.66)
Pro forma	$(0.27)	$(0.69)

Pro forma net per share, diluted:
As reported	$(0.23)	$(0.66)
Pro forma	$(0.27)	$(0.69)

On January 10, 2005, the Company established the 2005 Stock Incentive Plan to attract and retain directors, officers, employees and consultants. The Company has reserved 10.0 million shares of Class A common stock for issuance under this incentive plan. As of June 10, 2005, 4.8 million shares of restricted Class A common stock had been granted to Joel N. Waller, the Chief Executive Officer, the Executive Vice President of Wet Seal and the non-employee directors. In the near term we anticipate granting additional restricted shares in connection with the hiring or appointment of individuals, as well as company management. As a result of the granting of restricted shares, the Company will incur non-cash compensation charges to our earnings over the vesting periods or when the restrictions lapse. As a result, the shares to be issued under the 2005 Stock Incentive Plan will have a significant adverse effect on the results of operation and on earnings per share.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2005 and May 1, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs”, an Amendment of ARB No. 43, Chapter 4 “Inventory Pricing”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 is effective for the reporting period beginning December 1, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s consolidated financial statements.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) (“SFAS 123 (R)”), “Share-Based Payment”. SFAS 123 (R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts. Prior periods presented are not required to be restated. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and the impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”. SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will be adopting this pronouncement beginning with its fiscal year 2006.

NOTE 2: Restatement of Financial Statements

Accounting for Leases

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In light of this letter, the Company re-evaluated their lease accounting practices and has determined that certain of its lease accounting methods were not in accordance with GAAP, as described below.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2005 and May 1, 2004 (as restated)

(Unaudited)

NOTE 2: Restatement of Financial Statements (continued)

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

Classification of Shipping and Handling Fees

The Company has also determined that shipping and handling fees billed to customers for web-based sales should be recorded in net sales. Previously, such fees had been classified as a reduction to selling, general and administrative expenses. The Company recorded such fees in net sales for the 13 weeks ended April 30, 2005 and reclassified these fees from selling, general and administrative expenses for the 13 weeks ended May 1, 2004.

Disclosure of cash flows pertaining to Discontinued Operations

The Company has determined that the presentation of net cash flows from discontinued operations in the consolidated statements of cash flows should be presented in the appropriate cash flow categories rather than shown as a separate component of net cash flows as was previously reported. Accordingly, the Company has reclassified net cash used in discontinued operations of $1.1 million for the 13 weeks ended May 1, 2004 to the appropriate cash flow categories for such period.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2005 and May 1, 2004 (as restated)

(Unaudited)

NOTE 2: Restatement of Financial Statements (continued)

As a result of the above, the Company has restated the accompanying condensed consolidated financial statements for the 13 weeks ended May 1, 2004 from amounts previously reported as follows (in thousands, except per share data):

	Condensed Consolidated Statements of Operations
	As previously reported	Adjustments	As restated
13 Weeks Ended May 1, 2004
Net sales	$99,807	$70	$99,877
Cost of sales	85,778	(138)	85,640
Gross margin	14,029	208	14,237
Selling, general and administrative expenses	39,005	70	39,075
Operating loss	(24,976)	138	(24,838)
Loss before benefit for income taxes	(24,730)	138	(24,592)
Benefit for income taxes	(8,841)	54	(8,787)
Net loss from continuing operations	(15,889)	84	(15,805)
Loss from discontinued operations, net of income taxes	(4,420)	253	(4,167)
Net loss	$(20,309)	$337	$(19,972)

Net loss per share, basic:
Continuing operations	$(0.53)	$0.01	$(0.52)
Discontinued operations	$(0.15)	$0.01	$(0.14)

Net loss per share, diluted:
Continuing operations	$(0.53)	$0.01	$(0.52)
Discontinued operations	$(0.15)	$0.01	$(0.14)

	Condensed Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
13 Weeks Ended May 1, 2004
Net cash used in operating activities of continuing operations	$—	$(10,398)	$(10,398)
Net cash provided by operating activities of discontinued operations	—	1,061	1,061
Net cash used in operating activities	(10,789)	1,452	(9,337)
Net cash (used in) provided by investing activities	9,681	(391)	9,290

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2005 and May 1, 2004 (as restated)

(Unaudited)

NOTE 3: Store Closures

On December 28, 2004, the Company announced that it would close approximately 150 of its underperforming Wet Seal stores as part of a plan to return the Company to profitability. To assist with the closing of these stores, the Company entered into an Agency Agreement with Hilco Merchant Resources, LLC (“Hilco”) pursuant to which Hilco would liquidate closing store inventories by means of promotional, store closing or similar sales. Under the terms of this arrangement with Hilco, the Company was to receive cash proceeds from the liquidating stores of not less than 22.9% of the initial retail value of the merchandise inventory in the closing stores. The Company received $5.3 million in cash proceeds representing 31.2% of the initial retail value of the inventory from liquidating stores. Additionally, the Company also entered into a consulting and advisory services agreement with Hilco Real Estate, LLC (“Hilco Advisors”) for the purpose of selling, terminating or otherwise mitigating lease obligations related to the closing stores. The Company completed its inventory liquidation sales and store closures in March 2005 and ultimately closed a total of 153 stores. For the 13 weeks ended April 30, 2005, the Company recognized $5.2 million in store closure costs associated with the closure of the remaining Wet Seal stores during the quarter. The store closure costs consisted of $4.9 million for estimated lease termination costs and related expenses, $0.6 million for liquidation fees and expenses and a $0.3 million benefit related to the write-off of deferred rent.

The following summarizes the store closure reserve activity for the 13 weeks ended April 30, 2005:

(in thousands)	January 29, 2005	Accruals	Payments/ Adjustments	April 30, 2005
Store closure reserve	$12,036	$4,890	$(7,976)	$8,950

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

The operating results of the discontinued Zutopia division included in the accompanying condensed consolidated statements of operations were as follows:

(in thousands)	April 30, 2005	May 1, 2004
Net sales	$—	$2,364

Loss from discontinued operations	—	$(6,528)
Income tax benefit	—	2,361

Net loss from discontinued operations	$—	$(4,167)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2005 and May 1, 2004 (as restated)

(Unaudited)

NOTE 5: Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes

The Company maintains a $50.0 million senior revolving credit facility (the “Facility”) with a $50.0 million sub-limit for letters of credit with Fleet Retail Group, Inc. (the “Lender”) which matures May 26, 2007. Under the terms of the Facility, the Company and the subsidiary borrowers are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants restricting their ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of their assets, subject to certain exceptions, or without the Lender’s consent. The ability of the Company and its subsidiary borrowers to borrow and request the issuance of letters of credit is also subject to the requirement that the Company and its subsidiary borrowers maintain an excess of the borrowing base over the outstanding credit extensions of not less than the greater of 15% of such borrowing base or $7.5 million. The interest rate on the revolving line-of-credit under the Facility is the prime rate or, if elected, LIBOR plus a margin ranging from 1.25% to 2.00%. The applicable LIBOR margin is based on the level of “Excess Availability” as defined under the Facility at the time of election.

The Facility accommodates an $8.0 million junior secured term loan. The term loan under the Facility is junior in payment to the $50.0 million senior revolving line-of-credit. The term loan bears interest at prime plus 7.0% and matures on May 27, 2007. Monthly payments of interest are payable through the maturity date, and the principal payment of $8.0 million is due on the maturity date. The average interest rate for the 13 weeks ended April 30, 2005 was 12.5%.

Borrowings under the Facility are secured by all presently owned and hereafter acquired assets of the Company and its wholly-owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility. The obligations of the Company and the subsidiary borrowers under the Facility are guaranteed by another wholly owned subsidiary of the Company, Wet Seal GC, Inc.

On May 3, 2005, the Company and the subsidiary borrowers (the “Borrowers”) amended The Facility agreement which, among other things, lowered the Borrowers’ excess borrowing base requirements as defined under The Facility agreement. Under the terms of the amendment, the Borrowers are required to maintain an excess of the borrowing base over the outstanding credit extensions of no greater than the lesser of 15% of such borrowing base or $5.0 million.

At April 30, 2005, the amount outstanding under the Facility consisted of the $8.0 million junior secured term loan as well as $10.3 million in open documentary letters of credit related to merchandise purchases and $16.0 million in outstanding standby letters of credit, which included $12.6 million for inventory purchases. At April 30, 2005, the Company had $23.7 million available for cash advances and/or for the issuance of additional letters of credit.

On November 9, 2004, the Company entered into a Securities Purchase Agreement (the “Financing”) with certain investors (the “Investors”) to issue and sell its new Secured Convertible Notes (the “Notes”), and two series of Additional Investment Right Warrants (“AIRs”) all of which were convertible into Class A Common Stock of the Company and multiple tranches of warrants to purchase up to 13.6 million shares of Class A Common Stock of the Company. Also on November 9, 2004, the Company entered into an agreement with the Investors and its lenders under the Facility whereby a secured term loan of $10.0 million was made to the Company as a bridge financing facility (the “Bridge Financing”). The Bridge Financing was to be used for working capital purposes prior to the closing of the Financing. Originally, the proceeds of the Bridge Financing were to be applied at the closing of the Financing as partial payment of the aggregate purchase price for the Notes and Warrants. On December 13, 2004, the Company amended the Financing agreements to increase the aggregate amount of Notes to be issued from $40.0 million to $56.0 million and to relieve the Company of its obligation to issue the AIRs. As consideration for entering into the amendments, the participating Investors were granted an additional 1.3 million Series A Warrant Shares.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2005 and May 1, 2004 (as restated)

(Unaudited)

NOTE 5: Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes (continued)

On January 10, 2005 the Company received approval from its stockholders for the Financing and on January 14, 2005, the Company issued $56.0 million in aggregate principal amount of its Notes due January 14, 2012 to the Investors. The Notes have an initial conversion price of $1.50 per share of the Company’s Class A common stock (subject to anti-dilution adjustments) and bear interest at an annual rate of 3.76% (interest may be paid in cash or capitalized at the Company’s discretion) and are immediately exercisable into Class A common stock. The initial conversion price assigned to the Notes was lower than the fair market value of the stock on the commitment date, creating a beneficial conversion feature. On January 14, 2005, the Company also issued the Series B Warrants, Series C Warrants and Series D Warrants (collectively with the Series A Warrants, the “Warrants”) to acquire initially up to 3.4 million, 4.5 million and 4.7 million shares of the Company’s Class A common stock, respectively. The warrants have strike prices that range from $1.75 to $2.50. Each Investor is prohibited from converting any of the secured convertible notes or exercising any warrants if as a result it would own beneficially at any time more than 9.99% of the outstanding Class A Common Stock of the Company.

In accordance with the accounting guidelines established in Emerging Issues Task Force (EITF) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the fair value of the Warrants issued and the beneficial conversion feature of the Notes. Fair value was first determined for the Warrants using the Black-Scholes option pricing model. The Warrants were allocated a value of $14.4 million and reduced the face value of the Notes and increased additional paid in capital, using a method which approximates the relative fair value method. Based on the reduced value of the Notes and their conversion into 37,333,333 shares of Class A common stock, the effective conversion price was determined and compared to the market price of Class A Common Stock on the commitment date (January 11, 2005), the difference representing the beneficial conversion feature on a per share basis. The face value of the Notes was further reduced by $30.1 million, the value allocated to the beneficial conversion feature and paid in capital was increased.

Additionally, the Notes contain an embedded derivative, which upon the occurrence of a change of control as defined, allows each note holder the option to require the Company to redeem all or a portion of the Notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of the Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. The Company accounts for its derivative on the condensed consolidated balance sheet as a liability at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company determines the fair value of the derivative instrument each period using both the Black-Scholes model and Monte-Carlo simulation model. Such models are complex and require significant judgments and estimates in the estimation of fair values in the absence of quoted market prices. The face value of the Notes was reduced by $0.7 million to record this liability. Changes in the fair market value of the derivative liability are recognized in earnings. During the 13-week period ended April 30, 2005, there was no change in the fair value of the derivative liability, and accordingly, no net gain or loss was recognized in earnings during such period.

The resulting discount to the Notes is amortized under the interest method over the life of the Notes, or 7 years, and charged to interest expense. The Notes have a yield to maturity of 26.5%. For the 13 weeks ended April 30, 2005, the Company recognized $20,000 in interest expense related to the discount amortization. As of April 30, 2005, the net amount of the Notes was $12.4 million, including accrued interest.

On January 14, 2005, the Company also amended the terms of its Bridge Financing with the Investors and the lenders under the Credit Facility to extend the maturity of the Bridge Financing. Pursuant to the terms of the amendments, the initial maturity of the Bridge Financing was extended to March 31, 2005, which since then has been extended and shall be further extended on a month to month basis, subject to the right of the administrative agent under the loan documents to terminate it on 10 days’ notice, with the final maturity to occur no later than March 31, 2009. The annual base interest rate for the bridge loan is 25.0%, but will increase to 30.0% effective August 1, 2005 if the bridge loan remains outstanding. Interest may be paid in cash or capitalized at the Company’s discretion.

Beginning February 1, 2005, the Company became obligated to pay the lenders under the Bridge Facility supplemental interest payments on the outstanding principal amount of the Bridge Financing (including capitalized interest). These payments were required to be made at the beginning of each month during which the Bridge Financing has been extended. The supplemental interest payment rate was 1.45% for the month of February 2005, 0.70% for the month of March 2005, and 1.5% thereafter. The supplemental interest payments may also be paid in cash or capitalized at its discretion.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2005 and May 1, 2004 (as restated)

(Unaudited)

NOTE 5: Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes (continued)

On May 3, 2005, the Company repaid the amounts owed under the Bridge Financing, including capitalized interest (see Note 6).

The Facility ranks senior in right of payment to the Notes. At April 30, 2005, the Company was in compliance with all covenant requirements related to the Facility, Bridge Financing and the Notes.

NOTE 6: May 2005 Private Placement

On April 29, 2005, the Company announced the signing of a Securities Purchase Agreement with several investors that participated in the Company’s January 2005 financing. On May 3, 2005 the Company completed this financing and received approximately $18.9 million in net proceeds (after the retirement of the Bridge Financing) before transaction costs. At the closing, the Company issued to the investors 24,600 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $24.6 million. The Preferred Stock will be convertible into 8.2 million shares of the Class A common stock, reflecting an initial $3.00 per share conversion price. The Preferred Stock will not be entitled to any special dividend payments or mandatory redemption or voting rights. The Preferred Stock will have customary weighted-average anti-dilution protection for future stock issuances below the applicable per share conversion price.

Pursuant to the Securities Purchase Agreement, the investors agreed to exercise all of their outstanding Series A Warrants and a pro rata portion of the outstanding Series B Warrants that were issued in the January 2005 Private Placement. The Company issued approximately 3.4 million shares of Class A common stock related to the exercise of the Warrants at an aggregate exercise price of approximately $6.4 million.

The Company also issued new warrants to purchase up to 7.5 million shares of Class A Common Stock. The new warrants are exercisable beginning six months following the closing date and expire on the fifth anniversary of the date upon which they became initially exercisable. The new warrants have an initial exercise price of $3.68, reflecting the closing bid price of the Common Stock on the business day immediately before the signing of the Securities Purchase Agreement. The new warrants have anti-dilution protection for stock splits, stock dividends, distributions and similar transactions.

The Company used approximately $12.0 million of the proceeds from the financing to retire the outstanding Bridge Financing, which was provided by certain participants of the January 2005 Private Placement. The remainder of the proceeds, approximately $18.9 million, will be used for general working capital purposes and costs of this transaction totaling approximately $1.5 million.

NOTE 7: Net Income Per Share

A reconciliation of the numerators and denominators used in basic and diluted net loss per share is as follows (in thousands, except for share data):

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Net loss from continuing operations	$(8,550)	$(15,805)

Weighted-average number of common shares:

Basic	36,672,903	30,118,007
Effect of dilutive securities	—	—

Diluted	36,672,903	30,118,007

Net loss from continuing operations per share:

Basic	$(0.23)	$(0.52)
Effect of dilutive securities	—	—

Diluted	$(0.23)	$(0.52)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2005 and May 1, 2004 (as restated)

(Unaudited)

NOTE 7: Net Income Per Share (continued)

Potentially dilutive securities of 41,706,149 and 69,222 for the 13 weeks ended April 30, 2005 and May 1, 2004, respectively, were not included in the table above because of their anti-dilutive effect.

NOTE 8: Commitments and Contingencies - Litigation

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”), on behalf of persons who purchased the Company’s common stock between January 7, 2003 and August 19, 2004. The Company and certain of its present and former directors and executives were named as defendants. The complaints allege violations of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including the Company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal division and return that business to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company is vigorously defending this litigation and filed a motion to dismiss the consolidated complaint in April 2005. There can be no assurance that this litigation will be resolved in a favorable manner. Additionally, the Company is unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at April 30, 2005.

On February 8, 2005, the Company announced that the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) had commenced an informal, non-public inquiry regarding the Company. The Company indicated that the SEC’s inquiry generally related to the events and announcements regarding the Company’s 2004 second quarter earnings and the sale of Company stock by La Senza Corporation and its affiliates during 2004. The SEC has advised us that on April 19, 2005 it issued a formal order of investigation in connection with its review of matters relating to the Company. Consistent with the previous announcements the Company intends to cooperate fully with the SEC’s inquiry. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on the business, financial condition, results of operations or cash flows. Additionally, the Company is unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at April 30, 2005.

In May 2004, the Company was notified by a consumer group, alleging that five products consisting of certain rings and necklaces contained an amount of lead that exceeded the maximum .1 parts per million of lead under Proposition 65 of the California Health and Safety Code; however, no money damages were requested. Each such contact constitutes a separate violation. The maximum civil penalty for each such violation is $2,500. The vendor of the products confirmed that the jewelry in question contained some lead. The vendor has confirmed, however, that it will accept the Company’s tender of liability. The Company has no outstanding invoices with the vendor. The Company has placed all future jewelry orders, effective October 2004, as lead free orders, which may lead to a 10% to 30% increase in cost. On June 22, 2004, the California Attorney General filed a complaint on behalf of the Center for Environmental Health. On June 24, 2004, the Company was added to that complaint as a named defendant. The case is currently being mediated for resolution on industry standards. Additionally, the Company is unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at April 30, 2005.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment of any of the pending litigation, we are adequately covered by insurance. As of April 30, 2005, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Restatement of Prior Financial Information

Throughout this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis as discussed in Note 2 to the condensed consolidated financial statements.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers. We are a Delaware corporation that operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.”. At April 30, 2005, we had 398 retail stores in 46 states, Puerto Rico and Washington D.C. Of the 398 stores, there were 307 locations within the Wet Seal chain and 91 were Arden B. locations. As a part of our financial turn-around strategy to improve our company’s operating results, we announced on December 28, 2004 our plans to close approximately 150 Wet Seal stores. We completed the closure of 153 Wet Seal stores, related to our announced store closure plans on March 5, 2005.

We operated a chain, Zutopia, which was not successful in generating profits. We made the determination to discontinue this chain of 31 stores at the end of fiscal year 2003. For the 13-week period ended May 1, 2004, the loss from our discontinued Zutopia division, net of income taxes, was $4.2 million.

Store Formats

Wet Seal. Founded in 1962, Wet Seal targets the fashion-conscious junior customer by providing a balance of moderately priced fashionable brand name and company-developed apparel and accessories. While Wet Seal targets fashion-forward teens, we believe that Wet Seal’s core customer is between the ages of 17 and 19 years old. Wet Seal stores average approximately 4,000 square feet in size. As of April 30, 2005, we operated 307 Wet Seal stores.

Arden B. In the fourth quarter of fiscal 1998, we opened our first Arden B. store. Arden B. stores cater to the fashionable, sophisticated contemporary woman. With a unique mix of high quality European and custom in-house designs, Arden B. delivers a hip, sophisticated wardrobe of fashion separates and accessories for all facets of the customer’s lifestyle: everyday, wear-to-work, special occasion and casual, predominantly under the “Arden B.” brand name. Arden B. stores average approximately 3,200 square feet in size. As of April 30, 2005, we operated 91 Arden B. locations.

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

Current Trends and Outlook

In January 2005 we initiated the primary component of our turnaround strategy, our new merchandise approach for our Wet Seal brand. This approach, among other things, consisted of lower retail prices, a broader assortment of fashion-right merchandise and more frequent delivery of fresh merchandise. Since the introduction of this new strategy, our company has experienced comparable store sales growth of 8.2%, 16.4%, 36.3% and 35.7% for the months of January, February, March and April 2005, respectively. This comparable store sales trend further accelerated in May with comparable store sales growth of 56.9%. The recent comparable store sales trend has been solely driven by increasing transaction counts. The acceleration of comparable store sales results continues to validate our merchandise strategy for our Wet Seal business, while our Arden B. business has also continued to experience positive comparable store sales growth. As a result of our improving sales trend and the closing of 153 Wet Seal stores, we experienced a significant improvement in our net loss from continuing operations for the 13-week period ended April 30, 2005 versus the same period a year ago. Gross margin expanded to 31.4% of sales versus 14.3% a year ago, driven by the improving sales in existing stores, lower merchandise markdowns and the benefits of closing low volume stores. Our current operating performance trend and our recent financing has resulted in increased liquidity for the Company and in turn, improved our current credit standing with suppliers which may further improve our liquidity. However, we cannot assure you that we will not experience future declines in comparable store sales. If our current sales trends do not continue and our comparable store sales drop significantly, this could impact our operating cash flow and we may be forced to seek alternatives to address our cash constraints, including seeking additional debt and/or equity financing.

Store Closures

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We appointed Hilco to manage the inventory liquidations for the store closures and Hilco Advisors to negotiate with the respective landlords for purposes of lease terminations and buyouts. We completed the store closing effort on March 5, 2005. We initially closed a total of 153 stores related to our turn-around strategy and any future closures will be the result of natural lease expirations where we decide not to extend, or are unable to extend, a store lease. We took a charge of $5.2 million in store closure costs associated with the closure of the remaining Wet Seal stores during the quarter. The store closure costs consisted of $4.9 million for estimated lease termination costs and related expenses, $0.6 million for liquidation fees and realized a $0.3 million benefit related to the write-off of deferred rent. We are currently negotiating lease terminations on the remaining 4 of the 153 Wet Seal stores closed.

May 2005 Private Placement

To further enhance our financial position and provide sufficient capital to finance our efforts of improving the performance of the Company over the next twelve months, we announced on April 29, 2005, the signing of a Securities Purchase Agreement with several investors that participated in the Company’s January 2005 financing. On May 3, 2005 we completed this financing and received approximately $18.9 million in net proceeds (after the retirement of our Bridge Financing) before transaction costs. Pursuant to the Securities Purchase Agreement, the investors agreed to exercise all of their outstanding Series A Warrants and a pro rata portion of the outstanding Series B Warrants that were issued in the January 2005 Private Placement. We issued approximately 3.4 million shares of our Class A common stock related to the exercise of the Warrants at an aggregate exercise price of approximately $6.4 million.

At the closing, we issued to the investors 24,600 shares of our Series C Convertible Preferred Stock (the “Preferred Stock”) for an aggregate purchase price of $24.6 million. The Preferred Stock is convertible into 8.2 million shares of the Class A common stock, reflecting an initial $3.00 per share conversion price. The Preferred Stock is not entitled to any special dividend payments or mandatory redemption or voting rights. The Preferred Stock has customary weighted-average anti-dilution protection for future stock issuances below the applicable per share conversion price.

The Company also issued new warrants to purchase up to 7.5 million shares of Class A Common Stock. The new warrants are exercisable beginning six months following the closing date and expire on the fifth anniversary of the date upon which they became initially exercisable. The new warrants have an initial exercise price of $3.68, reflecting the closing bid price of the Common Stock on the business day immediately before the signing of the Securities Purchase Agreement. The new warrants have anti-dilution protection for stock splits, stock dividends, distributions and similar transactions.

The Company used approximately $12.0 million of the proceeds from the financing to retire our outstanding Bridge Financing, which was provided by certain participants of the January 2005 Private Placement. The remainder of the proceeds, approximately $18.9 million, will be used for general working capital purposes and costs of this transaction.

Credit Extensions

Due to our financial results through January 29, 2005, we experienced a tight credit environment. Credit extended to us by vendors, factors, and others for merchandise and services has been extremely limited. The impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. The lack of credit has placed a considerable need for working capital. This tight credit environment has resulted, in some cases, in delays or disruption in merchandise flow, which in turn has had an adverse effect on our sales and results of operations. Our improving sales trend, the completion of our most recent financing in May 2005 and our improved operating results for our most recent quarter ended April 30, 2005 has improved our cash position and liquidity profile. As such, we anticipate an easing of credit with our vendors and their factors in the near-term and, if our positive trends continue, further improvement in obtaining more favorable credit terms.

Michael Gold

Michael Gold, a well-regarded retailer, has been assisting our company with its merchandising initiatives for our Wet Seal business. We have been negotiating an agreement with regard to Mr. Gold’s incentive compensation for his efforts to date and in the future, the amount of which would be significant. In the interim, we have agreed to pay Mr. Gold a $500,000 fee for his consulting services to date and through December 2005. However, as of June 10, 2005, we have not reached an agreement with Mr. Gold regarding his incentive compensation and there is no assurance that a mutually satisfactory agreement can be reached (See “Risk Factors- We need to employ personnel with requisite merchandising skills to continue our merchandising strategy implemented by Mr. Gold” and “The shares to be issued under our 2005 Stock Incentive Plan will result in a substantial dilution of our earnings per share”). As no agreement has been reached regarding Mr. Gold’s incentive compensation, we have not recorded any amounts in the accompanying statement of operations for the period ended April 30, 2005.

Code of Conduct

We recently introduced a Code of Conduct for Vendors and Suppliers for all of our vendors and suppliers which provide guidelines for their employment practices such as wage and benefits, health and safety, working age, environmental conditions and related employment matters.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the Condensed Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Our accounting policies include certain policies that require more significant management judgments and estimates. These include revenue recognition, merchandise inventories and long-lived assets, recovery of deferred income taxes, and insurance coverage.

Revenue Recognition

Sales are recognized upon purchase by customers at the Company’s retail store locations. For online sales, revenue is recognized at the estimated time goods are received by customers. Additionally, shipping and handling fees billed to customers are classified as revenue. Customers typically receive goods within 5 to 7 days of being shipped. We have recorded reserves to estimate sales returns by customers based on historical sales return results. A customer may return regular or promotionally priced merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the reserves established. As the reserve for merchandise returns is based on estimates the actual returns could differ from the reserve, which could impact sales. For the 13 weeks ended April 30, 2005 and May 1, 2004, shipping and handling fees were $0.1 million and $0.1 million, respectively.

The Company recognizes the sales from gift cards and gift certificates and the issuance of store credits as they are redeemed.

The Company, through our Wet Seal division, has a Frequent Buyer Card program that entitles the customer to receive a 10% to 20 % discount on all purchases made during the twelve-month program period. The revenue from the annual membership fee of $20.00 is non-refundable. Revenue is recognized over the twelve-month membership period base upon historical spending patterns for Wet Seal customers.

The Company, through its Arden B. division, introduced a customer loyalty program in August of 2004. Under the program, customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point threshold, they earn awards that may be redeemed at any time for merchandise. Anticipated merchandise certificate redemptions are accrued and expensed as points are earned by the customer, adjusted for expected redemption. The related expense is recorded as a reduction of sales. As the accrual for merchandise certificate redemption is based on estimates the actual redemption could differ from the accrual, which could impact sales.

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

Markdowns for clearance activities are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, and age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis for the 13 weeks ended April 30, 2005 represented 8.6% of total retail sales compared to 13.2% for the first 13 weeks ended May 1, 2004.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally based on the discounted future cash flows of the assets using a rate that approximates the Company’s weighted cost of capital. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during the 13 weeks ended April 30, 2005 and May 1, 2004.

Deferred Income Taxes

Our company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and our historical operating performance, management concluded that it is more likely than not the company would not realize its net deferred tax assets. As a result of this conclusion, our deferred tax assets were reduced by establishing a tax valuation allowance of $40.4 million in fiscal 2004. In addition, our company has discontinued recognizing income tax benefits in the consolidated condensed statements of operations until it is determined that it is more likely than not that we will generate sufficient taxable income to realize the deferred income tax assets. As of April 30, 2005, the deferred tax asset valuation allowance was $100.8 million.

Insurance Coverage

The Company is partially self-insured for our worker’s compensation and group health plans. Under the workers’ compensation insurance program, our company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $5.0 million. Under our company’s group health plan, our company is liable for a deductible of $150,000 for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to the number of participants in the plan each month. For both of the insurance plans, our company records a liability for the costs associated with reported claims and a projected estimate for unreported claims due to historical experience and industry standards. Our company will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause our company to revise our estimate of potential losses and affect its reported results.

New Accounting Pronouncements

Information regarding new accounting pronouncements is contained in Item 1, Note 1 to the Condensed Consolidated Financial Statements.

Results of Operations

Except as otherwise noted, the following discussion of our financial position and results of operations excludes our discontinued Zutopia division, which was closed by May 2004.

The following table sets forth selected income statement data as a percentage of net sales for the 13-week period indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales 13 Weeks Ended
	April 30, 2005	May 1, 2004
Net sales	100.0%	100.0%
Cost of sales	68.6	85.7

Gross margin	31.4	14.3
Selling, general and administrative expenses	32.9	39.2
Store closure costs	5.0	—

Operating loss	(6.5)	(24.9)
Interest (expense) income, net	(1.7)	0.2

Loss before benefit for income taxes	(8.2)	(24.7)
Benefit for income taxes	—	(8.8)

Net (loss) income from continuing operations	(8.2)	(15.9)
Loss from discontinued operations, net of income taxes	—	(4.2)

Net loss	(8.2)%	(20.1)%

Thirteen Weeks Ended April 30, 2005 Compared to Thirteen Weeks Ended May 1, 2004

Net sales (in millions)	13 Weeks Ended April 30, 2005	Change From Prior Fiscal Period		13 Weeks Ended May 1, 2004
Net Sales	$103.8	$3.9	3.9%	$99.9
Comparable store sales			29.8%

Net sales for the 13 weeks ended April 30, 2005 increased as a result of significant growth in comparable store sales.

•	Comparable store sales increased as a result of increased transaction counts for Wet Seal and Arden B. The increase in transaction counts was somewhat offset by a lower average dollar sale for both Wet Seal and Arden B.

•	The sales growth impact, from increased comparable store sales, was negatively affected due to fewer stores in operation during the 13-week period ended April 30, 2005 than a year ago. The fewer stores in operation was primarily the result of closing 153 Wet Seal stores during the period of December 26 through March 5, 2005.

Cost of sales (in millions)	13 Weeks Ended April 30, 2005	Change From Prior Fiscal Period		13 Weeks Ended May 1, 2004
Cost of sales	$71.3	$(14.3)	(16.7)%	$85.6
Percent of net sales	68.6%		(17.1)%	85.7%

Cost of sales include the cost of merchandise, markdowns, inventory shortages, valuation adjustments, inbound freight, payroll expenses associated with design, buying and sourcing, inspection costs, processing, receiving and other warehouse costs, rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales dollars and as a percent to sales decreased due to:

•	The volume impact of closing 153 low volume unprofitable Wet Seal stores.

•	The positive effect of higher average store sales on buying, planning and occupancy costs.

•	Lower markdown volume related to our Wet Seal business.

Selling, general and administrative expenses (SG&A) (in millions)	13 Weeks Ended April 30, 2005	Change From Prior Fiscal Period		13 Weeks Ended May 1, 2004
Selling, general and administrative expenses	$34.2	$(4.9)	(12.5)%	$39.1
Percent of net sales	32.9%		6.3%	39.2%

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

Selling expenses decreased $5.6 million to 24.5% of sales, or 650 basis points from a year ago. The decrease in store operating expenses over last year was primarily due to the closing of 153 low volume Wet Seal stores. In addition to the favorable impact of closing 153 low volume Wet Seal stores, selling expenses as a percent to sales improved due to the increased sales volume of ongoing stores.

General and administrative expenses increased approximately $0.7 million over last year to $8.8 million. As a percent to sales, general and administrative expenses were 8.5%, or 40 basis points higher than a year ago. Though the Company realized approximately $0.5 million, or 50 basis points of lower spending for salary and wages, this was more than offset by:

•	Increased stock compensation expense of $0.3 million, or 30 basis points.

•	Higher incentive compensation expense due to operating performance improvements of $0.8 million, or 70 basis points.

•	Legal costs associated with the Company’s class action litigation and SEC investigation of $0.2 million, or 20 basis points.

•	A severance charge for a former executive vice president of $0.4 million, or 40 basis points.

•	Lower spending for other corporate support services of $0.7 million, or 70 basis points.

Store Closure Costs (in millions)	13 Weeks Ended April 30, 2005	Change From Prior Fiscal Period		13 Weeks Ended May 1, 2004
Store closure costs	$5.2	$5.2	—	—
Percent of net sales	5.0%		5.0%	—

The Company closed 153 Wet Seal stores and completed the store closings previously announced on March 5, 2005. For the 13-week period ended April 30, 2005, the Company recognized $5.2 million in store closure costs associated with the closure of the remaining Wet Seal Stores during the quarter. The store closure costs consisted of $4.9 million for estimated lease termination costs, $0.6 million for third party inventory liquidation costs and a benefit of approximately $0.3 million related to the write-off of deferred rent associated with these stores.

Interest (expense) income, net (in millions)	13 Weeks Ended April 30, 2005	Change From Prior Fiscal Period		13 Weeks Ended May 1, 2004
Interest (expense) income, net	$(1.8)	$(2.0)	—	$0.2
Percent of net sales	(1.7)%		(1.9)%	0.2%

We incurred net interest expense of $1.8 million for the 13-week period ended April 30, 2005 as a result of:

•	The expansion of our secured credit facility (the “Facility”) to accommodate our $8.0 million term-loan on September 22, 2004 which bears interest at prime plus 7% and the Facility fees, resulting in interest expense of $0.3 million.

•	The addition of our $10.0 million Bridge Financing on November 9, 2004 with an annual rate of interest of 25.0% through July 31, 2005, resulting in interest expense of approximately $1.0 million.

•	The issuance of our $56.0 million aggregate principal amount of Notes on January 14, 2005 with an annual interest rate of 3.76% and related discount amortization, resulting in interest expense of approximately $0.5 million.

•	Amortization of deferred financing costs of $0.3 million associated with the placement of the Facility, term loan and Notes.

Interest expense was offset somewhat by interest income of approximately $0.3 million related to our investment of excess cash during the period.

Income taxes (in millions)	13 Weeks Ended April 30, 2005	Change From Prior Fiscal Period		13 Weeks Ended May 1, 2004
Income taxes - benefit	$—	$8.8	—	$(8.8)
Effective tax rate	—			35.8%

The Company ceased recognizing tax benefits related to its net operating losses and other deferred tax assets beginning with its second quarter of the year ended January 29, 2005. The Company did not recognize income tax benefits related to net operating losses generated during the 13-week period ended April 30, 2005 as the Company has determined that it is more likely than not that the Company will not generate sufficient taxable income to realize these deferred income tax assets.

Discontinued Operations

The Company closed 31 Zutopia stores during the first two quarters of fiscal 2004. The loss of $4.2 million reflects the operating losses during the 13-week period ended May 1, 2004 including lease termination costs.

Liquidity and Capital Resources

Net cash used in operating activities was $22.9 million for the 13-week period ended April 30, 2005, compared to $9.3 million net for the same period last year. For the 13-week period ended April 30, 2005, operating cash flows were directly impacted by our loss from operations net of non cash charges of $3.4 million, the seasonal build-up of merchandise inventories under shorter vendor terms of $14.3 million and cash used as a result of changes in other operating assets and liabilities of $5.2 million. At April 30, 2005, the net owned inventory ratio was 3.03 compared to the prior year ratio on May 1, 2004 of 1.54. The increase in the inventory ratio was due to shorter vendor credit terms.

For the 13-week period ended April 30, 2005, net cash used in investing activities was for capital expenditures of $2.4 million. Capital expenditures for the period were primarily for new store development and store relocations for our Arden B. division.

The total of cash and investments at April 30, 2005 was $46.4 million, compared to $71.7 million at January 29, 2005.

Our working capital at April 30, 2005 was $18.7 million compared to $27.0 million at January 29, 2005.

We have a $58.0 million secured revolving credit facility with Fleet Retail Group, Inc. and other lenders (the “Facility”). The Facility consists of a $50.0 million senior secured revolving line-of-credit with a $50.0 million sub-limit for letters of credit and an $8.0 million junior secured term loan. Additional information regarding the Facility is contained in Note 5 “ Bridge Loan Payable, Long-Term Debt, and Secured Convertible Notes” to the Condensed Consolidated Financial Statements.

At April 30, 2005, the amount outstanding under the Facility consisted of the $8.0 million junior secured term loan as well as $10.3 million in open documentary letters of credit related to merchandise purchases and $16.0 million in standby letters of credit, which included $12.6 million for inventory purchases. At April 30, 2005, our company had $23.7 million available for cash advances and/or for the issuance of additional letters of credit. At April 30, 2005, our company was in compliance with all covenant requirements related to the Facility.

As a result of the continuing operating losses over the past 33 months, we have experienced a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. All of these factors led us to seek additional financing for the purpose of executing our new turnaround strategy, funding future negative cash flows from operations, satisfying working capital needs, funding expected capital expenditures of $7.0 million in fiscal 2005 and improving the credit worthiness of our company. During fiscal 2004, we raised approximately $92.9 million in net proceeds through a series of financings to meet our cash needs. In addition, on April 29, 2005, we announced the signing of a Securities Purchase Agreement with several investors that participated in our company’s January 2005 Private Placement. On May 3, 2005, we received approximately $18.9 million in net proceeds from this transaction after payment of approximately $12.0 million for the retirement of our bridge loan facility and capitalized interest. (See Note 6 “May 2005 Private Placement” to the Consolidated Financial Statements for additional information regarding this transaction).

For the 4-week period ended January 29, 2005, we experienced a comparable store sales increase of 8.2%. This comparable store sales increase was the first in over two years. In addition, we initiated a key component to our turnaround strategy, our new merchandise approach, in January. Subsequently, we reported comparable store sales increases of 16.4%, 36.3%, 35.7% and 56.9% for the months of February, March, April and May 2005, respectively. In light of our improving trend in comparable store sales, our cash position of $46.4 million at April 30, 2005 and the completion of our May 2005 Private Placement, we believe, if current sales trends continue, we will have sufficient capital to meet our operating and capital requirements for fiscal 2005. However, we cannot assure you that we will not experience future declines in comparable store sales. If our current sales trends do not continue and our comparable store sales drop significantly, this could impact our operating cash flow and we may be forced to seek alternatives to address our cash constraints, including seeking additional debt and/or equity financing.

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

Commitments and Contingencies

At April 30, 2005, our contractual obligations consist of:

		Payments Due By Period
Contractual Obligations (in thousands)	Total	Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Operating leases	$259,496	$46,469	$119,559	$52,425	$41,043
Store closure costs	8,950	8,950	—	—	—
Bridge loan	11,671	11,671	—	—	—
Junior term loan	8,000	—	8,000	—	—
Convertible notes	56,529	—	—	—	56,529
Supplemental Employee Retirement Plan	2,200	220	660	440	880
Projected interest on contractual obligations	18,575	1,191	1,083	—	16,301

We have a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one former director. The SERP provides for retirement death benefits through life insurance. The Company funded the SERP in 1998 and 1997 through contributions to a trust known as a “Rabbi” trust.

The projected interest component on our company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Our principal commercial commitments consist primarily of letters of credit, for the procurement of domestic and imported merchandise, secured by our Facility. At April 30, 2005, our contractual commercial commitments under these letters of credit arrangements were as follows:

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Letters of credit	$26,228	$15,753	$10,475	—	—

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

Statement Regarding Forward-Looking Disclosure

Certain sections of this Quarterly Report on Form 10-Q, including the preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) which represent our expectations or beliefs concerning future events.

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

Actual events and results may differ from those expressed in any forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” below.

Risk Factors

Risks Related to our Business

We may be unable to sustain recent positive comparable store sales which could significantly impact our economic viability.

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

We have incurred operating losses and negative cash flows during each of fiscal years 2003, 2004 and for the 13-week period ending April 30, 2005. Although we have received approximately $78.3 million in net proceeds, after transaction expenses, in the January 2005 Private Placement and the May 2005 Private Placement, we will encounter liquidity constraints if our operating losses and negative cash flows continue. In such event, we will be forced to seek alternatives to address these constraints, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code. In the event we need to seek additional financing, we will need to obtain the prior approval of our lenders and there is no assurance we will receive such approvals on terms acceptable to us.

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

Although we received approximately $78.3 million in net proceeds, after transaction expenses, in the January 2005 Private Placement and the May 2005 Private Placement, we may not have sufficient funds to make the interest and principal payments on the Notes when due, either at maturity or upon the occurrence of certain events. If we do not have sufficient funds to make these payments, we will have to obtain an alternative source of funds, including sales of our assets or assets of our subsidiaries or sales of our equity securities or capital. We cannot assure you that we will be able to obtain sufficient funds to meet our payment obligations on the Notes through any of these alternatives or that we will be permitted by our senior lenders to obtain funds through any of these alternatives. In the event that we are not able to make the required payments at maturity or otherwise, we will be forced to seek alternatives, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code.

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

The consolidated complaint alleges violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by, among other allegations, making false and misleading statements concerning the progress of our company to stem the losses of our Wet Seal division and return that business to profitability as well as the illegal use of material non-public information by former directors and a company controlled by them. The plaintiff seeks class certification, compensatory damages, interest, costs and attorney’s fees and expenses.

We have filed a motion to dismiss the consolidated complaint but there is no assurance it will be successful. If significant damages are assessed against our company it may, in the future, have a material adverse effect on the financial condition of our company and the results of operations.

In February, we announced that the Pacific Regional Office of the SEC had commenced an informal, non-public inquiry regarding our Company. We indicated that the SEC’s inquiry generally related to the events and announcements regarding our Company’s 2004 second quarter earnings and the sale of our Class A common stock by La Senza Corporation and its affiliates during 2004. The SEC has advised us that on April 19, 2005 it issued a formal order of investigation in connection with its review of certain matters relating to the Company.

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

We need to employ personnel with the requisite merchandising skills to continue our merchandising strategy implemented by

Mr. Gold.

Michael Gold has assisted our company merchandising initiatives. Under the direction of Mr. Gold, our Wet Seal division has introduced and implemented a new merchandising strategy to attract teenage girls to our stores. Mr. Gold and our company have not yet entered into a formal agreement to compensate Mr. Gold for these efforts and there is no assurance that a mutually satisfactory agreement can be reached. If we reach an agreement, we intend to provide him with a significant incentive-based compensation package which may take the form of restricted stock grants, warrants or options in order to compensate him for his efforts to date and in the near term future.

Mr. Gold’s commitment to our company has been and will continue to be part-time. We therefore, are actively seeking personnel with sufficient merchandising skills to continue the merchandising strategy implemented by Mr. Gold. In the event we are unable to identify and retain personnel with outstanding merchandising skills to replace Mr. Gold, our comparable store sales and sales revenue could decline.

The shares to be issued under our 2005 Stock Incentive Plan will result in a substantial dilution of our earnings per share.

We recently established our 2005 Stock Incentive Plan to attract and retain directors, officers, employees and consultants. We have reserved 10.0 million shares of our Class A common stock for issuance under this incentive plan, and will be asking our stockholders for approval to increase the number of shares issuable under the plan by 2.5 million. As of June 10, 2005, 4.8 million shares of restricted Class A common stock had been granted to Joel N. Waller, our Chief Executive Officer, our Executive Vice President of Wet Seal and our non-employee directors. In the near term we anticipate granting additional restricted shares in connection with the hiring or appointment of individuals, as well as company management who will assist us in returning our company to profitability, including Mr. Gold. As a result of the granting of restricted shares, we will incur non-cash compensation charges to our earnings over the vesting periods or when the restrictions lapse. As a result, the shares to be issued under the 2005 Stock Incentive Plan will have a significant adverse effect on our results of operation and on our earnings per share.

Our issuance of the Notes, Preferred Stock and related warrants will have a significant adverse effect on our earnings and earnings per share.

As a result of our issuance of the Notes, Preferred Stock and related Warrants and in accordance with accounting guidelines noted in Emerging Issues Task Force (EITF) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments” and Accounting Principles Board No. 14 “Accounting for Convertible Debt issued with stock Purchase Warrants”, we determined the fair market value of the warrants issued as well as the value of the beneficial conversion feature associated with the Notes. The value assigned to the warrants and the beneficial conversion feature reduced the face value of the Notes resulting in a discount that will be amortized over the life of the Notes. The amortization of the discount will result in significant non-cash charges and will have an adverse effect on our earnings and earnings per share.

The Notes accrue interest at an annual rate of 3.76%. If the Notes remain outstanding for all of fiscal 2005, interest expense, whether capitalized or paid, will have a significant impact on our financial results.

Prior to the conversion of the Notes and the Preferred Stock and the exercise of the related warrants, the shares of Class A common stock underlying these securities would not be included in the calculation of basic or fully diluted per share results in the event of a net loss. Conversely, these securities would be included in the determination of fully diluted per share results in the event the Company has net income. Although the holders of these securities may not convert or exercise the respective securities if they would own (together with any affiliates) more than 9.99% of our Class A common stock, upon such conversion and/or exercise, as applicable, our earnings per share would be expected to decrease, or our net loss per share to decrease, as a result of the inclusion of the underlying shares of Class A common stock in our per share calculations.

Our internal controls have material weaknesses.

We received an adverse opinion on the effectiveness of our internal controls over financial reporting as of January 29, 2005 because of material weaknesses identified in management’s assessment of the effectiveness of such controls. These material weaknesses, if not remediated, create increased risk of misstatement of our financial results, which, if material, may require restatement thereof.

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

Connecticut, Illinois, Oregon, District of Columbia, New York, and Washington have each increased their state minimum wages to a level that significantly exceeded the Federal minimum wage as of January 1, 2005. As of April 30, 2005, we operated 57 stores in those states. These recent increases in the state statutory minimum wage and any future Federal or state minimum wage increases could raise minimum wages above the current wages of some of our employees. As a result, competitive factors could require us to make corresponding increases in our employees’ wages. Increases in our wage rates increase our expenses, which could adversely affect our results of operations.

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

Risks Related to our Class A Common Stock

Our stockholders may experience significant dilution.

Since May 2004, we have completed private placements, which are potentially very dilutive to our stockholders.

•	On June 29, 2004, as part of our private placement of equity securities to institutional and other accredited investors, we issued warrants to acquire 2,109,275 shares of Class A common stock. The warrants issued in this private placement will be adjusted from time to time for stock splits, stock dividends, distributions and similar transactions.

•	On January 14, 2005, we issued the Notes and warrants which were convertible initially into an aggregate amount of 52,233,333 shares of Class A common stock. The conversion and exercise prices of the January Securities have full ratchet anti-dilution protection, which means the conversion or exercise price, as the case may be, will be adjusted from time to time in the event of the issuance of shares of Class A common stock or of securities convertible or exercisable into shares of our Class A common stock, at prices below the applicable conversion or exercise price. On May 3, 2005 a portion of the warrants issued in the January private placement were exercised for 3,359,997 shares of Class A common stock.

•	On May 3, 2005, we issued shares of Preferred Stock which are initially convertible into 8,200,000 shares of our Class A common stock and the May Warrants which are initially exercisable into 7,500,000 shares of our Class A common stock. The shares of Preferred Stock have customary weighted average anti-dilution protection as well as anti-dilution protection for stock splits, stock dividends and distributions and similar transactions. Alternatively, the May Warrants will only be adjusted from time to time for stock splits, stock dividends, distributions and similar transactions.

Although certain conversion and exercise restrictions are placed upon the holders of the January Securities and the May Securities, the issuance of the additional shares of Class A common stock will cause our existing stockholders to experience significant dilution in their investment in our company. In addition, if the cash liquidity issues described elsewhere in these risk factors require us to obtain additional financing involving the issuance of equity securities or securities convertible into equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of our Class A common stock to decline, which could impair our ability to raise additional financing.

Our Class A common stock could be subject to short selling and other hedging techniques and, if this occurs, the market price of our Class A common stock could be adversely affected.

Our Company’s Class A common stock could be subject to a number of hedging transactions including the practice of short selling. Short selling, or “shorting,” occurs when stock is sold which is not owned directly by the seller, instead, the stock is “loaned” for the sale by a broker-dealer to someone who “shorts” the stock. In most situations, this is a short-term strategy by a seller, and based upon volume, may at times drive stock values down.

Based upon a review of the current stock ownership filings with the SEC made by our stockholders, we have identified several investment firms that own equity interests in our company, These firms may actively engage in hedging transactions, including the short selling of our Class A common stock. Moreover, a significant percentage of the convertible securities issued in our recent private placement transactions are held by investment firms who may engage in such transactions. Any such hedging activities could reduce the value of our current stockholders’ equity interests in our company at and after the time the hedging transactions have occurred.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under our Credit Facility, we are exposed to market risk related to changes in interest rates. At April 30, 2005, no borrowings were outstanding under our senior revolving credit facility, however we did have $8.0 million outstanding under our junior secured note. The junior secured note bears interest at prime plus 7.0%. Based on the outstanding balance at April 30, 2005 and the current market condition, a one percent increase in the applicable interest rate would decrease the Company’s annual cash flow by $0.1 million. Conversely, a one percent decrease in the applicable interest rate would increase annual cash flow by $0.1 million. We are not a party to any derivative financial instruments, except as disclosed in Note 5 to the condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of April 30, 2005. Based upon that evaluation, the chief executive officer and chief financial officer concluded that there were no significant changes in the Company’s disclosure controls and procedures as of the end of the period covered by this report (and therefore these disclosure controls and procedures were not effective) since material weaknesses were discovered in the Company’s financial reporting controls as of January 29, 2005.

Disclosure Controls and Procedures

In connection with the preparation of the Company’s 2004 Annual Report on Form 10-K for the year ended January 29, 2005, an evaluation was performed under the supervision, and with the participation of, the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Management identified internal control deficiencies that represented material weaknesses in internal control over the financial statement close process. The control deficiencies generally related to (i) our company’s resources and level of technical accounting expertise within the accounting function were insufficient to properly evaluate and account for non-routine or complex transactions, such as the timely determination of the appropriate accounting for our leases or financing transaction completed in January 2005, (ii) timely preparation, review and approval of certain account analyses and reconciliations of significant accounts.

These material weaknesses continue to affect our ability to prepare interim and annual consolidated financial statements and accompanying footnote disclosures in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.

In order to address and correct the deficiencies identified above, we indicated that corrective actions during the first quarter would include: 1) engaging outside professional experts to support management in remediation of certain deficiencies, 2) strengthening the experience and minimum competency requirements for critical accounting and financial reporting positions, 3) increasing training in accounting, internal controls and financial reporting for employees in critical accounting and financial reporting positions and 4) where appropriate, replacing and/or adding experienced personnel to our accounting and financial reporting functions to review and monitor transactions, accounting processes and control activities more effectively. While we are continuing with all the corrective actions as identified above, we have not yet remediated the deficiencies as identified in the Company’s 2004 Annual Report on Form 10-K .

There were no other changes in the Company’s internal controls over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”), on behalf of persons who purchased our Class A common stock between January 7, 2003 and August 19, 2004. Our company and certain of our present and former directors and executives were named as defendants. The complaints allege violations of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, we failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including our company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal division and return that business to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of our Class B common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. Our company is vigorously defending this litigation and filed a motion to dismiss the consolidated complaint in April 2005. There can be no assurance that this litigation will be resolved in a favorable manner.

In February 2005, we announced that the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) had commenced an informal, non-public inquiry regarding our company. We indicated that the SEC’s inquiry generally related to the events and announcements regarding the company’s 2004 second quarter earnings and the sale of company stock by La Senza Corporation and its affiliates during 2004. The SEC has advised us that on April 19, 2005 it issued a formal order of investigation in connection with its review of matters relating to our company. Consistent with the previous announcements, the Company intends to cooperate fully with the SEC’s inquiry. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. Our management believes that, in the event of a settlement or an adverse judgment of any of the pending litigation, we are adequately covered by insurance. As of April 30, 2005, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities

On May 3, 2005, we issued, pursuant to a private placement (the “May Private Placement”), 24,600 shares of convertible preferred stock (the “Preferred Stock”) for an aggregate purchase price of $24.6 million and new warrants (the “New Warrants”) to acquire initially up to 7.5 million shares of our Class A common stock. The Preferred Stock is convertible into 8.2 million shares of our Class A common stock, reflecting an initial $3.00 per share conversion price (subject to anti-dilution adjustments). The New Warrants are exercisable beginning November 3, 2005 and will expire on November 3, 2010. The New Warrants have an initial exercise price equal to $3.68 (subject to anti-dilution adjustments). In connection with the issuance of the Preferred Stock and the New Warrants, the investors who received warrants in the company’s private placement completed in January 2005 agreed to exercise all of their outstanding Series A Warrants and a pro rata portion of the outstanding Series B Warrants. Approximately 3.4 million shares of our Class A common stock were issued in the warrant exercise at an aggregate exercise price of up to approximately $6.4 million.

We have agreed to register the shares of the Class A common stock issuable upon conversion and exercise of the Preferred Stock and the New Warrants, as the case may be, pursuant to the terms of a Registration Rights Agreement among our company and the investors in the May 2005 Private Placement. The shares of Class A common stock issued upon exercise of the Series A Warrants and the Series B Warrants will also be included in such registration statement. The securities were issued pursuant to Regulation D of the SEC’s rules and regulations under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through solicitations of proxies or otherwise during the first quarter ended April 30, 2005 covered by this report.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

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