Form 10-K/A
period 2005-01-29
WET SEAL INC
filed 2005-06-17
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

The number of shares outstanding of the Registrant’s Class A Common Stock, par value $.10 per share, at May 16, 2005 was 44,610,579. There were no shares outstanding of Class B Common Stock, par value $.10 per share, at May 16, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of The Wet Seal, Inc. amends the Company’s Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) for the year ended January 29, 2005 filed with the Securities and Exchange Commission on May 31, 2005. This Amendment No. 2 is being filed to (i) remove the reference on the cover page of Amendment No. 1 to the number of shares of the Company’s Series C Convertible Preferred Stock outstanding at May 16, 2005 as this information is not required to be disclosed pursuant to the rules of the Securities and Exchange Commission, (ii) delete any references to Elayne M. Masterson as an executive officer of the Company and to provide disclosure regarding the employment agreement between the Company and Gary White, (iii) make conforming changes with respect to certain dates included in the disclosure in Amendment No. 1, (iv) provide necessary disclosure under Item 13 of Part IV, and (v) make certain changes to the footnotes in Item 14 and the Policy on Audit Committee Pre-Approval of Audit and Permissible Non Audit Services of Independent Auditors. In addition, Item 15 of Part IV of the Form 10-K has been amended to contain a copy of the employment agreement between the Company and Gary White, pursuant to the Rules of the Securities and Exchange Commission, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 2 does not reflect events occurring after the filing of the Form 10-K or Amendment No. 1 or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K and Amendment No. 1, including any amendments to those filings. Except as described above, the information contained in our Annual Report on Form 10-K and Amendment No. 1 as originally filed with the Securities and Exchange Commission has not been updated or amended.

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

The members of the Board of Directors of the Company (each of whom has been nominated for re-election at the 2005 annual meeting of stockholders), their ages and principal occupations or employment during the past five years are summarized below:

Name and Age	Principal Occupation and Background
Sidney M. Horn Age: 55	Mr. Sidney M. Horn has been a director of the Company since January 27, 2005. Mr. Horn has been a partner at the law firm of Stikeman Elliot LLP since May 2000. From 1984 to May 2000, Mr. Horn was a partner at the law firm of Phillips & Vineberg LLP. Mr. Horn currently serves as a director of Prime Restaurant Holdings, Inc., a restaurant franchisor, Astral Media Inc., a Canadian specialty television and radio broadcaster, and Genworth Financial Mortgage Insurance Company Canada, a Canadian mortgage insurance company.

Harold D. Kahn Age: 59	Mr. Harold D. Kahn has been a director of the Company since January 27, 2005. Since February 2004, he has served as President of HDK Associates, a consulting company that advises financial and investment groups. From January 1994 to February 2004, Mr. Kahn served as Chairman and Chief Executive Officer of Macy’s East, a division of Macy’s. He serves on the board of directors of House of Brussels Chocolates, Inc., a manufacturer of high-quality Belgian chocolates, and Steve Madden, Ltd., a retailer of footwear.

Kenneth M. Reiss Age: 62	Mr. Kenneth M. Reiss has been a director of the Company since January 27, 2005. Mr. Reiss is Chairman of the Audit Committee. Prior to his retirement in June 2003, Mr. Reiss was a partner at the accounting firm of Ernst & Young, LLP, where he served as the lead auditor for several publicly traded companies, including Toys “R” Us, Inc., Staples, Inc. and Kenneth Cole Productions, Inc. Mr. Reiss serves on the board of directors of Eddie Bauer, Inc., a retailer of outerwear and footwear, and Guitar Center, Inc., a retailer of musical instruments.

Alan Siegel Age: 70	Mr. Alan Siegel has been a director of the Company since 1990. Mr. Siegel is the Chairman of the Nominating and Governance Committee. Mr. Siegel is a partner at the law firm of Akin Gump Strauss Hauer & Feld LLP, which provides legal services to the Company. Mr. Siegel serves on the board of directors of Thor Industries, Inc, a manufacturer of travel trailers and motor homes, and Ermenegildo Zegna Corporation, a fashion house.

Joel N. Waller Age: 65	Mr. Joel N. Waller has been a director of the Company since December 30, 2004. Effective February 1, 2005, Mr. Waller was appointed President and Chief Executive Officer of the Company. From April 1992 to January 2005, Mr. Waller served as Chief Executive Officer of Wilsons The Leather Experts Inc., a specialty retailer of leather outerwear, accessories and apparel in the United States.

Henry D. Winterstern Age: 47	Mr. Henry D. Winterstern has been a director of the Company since August 18, 2004. Mr. Winterstern has been Chairman of the Board of Directors since November 8, 2004. Mr. Winterstern co-founded Capital Entertainment, a firm involved in the production, acquisition and distribution of motion pictures, in June 2001 and serves as Chief Executive Officer of this firm. Since 1992, Mr. Winterstern has been the owner and President of Winterstern & Associates Inc., an investment firm specializing in commercial transactions in the real estate and media sectors. Mr. Winterstern serves on the board of directors of Metro-Goldwyn-Mayer Inc.

Executive Officers

The executive officers of the Company, who are not also directors, their ages and principal occupations or employment during the past five years are summarized below:

Name and Age	Principal Occupation and Background
Douglas C. Felderman Age: 52	Mr. Douglas C. Felderman has served as Executive Vice President and Chief Financial Officer of the Company since April 21, 2004. From May 1999 to January 2004, Mr. Felderman served as Chief Financial Officer of Factory 2-U Stores Inc., an operator of off-price retail apparel and housewares stores and prior to May, 1999, Mr. Felderman served as Chief Financial Officer of Strouds, Inc., a specialty retailer of home textile products. In these roles, he managed a variety of financial responsibilities including treasury, financial planning and analysis, risk management, loss prevention, and Securities and Exchange Commission and public reporting.

Jennifer Pritchard Age: 46	Ms. Jennifer Pritchard has served as Divisional President for Arden B. since January 2004. Prior to her current role, Ms. Pritchard served as the Divisional President of Zutopia since joining the Company in October 2002. From January 2002 to October 2002, Ms. Pritchard served as the Executive Vice President of TEX 38 LLC, a private label product development company. From April 2001 to January 2002, Ms. Pritchard served as Executive Vice President of B.B. Dakota, an outerwear company. Ms. Pritchard served as the General Merchandise Manager for Urban Outfitters Inc. from 1999 to 2001, where she oversaw all categories of the business for retail.

Gary White Age: 53	Mr. Gary White has served as an Executive Vice President of the Company since April 2005. Prior to assuming this position, Mr. White served as Senior Vice President, Sales and Operations of the Wet Seal division since July 2004. From November 2000 to May 2004, Mr. White served as Chief Executive Officer and President of Savers, Inc., a for-profit thrift store chain. From February 1997 to February 2000, Mr. White served as Chief Executive Officer of The Gymboree Corporation, a specialty retailer that operates stores selling apparel and accessories for children and women as well as play programs for children. Mr. White serves on the board of directors of the March of Dimes.

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

Board and Committee Meeting Agendas

The Chairman of the Board of Directors establishes the agenda for each Board of Directors meeting. Any other member of the Board of Directors is free to suggest the addition of any other item(s). The chairpersons of the committees or other designated committee members coordinate committee meeting agendas with appropriate members of management. Henry D. Winterstern, sets the agenda for the meetings of the Compensation/Option Committee, which currently does not have a chairman. Other committee members are free to suggest additional agenda items.

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

The Board of Directors has affirmatively determined that each member of the Audit Committee is “independent” in accordance with the Nasdaq National Market listing standards and the applicable rules and regulations promulgated under the Exchange Act. Mr. Reiss, a certified public accountant with 38 years of experience in auditing public companies during his tenure at Ernst & Young LLP has been determined by the Board of Directors to be the Audit Committee’s “financial expert” under the regulations of the Securities and Exchange Commission and to be “financially sophisticated” under Nasdaq listing standards. During the fiscal year ended January 29, 2005, the Audit Committee met or took action by written consent 6 times.

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

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth the compensation (cash and non cash), for fiscal years 2004, 2003 and 2002 of each person who served as Chief Executive Officer during fiscal year 2004, including the Company’s former interim Chief Executive Officer and former Chief Executive Officer, the three other most highly compensated executive officers serving as executive officers at the end of the last fiscal year and one former officer who would have been among the four most highly compensated executive officers but for the fact that such individual was not serving as an executive officer as of the end of the last fiscal year (collectively, the “Named Executive Officers”).

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position (1)	Fiscal Year	Salary	Bonus		Restricted Stock Awards	Securities Underlying Stock Options (#)	All other Compensations ($)
					(2)	(3)
Joseph Deckop (8) Former Interim Chief Executive Officer and Former Executive Vice President	2004 2003 2002	$350,865 148,173 0	$100,000 0 0	(4)	$357,910 0 0	15,000 50,000 0	$6,250 2,875 0	(5) (5)
Peter D. Whitford (9) Former Chief Executive Officer	2004 2003 2002	$684,997 420,192 0	0 0 0		0 0 0	600,000 300,000 0	$2,098,907 202,328 0	(6) (7)
Jennifer Pritchard Divisional President of Arden B.	2004 2003 2002	$398,103 315,000 87,231	$245,969 0 0	(4)	$349,160 0 0	15,000 66,300 50,000	$6,000 6,000 1,846	(5) (5) (5)
Douglas C. Felderman Executive Vice President and Chief Financial Officer	2004 2003 2002	$253,484 0 0	$100,000 0 0	(4)	$410,050 0 0	60,000 0 0	$4,925 0 0	(5)
Gary White Executive Vice President	2004 2003 2002	$137,769 0 0	$20,000 0 0	(4)	$26,400 0 0	30,000 0 0	$3,400 0 0	(5)
Allan Haims (10) Former Divisional President of Wet Seal	2004 2003 2002	$437,204 167,115 0	0 0 0		$357,910 0 0	15,000 100,000 0	$5,750 2,750 0	(5) (5)

(1)	While the Named Executive Officers enjoy certain perquisites, for fiscal years 2004, 2003 and 2002, these did not exceed the lesser of $50,000 or ten percent (10%) of the salary and bonus of any such officer.

(2)	These awards have been issued pursuant to retention agreements with the applicable Named Executive Officers and a stock bonus plan whereby certain employees of the Company receive Class A Common Stock in proportion to their salary. Under the bonus plan, the amount of the award is also dependent on the Company’s earnings before tax and the stock price on the date of grant. The bonus shares vest at a rate of 33 1/3% per year on each anniversary of the grant date, and a participant’s right to non-issued shares is subject to forfeiture if the participant’s employment is terminated. Dividends are not paid on stock grant awards until such time as the stock is vested and issued to the executive.
(3)	The numbers in this column have been adjusted to account for the three-for-two stock split effected as of May 9, 2002.
(4)	Bonus amounts earned in fiscal year 2004 were paid to the executives prior to the fiscal year end.
(5)	Amount represents payments in connection with the provision of an automobile.
(6)	Amount represents payments in connection with Mr. Whitford’s settlement agreement.
(7)	Amount represents (i) additional compensation of $200,000 as agreed upon at the commencement of employment with the Company and (ii) payments totaling $2,328 in connection with the provision of an automobile for a partial year.
(8)	Mr. Deckop joined the Company as Executive Vice President on August 18, 2003. On November 8, 2004, Mr. Deckop was appointed interim Chief Executive Officer in which capacity he served until February 1, 2005. On March 15, 2005, Mr. Deckop resigned as Executive Vice President of the Company. Mr. Deckop is required to exercise his options on or before June 13, 2005 pursuant to the terms of his option agreement or these options will expire.
(9)	Mr. Whitford joined the Company as Chief Executive Officer on June 30, 2003. Mr. Whitford resigned effective on November 4, 2004. Mr. Whitford failed to exercise options to purchase 100,000 shares of Class A Common Stock within ninety (90) days after the termination of his employment. As a result, these options have expired pursuant to the terms of his option agreement. In connection with his severance agreement, Mr. Whitford was granted options to purchase an aggregate of 500,000 shares of Class A Common Stock, which will expire on June 1, 2006.
(10)	Mr. Haims resigned as President of the Wet Seal division on November 23, 2004. Mr. Haims failed to exercise options to purchase 15,000 shares of Class A Common Stock within ninety (90) days after the termination of his employment. As a result, these options have expired pursuant to the terms of his option agreement.

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

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR

AND OPTION/SAR VALUES AT JANUARY 29, 2005

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at January 29, 2005 (#)			Value of Unexercised “In-the-Money” Options at January 29, 2005 ($) (1)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Joseph Deckop	0	0	15,000	(2)	50,000	0	0
Peter D. Whitford	0	0	633,334	(3)	0	$190,000	0
Jennifer Pritchard	0	0	47,100		84,200	0	0
Douglas C. Felderman	0	0	3,334		56,666	0	0
Gary White	0	0	0		30,000	0	0
Allan Haims	0	0	33,334		0	0	0

(1)	Represents the market value of shares underlying “in-the-money” options on January 29, 2005 less the option exercise price. Options are “in-the-money” at the fiscal year end if the fair market value of the underlying securities on such date exceeds the exercise or base price of the option.
(2)	These options have expired due to a failure to exercise such options within ninety (90) days of termination of employment.
(3)	This number includes options to purchase 100,000 shares of Class A Common Stock which have expired due to a failure to exercise such options within ninety (90) days of termination of employment.

Employment Agreements with Executives

Joel N. Waller

On December 16, 2004, the Company and Joel N. Waller entered into an Employment Agreement setting forth the terms of Mr. Waller’s employment with the Company as its President and Chief Executive Officer (the “Agreement”), effective on February 1, 2005 (the “Effective Date”).

The Agreement sets forth the terms of Mr. Waller’s employment, including: (i) a base salary of $650,000, (ii) an annual performance bonus to be paid in accordance with the Company’s incentive plan, with a target award up to 100% of Mr. Waller’s base salary and a maximum incentive opportunity up to 200% of his base salary, and (iii) 2,400,000 performance shares of the Company’s Class A Common Stock which were granted on February 1, 2005 under the terms of the Company’s 2005 stock incentive plan (the “Plan”), and the related performance shares award agreement entered into on February 1, 2005 by the Company and Mr. Waller (the “Award Agreement”).

The Award Agreement provides that the shares will be granted in two tranches of 1,200,000 shares each (“Tranche 1” and “Tranche 2” respectively), subject to certain restrictions. In particular, prior to vesting of the shares, Mr. Waller may not transfer the shares, except to his immediate family members for no consideration or as provided in the Plan or the Award Agreement.

Mr. Waller’s shares will vest as follows: (i) 600,000 of the Tranche 1 Shares will vest if, at any time following the first anniversary of the Effective Date and before the third anniversary of the Effective Date (the “Tranche 1 Vesting Period”), the weighted average closing price of the Company’s stock for any trailing 20 trading days (the “20-Day Average”) during the Tranche 1 Vesting Period equals or exceeds $3.50 per share; an additional 200,000 of the Tranche 1 Shares will vest (until the entire Tranche 1 is 100% vested) each time the 20-Day Average price of the Company’s stock during the Tranche 1 Vesting Period equals or exceeds $4.00, $4.50 and $5.00 per share; and, for the avoidance of doubt, if the 20-Day Average equals or exceeds $5.00 per share at any time during the Tranche 1 Vesting Period, 100% of Tranche 1 shall vest; and (ii) 200,000 of the Tranche 2 Shares will vest if, at any time following the second anniversary of the Effective Date and before the third anniversary of the Effective Date (the “Tranche 2 Vesting Period”), the 20-Day Average during the Tranche 2 Vesting Period equals or exceeds $5.50 per share; an additional 200,000 of the Tranche 2 Shares will vest (until the entire Tranche 2 is 100% vested) each time the 20-Day Average price of the Company’s stock during the Tranche 2 Vesting Period equals or exceeds $6.00, $6.50, $7.00, $7.50 and $8.00 per share; and, for the avoidance of doubt, if the 20-Day Average equals or exceeds $8.00 per share at any time during the Tranche 2 Vesting Period, 100% of Tranche 2 shall vest. If any of the Shares are still outstanding as of the third anniversary of the Effective Date and have not otherwise vested after giving effect to the vesting provisions of clauses (i) and (ii) above, the unvested Shares shall automatically be forfeited without the payment of any consideration to Mr. Waller.

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

Gary White

On March 28, 2005, the Company and Gary White entered into an “at-will” employment agreement. Under the employment agreement, Mr. White is entitled to and has been granted: (i) a base salary increase to an annual rate of $375,000, (ii) 60,000 Company stock options which vest equally in three installments beginning on the first anniversary of the signing of the employment agreement, (iii) 200,000 shares of restricted stock granted in two tranches, pursuant to the Plan, which vest upon the achievement of certain trading prices of the Company’s Class A common stock, and (iv) a discretionary annual bonus of up to 50% of his base salary.

In addition, Mr. White is entitled to receive a severance payment equal to one year’s base salary if he is terminated by the Company without cause within one year of the signing of the employment agreement. The severance payment is conditioned upon Mr. White entering into a separation agreement and general release of any claims against the Company upon his termination.

The Company did not modify Mr. White’s employment agreement in connection with his appointment as Executive Vice President of the Company.

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

Indemnification Agreements

The Company has entered into indemnification agreements with each of our current directors and certain of our officers. These agreements requires us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to adverse expenses incurred as a result of any proceeding against them as to which they can be indemnified. We expect to enter into indemnification agreements with our future directors and certain of our officers.

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

Name and Address of Stockholder	Beneficial Ownership of Shares of Class A Common Stock	Percent of Beneficial Ownership of Shares of Class A Common Stock
Prentice Capital Management, LP (1) 623 Fifth Avenue, 32nd Floor New York, NY 10022	4,567,625	9.99	%(2)

S.A.C. Capital Associates, LLC (3) c/o S.A.C. Capital Advisors, LLC 72 Cummings Point Road Stamford, CT 06902	4,567,625	9.99	%(2)

Smithfield Fiduciary LLC (4) The Cayman Corporate Center, 4th Floor 27 Hospital Road George Town, Grand Cayman Cayman Islands, British West Indies	4,911,793	9.99	%(2)

GMM Capital LLC (5) 950 Third Avenue, Suite 2805 New York, NY 10022	4,900,169	9.99	%(2)

Riverview Group, LLC (6) c/o Millenium Management, L.L.C. 666 Fifth Avenue New York, NY 10103	4,809,159	9.99	%(2)

Martin D. Gruss (7) 667 Madison Avenue New York, NY 10021	3,000,000	6.7%

Trafelet & Company, LLC (8) 900 Third Avenue, 5th Floor New York, NY 10022	2,781,500	6.2%

PAR Investment Partners, L.P. (9) c/o PAR Capital Management, Inc. One International Place, Suite 2401 Boston, MA 02110	2,575,913	5.8%

Name and Address of Stockholder	Beneficial Ownership of Shares of Class A Common Stock	Percent of Beneficial Ownership of Shares of Class A Common Stock
Peter D. Whitford (10)	500,000	1.1%
Joseph Deckop (11)	57,750	*
Douglas C. Felderman (12)	33,335	*
Jennifer Pritchard (13)	62,200	*
Gary White	215,000	*
Allan Haims	42,750	*
Kenneth M. Reiss (14)	300,000	*
Sidney M. Horn (14)	300,000	*
Harold D. Kahn (14)	300,000	*
Alan Siegel (15)	365,751	*
Joel N. Waller (16)	2,400,000	5.4%
Henry D. Winterstern (17)	1,000,000	2.2%
All directors and officers as a group (10) individuals) (18)	5,576,786	12.3%

*	Less than 1%
(1)	As reported in a Schedule 13D dated May 2, 2005 and in a selling securityholder questionnaire provided in connection with our company’s filing of a registration statement on Form S-3, each of Prentice Capital Management, LP, Prentice Management GP, LLC and Michael Zimmerman may be deemed to be the beneficial owner of 4,567,625 shares of Class A Common Stock (including 1,111,000 shares of Class A Common Stock issuable upon exercise of warrants). Prentice Capital GP, LLC, a Delaware limited liability company (“Prentice Capital GP”) has investment and voting power with respect to the securities held by the following entities (collectively, the “Domestic Prentice Funds”): (i) Prentice Capital Partners, LP, a Delaware limited partnership, (ii) Prentice Capital Partners QP, LP, a Delaware limited partnership and (iii) GPC XLIII, LLC, a Delaware limited liability company. Prentice Capital Management, LP, a Delaware limited liability company, (“Prentice Capital Management) has investment and voting power with respect to the securities held by the following entities, (collectively, the “Other Prentice Funds”): (i) Prentice Capital Offshore Ltd., a Cayman Islands company and (ii) S.A.C. Capital Associates, LLC (except in limited circumstances). Mr. Michael Zimmerman controls Prentice Capital Management, Prentice Capital GP and Prentice Management GP. Each of Prentice Capital Management, Prentice Capital GP and Prentice Management GP and Mr. Zimmerman disclaim beneficial ownership of any of these securities. Mr. Charles Phillips is a principal officer of Prentice Capital Management and Prentice Capital GP and does not have any investment or voting power with respect to the securities held by the Domestic Prentice Funds or the Other Prentice Funds. Each of the Domestic Prentice Funds, Other Prentice Funds and Mr. Phillips disclaim beneficial ownership of any of these securities not held by such Domestic Prentice Fund, Other Prentice Fund or Mr. Phillips.
(2)	Each Reporting Person, as holders of convertible notes, warrants and preferred stock is prohibited from converting or exercising any of such securities if as a result it would beneficially own (as that term is defined in Rule 13d-3 of the Exchange Act) more than 9.99% of our outstanding Class A Common Stock pursuant to an ownership limitation set forth in the document evidencing the respective securities.
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

(4)	As reported in a Schedule 13G dated January 14, 2005 and in a selling securityholder questionnaire provided in connection with our company’s filing of a registration statement on Form S-3, each of Highbridge International LLC, Highbridge Capital Corporation, Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca may be deemed to be the beneficial owner of 4,911,793 shares of Class A Common Stock. Subject to the ownership limitation described in Note 2, each Reporting Person may be deemed the beneficial owner of (i) 1,889,242 shares of Class A Common Stock issuable to Smithfield Fiduciary LLC upon the exercise of certain warrants, (ii) 3,947,415 shares of Class A Common Stock issuable to Smithfield Fiduciary upon the conversion of certain secured convertible notes, (iii) 867,000 shares of Class A Common Stock issuable to Smithfield Fiduciary upon the conversion of preferred stock and (iv) 355,267 shares of Class A Common Stock issued to Smithfield Fiduciary upon the conversion of warrants. Highbridge Capital Management, LLC (“Highbridge”), is the trading manager of Smithfield Fiduciary LLC (“Smithfield”) and consequently has voting control and investment discretion over the shares of Class A common stock held by Smithfield. Glenn Dubin and Henry Swieca control Highbridge. Each of Highbridge and Messrs. Dubin and Swieca disclaims beneficial ownership of the shares of Class A common stock held by Smithfield.
(5)	As reported in a Schedule 13D dated January 14, 2005 and in a selling securityholder questionnaire provided in connection with our company’s filing of a registration statement on Form S-3, each of GMM Capital LLC, a Delaware limited liability company and GMM Trust, a trust formed under the law of the State of New Jersey, may be deemed to be the beneficial owner of 4,900,169 shares of Class A Common Stock. This amount includes (i) 4,440,169 shares of Class A Common Stock issuable to GMM Capital LLC upon the conversion of certain convertible notes and preferred stock and the exercise of certain warrants, (ii) 420,000 shares of Class A Common Stock issued to GMM Capital LLC upon the exercise of certain warrants and (iii) 40,000 shares of Class A Common Stock held by GMM Capital. GMM Trust is the sole member of GMM Capital.
(6)	As reported in a Schedule 13G dated January 14, 2005 and in a selling securityholder questionnaire provided in connection with our company’s filing of a registration statement on Form S-3, each of Millenco, LP, Millennium Holding Group, L.P., Millennium Management, L.L.C. and Israel A. Englander may be deemed to be the beneficial owner of 4,809,159 shares of Class A Common Stock. Subject to the ownership limitation described in Note 2, each Reporting Person may be deemed to be the beneficial owner of (i) 1,488,986 shares of Class A Common Stock issuable to Riverview Group, LLC, a Delaware limited liability company (“Riverview”) upon the exercise of certain warrants, (ii) 3,111,111 shares of Class A Common Stock issuable to Riverview upon the conversion of certain secured convertible notes, (iii) 683,333 shares of Class A Common Stock issuable upon the conversion of preferred stock; (iv) 280,000 shares of Class A Common Stock issued upon the conversion of certain warrants and (v) 1,150,300 shares of Class A Common Stock held outright by Millenco, LP, a Delaware limited partnership (“Millenco”). The managing member of Riverview is Millennium Holding Group, L.P., a Delaware limited partnership (“Millennium Holdings”). Millennium Management, L.L.C., a Delaware limited liability company (“Millennium Management”), is the general partner of Millennium Holdings and consequently may be deemed to have voting control and investment discretion over securities owned by Millennium Holdings and by Riverview. Israel A. Englander (“Mr. Englander”) is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. The foregoing should not be construed in and of itself as an admission by any of Millennium Holdings, Millennium Management or Mr. Englander as to beneficial ownership of the shares owned by Riverview. Millennium Partners, L.P., a Cayman Islands exempted limited partnership (“Millennium Partners”), is a limited partner of Millennium Holdings. As a limited partner, Millennium Partners has no investment or voting control over Millennium Holdings or its securities positions.

(7)	As reported in a Schedule 13G dated November 11, 2004, each of Martin D. Gruss, Trust FBO Martin D. Gruss, Gruss & Co., Inc. and Gruss Asset Management, L.P. (“Gruss LP”) may be deemed to be the beneficial owner of 3,000,000 shares of Class A Common Stock. This amount includes (i) 1,500,000 shares directly held by Gruss Global Investor Master Fund, Ltd. (“GGI”) and (ii) 1,500,000 shares directly held by Gruss Assets Management II, L.P. (“Gruss II, LP”). Gruss LP, a Delaware limited partnership serves as the investment manager to, and has investment discretion over the securities held by, GGI, a Cayman Islands exempted company with respect to common stock directly held by GGI. Gruss LP also serves as the general partner of Gruss II, LP, a Delaware limited partnership which serves as the investment manager to and has investment discretion over the securities held by, Gruss Distressed Opportunity Master Fund, Ltd., a Cayman Islands exempted company (“GDO”). Gruss & Co., Inc., a New York corporation serves as the general partner to Gruss LP with respect to the common stock directly owned by GGI and GDO. Trust FBO Martin D. Gruss, dated April 25, 1988, a Florida trust is the sole shareholder of Gruss & Co., Inc., with respect to the common stock directly owned by GGI and GDO. Martin D. Gruss serves as the trustee of the Trust FBO Martin D. Gruss with respect to the common stock directly owned by GGI and GDO.
(8)	As reported in a Schedule 13D dated March 7, 2005, each of Remy W. Trafelet and Trafelet & Company, LLC may be deemed to be the beneficial owner of 2,781,500 shares of Class A Common Stock. Remy W. Trafelet is the Managing Member of Trafelet & Company, LLC.
(9)	As reported in a Schedule 13G dated February 2, 2005, each of PAR Investment Partners, L.P., PAR Group, L.P. and PAR Capital Management, Inc. may be deemed to be the beneficial owner of 2,575,913 shares of Class A Common Stock. PAR Group, L.P. is the general partner of PAR Investment Partners, L.P. and PAR Capital Management, Inc. is the general partner of PAR Group, L.P.
(10)	Consists of 500,000 shares of Class A Common Stock issuable upon the exercise of options pursuant to the Company’s 1996 Long Term Incentive Plan within 60 days of May 16, 2005.
(11)	Consists of (i) 42,750 shares of Class A Common Stock and (ii) 15,000 shares of Class A Common Stock issuable upon the exercise of options pursuant to the Company’s 1996 Long Term Incentive Plan within 60 days of May 16, 2005.
(12)	Includes (i) 23,334 shares of Class A Common Stock issuable upon the exercise of options pursuant to the Company’s 1996 Long Term Incentive Plan within 60 days of May 16, 2005 and (ii) 3,333 shares of restricted stock that vest within 60 days of May 16, 2005.
(13)	Includes (i) 54,200 shares of Class A Common Stock issuable upon the exercise of options pursuant to the Company’s 1996 Long Term Incentive Plan within 60 days of May 16, 2005 and (ii) 4,000 shares of restricted stock that vest within 60 days of May 16, 2005.
(14)	Includes (i) 28,667 shares of Class A Common Stock issuable upon the exercise of options pursuant to the Company’s 1996 Long Term Incentive Plan within 60 days of May 16, 2005 and (ii) 3,333 shares of restricted stock that vest within 60 days of May 16, 2005.
(15)	Consists of 300,000 restricted shares of Class A Common Stock which are subject to vesting restrictions but have voting rights.
(16)	Consists of (i) 65,751 shares of Class A Common Stock issuable upon the exercise of options pursuant to the Company’s 1996 Long Term Incentive Plan within 60 days of May 16, 2005 and (ii) 300,000 restricted shares of Class A Common Stock which are subject to vesting restrictions but have voting rights.
(17)	Consists of 2,400,000 performance shares of Class A Common Stock which are subject to vesting restrictions but have voting rights.
(18)	Includes 750,000 restricted shares of Class A Common Stock which are subject to vesting restrictions but have voting rights.
(19)	Includes (i) 658,295 shares of Class A Common Stock issuable upon the exercise of options within 60 days of May 16, 2005, (ii) 2,400,000 performance shares of Class A Common Stock which are subject to vesting restrictions but have voting rights, (iii) 1,950,000 restricted shares of Class A Common Stock which are subject to vesting restrictions but have voting rights and (iv) 7,333 shares of restricted stock that vest within 60 days of May 16, 2005.

Item 13.    Certain Relationships and Related Transactions

Alan Siegel, a member of the Company’s board of directors, is a partner at the law firm of Akin Gump Strauss Hauer & Feld LLP, which provides legal services to the Company.

Item 14.    Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, for the audit of the Company’s annual financial statements for fiscal years 2004 and 2003, and fees billed for other services rendered by Deloitte & Touche LLP during those periods. All of the services for which fees are listed below were pre-approved by the Audit Committee.

	Fiscal Year
	2004	2003
Audit Fees (1)	$1,130,000	$225,800
Audit-Related Fees (2)	11,000	9,900
Tax Fees (3)	189,200	81,000
Total Fees	$1,330,200	$316,700

(1)	Audit fees are fees billed for professional services rendered for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and audit of the annual management assessment of the effectiveness of internal controls over financial reporting in 2004 (as required by Section 404 of the Sarbanes-Oxley Act of 2002). The increase in audit fees in fiscal year 2004 is due to increased audit hours associated with the audit of the Company’s annual financial statements, extended reviews of the Company’s quarterly reports on Form 10-Q, review of various filings and communications with the SEC and the audit of internal controls over financial reporting.
(2)	Audit-related fees are fees for the audit of the annual financial statements for the Retirement Savings Plan for both fiscal years 2004 and 2003.
(3)	Tax fees for fiscal year 2004 are fees for professional services rendered for preparation of federal and state corporate income tax returns, preparation of the Puerto Rico corporate income tax return and miscellaneous tax advice and tax planning related to federal and state income tax issues. The services for fiscal year 2003 included the review of state corporate income tax returns, preparation of the Puerto Rico corporate income tax return and miscellaneous tax advice and tax planning related to federal and state income tax issues.

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

Prior to engagement of the independent auditors for the following year’s audit, management will submit an aggregate of services expected to be rendered during that year.

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

Audit-related services are for assurance and related services performed by the independent auditor that are reasonably related to the performance of the audit or review of the financial statements, including the audit of the annual financial statements for the Company’s Retirement Savings Plan.

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

Item 15.    Exhibits and Financial Statement Schedules.

Exhibits

The following exhibits are filed as part of this Amendment No. 2 to the Annual Report on Form 10-K:

Exhibit No.	Description

10.35	Employment Agreement between the Company and Mr. Gary White dated March 28, 2005

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC.

(Registrant)

By:	/s/ JOEL N. WALLER
Joel N. Waller President and Chief Executive Officer

By:	/s/ DOUGLAS C. FELDERMAN
Douglas C. Felderman Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.35	Employment Agreement between the Company and Mr. Gary White dated March 28, 2005

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002