Form 10-Q
period 2005-07-30
WET SEAL INC
filed 2005-09-08
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares outstanding of the Registrant’s Preferred Stock, par value $0.01 per share, at September 2, 2005 was 12,222. The number of shares outstanding of the Registrant’s Class A Common Stock, par value $.10 per share, at September 2, 2005 was 58,569,126. There were no shares outstanding of the Registrant’s Class B Common Stock, par value $.10 per share, at September 2, 2005.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 30, 2005	January 29, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,125	$71,702
Income tax receivable	—	547
Other receivables	618	2,978
Merchandise inventories	36,671	18,372
Prepaid expenses and other current assets	4,792	3,918

Total current assets	107,206	97,517

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	86,257	85,873
Furniture, fixtures and equipment	52,632	52,848
Leasehold rights	528	778

	139,417	139,499
Less accumulated depreciation	(87,584)	(85,508)

Net equipment and leasehold improvements	51,833	53,991

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $1,555 and $1,025, at July 30, 2005 and January 29, 2005, respectively	4,378	4,836
Other assets	1,566	1,595
Goodwill	5,984	5,984

Total other assets	11,928	12,415

TOTAL ASSETS	$170,967	$163,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$13,787	$10,435
Accounts payable – other	7,822	9,941
Accrued liabilities	33,007	39,557
Bridge loan payable, including capitalized interest of $577 at January 29, 2005	—	10,577

Total current liabilities	54,616	70,510

LONG-TERM LIABILITIES:
Long-term debt	8,000	8,000
Convertible notes, including capitalized interest of $1,144 and $87 at July 30, 2005 and January 29, 2005, respectively, and net of unamortized discount of $44,448 and $44,276, at July 30, 2005 and January 29, 2005, respectively	12,696	11,811
Deferred rent	28,495	31,124
Other long-term liabilities	3,288	2,873

Total long-term liabilities	52,479	53,808

Total liabilities	107,095	124,318

CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized, 2,000,000 shares; 24,600 and no shares issued and outstanding at July 30, 2005 and January 29, 2005, respectively	24,600	—

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common Stock, Class A, $0.10 par value, authorized 300,000,000 shares; 50,496,141 and 38,188,233 shares issued and outstanding at July 30, 2005 and January 29, 2005, respectively	5,050	3,819
Common Stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; none and 423,599 shares issued and outstanding at July 30, 2005 and January 29, 2005, respectively	—	42
Paid-in capital	176,950	134,902
Accumulated deficit	(142,728)	(99,158)

Total stockholders’ equity	39,272	39,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,967	$163,923

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13-Week Period Ended		26-Week Period Ended
	July 30, 2005	July 31, 2004 (as restated, see Note 2)	July 30, 2005	July 31, 2004 (as restated, see Note 2)
Net sales	$126,284	$105,679	$230,108	$205,556
Cost of sales	84,763	94,859	156,034	180,499

Gross margin	41,521	10,820	74,074	25,057
Selling, general and administrative expenses	52,114	37,749	86,298	76,824
Store closure (adjustments) costs	(500)	—	4,652	—
Asset impairment	289	40,389	289	40,389

Operating loss	(10,382)	(67,318)	(17,165)	(92,156)
Interest (expense) income, net	(911)	(7)	(2,678)	239

Loss before provision for income taxes	(11,293)	(67,325)	(19,843)	(91,917)
Provision for income taxes	410	38,914	410	30,127

Net loss from continuing operations	(11,703)	(106,239)	(20,253)	(122,044)
Loss from discontinued operations, net of income taxes	—	(55)	—	(4,222)

Net loss	(11,703)	(106,294)	(20,253)	(126,266)
Accretion of non-cash dividends on convertible preferred stock (Note 6)	(23,317)	—	(23,317)	—

Net loss attributable to common stockholders	$(35,020)	$(106,294)	$(43,570)	$(126,266)

Net loss per share, basic and diluted:
Continuing operations	$(0.87)	$(3.31)	$(1.13)	$(3.92)
Discontinued operations	—	—	—	(0.14)

Net loss	$(0.87)	$(3.31)	$(1.13)	$(4.06)

Weighted average shares outstanding, basic	40,364,750	32,120,915	38,635,146	31,119,461

Weighted average shares outstanding, diluted	40,364,750	32,120,915	38,635,146	31,119,461

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	26-Week Period Ended
	July 30, 2005	July 31, 2004 (as restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,253)	$(126,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations, net of tax	—	4,222
Depreciation	5,887	13,026
Amortization of discount on secured convertible notes	328	—
Amortization of deferred financing costs	530	—
Adjustment of derivatives to fair value	(266)	—
Interest added to principal of bridge loan payable and secured convertible notes	2,342	—
Loss on disposal of equipment and leasehold improvements	90	640
Loss on sale of bonds	—	80
Asset impairment	289	40,389
Stock-based compensation	15,077	30
Deferred income taxes	—	27,718
Changes in operating assets and liabilities:
Income tax receivable	547	10,746
Other receivables	2,360	303
Merchandise inventories	(18,299)	(20,797)
Prepaid expenses and other current assets	(874)	(1,668)
Other non-current assets	29	(183)
Accounts payable and accrued liabilities	(6,024)	6,540
Income taxes payable	—	(187)
Deferred rent	(2,814)	2,444
Other long-term liabilities	158	2,853

Net cash used in operating activities of continuing operations	(20,893)	(40,110)
Net cash used in operating activities of discontinued operations	—	(3,133)

Net cash used in operating activities	(20,893)	(43,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(3,335)	(9,165)
Proceeds from sale of equipment and leasehold improvements	116	—
Proceeds from sale of marketable securities	—	49,482

Net cash (used in) provided by investing activities	(3,219)	40,317

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6	188
Proceeds from issuance of convertible preferred stock and common stock warrants	24,600	—
Payment of preferred stock transaction costs	(1,547)	—
Payment of deferred financing costs	(72)	—
Repayment of bridge loan	(11,862)	—
Proceeds from sale of common stock	—	25,649
Proceeds from exercise of common stock warrants	6,410	—

Net cash provided by financing activities	17,535	25,837

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,577)	22,911
CASH AND CASH EQUIVALENTS, beginning of period	71,702	13,526

CASH AND CASH EQUIVALENTS, end of period	$65,125	$36,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,964	$3

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Beneficial conversion feature of convertible preferred stock	$14,692	$—

Allocation of a portion of proceeds from issuance of convertible preferred stock to detachable common stock warrants	$8,509	$—

Allocation of a portion of proceeds from issuance of convertible preferred stock to Registration Rights Agreement	$116	$—

Conversion of 423,599 and 3,000,000 Class B common shares to Class A common shares during the 26-week periods ended July 30, 2005 and July 31, 2004, respectively	$42	$300

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements

Basis of Presentation

The information set forth in these condensed consolidated financial statements is unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 26 weeks ended July 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, and amendments thereto, of The Wet Seal, Inc. (the Company) for the year ended January 29, 2005.

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

Markdowns for clearance activities are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, and age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis for the 13 and 26 weeks ended July 30, 2005, and the 13 and 26 weeks ended July 31, 2004, were $14.8 million, $23.6 million, $22.3 million and $35.4 million, respectively, and represented 11.8%, 10.3%, 21.1% and 17.2% of sales, respectively.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital.

Quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluation for the 13 weeks ended July 30, 2005 indicated that operating losses existed at certain retail stores with a projection that the operating losses for these locations will continue. As such, the Company recorded non-cash charges of $0.3 million in the condensed consolidated statements of operations to write-down the carrying value of these stores’ long-lived assets to their estimated fair value as of July 30, 2005.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

As of July 31, 2004, based on disappointing sales results during the fiscal 2004 back-to-school period, the then expectation of continued operating losses through the end of fiscal 2004 and the Company’s historical operating performance, the Company concluded that an indication of impairment existed at July 31, 2004, with respect to a large number of its retail stores. Accordingly, the Company conducted an impairment evaluation as of July 31, 2004. Based on the results of this analysis, the Company recorded non-cash charges in its consolidated statements of operations to write down the carrying value of impaired long-lived assets as of July 31, 2004, by $40.4 million.

Revenue Recognition

Sales are recognized upon purchase by customers at the Company’s retail store locations. For online sales, revenue is recognized at the estimated time goods are received by customers. Shipping and handling fees billed to customers for on-line sales are included in net sales. Customers typically receive goods within 5 to 7 days of being shipped. The Company has recorded reserves to estimate sales returns by customers based on historical sales return results. A customer may return regular or promotionally priced merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the reserves established. As the reserve for merchandise returns is based on estimates, the actual returns could differ from the reserve, which could impact sales. The reserve for merchandise returns is recorded in accrued liabilities on the condensed consolidated balance sheets and was $0.9 million and $0.5 million at July 30, 2005, and January 29, 2005, respectively. For the 13 and 26 weeks ended July 30, 2005 and the 13 and 26 weeks ended July 31, 2004, shipping and handling fee revenues were $0.1 million, $0.3 million, $0.1 million and $0.2 million, respectively.

The Company recognizes the sales from gift cards and gift certificates and the issuance of store credits as they are redeemed. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the condensed consolidated balance sheets and was $6.0 million and $6.8 million at July 30, 2005 and January 29, 2005, respectively.

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

The Company, through its Arden B. division, introduced a customer loyalty program in August of 2004. Under the program, customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point threshold, the member earns awards that may be redeemed at any time for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales at the time awards are earned by the member. The program has been in effect for less than one year, resulting in the Company having limited history for assessing redemption patterns. However, the Company has anticipated partial non-redemption of awards based on the program’s redemption history to date. The unearned revenue for this customer loyalty program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $5.1 million and $3.5 million at July 30, 2005 and January 29, 2005, respectively.

Advertising Costs

Costs for advertising related to operations, consisting of magazine ads, in-store signage and promotions are expensed as incurred. Total advertising expenses related primarily to retail operations for the 13 and 26 weeks ended July 30, 2005 and the 13 and 26 weeks ended July 31, 2004 were $0.4 million, $1.4 million, $1.0 million and $2.7 million, respectively.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for its workers’ compensation and employee related health care programs, a portion of which is paid by its employees. Under the workers’ compensation insurance program, the Company is liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $5.0 million. Under the Company’s group health plan, the Company is liable for a deductible of $150,000 for each individual claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to the number of participants in the plan each month. For both of the insurance plans, the Company records a liability for the costs associated with reported claims and a projected estimate for unreported claims based on historical experience and industry standards. The Company adjusts these liabilities based on historical claims experience, demographic factors, severity factors and other actuarial assumptions. A significant change in the number or dollar amount of claims could cause the Company to revise its estimate of potential losses, which would affect its reported results.

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results in the 2004 back-to-school season and the Company’s historical operating performance, the Company concluded as of July 31, 2004, that it was more likely than not that the Company would not realize its net deferred tax assets. As a result of this conclusion, the Company reduced its deferred tax assets by establishing a tax valuation allowance of $38.9 million as of July 31, 2004. In addition, the Company discontinued recording income tax benefits in the condensed consolidated statements of operations and since has not recorded such income tax benefits. The Company will not record such income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. Also, the Company is currently evaluating whether an ownership change has occurred under Internal Revenue Code §382. If it is determined that an ownership change has occurred, the ability to utilize net operating loss carryforwards may be limited.

Stock Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”. Accordingly, compensation expense has been recognized for restricted stock grants, but no compensation expense has been recognized in the condensed consolidated financial statements for employee stock options or nonqualified stock options since the options granted were at prices that equaled or exceeded the fair market value of the related stock at the grant date.

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing and other binomial models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options and other instruments without vesting restrictions, which significantly differ from the Company’s stock-option and stock awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company’s calculations were made using the Black-Scholes option-pricing model for stock options and other plans with fixed terms with the following weighted average assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	81.86%	68.52%	81.86%	68.52%
Risk-Free Interest Rate	4.12%	3.71%	4.12%	3.71%
Expected Life of Option Following Grant (in months)	60	60	60	60

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

Upon approval by vote of the Company’s stockholders on January 10, 2005, the Company established the 2005 Stock Incentive Plan to attract and retain directors, officers, employees and consultants. The 2005 Stock Incentive Plan was subsequently amended with shareholder approval on July 20, 2005. The Company has reserved 12.5 million shares of Class A common stock for issuance under this incentive plan. As of July 30, 2005, 10,050,000 shares of restricted Class A common stock had been granted under this incentive plan to Joel N. Waller, the Company’s Chief Executive Officer, Michael Gold, a consultant engaged to assist with the turnaround of the Company’s Wet Seal Division, the Executive Vice President of the Wet Seal Division and the Company’s non-employee directors. In the near term the Company anticipates granting additional restricted shares in connection with the hiring or appointment of individuals, as well as company management. As a result of the granting of restricted shares, the Company has and will continue to incur non-cash compensation charges to its earnings over the vesting periods or when the restrictions lapse. Such charges are $14.4 million and $14.8 million for the 13 and 26 weeks ended July 30, 2005, respectively. As a result, the shares issued and to be issued under the 2005 Stock Incentive Plan will have a significant adverse effect on the results of operation and on earnings per share.

As noted above, during the 26 weeks ended July 30, 2005, the Company granted restricted stock to two of its key executives and to Michael Gold (see Note 7, “Consulting Agreement with Michael Gold”). Such stock has variable vesting, subject to certain stock price performance targets. In accordance with APB No. 25, compensation expense has been recognized, and will continue to be recognized, for the portion of the stock granted to the two key executives for which the stock price performance target has been achieved, and additional compensation expense will be recognized if and when the other stock price performance targets related to such grants are achieved. In addition, as discussed further in Note 7 herein, the Company has recognized consulting expense with respect to the restricted stock granted to Michael Gold prior to achievement of the related stock price performance targets, in accordance with accounting guidance applicable to stock-based compensation granted to non-employees. The Company’s calculations for determining fair value for these stock grants were made using both the Black-Scholes option pricing model and Monte-Carlo simulation. The Company used the following weighted average assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Dividend Yield	0.00%	—	0.00%	—
Expected Volatility	80.00%	—	80.00%	—
Risk-Free Interest Rate	4.6%	—	4.6%	—
Expected Life of Performance Stock Grant Following Grant (in months):
Grants to two key executives	36	—	36	—
Grant to Michael Gold	30	—	30	—

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

The Company’s calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of all of the above stock-based awards, net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net loss attributable to common stockholders:
As reported	$(35,020)	$(106,294)	$(43,570)	$(126,266)
Add:
Stock-based employee compensation included in reported net loss attributable to common stockholders, net of related tax effects	569	15	1,079	30
Deduct:
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,765)	(1,371)	(3,396)	(2,697)

Pro forma net loss attributable to common stockholders	$(36,216)	$(107,650)	$(45,887)	$(128,933)

Pro forma net loss per share, basic and diluted:
As reported	$(0.87)	$(3.31)	$(1.13)	$(4.06)
Pro forma	(0.90)	(3.35)	(1.19)	(4.14)

New Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF No. 05-6”), which requires that leasehold improvements acquired in a business combination or purchased significantly after and not contemplated at the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-6 is effective for periods beginning after June 29, 2005. The Company does not expect the provisions of this consensus to have a material impact on the Company’s financial position, results of operation or cash flows.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will be adopting this pronouncement beginning with its fiscal year 2006.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS No. 123 methodology and amounts. Prior periods presented do not require restatement. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will be adopting this pronouncement during the first quarter of its fiscal year 2006 and is currently evaluating its provisions and the impact on its consolidated financial statements. The adoption of SFAS No. 123(R) will have a significant adverse effect on the Company’s results of operations and earnings per share to the extent the Company continues to make share-based payments.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29” (“SFAS No. 153”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 is effective for the first fiscal year beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2: Restatement of Financial Statements

Accounting for Leases

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under GAAP. In light of this letter, the Company re-evaluated its lease accounting practices and has determined that certain of its lease accounting methods were not in accordance with GAAP, as described below.

Tenant Improvement Allowances

The Company had historically accounted for tenant improvement allowances as reductions to the related store leasehold improvement in the consolidated balance sheets and as a reduction in capital expenditures in investing activities in the consolidated statements of cash flows. In addition, although the Company typically amortized tenant improvement allowances over the life of the lease term, this amortization was reflected as a reduction to depreciation expense instead of a reduction to rent expense. Both depreciation expense and rent expense are included in cost of sales. The Company has determined that the appropriate interpretation of FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities in the consolidated balance sheets and as a component of operating activities in the consolidated statements of cash flows.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 2: Restatement of Financial Statements (continued)

Rent Holiday Periods

Under the requirements of FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense should be amortized on a straight-line basis over the term of the lease. Historically, the Company recognized rent holiday periods on a straight-line basis over the lease term commencing with the lease commencement date, which was typically the store opening date. The Company re-evaluated its accounting for rent holidays and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. This correction in accounting affects the recognition of rent expense and the deferred rent liabilities balance.

Disclosure of cash flows pertaining to Discontinued Operations

The Company determined that net cash flows from discontinued operations in the condensed consolidated statements of cash flows should be presented in the appropriate cash flow categories rather than being shown as a separate component of net cash flows, as was previously reported. Accordingly, the Company has reclassified net cash used in discontinued operations of $3.1 million for the 26 weeks ended July 31, 2004 to the appropriate cash flow categories for such period.

As a result of the above, the Company has restated the accompanying condensed consolidated financial statements for the 13 and 26 weeks ended July 31, 2004 from amounts previously reported as follows (in thousands, except per share data):

	Condensed Consolidated Statements of Operations
	As previously reported	Adjustments	As restated
13 Weeks Ended July 31, 2004
Cost of sales	$95,048	$(189)	$94,859
Gross margin	10,631	189	10,820
Asset impairment	36,709	3,680	40,389
Operating loss	(63,827)	(3,491)	(67,318)
Loss before provision for income taxes	(63,834)	(3,491)	(67,325)
Provision for income taxes	38,839	75	38,914
Net loss from continuing operations	(102,673)	(3,566)	(106,239)
Loss from discontinued operations, net of income taxes	(87)	32	(55)
Net loss	(102,760)	(3,534)	(106,294)

Net loss per share, basic and diluted:
Continuing operations	$(3.20)	$(0.11)	$(3.31)
Discontinued operations	—	—	—
Net loss	(3.20)	(0.11)	(3.31)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 2: Restatement of Financial Statements (continued)

	Condensed Consolidated Statements of Operations
	As previously reported	Adjustments	As restated
26 Weeks Ended July 31, 2004
Cost of sales	$180,826	$(327)	$180,499
Gross margin	24,730	327	25,057
Asset impairment	36,709	3,680	40,389
Operating loss	(88,803)	(3,353)	(92,156)
Loss before provision for income taxes	(88,564)	(3,353)	(91,917)
Provision for income taxes	29,998	129	30,127
Net loss from continuing operations	(118,562)	(3,482)	(122,044)
Loss from discontinued operations, net of income taxes	(4,507)	285	(4,222)
Net loss	(123,069)	(3,197)	(126,266)

Net loss per share, basic and diluted:
Continuing operations	$(3.81)	$(0.11)	$(3.92)
Discontinued operations	(0.14)	—	(0.14)
Net loss	(3.95)	(0.11)	(4.06)

	Condensed Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
26 Weeks Ended July 31, 2004
Net cash used in operating activities of continuing operations	$—	$(40,110)	$(40,110)
Net cash used in operating activities of discontinued operations	—	(3,133)	(3,133)
Net cash used in operating activities	(44,439)	1,196	(43,243)
Net cash provided by investing activities	45,069	(4,752)	40,317
Net cash used in discontinued operations	(3,556)	3,556	—

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 3: Store Closures (continued)

The Company initially completed its inventory liquidation sales and closing of 153 Wet Seal stores in March 2005. Subsequent to March 2005, the Company closed three additional Wet Seal stores and four stores were re-opened during the 13-week period ended July 30, 2005, since it was determined their cost to operate would be less than the cost to terminate their respective leases. The Company anticipates re-opening three more Wet Seal stores during its third quarter of fiscal 2005. During the 13-weeks ended April 30, 2005, the Company recognized $5.2 million in store closure costs associated with the closure of 50 Wet Seal stores during the quarter. The store closure costs consisted of $4.9 million for estimated lease termination costs and related expenses, $0.6 million for liquidation fees and expenses and a $0.3 million benefit related to the write-off of deferred rent. As a result of expected favorable dispositions and related lease termination costs, the Company reduced its store closure reserve by $0.5 million during the 13 weeks ended July 30, 2005.

The following summarizes the store closure reserve activity for the 13 and 26 weeks ended July 30, 2005:

(in thousands)	13 Weeks Ended July 30, 2005	26 Weeks Ended July 30, 2005
Balance at beginning of period	$8,950	$12,036
Accruals/adjustments	(500)	4,890
Payments	(5,506)	(13,982)

Balance at end of period	$2,944	$2,944

NOTE 4: Discontinued Operations

On January 6, 2004, the Board of Directors authorized the Company to proceed with its strategic decision to close all Zutopia stores by the end of the first quarter or early in the second quarter of fiscal year 2004 due to their poor financial results and perceived limited ability to become profitable in the future. As of the end of the second quarter of fiscal year 2004, all 31 Zutopia stores were closed.

The operating results of the discontinued Zutopia division included in the accompanying condensed consolidated statements of operations were as follows:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$—	$33	$—	$2,397

Loss from discontinued operations	—	$(55)	—	$(6,682)
Benefit for income taxes	—	—	—	(2,460)

Loss from discontinued operations, net of income taxes	$—	$(55)	$—	$(4,222)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 5: Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes

The Company maintains a $50.0 million senior revolving credit facility, as amended, (the “Facility”) with a $50.0 million sub-limit for letters of credit with Fleet Retail Group, Inc. (the “Lender”), which matures May 26, 2007. Under the terms of the Facility, the Company and the subsidiary borrowers are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants restricting their ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of their assets, subject to certain exceptions, without the Lender’s consent. The ability of the Company and its subsidiary borrowers to borrow and request the issuance of letters of credit is also subject to the requirement that the Company and its subsidiary borrowers maintain an excess of the borrowing base over the outstanding credit extensions of not less than the lesser of 15% of such borrowing base or $5.0 million. The interest rate on the revolving line-of-credit under the Facility is the prime rate or, if elected, LIBOR plus a margin ranging from 1.25% to 2.00%. The applicable LIBOR margin is based on the level of “Excess Availability” as defined under the Facility at the time of election.

The Facility accommodates an $8.0 million junior secured term loan. The term loan under the Facility is junior in payment to the $50.0 million senior revolving line of credit. The term loan bears interest at prime plus 7.0% and matures on May 27, 2007. Monthly payments of interest are payable through the maturity date, and the principal payment of $8.0 million is due on the maturity date. The average interest rate on the term loan for the 13 weeks ended July 30, 2005 was 13.1%.

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

At July 30, 2005, the amount outstanding under the Facility consisted of the $8.0 million junior secured term loan as well as $18.8 million in open documentary letters of credit related to merchandise purchases and $14.0 million in outstanding standby letters of credit, which included $10.6 million for inventory purchases. At July 30, 2005, the Company had $17.2 million available for cash advances and/or the issuance of additional letters of credit.

On November 9, 2004, the Company entered into a Securities Purchase Agreement (the “Financing”) with certain investors (the “Investors”) to issue and sell its new Secured Convertible Notes (the “Notes”), and certain other securities. Also on November 9, 2004, the Company entered into an agreement with the Investors and its lenders under the Facility whereby a secured term loan of $10.0 million was made to the Company as a bridge financing facility (the “Bridge Financing”). On December 13, 2004, the Company amended the Financing agreements to increase the aggregate amount of Notes to be issued from $40.0 million to $56.0 million and to relieve the Company of its obligation to issue certain securities originally issuable under the Securities Purchase Agreement. As consideration for entering into the amendments, the participating Investors were granted an additional 1.3 million Series A Warrant Shares.

On January 14, 2005, the Company issued $56.0 million in aggregate principal amount of its Notes due January 14, 2012 to the Investors and certain other parties. The Notes have an initial conversion price of $1.50 per share of the Company’s Class A common stock (subject to anti-dilution adjustments) and bear interest at an annual rate of 3.76% (interest may be paid in cash or capitalized at the Company’s discretion) and are immediately exercisable into Class A common stock. The initial conversion price assigned to the Notes was lower than the fair market value of the stock on the commitment date, creating a beneficial conversion feature. On January 14, 2005, the Company also issued the Series B Warrants, Series C Warrants and Series D Warrants (collectively with the Series A Warrants, the “Warrants”) to acquire initially up to 3.4 million, 4.5 million and 4.7 million shares of the Company’s Class A common stock, respectively. The warrants have strike prices that range from $1.75 to $2.50. Each Investor is prohibited from converting any of the secured convertible notes or exercising any warrants if as a result it would own beneficially at any time more than 9.99% of the outstanding Class A Common Stock of the Company.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 5: Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes (continued)

In accordance with the accounting guidelines established in Emerging Issues Task Force (EITF) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair value of the Warrants issued and the beneficial conversion feature of the Notes. Fair value was first determined for the Warrants using the Black-Scholes option pricing model. The Warrants were allocated a value of $14.4 million and reduced the face value of the Notes and increased paid-in capital using a method that approximates the relative fair value method. Based on the reduced value of the Notes and their conversion into 37,333,333 shares of Class A common stock, the effective conversion price was determined and compared to the market price of Class A Common Stock on the commitment date (January 11, 2005), the difference representing the beneficial conversion feature on a per share basis. The face value of the Notes was further reduced by $30.1 million, the value allocated to the beneficial conversion feature, and paid-in capital was increased.

Additionally, the Notes contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require the Company to redeem all or a portion of the Notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of the Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. The Company accounts for its derivative at fair value on the condensed consolidated balance sheet within other long-term liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company determines the fair value of the derivative instrument each period using both the Black-Scholes model and Monte-Carlo simulation model. Such models are complex and require significant judgments and estimates in the estimation of fair values in the absence of quoted market prices. The face value of the Notes was reduced by $0.7 million to record this liability. Changes in the fair market value of the derivative liability are recognized in earnings. During the 13 and 26 weeks ending July 30, 2005, there was a $150,000 decrease in the fair value of the embedded derivative, which the Company recognized as a decrease to the carrying value of the derivative liability and a credit to interest expense in the condensed consolidated statements of operations for such periods.

The resulting discount to the Notes is amortized under the interest method over the 7-year life of the Notes and charged to interest expense. The Notes have a yield to maturity of 27.1%. For the 13 and 26 weeks ended July 30, 2005, the Company recognized $0.3 million and $0.3 million, respectively, in interest expense related to the discount amortization. As of July 30, 2005, the net carrying value of the Notes was $12.7 million, including accrued interest.

On May 3, 2005, the Company repaid the amounts owed under the Bridge Financing, including capitalized interest (see Note 6).

The Facility ranks senior in right of payment to the Notes. At July 30, 2005, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

NOTE 6: Convertible Preferred Stock

On April 29, 2005, the Company signed a Securities Purchase Agreement and a related Registration Rights Agreement with several investors that participated in the Company’s January 2005 financing. Pursuant to the Securities Purchase Agreement, on May 3, 2005, the Company issued to the investors 24,600 shares of Series C Convertible Preferred Stock (the “Preferred Stock”), for an aggregate purchase price of $24.6 million. The Company received approximately $19.1 million in net proceeds (including the exercise of the Series A and Series B Warrants discussed below and after the retirement of the Bridge Financing) before transaction costs. The Preferred Stock is convertible into 8.2 million shares of Class A common stock, reflecting an initial $3.00 per share conversion price. The effective conversion price assigned to the Preferred Stock was lower than the fair value of the common stock on the commitment date, creating a beneficial conversion feature. The Preferred Stock is not entitled to any special dividend payments or mandatory redemption or voting rights. The Preferred Stock has customary weighted-average anti-dilution protection for future stock issuances below the applicable per share conversion price.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 6: Convertible Preferred Stock (continued)

Pursuant to the Securities Purchase Agreement, the investors agreed to exercise all of their outstanding Series A Warrants and a pro rata portion of their outstanding Series B Warrants that were issued in the January 2005 Private Placement. The Company issued approximately 3.4 million shares of Class A common stock related to the exercise of the Warrants at an aggregate exercise price of approximately $6.4 million.

The Company also issued new Series E Warrants to purchase up to 7.5 million shares of Class A Common Stock. The Series E Warrants are exercisable beginning November 3, 2005, and expire on November 3, 2010, and have an initial exercise price of $3.68, reflecting the closing bid price of the Common Stock on the business day immediately before the signing of the Securities Purchase Agreement. The Series E Warrants have anti-dilution protection for stock splits, stock dividends, distributions and similar transactions.

The Company used approximately $11.9 million of the proceeds from the financing to retire the outstanding Bridge Financing and approximately $1.5 million to pay transaction costs. The remainder of the proceeds, approximately $17.6 million, will be used for general working capital purposes.

In accordance with the accounting guidelines established in EITF Issue No. 98-5, EITF Issue No. 00-27 and other related accounting guidance, the Company determined the relative fair values of the Series E Warrants issued, the Preferred Stock and the Registration Rights Agreement to be approximately $8.5 million, $16.0 million and $0.1 million, respectively. The relative fair value allocated to the Series E Warrants reduced the face value of the Preferred Stock and increased paid-in capital. The relative fair value allocated to the Registration Rights Agreement also reduced the face value of the Preferred Stock and increased other long-term liabilities (see below). Based on the reduced value of the Preferred stock and its convertibility into 8.2 million shares of Class A common stock, the effective conversion price was determined and compared to the market price of Class A Common Stock on the commitment date (April 29, 2005), with the difference representing the beneficial conversion feature on a per share basis. The value allocated to the beneficial conversion feature reduced the face value of the Preferred Stock by approximately $14.7 million and increased paid-in capital.

The Preferred Stock is generally a perpetual security unless and until it is converted into Class A Common Stock. However, notwithstanding the fact that the Company has a Shareholder Rights Plan that provides anti-takeover protections that would go into effect if another entity or group acquires 12% or more of the outstanding voting stock of the Company, certain “change of control” events, as defined in the Certificate of Designations, Preferences and Rights of the Preferred Stock (the “Certificate”), may still be out of the Company’s control, which could require cash redemption of the Preferred Stock. Upon such a change of control or certain other liquidation events, as defined in the Certificate, the holders of the Preferred Stock would be entitled to receive cash equal to the stated value of the Preferred Stock ($1,000 per share) before any amount is paid to the Company’s common stockholders. As such, in accordance with EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities,” the Preferred Stock is presented outside of stockholders’ equity in the condensed consolidated balance sheets. If such a change of control event were to occur, the Preferred Stock would be recognized as a liability in the condensed consolidated balance sheets until redeemed.

Because the Preferred Stock is immediately convertible and has no stated redemption date, in accordance with EITF Issue No. 98-5 and EITF Issue No. 00-27, the $23.3 million discount on the Preferred Stock was recognized as a non-cash deemed dividend in its entirety on May 3, 2005, the Preferred Stock issuance date. The non-cash deemed dividend is recognized in the condensed consolidated statements of operations as a reduction to arrive at net loss attributable to common stockholders.

In accordance with the provisions of EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” the Company will include the shares issuable upon conversion of the Preferred Stock in its calculations of basic and diluted earnings per share to the extent such inclusion would be dilutive. Because the effect would have been anti-dilutive for the 13 and 26 weeks ended July 30, 2005, the Company did not include such shares in its calculations of basic and diluted earnings per share for such periods.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 6: Convertible Preferred Stock (continued)

The Company determined the Registration Rights Agreement associated with the Preferred Stock to be a derivative financial instrument subject to the provisions of SFAS No. 133. In accordance with SFAS No. 133, the Company accounts for this derivative at fair value on the condensed consolidated balance sheets within other long-term liabilities. Changes in the fair market value of this derivative liability are recognized in earnings. On July 29, 2005, the SEC declared effective an S-3 registration statement filed by the Company to register Class A common stock underlying the Preferred Stock and Series E Warrants, which reduced the derivative value of the Registration Rights Agreement to zero. As a result, during the 13 and 26 weeks ending July 30, 2005, the Company recognized a $0.1 million decrease in the fair value of this derivative as a decrease to the carrying value of the derivative liability and a credit to interest expense in the condensed consolidated statements of operations for such periods.

NOTE 7: Consulting Agreement with Michael Gold

Since late 2004, Michael Gold, a well-regarded retailer, has been assisting the Company with its merchandising initiatives for its Wet Seal business. On July 7, 2005, the Company entered into a consulting agreement and an associated stock award agreement with Mr. Gold to compensate him for his part in the sales turnaround of the Company and to provide incentives for his future assistance in achieving the Company’s return to profitability. Mr. Gold’s consulting agreement extends through January 31, 2007.

Under the terms of the consulting agreement, the Company paid Mr. Gold $2.1 million upon agreement execution and will pay Mr. Gold $100,000 per month from July 2005 through January 2007. The Company recorded $2.1 million and $2.2 million of consulting expense within general and administrative expenses in its condensed consolidated statements of operations for the 13 and 26 week periods ended July 30, 2005, respectively, to recognize Mr. Gold’s cash compensation earned to date.

Under the terms of the stock award agreement, the Company awarded Mr. Gold 2.0 million shares of non-forfeitable restricted stock to vest on January 28, 2006, and two tranches of performance shares (the “Performance Shares”) of 1.75 million shares each. Tranche one of the performance shares will vest as follows: 350,000 shares will vest if, at any time after January 1, 2006 and before January 1, 2008, the trailing 20-day weighted average closing price of the Company’s Class A common stock, or the “20-day Average Price,” equals or exceeds $3.50 per share; an additional 350,000 shares will vest (until tranche one is 100% vested) each time the 20-day Average Price during the vesting period equals or exceeds $4.00, $4.50, $5.00 and $5.50 per share, respectively. Tranche two of the performance shares will vest as follows: 350,000 shares will vest if, at any time after January 1, 2007 and before January 1, 2008, the 20-day Average Price equals or exceeds $6.00 per share; an additional 350,000 shares will vest (until tranche two is 100% vested) each time the 20-day Average Price during the vesting period equals or exceeds $6.50, $7.00, $7.50 and $8.00 per share, respectively. In addition, the tranche two performance shares to be otherwise earned in calendar year 2007 can vest earlier if sales of the Company’s Wet Seal division average $350 per square foot for any trailing 12-month period and an agreed merchandise margin is maintained.

In accordance with accounting standards established within EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” and SFAS No. 123, the Company recorded $13.3 million of non-cash consulting expense within general and administrative expenses during the 13 weeks ended July 30, 2005, for the value of the 2.0 million shares of non-forfeitable restricted stock as of the grant date.

Also in accordance with EITF Issue No. 96-18, EITF Issue No. 00-18 and SFAS No. 123, the Company will recognize consulting expenses for the fair value of the Performance Shares over the periods from the stock award agreement date to each tranche’s 350,000 share blocks’ respective vesting dates. The Company recorded $0.7 million of non-cash consulting expense within general and administrative expenses during the 13 weeks ended July 30, 2005, based on the then fair value of the Performance Shares and the portion of the consulting agreement period of July 2005 through January 2007 that had elapsed through July 30, 2005.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 7: Consulting Agreement with Michael Gold (continued)

For reporting periods leading up to the vesting dates of the respective blocks of 350,000 shares, the Company will record consulting expenses based upon the fair value of the Performance Shares and the time elapsed during such reporting period relative to the term of Mr. Gold’s consulting agreement. However, upon vesting of each block of 350,000 Performance Shares, based on the above vesting criteria, the Company will record any then unrecorded consulting expense associated with such share block based upon the Company’s common stock price on the day such vesting occurs. As such, the Company’s cumulative consulting expense for each such block of shares recognized through the vesting date will be an amount equal to (i) the Company’s common stock price on the vesting date multiplied by (ii) 350,000. Accordingly, the timing and amount of consulting expenses associated with the Performance Shares will fluctuate significantly depending upon changes in the Company’s common stock price and the related timing of achievement of the common stock price vesting thresholds.

NOTE 8: Net Income Per Share

For purposes of calculating basic and diluted earnings per share, the calculation of weighted average shares outstanding for the 13 and 26 weeks ended July 30, 2005 exclude the impact of the 10,050,000 shares of restricted Class A Common Stock issued and outstanding under the Company’s 2005 Stock Incentive Plan since such shares have not vested as of July 30, 2005, and, in some cases, will vest only upon achievement of certain performance conditions.

Potentially dilutive securities of 51,739,544, 47,121,576, 7,991 and 109,349 for the 13 and 26 weeks ended July 30, 2005 and the 13 and 26 weeks ended July 31, 2004, respectively, were not included in the calculation of diluted earnings per share because of their anti-dilutive effect.

NOTE 9: Commitments and Contingencies - Litigation

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”), on behalf of persons who purchased the Company’s common stock between January 7, 2003 and August 19, 2004. The Company and certain of its present and former directors and executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including the Company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal division and return that business to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company is vigorously defending this litigation and filed a motion to dismiss the consolidated complaint in April 2005. There can be no assurance that this litigation will be resolved in a favorable manner. Additionally, the Company is unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at July 30, 2005.

On February 8, 2005, the Company announced that the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) had commenced an informal, non-public inquiry regarding the Company. The Company indicated that the SEC’s inquiry generally related to the events and announcements regarding the Company’s 2004 second quarter earnings and the sale of Company stock by La Senza Corporation and its affiliates during 2004. The SEC has advised the Company that on April 19, 2005, it issued a formal order of investigation in connection with its review of matters relating to the Company. Consistent with the previous announcements, the Company intends to cooperate fully with the SEC’s inquiry. It is too soon to determine, and the Company is unable to predict, the likely outcome in this matter and whether such outcome will have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at July 30, 2005.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2005 and July 31, 2004 (as restated)

(Unaudited)

NOTE 9: Commitments and Contingencies – Litigation (continued)

In May 2004, the Company was notified by a consumer group, alleging that five products consisting of certain rings and necklaces contained an amount of lead that exceeded the maximum .1 parts per million of lead under Proposition 65 of the California Health and Safety Code; however, no money damages were requested. Each such contact constitutes a separate violation. The maximum civil penalty for each such violation is $2,500. The vendor of the products confirmed that the jewelry in question contained some lead. The vendor has confirmed, however, that it will accept the Company’s tender of liability. The Company has no outstanding invoices with the vendor. The Company has placed all future jewelry orders, effective October 2004, as lead-free orders, which may lead to a 10% to 30% increase in cost. On June 22, 2004, the California Attorney General filed a complaint on behalf of the Center for Environmental Health. On June 24, 2004, the Company was added to that complaint as a named defendant. The case is currently being mediated for resolution on industry standards. Additionally, the Company is unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at July 30, 2005.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment of any of the pending litigation, the Company is adequately covered by insurance. As of July 30, 2005, the Company was not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Restatement of Prior Financial Information

Throughout this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers. We are a Delaware corporation that operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.”. At July 30, 2005, we had 396 retail stores in 46 states, Puerto Rico and Washington D.C. Of the 396 stores, there were 305 locations within the Wet Seal chain and 91 were Arden B. locations. As a part of our financial turn-around strategy to improve our company’s operating results, we announced on December 28, 2004 our plans to close approximately 150 Wet Seal stores. We initially completed the closure of 153 Wet Seal stores by March 5, 2005. Subsequently, we decided to close three additional Wet Seal stores and in addition, re-open seven previously closed Wet Seal stores (of which four had re-opened as of July 30, 2005).

We operated a chain, Zutopia, which was not successful in generating profits. We made the determination to discontinue this chain of 31 stores at the end of fiscal year 2003. The 26-week period ending July 30, 2004 included a $4.2 million loss from discontinued operations, net of income taxes, for the Zutopia chain during the period.

Store Formats

Wet Seal. Founded in 1962, Wet Seal targets the fashion-conscious junior customer by providing a balance of moderately priced fashionable brand name and company-developed apparel and accessories. While Wet Seal targets fashion-forward teens, we believe that Wet Seal’s core customer is between the ages of 17 and 19 years old. Wet Seal stores average approximately 4,000 square feet in size. As of July 30, 2005, we operated 305 Wet Seal stores.

Arden B. In the fourth quarter of fiscal 1998, we opened our first Arden B. store. Arden B. stores cater to the fashionable, sophisticated contemporary woman. With a unique mix of high quality European and custom in-house designs, Arden B. delivers a hip, sophisticated wardrobe of fashion separates and accessories for all facets of the customer’s lifestyle: everyday, wear-to-work, special occasion and casual, predominantly under the “Arden B.” brand name. Arden B. stores average approximately 3,200 square feet in size. As of July 30, 2005, we operated 91 Arden B. locations.

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

Current Trends and Outlook

In January 2005 we initiated the primary component of our turnaround strategy, our new merchandise approach for our Wet Seal brand. This approach, among other things, consisted of lower retail prices, a broader assortment of fashion-right merchandise and more frequent delivery of fresh merchandise. Since the introduction of this new strategy, we have experienced comparable store sales growth of 29.8% and 55.9% for the fiscal quarters ended April 30, 2005, and July 30, 2005, respectively. The recent comparable store sales trend has resulted entirely from increased transaction counts. The acceleration of comparable store sales results continues to validate our merchandise strategy for our Wet Seal business. As a result of our improving sales trend and the completion of our Wet Seal division store closure plan, we experienced a significant improvement in our net loss from continuing operations for the 13-week and 26-week periods ended July 30, 2005 versus the same periods a year ago. Gross margin expanded to 32.9% and 32.2% of sales, respectively, for the 13-week and 26-week periods ended July 30, 2005, versus 10.2% and 12.2%, respectively, for the comparable periods a year ago, driven by the improving sales in existing stores, lower merchandise markdowns and the benefits of closing low volume stores. Our current operating performance trend and recent financing transactions have resulted in increased liquidity for the Company and in turn, improved our current credit standing with suppliers, which may further improve our liquidity. However, we cannot assure you that we will not experience future declines in comparable store sales. If our current sales trends do not continue and our comparable store sales drop significantly, this could impact our operating cash flow and we may be forced to seek alternatives to address our cash constraints, including seeking additional debt and/or equity financing.

Store Closures

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We appointed Hilco to manage the inventory liquidations for the store closures and Hilco Advisors to negotiate with the respective landlords for purposes of lease terminations and buyouts. The Company initially completed its inventory liquidation sales and closing of 153 Wet Seal stores in March 2005. Subsequent to March 2005, the Company closed three additional Wet Seal stores and in addition, four stores were re-opened during the 13-week period ended July 30, 2005, since it was determined their cost to operate would be less than the cost to terminate their respective leases. The Company anticipates re-opening three more Wet Seal stores during its third quarter of fiscal 2005. Any future closures will be the result of natural lease expirations where we decide not to extend, or are unable to extend, a store lease. We took a charge of $4.9 million related to the estimated lease termination costs for the balance of store closures that we expected would occur in our first quarter ending April 30, 2005. We have completed or are about to complete, termination agreements on 149 of the original 153 Wet Seal stores identified for closure. As a result of expected favorable dispositions and related lease termination costs, the Company reduced its store closure reserve $0.5 million during the 13 weeks ended July 30, 2005.

Issuance of Convertible Preferred Stock and Common Stock Warrants

To further enhance our financial position and provide sufficient capital to finance our efforts of improving the performance of the Company over the next twelve months, we announced on April 29, 2005, the signing of a Securities Purchase Agreement with several investors that participated in the Company’s January 2005 financing. On May 3, 2005 we completed this financing and received approximately $19.1 million in net proceeds (including the proceeds from the exercise of the Series A and Series B Warrants discussed below and after the retirement of our $10.0 million bridge loan and related accrued interest) before transaction costs. Pursuant to the Securities Purchase Agreement, the investors agreed to exercise all of their outstanding Series A Warrants and a pro rata portion of the outstanding Series B Warrants that were issued in the January 2005 Private Placement (see Note 5 of Notes to Condensed Consolidated Financial Statements herein). We issued approximately 3.4 million shares of our Class A common stock related to the exercise of these warrants at an aggregate exercise price of approximately $6.4 million.

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

We also issued new warrants to purchase up to 7.5 million shares of our Class A Common Stock. The new warrants are exercisable beginning November 3, 2005, and expire on November 3, 2010. The new warrants have an initial exercise price of $3.68, reflecting the closing bid price of our common stock on the business day immediately before the signing of the Securities Purchase Agreement. The new warrants have anti-dilution protection for stock splits, stock dividends, distributions and similar transactions.

We used approximately $11.9 million of the proceeds from the financing to retire our outstanding bridge loan, which was provided by certain participants of the January 2005 Private Placement. The remainder of the proceeds, approximately $19.1 million, will be used for general working capital purposes and costs of this transaction.

As described more fully in Note 6 of Notes to Condensed Consolidated Financial Statements herein, based on valuations of the new warrants, the Registration Rights Agreement associated with the Preferred Stock and the beneficial conversion feature of the Preferred Stock, we recorded the Preferred Stock at a discount of approximately $23.3 million, with such discount also recorded as an increase to paid-in capital. During the 13 weeks ended July 30, 2005, we recorded a non-cash preferred stock dividend to amortize this discount in its entirety. The non-cash dividend is recognized in our condensed consolidated statements of operations as a reduction to arrive at net loss attributable to common stockholders.

Credit Extensions

Due to our financial results through January 29, 2005, we experienced a tight credit environment. Credit extended to us by vendors, factors, and others for merchandise and services was extremely limited. The impact of this credit tightening required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. The lack of credit created a considerable need for working capital. This tight credit environment resulted, in some cases, in delays or disruption in merchandise flow, which in turn had an adverse effect on our sales and results of operations. Our improving sales trend, the completion of our most recent financing in May 2005 and our improved operating results for our most recent quarter ended July 30, 2005 has improved our cash position and liquidity profile. As such, we anticipate an easing of credit with our vendors and their factors in the near-term and, if our positive trends continue, further improvement in obtaining more favorable credit terms. However, there can be no assurances we will achieve such improvements.

Michael Gold

Since late 2004, Michael Gold, a well-regarded retailer, has been assisting our company with merchandising initiatives for our Wet Seal business. On July 7, 2005, we entered into a consulting agreement and an associated stock award agreement with Mr. Gold to compensate him for his part in our sales turn-around and to provide incentives for his future assistance in achieving our return to profitability. Mr. Gold’s consulting agreement extends through January 31, 2007.

Under the terms of the consulting agreement, we paid Mr. Gold $2.1 million upon execution and will pay him $0.1 million per month from July 2005 through January 2007. We recorded $2.1 million and $2.2 million of consulting expense within general and administrative expenses in our condensed consolidated statements of operations for the 13 and 26 week periods ended July 30, 2005, respectively, to recognize Mr. Gold’s cash compensation earned to date.

Under the terms of the stock award agreement, we awarded Mr. Gold 2.0 million shares of non-forfeitable restricted stock to vest on January 28, 2006, and two tranches of performance shares (the “Performance Shares”) of 1.75 million shares each. The Performance Shares will vest upon our achievement of certain common stock market price thresholds as specified in the stock award agreement. The second tranche of performance shares may also vest upon our achievement of certain sales and gross margin levels, also as specified in the stock award agreement.

As more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements herein, we recorded $13.3 million of non-cash consulting expense within general and administrative expenses during the 13 weeks ended July 30, 2005, for the value of the 2.0 million shares of non-forfeitable restricted stock as of the grant date, and we recorded $0.7 million of non-cash consulting expense within general and administrative expenses during the 13 weeks ended July 30, 2005, based on the then fair value of the Performance Shares and the portion of the consulting agreement period of July 2005 through January 2007 that had elapsed through July 30, 2005. Prospectively, the Performance Shares will be accounted for on a variable basis, whereby quarterly charges through the remainder of the vesting periods, which could extend as far as January 1, 2008, will be based upon the then fair value of the Performance Shares.

Code of Conduct

We maintain a Code of Conduct for Vendors and Suppliers that provides guidelines for their employment practices such as wages and benefits, health and safety, working age, environmental conditions and related employment matters.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, impairment of goodwill, stock-based compensation, recovery of deferred income taxes, and insurance coverage.

Revenue Recognition

Sales are recognized upon purchase by customers at our retail store locations. For online sales, revenue is recognized at the estimated time goods are received by customers. Additionally, shipping and handling fees billed to customers are classified as revenue. Customers typically receive goods within 5 to 7 days of being shipped. We have recorded reserves to estimate sales returns by customers based on historical sales return results and merchandise margins. A customer may return regular or promotionally priced merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the reserves established. As the reserve for merchandise returns is based on estimates the actual returns could differ from the reserve, which could impact sales.

We recognize the sales from gift cards and gift certificates and the issuance of store credits as they are redeemed.

Through our Wet Seal division, we have a Frequent Buyer Card program that entitles the customer to receive a 10% to 20% discount on all purchases made during the twelve-month program period. The revenue from the annual membership fee of $20.00 is non-refundable. Revenue is recognized over the twelve-month membership period base upon historical spending patterns for Wet Seal customers.

We introduced a customer loyalty program in our Arden B. division in August of 2004. Under the program, customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point threshold, she earns awards that may be redeemed at any time for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales at the time awards are earned by the customer. The program has been in effect for less than one year, resulting in our having limited history for assessing redemption patterns. However, we have anticipated partial non-redemption of awards based on the program’s redemption history to date. If actual redemptions ultimately differ from accrued redemption levels, we could record adjustments to the unearned revenue accrual, which would affect sales.

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

Markdowns for clearance activities are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, and age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis for the 13 and 26 weeks ended July 30, 2005, and the 13 and 26 weeks ended July 31, 2004, were $14.8 million, $23.6 million, $22.3 million and $35.4 million, respectively, and represented 11.8%, 10.3%, 21.1% and 17.2% of sales, respectively.

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

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted estimated future cash flows of the assets using a rate that approximates our weighted average cost of capital. Quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable.

As of July 30, 2005, we determined such events or changes in circumstances had occurred with respect to two of our retail stores. Our evaluation for the 13 weeks ended July 30, 2005 indicated that operating losses existed at these stores with a projection that the operating losses for these locations will continue. As such, we recorded non-cash charges of $0.3 million in our condensed consolidated statements of operations to write-down the carrying value of these stores’ long-lived assets to their estimated fair value as of July 30, 2005.

As of July 31, 2004, based on disappointing sales results during the fiscal 2004 back-to-school period, the then expectation of continued operating losses through the end of fiscal 2004 and our historical operating performance, we concluded that an indication of impairment existed at July 31, 2004, with respect to a large number of our retail stores. Accordingly, we conducted an impairment evaluation as of July 31, 2004. Based on the results of this evaluation, we recorded non-cash charges in our consolidated statements of operations to write down the carrying value of impaired long-lived assets as of July 31, 2004, by $40.4 million.

The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. If our sales growth, gross margin performance or other estimated operating results are not achieved at or above our forecasted level, or cost inflation exceeds our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our retail stores may prove to be unrecoverable and we may incur additional impairment charges in the future.

Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually during the fourth quarter of our fiscal year, and also on an interim basis if an event or circumstance indicates that it is more likely than not impairment may have occurred. The impairment, if any, is measured based on the estimated fair value of a reporting unit. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other retail businesses. Impairment occurs when the carrying amount of the goodwill exceeds its estimated fair value.

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we use the assumptions for items such as comparable store sales, store count growth rates, the rate of inflation and the discount rate we consider to be the market discount rate for acquisitions of retail businesses.

If our assumptions used in performing the impairment test prove inaccurate, the fair value of our goodwill may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred.

Stock-Based Compensation

We have various stock-based compensation arrangements that provide options, warrants, restricted stock grants and performance shares to certain employees, non-employee directors, consultants, lenders and landlords. We have elected to account for stock-based compensation to employees in accordance with Accounting Principles Board (“APB”) No. Opinion 25, “Accounting for Stock Issued to Employees,” which utilizes the intrinsic value method of accounting for stock-based compensation. For certain of our stock-based compensation arrangements, we also apply other accounting guidance, including Emerging Issues Task Force (EITF) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.”

The application of these accounting standards may require initial valuations and periodic re-valuations of the equity instruments we have issued as stock-based compensation. These initial valuations and re-valuations may require consideration of our then common stock price and estimates that include future common stock price volatility, risk-free interest rates and anticipated annual dividends. If our common stock price fluctuates or the assumptions we use to value such equity instruments change, we may record charges or credits, which may be significant, to increase or decrease the amount of expense recognized for stock-based compensation.

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and our historical operating performance, management concluded that it is more likely than not that we would not realize our net deferred tax assets. As a result of this conclusion, we reduced to zero our net deferred tax assets by establishing a tax valuation allowance of $40.4 million in fiscal 2004. In addition, we have discontinued recognizing income tax benefits in the condensed consolidated statements of operations until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets. As of July 30, 2005, the deferred tax asset valuation allowance was $105.3 million. Also, we are currently evaluating whether an ownership change has occurred under Internal Revenue Code Section 382. If we determine that an ownership change has occurred, our ability to utilize net operating loss carryforwards may be limited.

Insurance Coverage

We are partially self-insured for our worker’s compensation and group health plans. Under the workers’ compensation insurance program, we are liable for a deductible of $250,000 for each individual claim and an aggregate annual liability of $5.0 million. Under our group health plan, we are liable for a deductible of $150,000 for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to the number of participants in the plan each month. For both of the insurance plans, we record a liability for the costs associated with reported claims and a projected estimate for unreported claims due to historical experience and industry standards. We will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause us to revise our estimate of potential losses and affect our reported results.

New Accounting Pronouncements

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. We will apply the principles of SAB No. 107 in conjunction with our adoption of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS No. 123 methodology and amounts. Prior periods presented do not require restatement. This statement is effective for the first fiscal year beginning after June 15, 2005. We will be adopting this pronouncement during the first quarter of our fiscal year 2006 and are currently evaluating its provisions and the impact on our consolidated financial statements. The adoption of SFAS No. 123(R) will have a significant adverse effect on our results of operations and earnings per share to the extent we continue to make share-based payments.

Additional information regarding new accounting pronouncements is contained in Note 1 of Notes to Condensed Consolidated Financial Statements herein.

Results of Operations

Except as otherwise noted, the following discussion of our financial position and results of operations excludes our discontinued Zutopia division, which was closed by May 2004.

The following table sets forth selected income statement data as a percentage of net sales for the 13-week and 26-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales 13 Weeks Ended		As a Percentage of Sales 26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.1	89.8	67.8	87.8

Gross margin	32.9	10.2	32.2	12.2
Selling, general and administrative expenses	41.3	35.7	37.5	37.4
Store closure (adjustments) costs	(0.4)	—	2.0	—
Asset impairment	0.2	38.2	0.1	19.6

Operating loss	(8.2)	(63.7)	(7.4)	(44.8)
Interest (expense) income, net	(0.7)	(0.0)	(1.2)	0.1

Loss before provision for income taxes	(8.9)	(63.7)	(8.6)	(44.7)
Provision for income taxes	0.3	36.8	0.2	14.7

Net loss from continuing operations	(9.2)	(100.5)	(8.8)	(59.4)
Loss from discontinued operations, net of income taxes	—	(0.1)	—	(2.0)

Net loss	(9.2)	(100.6)	(8.8)	(61.4)
Accretion of non-cash dividends on convertible preferred stock	18.5	—	10.1	—

Net loss attributable to common stockholders	(27.7)%	(100.6)%	(18.9)%	(61.4)%

Thirteen Weeks Ended July 30, 2005 Compared to Thirteen Weeks Ended July 31, 2004

Net sales

(in millions)

	13 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		13 Weeks Ended July 31, 2004
Net Sales	$126.3	$20.6	19.5%	$105.7
Comparable store sales			55.9%

Net sales for the 13 weeks ended July 30, 2005 increased as a result of significant growth in comparable store sales.

•	Comparable store sales increased 55.9% as a result of a combined 97.1% increase in transaction counts per store for Wet Seal and Arden B, partially offset by a combined 12.6% decrease in average dollar sale for both Wet Seal and Arden B.

•	The sales growth from increased comparable store sales was partially offset by having fewer stores in operation during the 13-week period ended July 30, 2005 than a year ago. The fewer stores in operation primarily resulted from closing 153 Wet Seal stores during the period of December 26, 2004, through March 5, 2005.

Cost of sales

(in millions)

	13 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		13 Weeks Ended July 31, 2004
Cost of sales	$84.8	($10.1)	(10.6%)	$94.9
Percent of net sales	67.1%		(22.7%)	89.8%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying and sourcing, inspection costs, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales, in dollars and as a percent to sales, decreased due to:

•	The volume impact of closing 153 low sales volume, unprofitable Wet Seal stores.

•	The positive effect of higher average store sales on design, buying, planning and occupancy costs.

•	Significantly lower markdown volume related to our combined Wet Seal and Arden B. divisions (37.0% during the 13 weeks ended July 30, 2005 versus 75.9% during the 13 weeks ended July 31, 2004).

Selling, general and administrative expenses (SG&A)

(in millions)

	13 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		13 Weeks Ended July 31, 2004
Selling, general and administrative expenses	$52.1	$14.4	38.1%	$37.7
Percent of net sales	41.3%		5.6%	35.7%

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

Selling expenses decreased $2.9 million to 21.1% of sales, or 6.9% as a percentage of sales, from a year ago. The decrease in store operating expenses from last year, in total dollars and as a percentage of sales, was primarily due to closure of 153 low volume Wet Seal stores, lower spending for advertising, which included the discontinuance of our in-store fashion and entertainment network, the benefit of sales volume leverage from the comparable store sales increases from ongoing stores, and changes in our store staffing model.

General and administrative expenses increased approximately $17.3 million over last year to $25.4 million. As a percent to sales, general and administrative expenses were 20.2%, or 12.5% as a percentage of sales higher than a year ago. Although we reduced costs by approximately $0.4 million for salaries and wages, $0.2 million for computer maintenance expenses and $0.2 million for worker’s compensation expense, these reductions were more than offset by the following:

•	$2.1 million in cash charges and $14.0 million in non-cash stock compensation charges incurred under the terms of the consulting and stock award agreements we executed with Michael Gold in July 2005.

•	An increase in incentive compensation expense, including stock compensation, of $1.1 million due to operating performance improvements.

•	An increase in legal fees of $0.6 million, primarily associated with our class action litigation, SEC investigation and public filings with Securities and Exchange Commission.

•	A charge of $0.4 million to increase an accrual for the estimated settlement cost of currently ongoing sales and use tax audits.

Store closure (adjustments) costs

(in millions)

	13 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		13 Weeks Ended July 31, 2004
Store closure (adjustments) costs	($0.5)	($0.5)	—	—
Percent of net sales	(0.4%)		(0.4)%	—

As a result of favorable dispositions and decreases in estimated costs for lease terminations, during the 13 weeks ended July 30, 2005, we recognized a $0.5 million credit to store closure costs for the 13-week period ended July 30, 2005. We had no activity requiring incurrence of store closure costs a year ago.

Asset impairment

(in millions)

	13 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		13 Weeks Ended July 31, 2004
Asset impairment	$0.3	($40.1)	99.3%	$40.4
Percent of net sales	0.2%		(38.0%)	38.2%

Based on our quarterly assessment of the carrying value of long-lived assets conducted in accordance with SFAS No. 144, as of July 30, 2005, we identified two stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such store’s respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values. We incurred a non-cash charge of $0.3 million to write down these stores to their respective fair values.

Based on a similar analysis conducted as of July 31, 2004, we recorded a non-cash charge of $40.4 million. The prior year significant charge resulted from disappointing sales results for our “Back-To-School” season and recent historical results. The evaluation and determination of the impairment charge was the result of a store-by-store analysis, including review of their respective historical operating performances over the prior three years and forecasts of future operating performances over their remaining lease terms.

Interest (expense) income, net

(in millions)

	13 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		13 Weeks Ended July 31, 2004
Interest expense, net	($0.9)	($0.9)	—	$(0.0)
Percent of net sales	(0.7%)		(0.7%)	(0.0)%

We incurred net interest expense of $0.9 million for the 13-week period ended July 30, 2005 comprised of:

•	Interest expense of $0.3 million under our secured credit facility (the “Facility”) for our $8.0 million term-loan, which bears interest at prime plus 7%, plus related Facility fees.

•	Interest expense of $0.2 million incurred during the quarter through the repayment date on our $10.0 million bridge loan, which had an annual rate of interest of 25.0%.

•	Non-cash interest expense of $0.8 million with respect to our $56.0 million aggregate principal amount of convertible notes issued on January 14, 2005, which includes both an annual interest rate of 3.76%, which we have elected to add to principal, and related discount amortization.

•	Amortization of deferred financing costs of $0.3 million associated with the placement of the Facility, term loan and convertible notes.

•	Interest income of $0.5 million from investment of excess cash.

•	Non-cash credits of $0.2 million to interest expense to recognize the decrease in market value during the quarter of derivative liabilities resulting from a “change in control” put option held by the investors in our convertible notes and the Registration Rights Agreement associated with our convertible preferred stock.

Provision for income taxes

(in millions)

	13 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		13 Weeks Ended July 31, 2004
Provision for income taxes	$0.4	$38.5	(98.9)%	$38.9

As discussed below, we ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning with our second quarter of fiscal 2004. We did not recognize income tax benefits related to net operating losses generated during the 13-week period ended July 30, 2005 as we continue to believe it to be more likely than not that we will not generate sufficient taxable income to realize these deferred tax assets. During the 13 weeks ended July 30, 2005, we incurred a provision for income taxes of $0.4 million to write off certain state tax receivables we no longer believe to be realizable.

For the 13 weeks ended July 31, 2004, we incurred a provision for income taxes of $38.9 million, comprised of the establishment of a tax valuation allowance against all of our deferred tax assets. The tax valuation allowance was deemed necessary in light of disappointing sales results, our expectations at that time for weak third quarter operating results and our historical operating performance. We established this tax valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires deferred tax assets to be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future.

Discontinued Operations

We closed 31 Zutopia stores during the course of the first two quarters of fiscal 2004. The loss of $0.1 million reflects the operating losses during the 13-week period ended July 31, 2004, including lease termination costs.

Accretion of non-cash dividends on convertible preferred stock

As discussed further in Note 6 of Notes to Condensed Consolidated Financial Statements herein, we issued 24,600 shares of our Series C Convertible Preferred Stock, with a stated value of $24.6 million, on May 3, 2005. We initially recorded this preferred stock at a discount of $23.3 million. During the 13 weeks ended July 30, 2005, we immediately accreted this discount in its entirety in the form of a deemed non-cash preferred stock dividend since the preferred stock is immediately convertible and has no stated redemption date.

Twenty-Six Weeks Ended July 30, 2005 Compared to Twenty-Six Weeks Ended July 31, 2004

Net sales

(in millions)

	26 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		26 Weeks Ended July 31, 2004
Net Sales	$230.1	$24.5	11.9%	$205.6
Comparable store sales			43.7%

Net sales for the 26 weeks ended July 30, 2005 increased as a result of significant growth in comparable store sales.

•	Comparable store sales increased 43.7% as a result of a combined 80.1% increase in transaction counts for Wet Seal and Arden B, partially offset by a combined 12.3% decrease in average dollar sale for both Wet Seal and Arden B.

•	The sales growth from increased comparable store sales was partially offset by having fewer stores in operation during the 26-week period ended July 30, 2005 than a year ago. The fewer stores in operation primarily resulted from closing 153 Wet Seal stores during the period of December 26, 2004, through March 5, 2005.

Cost of sales

(in millions)

	26 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		26 Weeks Ended July 31, 2004
Cost of sales	$156.0	($24.5)	(13.6%)	$180.5
Percent of net sales	67.8%		(20.0%)	87.8%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying and sourcing, inspection costs, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales, in dollars and as a percent to sales, decreased due to:

•	The volume impact of closing 153 low sales volume, unprofitable Wet Seal stores.

•	The positive effect of higher average store sales on design, buying, planning and occupancy costs.

•	Significantly lower markdown volume related to our combined Wet Seal and Arden B. divisions (32.7% during the 26 weeks ended July 30, 2005 versus 61.7% during the 26 weeks ended July 31, 2004).

Selling, general and administrative expenses (SG&A)

(in millions)

	26 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		26 Weeks Ended July 31, 2004
Selling, general and administrative expenses	$86.3	$9.5	12.3%	$76.8
Percent of net sales	37.5%		0.1%	37.4%

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

Selling expenses decreased $8.4 million to 22.6% of sales, or 6.9% as a percentage of sales, from a year ago. The decrease in store operating expenses from last year, in total dollars and as a percentage of sales, was primarily due to closure of 153 low volume Wet Seal stores, lower spending for advertising, which included the discontinuance of our in-store fashion and entertainment network, the benefit of sales volume leverage from the comparable store sales increases from ongoing stores, and changes in our store staffing model.

General and administrative expenses increased approximately $17.9 million over last year to $34.2 million. As a percent to sales, general and administrative expenses were 14.8%, or 6.9 percentage points higher than a year ago. Although we reduced costs by approximately $0.9 million for salaries and wages, $0.4 million for computer maintenance expenses and $0.2 million for worker’s compensation expense, these reductions were more than offset by the following:

•	$2.2 million in cash charges and $14.0 million in non-cash stock compensation charges incurred under the terms of the consulting and stock award agreements we executed with Michael Gold in July 2005.

•	An increase in incentive compensation expense, including stock compensation, of $2.0 million, due to operating performance improvements.

•	An increase in legal fees of $0.8 million, primarily associated with our class action litigation, SEC investigation and public filings with Securities and Exchange Commission.

•	A charge of $0.4 million to increase an accrual for the estimated settlement cost of currently ongoing sales and use tax audits.

Store closure (adjustments) costs

(in millions)

	26 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		26 Weeks Ended July 31, 2004
Store closure (adjustments) costs	$4.7	$4.7	—	—
Percent of net sales	2.0%		2.0%	—

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We appointed Hilco to manage the inventory liquidations for the store closures and Hilco Advisors to negotiate with the respective landlords for purposes of lease terminations and buyouts. We initially completed our inventory liquidation sales and closing of 153 Wet Seal stores in March 2005. Subsequent to March 2005, we closed three additional Wet Seal stores and in addition, four stores were re-opened during the 13-week period ended July 30, 2005, since it was determined their cost to operate would be less then the cost to terminate their respective leases. In our first quarter ended April 30, 2005, we took charges of $4.9 million related to the estimated lease termination costs for the balance of store closures that we expected would occur and $0.6 million for liquidation fees and expenses, partially offset by a $0.3 million benefit related to the write-off of deferred rent. We have completed or are about to complete, termination agreements on 149 of the original 153 Wet Seal stores identified for closure. As a result of expected favorable dispositions and related lease termination costs, we reduced our store closure reserve $0.5 million during the 13 weeks ended July 30, 2005. We had no activity requiring incurrence of store closure costs a year ago.

Asset impairment

(in millions)

	26 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		26 Weeks Ended July 31, 2004
Asset impairment	$0.3	($40.1)	99.3%	$40.4
Percent of net sales	0.1%		(19.5%)	19.6%

Based on our quarterly assessment of the carrying value of long-lived assets conducted in accordance with SFAS No. 144, as of July 30, 2005, we identified two stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such store’s respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values. We incurred a non-cash charge of $0.3 million to write down these stores to their respective fair values.

Based on a similar analysis conducted as of July 31, 2004, we recorded a non-cash charge of $40.4 million. The prior year significant charge resulted from disappointing sales results for our “Back-To-School” season, our expectations at that time for weak prior year third quarter operating results and recent historical results. The evaluation and determination of the impairment charge was the result of a store-by-store analysis, including review of their respective historical operating performances over the preceding three years and forecasts of their future operating performances over their remaining lease terms.

Interest (expense) income, net

(in millions)

	26 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		26 Weeks Ended July 31, 2004
Interest (expense) income, net	($2.7)	($2.9)	—	$0.2
Percent of net sales	(1.2%)		(1.3%)	0.1%

We incurred net interest expense of $2.7 million for the 26-week period ended July 30, 2005 comprised of:

•	Interest expense of $0.6 million under the Facility for our $8.0 million term-loan, which bears interest at prime plus 7%, plus related Facility fees.

•	Interest expense of $1.2 million incurred through the repayment date on our $10.0 million bridge loan, which had an annual rate of interest of 25.0%.

•	Non-cash interest expense of $1.3 million with respect to our $56.0 million aggregate principal amount of convertible notes issued on January 14, 2005, which includes both an annual interest rate of 3.76%, which we have elected to add to principal, and related discount amortization.

•	Amortization of deferred financing costs of $0.6 million associated with the placement of the Facility, term loan and convertible notes.

•	Interest income of $0.8 million from investment of excess cash.

•	Non-cash credit of $0.2 million to interest expense to recognize the decrease in market value during the period of derivative liabilities resulting from a “change in control” put option held by the investors in our convertible notes and the registration rights agreement associated with our Series C Convertible Preferred Stock.

Income taxes

(in millions)

	26 Weeks Ended July 30, 2005	Change From Prior Fiscal Period		26 Weeks Ended July 31, 2004
Income taxes - provision	$0.4	$29.7	98.6%	$30.1

As discussed further below, we ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning with our second quarter of fiscal 2004. We did not recognize income tax benefits related to net operating losses generated during the 26-week period ended July 30, 2005 as we continue to believe it to be more likely than not that we will not generate sufficient taxable income to realize these deferred tax assets. During the 26 weeks ended July 30, 2005, we incurred a provision for income taxes of $0.4 million to write off certain state tax receivables we no longer believe to be realizable.

For the 26 weeks ended July 31, 2004, we incurred a provision for income taxes of $30.1 million, comprised of the establishment of a tax valuation allowance of $38.9 million against all of our deferred tax assets, partially offset by a benefit to income taxes of $8.8 million recognized prior to our decision last year to cease recognizing such benefits. The tax valuation allowance was deemed necessary in light of disappointing sales results, our expectations at that time for weak third quarter operating results and our historical operating performance. We established this tax valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires deferred tax assets to be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future.

Discontinued Operations

We closed 31 Zutopia stores during the course of the first two quarters of fiscal 2004. The loss of $4.2 million reflects the operating losses during the 26-week period ended July 31, 2004, including lease termination costs.

Accretion of non-cash dividends on convertible preferred stock

As discussed further in Note 6 of Notes to Condensed Consolidated Financial Statements herein, we issued 24,600 shares of our Series C Convertible Preferred Stock, with a stated value of $24.6 million, on May 3, 2005. We initially recorded this preferred stock at a discount of $23.3 million. During the 26 weeks ended July 30, 2005, we immediately accreted this discount in its entirety in the form of a deemed non-cash preferred stock dividend since the preferred stock is immediately convertible and has no stated redemption date.

Liquidity and Capital Resources

Net cash used in operating activities was $20.9 million for the 26-week period ended July 30, 2005, compared to $43.2 million for the same period last year. For the 26-week period ended July 30, 2005, operating cash flows were directly impacted by our net loss of $20.3 million, the seasonal build-up of merchandise inventories under shorter vendor terms of $14.9 million and cash used as a result of changes in other operating assets and liabilities of $10.0 million, partially offset by net non-cash charges (primarily stock compensation and depreciation) of $24.3 million. At July 30, 2005, the net owned inventory ratio was 2.66 compared to the ratio on July 31, 2004, of 1.68. The increase in the inventory ratio was due to shorter vendor credit terms.

For the 26-week period ended July 30, 2005, net cash used in investing activities of $3.2 million was comprised of capital expenditures of $3.3 million, partially offset by proceeds from sales of equipment, furniture and fixtures of $0.1 million. Capital expenditures for the period were primarily for new store development and store relocations for our Arden B. division.

For the 26-week period ended July 30, 2005, net cash provided by financing activities was $17.5 million, comprised primarily of $24.6 million in proceeds from our issuance of convertible preferred stock on May 3, 2005 and $6.4 million in proceeds from investor exercises of Series A and Series B common stock warrants concurrently with the Series C convertible preferred stock issuance, partially offset by payment of $1.6 million for Series C convertible preferred stock and other financing transaction costs and $11.9 million of principal and interest to retire our $10.0 million bridge loan.

Total cash and cash equivalents at July 30, 2005 was $65.1 million, compared to $71.7 million at January 29, 2005.

Our working capital at July 30, 2005 was $52.6 million compared to $27.0 million at January 29, 2005.

We have a $58.0 million secured revolving credit facility with Fleet Retail Group, Inc. and other lenders (the “Facility”). The Facility consists of a $50.0 million senior secured revolving line-of-credit with a $50.0 million sub-limit for letters of credit and an $8.0 million junior secured term loan. Additional information regarding the Facility is contained in Note 5, “Bridge Loan Payable, Long-Term Debt, and Secured Convertible Notes,” of the Notes to Condensed Consolidated Financial Statements.

At July 30, 2005, the amount outstanding under the Facility consisted of the $8.0 million junior secured term loan as well as $18.8 million in open documentary letters of credit related to merchandise purchases and $14.0 million in standby letters of credit, which included $10.6 million for inventory purchases. At July 30, 2005, we had $17.2 million available for cash advances and/or for the issuance of additional letters of credit. At July 30, 2005, we were in compliance with all covenant requirements related to the Facility.

As a result of our continuing operating losses over the past 36 months, we have experienced a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. All of these factors led us to seek additional financing for the purpose of executing our new turnaround strategy, funding future negative cash flows from operations, satisfying working capital needs, funding expected capital expenditures of $7.0 million in fiscal 2005 and improving our credit worthiness. During fiscal 2004, we raised approximately $92.9 million in net proceeds through a series of financings to meet our cash needs. In addition, on May 3, 2005, we completed a private placement of convertible preferred stock and common stock warrants and received the net proceeds outlined in the above discussion about net cash provided by financing activities. See Note 6, “Convertible Preferred Stock,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding this transaction.

For the 4-week period ended January 29, 2005, we experienced a comparable store sales increase of 8.2%. This comparable store sales increase was the first in over two years. In addition, we initiated a key component to our turnaround strategy, our new merchandise approach, in January. Subsequently, we have experienced comparable store sales growth of 29.8% and 55.9% for the fiscal quarters ended April 30, 2005, and July 30, 2005, respectively. In light of our improving trend in comparable store sales, our cash position of $65.1 million at July 30, 2005, and the completion of our issuance of convertible preferred stock, we believe, if current sales trends continue, we will have sufficient cash to meet our operating and capital requirements for the next twelve months. However, we cannot assure you that we will not experience future declines in comparable store sales. If our current sales trends do not continue and our comparable store sales drop significantly, this could impact our operating cash flow and we may be forced to seek alternatives to address our cash constraints, including seeking additional debt and/or equity financing.

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

Commitments and Contingencies

At July 30, 2005, our contractual obligations consist of:

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Operating leases	$257,335	$46,635	$117,740	$52,725	$40,235
Store closure costs	2,944	2,944	—	—	—
Junior term loan	8,000	—	8,000	—	—
Convertible notes	57,144	—	—	—	57,144
Supplemental Employee Retirement Plan	2,200	311	588	392	909
Projected interest on contractual obligations	17,520	1,000	833	—	15,687

Total	$345,143	$50,890	$127,161	$53,117	$113,975

We have a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one former director. The SERP provides for retirement death benefits through life insurance. The Company funded the SERP in 1998 and 1997 through contributions to a trust arrangement known as a “Rabbi” trust.

The projected interest component on our company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Our principal commercial commitments consist primarily of letters of credit, for the procurement of domestic and imported merchandise, secured through our Facility. At July 30, 2005, our contractual commercial commitments under these letters of credit arrangements were as follows:

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Letters of credit	$32,754	$32,754	—	—	—

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

Risk Factors

Risks Related to our Business

Since the beginning of our current fiscal year, our company has experienced significant growth in comparable store sales; however, we cannot assure you that we will be able to sustain this level of success in the future.

During the last two fiscal years, the comparable store sales in our company declined significantly, which resulted in a net loss from continuing operations in fiscal 2004. However, since February 2005, our company has witnessed significant growth in comparable store sales. For the 26 weeks ended July 30, 2005, comparable store sales increased by 43.7 percent, as compared to a 14.0 percent decline during the same period last year. In concert with Michael Gold, a well-regarded retailer, our Wet Seal division introduced a new merchandising strategy to attract teenage girls to our stores by offering current trend merchandise at low prices. However, through the second quarter of fiscal 2005, we have not yet returned to profitability.

Our ability to maintain our recent financial success depends in large part on a number of factors, some of which are outside of our control, including improving our forecasting of demand and fashion trends, providing an appropriate mix of appealing merchandise for our targeted customer base, managing inventory effectively, using more effective pricing strategies, selecting effective marketing techniques, optimizing store performance by closing under-performing stores, calendar shifts of holiday periods and general economic conditions. As a result, we cannot assure you that we will be able to sustain the recent results of operations in our Wet Seal division in the future.

We have incurred operating losses and negative cash flows in the past two years and we may be not be able to reverse these losses.

We have incurred operating losses and negative cash flows during each of fiscal 2003 and 2004 and through the second quarter of fiscal 2005. Although we received significant capital in connection with our January and May private placements, we will encounter liquidity constraints if our operating losses and negative cash flows continue. In such event, we will be forced to seek alternatives to address these constraints, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code. In the event we need to seek additional financing, we will need to obtain the prior approval of our lenders and there is no assurance we will receive such approvals on terms acceptable to us.

As a result of our operating losses and negative cash flows prior to the beginning of the current fiscal year, we experienced a tightening of credit extended to us by vendors, factors and others for merchandise and services, which could cause us to experience delays or disruption in merchandise flow.

Due to our financial results for the period prior to the beginning of the current fiscal year, we experienced a tightening of credit extended to us by vendors, factors and others for merchandise and services. The impact of this credit tightening had required us to issue letters of credit outside of the ordinary course of business, or, in many instances, to shorten vendor credit terms. Although we have experienced significant growth in comparable store sales since the beginning of the current fiscal year and our relationship with vendors has not deteriorated, this credit tightening remains the same. If supply difficulties arise due to this credit tightening, we could experience delays or disruption in merchandise flow, which, in turn, could have an adverse effect on our financial condition and results of operations.

Our decision to close certain Wet Seal stores may not significantly improve our financial condition or results of operations.

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We appointed Hilco Merchant Resources, LLC, or Hilco, to manage the inventory liquidations for the store closures and Hilco Real Estate, LLC to negotiate with the respective landlords for purposes of lease terminations and buyouts. Our Company initially completed its inventory liquidation sales and closing of 153 Wet Seal stores in March 2005. Subsequent to March 2005, we closed three additional Wet Seal stores and in addition, four stores were re-opened during the 13-week period ended July 30, 2005, since it was determined the cost to operate these stores would be less than the cost to terminate their respective leases. We anticipate re-opening three more Wet Seal stores during our third quarter of fiscal 2005. Any future closures will be the result of natural lease expirations where we decide not to extend, or are unable to extend, a store lease. We have completed, or anticipate completing, termination agreements on 149 of the original 153 Wet Seal stores identified for closure. Although we are near completion of these negotiations, we cannot assure you that we will be able to reach an agreement with all the landlords on terms acceptable to us.

Moreover, although these stores had been underperforming as compared with our other Wet Seal stores, there is no assurance that in the long term these store closures will have a significant positive impact upon our operating results or that we will not have to close additional stores in the future. Furthermore, if we are not successful in reducing our non-store expenses, including our general and administrative overhead, in line with our reduced store count and projected revenues, we may not achieve significant profitability even if our net sales revenue increases.

Covenants contained in agreements governing our existing indebtedness restrict the manner in which we conduct our business and our failure to comply with these covenants could result in a default under these agreements, which would have a material adverse effect on our business, financial condition, growth prospects and ability to procure merchandise for our stores.

Our senior credit facility and the indenture governing our Notes contain covenants that restrict the manner in which we conduct our business. Subject to certain exceptions, these covenants restrict, among other things, our ability, and the ability of certain of our subsidiaries, to:

•	incur or guarantee additional indebtedness or refinance our existing indebtedness;

•	make investments or acquisitions;

•	merge, consolidate, dissolve or liquidate;

•	engage in certain asset sales (including the sale of stock);

•	grant liens on assets;

•	pay dividends; and

•	close stores.

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

On or about February 1, 2005, the District Court appointed lead plaintiffs, in the consolidated action, filed their Consolidated Class Action Complaint for Violation of the Federal Securities Laws, entitled “Laborer’s International Union of North America Local Union and District Counsel Fund, Laborer’s National (Industrial) Pension Fund, et. al, plaintiffs, v. Wet Seal Inc., Irving Teitelbaum, Peter D. Whitford, Douglas C. Felderman, Walter Parks, Joseph E. Deckop, Allan Haims, Stephen Gross, and La Senza Corporation, defendants.”

The consolidated complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by, among other allegations, making false and misleading statements concerning the progress of our company to stem the losses of our Wet Seal division and return that business to profitability as well as the illegal use of material non-public information by former directors and a company controlled by them. The plaintiff seeks class certification, compensatory damages, interest, costs and attorneys’ fees and expenses.

We have filed a motion to dismiss the consolidated complaint but there is no assurance it will be successful. If significant damages are assessed against our company it may, in the future, have a material adverse effect on the financial condition of our company and the results of operations.

In February, we announced that the Pacific Regional Office of the SEC had commenced an informal, non-public inquiry regarding our company. We indicated that the SEC’s inquiry generally related to the events and announcements regarding our company’s 2004 second quarter earnings and the sale of our Class A common stock by La Senza Corporation and its affiliates during 2004. On April 19, 2005, the SEC advised us that it issued a formal order of investigation in connection with its review of matters relating to our company. Since then, we have not received any additional correspondence or requests from the SEC.

Consistent with the previous announcement, we intend to cooperate fully with the SEC’s inquiry. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on our business, financial condition, results of operations or cash flows.

We have had significant management changes recently and these changes may impact our ability to execute our turnaround strategy in the near term.

In general, our success depends to a significant extent on the performance of our senior management, particularly personnel engaged in merchandising and store operations, and on our ability to identify, hire and retain additional key management personnel. In November 2004, the Chairman and Chief Executive Officer and the President of our Wet Seal division resigned from our company. In addition, as part of our turnaround strategy, all of the members of our board of directors, with the exception of Henry D. Winterstern and Alan Siegel, have either resigned or retired. In December 2004 and January 2005, we appointed a new President and Chief Executive Officer and four members to our board of directors. In August 2005, our Executive Vice President and Chief Financial Officer resigned from our company.

We anticipate that we will experience a transition period before this new management team is fully integrated with our company, which could impact our ability to confront the financial challenges that impact our company. In addition, there is a risk that we may lose additional members of our senior management team. If so, due to the intense competition for qualified personnel in the retail apparel industry, we cannot assure you that we will be able to identify, hire or retain the key personnel with the merchandising and management skills necessary to implement our turnaround strategy and offer appealing products to our target market.

We need to employ personnel with the requisite merchandising skills to continue our merchandising strategy implemented by Mr. Gold.

Michael Gold has assisted our company with our recent merchandising initiatives. Under the direction of Mr. Gold, our Wet Seal division has introduced and implemented a new merchandising strategy to attract teenage girls to our stores. On July 7, 2005, we entered into an agreement with Mr. Gold to confirm his continuing services as a consultant to our company and to secure his services until January 31, 2007.

Although our agreement with Mr. Gold provides him with significant financial incentives, Mr. Gold may terminate his agreement with our company at any time. In light of this situation, we are actively seeking personnel with sufficient merchandising skills to continue the merchandising strategy implemented by Mr. Gold. If Mr. Gold terminates his agreement and he elects not to continue his relationship with our company, the results of our operations may be significantly and adversely impacted. In addition, if we are unable to identify and retain personnel with outstanding merchandising skills to replace Mr. Gold, our comparable store sales and sales revenue could decline.

The shares issued under our 2005 Stock Incentive Plan will result in a substantial dilution of our earnings per share and will result in significant charges to our company.

In January 2005, we established our 2005 Stock Incentive Plan to attract and retain directors, officers, employees and consultants. Following the recent approval of an amendment to our 2005 Stock Incentive Plan, there are 12,500,000 shares of our Class A common stock reserved for issuance under this incentive plan. As of September 2, 2005, an aggregate of 10,050,000 shares of restricted Class A common stock had been granted to Joel N. Waller, our Chief Executive Officer, Gary White, our Executive Vice President of Wet Seal, Michael Gold and our non-employee directors.

As a result of the granting of restricted shares, we will incur non-cash compensation expense charges to our earnings over the vesting periods or when the restrictions lapse. As a result, the restricted shares issued will have a significant adverse effect on our results of operation and on our earnings per share.

Our reported earnings and earnings per share will be significantly impacted as a result of the issuance of securities in the January and May private placements and their subsequent conversion or exercise.

As a result of our issuance of securities in the January and May private placements and in accordance with accounting guidelines noted in Emerging Issues Task Force (EITF) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments” and Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt issued with Stock Purchase Warrants”, we determined the fair market value of the warrants issued as well as the value of the beneficial conversion feature associated with our Notes. The value assigned to the warrants and the beneficial conversion feature reduced the face value of the Notes resulting in a discount that will be amortized over the life of the Notes. The amortization of the discount will result in significant non-cash charges and will have an adverse effect on our earnings and earnings per share. Additionally, conversion of the Notes by investors prior to the stated maturity of the Notes would require accelerated amortization of a pro rata share of the unamortized discount, which would result in additional non-cash charges that would have further adverse effect on our earnings and earnings per share.

Prior to the conversion or the exercise of the securities in the January private placement and the warrants issued in the May private placement, the shares of Class A common stock underlying these securities may be included in the calculation of fully diluted earnings per share, provided their inclusion is not anti-dilutive. Prior to the conversion of the convertible preferred stock issued in the May private placement, the shares of Class A common stock underlying the convertible preferred stock may be included in the calculation of basic and fully diluted earnings per share, provided its inclusion is not anti-dilutive. Although the holders of these securities may not convert or exercise the respective securities if they would own (together with any affiliates) more than 9.99% of our Class A common stock, upon such conversion and/or exercise, as applicable, or, in case of the convertible preferred stock, upon our achievement of net income, our earnings per share would be expected to decrease, or our net loss per share to decrease, as a result of the inclusion of the underlying shares of Class A common stock in our per share calculations.

If the Notes remain outstanding for all of fiscal 2005, interest expense, whether capitalized or paid, will have a significant impact on our financial results.

Our internal controls have material weaknesses.

Management conducted an evaluation of the effectiveness of our company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our company’s internal control over financial reporting was not effective. Management identified internal control deficiencies that represented material weaknesses in internal control over the financial statement close process. The control deficiencies generally related to (i) our company’s resources and level of technical accounting expertise within the accounting function which were insufficient to properly evaluate and account for non-routine or complex transactions, such as the timely determination of the appropriate accounting for our leases or financing transaction completed in January 2005, and (ii) the timely preparation, review and approval of certain account analyses and reconciliations of significant accounts. These material weaknesses affect our ability to prepare interim and annual consolidated financial statements and accompanying footnote disclosures in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These material weaknesses, if not remediated, create increased risk of misstatement of our financial results. In addition, we may lose investor confidence in our financial reporting.

If we are unable to anticipate and react to new fashion trends and/or if there is a decrease in the demand for fashionable, casual apparel, our financial condition and results of operations could be adversely affected.

Our brand image is dependent upon on our ability to anticipate, identify and provide fresh inventory reflecting current fashion trends. If we fail to anticipate, identify or react appropriately or in a timely manner to these fashion trends, we could experience reduced consumer acceptance of our products, a diminished brand image and higher markdowns. These factors could result in lower selling prices and sales volumes for our products, which could adversely affect our financial condition and results of operations. This risk is particularly acute because we rely on a limited demographic customer base for a large percentage of our sales.

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

In addition to the competitive challenges specified above, many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do and which may be better able to adapt to changing conditions that affect the competitive market. Also, our industry has low barriers to entry that allow the introduction of new products or new competitors at a faster pace. Any of these factors could result in reductions in sales or the prices of our products which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Historically we have grown through opening new stores; however, due to our financial condition we do not anticipate opening a significant number of additional stores in the immediate future, which could adversely affect the growth of our business.

Our company has historically expanded by opening new stores, remodeling existing stores and acquiring other store locations or businesses that complement and enhance our operations. From time to time we have created new retail concepts such as Arden B. However, as a result of our financial condition we may not be able to take advantage of certain business opportunities in the same manner as we have historically. While a conservative approach to opening new stores may assist our efforts in the return to profitability, it may have a negative impact upon our growth within certain markets or require us to expend more capital to gain entry in the future.

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

Our imports are limited by textile agreements between the United States and a number of foreign jurisdictions, including Hong Kong, China, Taiwan and South Korea. These agreements may impose quotas from time to time on the amounts and types of merchandise that may be imported into the United States from these countries. These agreements also allow the United States to limit the importation of categories of merchandise that are not now subject to specified limits. The United States and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. In addition, none of our international suppliers or international manufacturers supplies or manufactures our products exclusively. As a result, we compete with other companies for the production capacity of independent manufacturers and import quota capacity. If we were unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because room or space under the necessary quotas was unavailable or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our business, financial condition or results of operations.

Increases in Federal and state statutory minimum wages could increase our expenses, which could adversely affect our results of operations.

Connecticut, Illinois, Oregon, District of Columbia, New York and Washington have each increased their state minimum wages to a level that significantly exceeded the Federal minimum wage as of January 1, 2005. As of September 2, 2005, we operated 56 stores in those states. These recent increases in the state statutory minimum wage and any future Federal or state minimum wage increases could raise minimum wages above the current wages of some of our employees. As a result, competitive factors could require us to make corresponding increases in our employees’ wages. Increases in our wage rates increase our expenses, which could adversely affect our results of operations.

Violation of labor laws and practices by our suppliers could harm our business and results of operations.

As part of our commitment to human rights, we require our domestic and foreign suppliers to abide by a Code of Conduct for Vendors and Suppliers, which set forth guidelines for acceptable factory policies and procedures regarding workplace conditions, including wages and benefits, health and safety, working hours, working age, environmental conditions and ethical and legal matters. If one of our suppliers fails to comply with this Code, we may be required to discontinue our relationship with that supplier, which could result in a shortfall in our inventory levels. Further, if the supplier’s non-compliance were publicly disclosed, our customers may refuse to purchase our products. Either of these events could harm our business and results of operations.

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

Risks Related to our Class A Common Stock

Our stockholders may experience significant dilution.

Since May 2004, we have completed private placements which are potentially very dilutive to our stockholders.

•	In June 2004, as part of our private placement of equity securities to institutional and other accredited investors, we issued warrants to acquire 2,109,275 shares of Class A common stock. The warrants issued in this private placement will be adjusted from time to time for stock splits, stock dividends, distributions and similar transactions. As of September 2, 2005, no warrants issued in this private placement have been exercised for shares of our Class A common stock.

•	In January 2005, we issued the Notes and warrants which were convertible initially into an aggregate amount of 52,233,333 shares of Class A common stock. The conversion and exercise prices of these Securities have full ratchet anti-dilution protection, which means the conversion or exercise price, as the case may be, will be adjusted from time to time (subject to certain exceptions) in the event of the issuance of shares of Class A common stock or of securities convertible or exercisable into shares of our Class A common stock, at prices below the applicable conversion or exercise price. On May 3, 2005, a portion of the warrants issued in the January private placement were exercised for 3,359,997 shares of Class A common stock. As of September 2, 2005, securities issued in this private placement, including the warrants exercised on May 3, 2005, have been converted and/or exercised into 7,902,058 shares of our Class A common stock.

•	In May 2005, we issued shares of preferred stock which are initially convertible into 8,200,000 shares of our Class A common stock and warrants which are initially exercisable into 7,500,000 shares of our Class A common stock. The shares of preferred stock have customary weighted average anti-dilution protection as well as anti-dilution protection for stock splits, stock dividends and distributions and similar transactions. Alternatively, the warrants will only be adjusted from time to time for stock splits, stock dividends, distributions and similar transactions. As of September 2, 2005, securities issued in this private placement have been converted and/or exercised into 4,126,000 shares of our Class A common stock.

Although certain conversion and exercise restrictions are placed upon the holders of the securities issued in the January private placement and the securities issued in the May private placement, the issuance of the additional shares of Class A common stock will cause our existing stockholders to experience significant dilution in their investment in our company. In addition, if the cash liquidity issues described elsewhere in these risk factors require us to obtain additional financing involving the issuance of equity securities or securities convertible into equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of our Class A common stock to decline, which could impair our ability to raise additional financing.

The price of our Class A common stock has fluctuated significantly during the past few years and may fluctuate significantly in the future, which may make it difficult for you to resell the shares of Class A common stock.

Our Class A common stock, which is traded on the NASDAQ National Market, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our Class A common stock. The market price of our Class A common stock is likely to fluctuate, both because of actual and perceived changes in our operating results and prospects and because of general volatility in the stock market. The market price of our Class A common stock could continue to fluctuate widely in response to factors such as:

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

Fluctuations in the price and trading volume of our Class A common stock in response to factors such as those set forth above could be unrelated or disproportionate to our actual operating performance.

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

Based upon a review of the current stock ownership filings made by our stockholders with the SEC, we have identified several investment firms that own equity interests in our company. These firms may actively engage in hedging transactions, including the short selling of our Class A common stock. Moreover, a significant percentage of the convertible securities issued in our recent private placement transactions are held by investment firms who may engage in such transactions. Any such hedging activities could reduce the value of our current stockholders’ equity interests in our company at and after the time the hedging transactions have occurred.

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

Our certificate of incorporation authorizes our board of directors to designate and issue, without stockholder approval, preferred stock with voting, conversion and other rights and preferences that could differentially and adversely affect the voting power of other rights of the holders of our Class A common stock, which could be used to discourage an unsolicited acquisition proposal. In addition, under certain circumstances our board of directors may grant rights to our stockholders under our rights plan. Furthermore, certain provisions of Delaware law applicable to our company could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

The possible issuance of preferred stock, the granting of rights to stockholders under our rights plan and the application of anti-takeover provisions of Delaware law could each have the effect of delaying, deferring or preventing a change in control of our company, including, without limitation, discouraging a proxy contest, making more difficult the acquisition of a substantial block of our Class A common stock and limiting the price that investors might in the future be willing to pay for shares of our Class A common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk – Interest Rates

To the extent that we borrow under our Credit Facility, we are exposed to market risk related to changes in interest rates. At July 30, 2005, no borrowings were outstanding under our senior revolving credit facility, however we did have $8.0 million outstanding under our junior secured note. The junior secured note bears interest at prime plus 7.0%. Based on the outstanding balance at July 30, 2005 and the current market condition, a one percent increase in the applicable interest rate would decrease the Company’s annual cash flow by $0.1 million. Conversely, a one percent decrease in the applicable interest rate would increase annual cash flow by $0.1 million. We are not a party to any derivative financial instruments, except as disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements.

Market Risk – Change in Value of our Common Stock

Our convertible notes (see Note 5 of Notes to Condensed Consolidated Financial Statements) contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require us to redeem all or a portion of the notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of our Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. We account for this derivative at fair value on the condensed consolidated balance sheet within other long-term liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determine the fair value of the derivative instrument each period using both the Black-Scholes model and Monte-Carlo simulation model. Such models are complex and require significant judgments and estimates in the estimation of fair values in the absence of quoted market prices. Changes in the fair market value of the derivative liability are recognized in earnings.

In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in our common stock price and risk-free interest rates could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in our condensed consolidated statements of operations. During the 13 and 26 weeks ending July 30, 2005, there was a $150,000 decrease in the fair value of this derivative, which we recognized as a decrease to the carrying value of the derivative liability and a credit to interest expense in the condensed consolidated statements of operations for such periods.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and acting chief accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 30, 2005. Based on that evaluation, the chief executive officer and acting chief accounting officer have concluded that, while there have been improvements in the Company’s internal control over financial reporting since reporting material weakness therein as of January 29, 2005, the Company’s disclosure controls and procedures were not effective as of July 30, 2005.

No changes in the Company’s disclosure controls and procedures have occurred during the Company’s fiscal quarter ended July 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as follows:

•	The Company has hired a Vice President and Corporate Controller to lead its accounting organization, and believes this individual possesses the technical accounting expertise necessary to ensure the appropriate selection and application of complex accounting policies in accordance with generally accepted accounting principles.

•	The Company has established accounting procedures that require timely preparation, review and approval of account analyses and reconciliations of significant accounts, and has completed up-to-date reconciliations of several previously unreconciled significant accounts.

•	The Company’s accounting organization began conducting ongoing, informal training of accounting personnel in critical accounting and financial reporting functions.

While the above significant changes in the Company’s internal control over financial reporting all represent improvements, such enhancements have been in place only for a short period of time. The Company has not yet had the opportunity to assess whether the above internal control enhancements are operating effectively and will be sufficient to remediate the material weaknesses in internal control over financial reporting previously reported as of January 29, 2005, and April 30, 2005.

PART II

Item 1.	Legal Proceedings

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”), on behalf of persons who purchased our Class A common stock between January 7, 2003 and August 19, 2004. Our company and certain of our present and former directors and executives were named as defendants. The complaints allege violations of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, we failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including our company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning our prospects to stem ongoing losses in our Wet Seal division and return that business to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of our Class B common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. Our company is vigorously defending this litigation and filed a motion to dismiss the consolidated complaint in April 2005. There can be no assurance that this litigation will be resolved in a favorable manner. Additionally, our company is unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on our company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at July 30, 2005.

In February 2005, we announced that the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) had commenced an informal, non-public inquiry regarding our company. We indicated that the SEC’s inquiry generally related to the events and announcements regarding our company’s 2004 second quarter earnings and the sale of company stock by La Senza Corporation and its affiliates during 2004. The SEC has advised us that on April 19, 2005 it issued a formal order of investigation in connection with its review of matters relating to our company. Consistent with the previous announcements, our company intends to cooperate fully with the SEC’s inquiry. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at July 30, 2005.

In May 2004, our company was notified by a consumer group, alleging that five products consisting of certain rings and necklaces contained an amount of lead that exceeded the maximum .1 parts per million of lead under Proposition 65 of the California Health and Safety Code; however, no money damages were requested. Each such contact constitutes a separate violation. The maximum civil penalty for each such violation is $2,500. The vendor of the products confirmed that the jewelry in question contained some lead. The vendor has confirmed, however, that it will accept our tender of liability. Our company has no outstanding invoices with the vendor. Our company has placed all future jewelry orders, effective October 2004, as lead free orders, which may lead to a 10% to 30% increase in cost. On June 22, 2004, the California Attorney General filed a complaint on behalf of the Center for Environmental Health. On June 24, 2004, our company was added to that complaint as a named defendant. The case is currently being mediated for resolution on industry standards. Additionally, our company is unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on our company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at July 30, 2005.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. Our management believes that, in the event of a settlement or an adverse judgment of any of the pending litigation, we are adequately covered by insurance. As of July 30, 2005, we were not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2005, we issued pursuant to a private placement (the “May Private Placement”), 24,600 shares of convertible preferred stock (the “Preferred Stock”) for an aggregate purchase price of $24.6 million and new warrants (the “New Warrants”) to acquire initially up to 7.5 million shares of our Class A common stock. The Preferred Stock is convertible into 8.2 million shares of our Class A common stock, reflecting an initial $3.00 per share conversion price (subject to anti-dilution adjustments). The New Warrants are exercisable beginning November 3, 2005 and will expire on November 3, 2010. The New Warrants have an initial exercise price equal to $3.68 (subject to anti-dilution adjustments). In connection with the issuance of the Preferred Stock and the New Warrants, the investors who received warrants completed in the Company’s January 2005 private placement agreed to exercise all of their outstanding Series A Warrants and a pro rata portion of the outstanding Series B Warrants. Approximately 3.4 million shares of our Class A common stock were issued in the warrant exercise at an aggregate exercise price of approximately $6.4 million.

We have registered the shares of the Class A common stock issuable upon conversion and exercise of the Preferred Stock and the New Warrants, as the case may be, pursuant to the terms of a Registration Rights Agreement among our company and the investors in the May Private Placement. The shares of Class A common stock issued upon exercise of the Series A Warrants and the Series B Warrants were also included in such registration statement. The securities were issued pursuant to Regulation D of the SEC’s rules and regulations under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

We held our most recent Annual Meeting on July 20, 2005. Following is a brief description of the proposals voted upon at the meeting and the tabulation of the voting therefore:

	For	Withheld	Broker Non- Votes
To approve the Amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 150,000,000 to 300,000,000.	39,438,930	2,690,650	—

	For	Withheld	Broker Non- Votes
To approve the Amendment No. 1 to The Wet Seal, Inc. 2005 Stock Incentive Plan increasing the number of shares of Class A Common Stock available for issuance from 10,000,000 to 12,500,000.	12,103,729	6,672,221	23,353,630

Proposal – Election of Directors.

Directors	For	Withheld	Broker Non- Votes
Sidney M. Horn	42,059,121	70,459	—
Harold D. Kahn	42,060,622	68,958	—
Kenneth M. Reiss	42,052,497	77,083	—
Alan Siegel	38,269,102	3,862,478	—
Joel N. Waller	42,083,325	46,255	—
Henry D. Winterstern	42,059,102	70,478	—

	For	Withheld	Broker Non- Votes
To ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal year 2005.	42,070,011	59,569	—

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Accounting Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Accounting Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC.
(REGISTRANT)

By:	/s/ Joel N. Waller
Joel N. Waller
President and Chief Executive Officer

By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Vice President-Corporate Controller and Acting Chief Accounting Officer