Form 10-Q
period 2005-10-29
WET SEAL INC
filed 2005-12-07
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18632

THE WET SEAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0415940
(State of Incorporation)	(I.R.S. Employer Identification No.)

26972 Burbank, Foothill Ranch, CA	92610
(Address of principal executive offices)	(Zip Code)

(949) 699-3900

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

The number of shares outstanding of the Registrant’s Preferred Stock, par value $0.01 per share, at December 2, 2005 was 9,660. The number of shares outstanding of the Registrant’s Class A Common Stock, par value $0.10 per share, at December 2, 2005 was 62,916,812. There were no shares outstanding of the Registrant’s Class B Common Stock, par value $0.10 per share, at December 2, 2005.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 29, 2005	January 29, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,230	$71,702
Income tax receivable	274	547
Other receivables	732	2,978
Merchandise inventories	38,050	18,372
Prepaid expenses and other current assets	5,606	3,918

Total current assets	114,892	97,517

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	82,970	85,873
Furniture, fixtures and equipment	51,190	52,848
Leasehold rights	528	778

	134,688	139,499
Less accumulated depreciation	(85,117)	(85,508)

Net equipment and leasehold improvements	49,571	53,991

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $2,398 and $1,025, at October 29, 2005 and January 29, 2005, respectively	3,666	4,836
Other assets	1,567	1,595
Goodwill	5,984	5,984

Total other assets	11,217	12,415

TOTAL ASSETS	$175,680	$163,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$13,572	$10,435
Accounts payable – other	8,835	9,941
Accrued liabilities	34,447	39,557
Bridge loan payable, including capitalized interest of $577 at January 29, 2005	—	10,577

Total current liabilities	56,854	70,510

LONG-TERM LIABILITIES:
Long-term debt	8,000	8,000
Convertible notes, including capitalized interest of $1,466 and $87 at October 29, 2005 and January 29, 2005, respectively, and net of unamortized discount of $38,794 and $44,276, at October 29, 2005 and January 29, 2005, respectively	11,940	11,811
Deferred rent	27,887	31,124
Other long-term liabilities	3,391	2,873

Total long-term liabilities	51,218	53,808

Total liabilities	108,072	124,318

CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 10,503 and no shares issued and outstanding at October 29, 2005 and January 29, 2005, respectively	10,503	—

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common Stock, Class A, $0.10 par value, authorized 300,000,000 shares; 60,166,752 and 38,188,233 shares issued and outstanding at October 29, 2005 and January 29, 2005, respectively	6,017	3,819
Common Stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; none and 423,599 shares issued and outstanding at October 29, 2005 and January 29, 2005, respectively	—	42
Paid-in capital	200,270	134,902
Accumulated deficit	(149,182)	(99,158)

Total stockholders’ equity	57,105	39,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,680	$163,923

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13-Week Period Ended		39-Week Period Ended
	October 29, 2005	October 30, 2004 (as restated, see Note 2)	October 29, 2005	October 30, 2004 (as restated, see Note 2)
Net sales	$129,321	$110,810	$359,429	$316,366
Cost of sales	89,500	92,516	245,534	273,015

Gross margin	39,821	18,294	113,895	43,351
Selling, general and administrative expenses	39,550	42,557	125,848	119,201
Store closure (adjustments) costs	(135)	—	4,517	—
Asset impairment	134	—	423	40,389

Operating income (loss)	272	(24,263)	(16,893)	(116,239)
Interest (expense) income, net	(6,713)	16	(9,391)	75

Loss before provision for income taxes	(6,441)	(24,247)	(26,284)	(116,164)
Provision for income taxes	13	—	423	30,127

Loss from continuing operations	(6,454)	(24,247)	(26,707)	(146,291)
Loss from discontinued operations, net of income taxes	—	—	—	(4,222)

Net loss	(6,454)	(24,247)	(26,707)	(150,513)
Accretion of non-cash dividends on convertible preferred stock (Note 6)	—	—	(23,317)	—

Net loss attributable to common stockholders	$(6,454)	$(24,247)	$(50,024)	$(150,513)

Net loss per share, basic and diluted:
Continuing operations	$(0.14)	$(0.67)	$(1.20)	$(4.46)
Discontinued operations	—	—	—	(0.13)

Net loss	$(0.14)	$(0.67)	$(1.20)	$(4.59)

Weighted average shares outstanding, basic	47,611,059	36,160,657	41,627,117	32,799,860

Weighted average shares outstanding, diluted	47,611,059	36,160,657	41,627,117	32,799,860

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	39-Week Period Ended
	October 29, 2005	October 30, 2004 (as restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,707)	$(150,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	—	4,222
Depreciation	8,891	17,909
Amortization of discount on secured convertible notes	5,982	—
Amortization of deferred financing costs	1,373	—
Adjustment of derivatives to fair value	(166)	—
Interest added to principal of bridge loan payable and secured convertible notes	2,664	—
Loss on disposal of equipment and leasehold improvements	254	687
Loss on sale of marketable securities	—	80
Asset impairment	423	40,389
Stock-based compensation	17,585	300
Deferred income taxes	—	27,718
Changes in operating assets and liabilities:
Income tax receivable	273	10,747
Other receivables	2,246	1,053
Merchandise inventories	(19,678)	(12,111)
Prepaid expenses and other current assets	(1,802)	(1,423)
Other non-current assets	28	(381)
Accounts payable and accrued liabilities	(3,559)	(2,735)
Income taxes payable	—	(287)
Deferred rent	(3,422)	1,283
Other long-term liabilities	68	3,124

Net cash used in operating activities of continuing operations	(15,547)	(59,938)
Net cash used in operating activities of discontinued operations	—	(4,676)

Net cash used in operating activities	(15,547)	(64,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(4,456)	(9,447)
Proceeds from sale of equipment and leasehold improvements	117	—
Proceeds from sale of marketable securities	—	49,482

Net cash (used in) provided by investing activities	(4,339)	40,035

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6	173
Proceeds from issuance of convertible preferred stock and common stock warrants	24,600	—
Proceeds from term loan	—	8,000
Payment of preferred stock transaction costs	(1,574)	—
Payment of deferred financing costs	(89)	—
Repayment of bridge loan	(11,862)	—
Proceeds from sale of common stock	—	25,649
Proceeds from exercise of common stock warrants	7,333	—

Net cash provided by financing activities	18,414	33,822

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,472)	9,243
CASH AND CASH EQUIVALENTS, beginning of period	71,702	13,526

CASH AND CASH EQUIVALENTS, end of period	$70,230	$22,769

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,270	$596
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Beneficial conversion feature of convertible preferred stock	$14,692	$—
Allocation of a portion of proceeds from issuance of convertible preferred stock to detachable common stock warrants	$8,509	$—
Allocation of a portion of proceeds from issuance of convertible preferred stock to Registration Rights Agreement	$116	$—
Conversion of 14,097 shares of convertible preferred stock into 4,699,000 Class A common shares	$14,097	$—
Conversion of convertible notes into 4,487,967 Class A common shares	$6,732	$—
Conversion of 423,599 and 3,000,000 Class B common shares into Class A common shares during the 39-week periods ended October 29, 2005 and October 30, 2004, respectively	$42	$300

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the 39 weeks ended October 29, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, and amendments thereto, of The Wet Seal, Inc. (the Company) for the year ended January 29, 2005.

Significant Accounting Policies

Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first in, first out) or market. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Cost is calculated using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value, then converted to a cost basis by applying a specific average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Markdowns for clearance activities are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, and age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis for the 13 and 39 weeks ended October 29, 2005, and the 13 and 39 weeks ended October 30, 2004, were $17.7 million, $41.3 million, $20.8 million and $56.1 million, respectively, and represented 13.7%, 11.5%, 18.7% and 17.7% of sales, respectively.

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

Quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations for the 13 weeks ended October 29, 2005 and July 30, 2005 indicated that operating losses existed at certain retail stores with a projection that the operating losses for these locations will continue. As such, the Company recorded non-cash charges for the 13 and 39 weeks ended October 29, 2005 of $0.1 million and $0.4 million, respectively, in the condensed consolidated statements of operations to write-down the carrying value of these stores’ long-lived assets to their estimated fair value.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

As of July 31, 2004, based on disappointing sales results during the fiscal 2004 back-to-school period, the then expectation of continued operating losses through the end of fiscal 2004 and the Company’s historical operating performance, the Company concluded that an indication of impairment existed at July 31, 2004, with respect to a large number of its retail stores. Accordingly, the Company conducted an impairment evaluation as of July 31, 2004. Based on the results of this analysis, the Company recorded non-cash charges in its consolidated statement of operations to write down the carrying value of impaired long-lived assets during the 39 weeks ended October 30, 2004, by $40.4 million.

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. For online sales, revenue is recognized at the estimated time goods are received by customers. Shipping and handling fees billed to customers for on-line sales are included in net sales. Customers typically receive goods within 5 to 7 days of being shipped. The Company has recorded reserves to estimate sales returns by customers based on historical sales return results. A customer may return regular or promotionally priced merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the reserves established. As the reserve for merchandise returns is based on estimates, the actual returns could differ from the reserve, which could impact sales. The reserve for merchandise returns is recorded in accrued liabilities on the condensed consolidated balance sheets and was $0.7 million and $0.5 million at October 29, 2005, and January 29, 2005, respectively. For the 13 and 39 weeks ended October 29, 2005 and the 13 and 39 weeks ended October 30, 2004, shipping and handling fee revenues were $0.2 million, $0.4 million, $0.1 million and $0.2 million, respectively.

The Company recognizes the sales from gift cards and gift certificates and the issuance of store credits as they are redeemed. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the condensed consolidated balance sheets and was $6.1 million and $6.8 million at October 29, 2005 and January 29, 2005, respectively.

The Company, through its Wet Seal division, has a Frequent Buyer Card program that entitles the customer to receive between a 10% and 20% discount on all purchases made during a twelve-month period. The revenue from the annual membership fee of $20.00 is non-refundable. Based upon historical spending patterns for Wet Seal customers, revenue is recognized on a straight-line basis over the twelve-month membership period.

The Company, through its Arden B. division, introduced a customer loyalty program in August of 2004. Under the program, customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point threshold, the member earns awards that may be redeemed at any time for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales at the time awards are earned by the member. The program has been in effect for just over one year, resulting in the Company having limited history for assessing redemption patterns. However, the Company has anticipated partial non-redemption of awards based on the program’s redemption history to date. The unearned revenue for this customer loyalty program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $5.4 million and $3.5 million at October 29, 2005 and January 29, 2005, respectively. If actual redemptions ultimately differ from accrued redemption levels, the Company could record adjustments to the unearned revenue accrual, which would affect sales.

Advertising Costs

Costs for advertising related to operations, consisting of magazine ads, in-store signage and promotions are expensed as incurred. Total advertising expenses related primarily to retail operations for the 13 and 39 weeks ended October 29, 2005 and the 13 and 39 weeks ended October 30, 2004 were $1.3 million, $2.7 million, $3.3 million and $6.0 million, respectively.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

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

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results in the 2004 back-to-school season and the Company’s historical operating performance, the Company concluded as of July 31, 2004, that it was more likely than not that the Company would not realize its net deferred tax assets. As a result of this conclusion, the Company reduced its deferred tax assets by establishing a tax valuation allowance of $38.9 million as of July 31, 2004. In addition, the Company discontinued recording income tax benefits in the condensed consolidated statements of operations at that time, and since has not recorded such income tax benefits. The Company will not record such income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

As of January 29, 2005, the Company had a $164.9 million of federal net operating loss carryforward. Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of the Company over a period of three years or less. Based on its analysis, the Company has undergone an ownership change, but, assuming the Company generates sufficient taxable income, the applicable annual loss limitations will be high enough to allow for full utilization of the Company’s federal net operating loss carryforward as of January 29, 2005, prior to its expiration between 2023 and 2025. However, if the Company’s future taxable income were to exceed the applicable annual loss limitation in any given fiscal year, the Company would be required to pay federal and state income taxes on such excess amount. The Company has not yet made a final determination of the amounts of the applicable annual loss limitations.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

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

The Company uses the Black-Scholes option-pricing model for stock options and other plans with fixed terms.

Upon approval by vote of the Company’s stockholders on January 10, 2005, the Company established the 2005 Stock Incentive Plan to attract and retain directors, officers, employees and consultants. The 2005 Stock Incentive Plan was subsequently amended with shareholder approval on July 20, 2005. The Company has reserved 12.5 million shares of Class A common stock for issuance under this incentive plan. As of October 29, 2005, 10,050,000 shares of restricted Class A common stock had been granted under this incentive plan to certain officers and directors of the Company and to Michael Gold, a consultant engaged to assist with the turnaround of the Company’s Wet Seal Division. In the near term the Company anticipates granting additional restricted shares in connection with the hiring or appointment of individuals, as well as company management. As a result of the granting of restricted shares, the Company has and will continue to incur non-cash compensation charges to its earnings over the vesting periods or when the restrictions lapse. Such charges were $2.4 million and $17.2 million for the 13 and 39 weeks ended October 29, 2005, respectively.

As noted above, during the 39 weeks ended October 29, 2005, the Company granted restricted stock to certain of its officers and to Michael Gold (see Note 7, “Consulting Agreement with Michael Gold”). Such stock has variable vesting, subject to certain stock price performance targets. In accordance with APB No. 25, compensation expense has been recognized, and will continue to be recognized, for the portion of the restricted stock granted to the officers for which the stock price performance target has been achieved, and additional compensation expense will be recognized if and when the other stock price performance targets related to such grants are achieved. In addition, as discussed further in Note 7 herein, the Company has recognized consulting expense with respect to the restricted stock granted to Michael Gold prior to achievement of the related stock price performance targets, in accordance with accounting guidance applicable to stock-based compensation granted to non-employees. The Company’s calculations for determining fair value for the stock grants to the Company officers and Michael Gold were made using both the Black-Scholes option pricing model and Monte-Carlo simulation. As required, with respect to the restricted stock granted to the Company officers, the Company used the fair value of the restricted stock as of the respective grant dates, and assumed amortization of such fair values over the derived service periods, for purposes of disclosing pro forma net loss and net loss per share.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

The Company’s calculations are based on a valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the above stock-based awards to employees, net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net loss attributable to common stockholders:
As reported	$(6,454)	$(24,247)	$(50,024)	$(150,513)
Add:
Stock-based employee compensation included in reported net loss attributable to common stockholders, net of related tax effects	521	270	1,599	300
Deduct:
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,624)	(1,458)	(4,674)	(4,155)

Pro forma net loss attributable to common stockholders	$(7,557)	$(25,435)	$(53,099)	$(154,368)

Pro forma net loss per share, basic and diluted:
As reported	$(0.14)	$(0.67)	$(1.20)	$(4.59)
Pro forma	(0.16)	(0.70)	(1.28)	(4.71)

New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The Company will be adopting this pronouncement beginning with its fiscal year 2006. The adoption of FSP No. 13-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF No. 05-6”), which requires that leasehold improvements acquired in a business combination or purchased significantly after and not contemplated at the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-6 is effective for periods beginning after June 29, 2005. The provisions of this consensus did not have any impact on the Company’s financial position, results of operation or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will be adopting this pronouncement beginning with its fiscal year 2006.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS No. 123 methodology and amounts. Prior periods presented do not require restatement. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will be adopting this pronouncement during the first quarter of its fiscal year 2006, at which time the Company will begin to record stock compensation expense over the remaining vesting period for prior stock option grants to employees that are not fully vested as of the end of fiscal 2005. The adoption of SFAS No. 123(R) could also have a significant adverse effect on the Company’s results of operations and earnings per share to the extent the Company continues to make share-based payments. The Company is currently evaluating the impact of SFAS No. 123(R) will have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29” (“SFAS No. 153”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 is effective for the first fiscal year beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.

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

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

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

Disclosure of Cash Flows Pertaining to Discontinued Operations

The Company determined that net cash flows from discontinued operations in the condensed consolidated statements of cash flows should be presented in the appropriate cash flow categories rather than being shown as a separate component of net cash flows, as was previously reported. Accordingly, the Company has reclassified net cash used in discontinued operations of $4.7 million for the 39 weeks ended October 30, 2004 to the appropriate cash flow categories for such period.

As a result of the above, the Company has restated the accompanying condensed consolidated financial statements for the 13 and 39 weeks ended October 30, 2004 from amounts previously reported as follows (in thousands, except per share data):

	Condensed Consolidated Statement of Operations
	As previously reported	Adjustments	As restated
13 Weeks Ended October 30, 2004
Cost of sales	$92,911	$(395)	$92,516
Gross margin	17,899	395	18,294
Operating loss	(24,658)	395	(24,263)
Loss before provision for income taxes	(24,642)	395	(24,247)
Loss from continuing operations	(24,642)	395	(24,247)
Net loss	(24,642)	395	(24,247)

Net loss per share, basic and diluted:
Continuing operations	$(0.68)	$0.01	$(0.67)
Discontinued operations	—	—	—
Net loss	(0.68)	0.01	(0.67)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

(Unaudited)

NOTE 2: Restatement of Financial Statements (continued)

	Condensed Consolidated Statement of Operations
	As previously reported	Adjustments	As restated
39 Weeks Ended October 30, 2004
Cost of sales	$273,737	$(722)	$273,015
Gross margin	42,629	722	43,351
Asset impairment	36,709	3,680	40,389
Operating loss	(113,281)	(2,958)	(116,239)
Loss before provision for income taxes	(113,206)	(2,958)	(116,164)
Provision for income taxes	29,998	129	30,127
Loss from continuing operations	(143,204)	(3,087)	(146,291)
Loss from discontinued operations, net of income taxes	(4,507)	285	(4,222)
Net loss	(147,711)	(2,802)	(150,513)

Net loss per share, basic and diluted:
Continuing operations	$(4.37)	$(0.09)	$(4.46)
Discontinued operations	(0.14)	0.01	(0.13)
Net loss	(4.51)	(0.08)	(4.59)

	Condensed Consolidated Statement of Cash Flows
	As previously reported	Adjustments	As restated
39 Weeks Ended October 30, 2004
Net cash used in operating activities of continuing operations	$—	$(59,938)	$(59,938)
Net cash used in operating activities of discontinued operations	—	(4,676)	(4,676)
Net cash used in operating activities	(64,267)	(347)	(64,614)
Net cash provided by investing activities	44,787	(4,752)	40,035
Net cash used in discontinued operations	(5,099)	5,099	—

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

The Company initially completed its inventory liquidation sales and closing of 153 Wet Seal stores in March 2005. Subsequent to March 2005, the Company closed three additional Wet Seal stores and eight stores were re-opened as of the period ended October 29, 2005. During the 13-weeks ended April 30, 2005, the Company recognized $5.2 million in store closure costs associated with the closure of 50 Wet Seal stores during the quarter. The store closure costs consisted of $4.9 million for estimated lease termination costs and related expenses, $0.6 million for liquidation fees and expenses and a $0.3 million benefit related to the write-off of deferred rent. As a result of expected favorable dispositions and related lease termination costs, the Company reduced its store closure reserve by $0.5 million and $0.1 million during the 13 weeks ended July 30, 2005 and October 29, 2005, respectively.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

(Unaudited)

NOTE 3: Store Closures (continued)

The following summarizes the store closure reserve activity for the 13 and 39 weeks ended October 29, 2005:

(in thousands)	13 Weeks Ended October 29, 2005	39 Weeks Ended October 29, 2005
Balance at beginning of period	$2,944	$12,036
Accruals/adjustments	(135)	4,255
Payments	(2,004)	(15,486)

Balance at end of period	$805	$805

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

The operating results of the discontinued Zutopia division included in the accompanying condensed consolidated statements of operations were as follows:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	$—	$—	$—	$2,397

Loss from discontinued operations	—	$—	—	$(6,682)
Benefit for income taxes	—	—	—	(2,460)

Loss from discontinued operations, net of income taxes	$—	$—	$—	$(4,222)

NOTE 5: Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes

The Company maintains a $50.0 million senior revolving credit facility, as amended, (the “Facility”) with a $50.0 million sub-limit for letters of credit with Fleet Retail Group, Inc. (the “Lender”), which matures on May 26, 2007. Under the terms of the Facility, the Company and the subsidiary borrowers are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants restricting their ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of their assets, subject to certain exceptions, without the Lender’s consent. The ability of the Company and its subsidiary borrowers to borrow and request the issuance of letters of credit is also subject to the requirement that the Company and its subsidiary borrowers maintain an excess of the borrowing base over the outstanding credit extensions of not less than the lesser of 15% of such borrowing base or $5.0 million. The interest rate on the revolving line-of-credit under the Facility is the prime rate or, if elected, LIBOR plus a margin ranging from 1.25% to 2.00%. The applicable LIBOR margin is based on the level of “Excess Availability” as defined under the Facility at the time of election.

The Facility accommodates an $8.0 million junior secured term loan. The term loan under the Facility is junior in payment to the $50.0 million senior revolving line of credit. The term loan bears interest at prime plus 7.0% and matures on May 27, 2007. Monthly payments of interest are payable through the maturity date, and the principal payment of $8.0 million is due on the maturity date. The average interest rate on the term loan for the 13 weeks ended October 29, 2005 was 13.6%. Effective March 22, 2006, the Company can prepay a portion or all of the junior secured term loan subject to a prepayment penalty in the amount of 1.0% of the principal balance that is prepaid.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

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

At October 29, 2005, the amount outstanding under the Facility consisted of the $8.0 million junior secured term loan as well as $10.9 million in open documentary letters of credit related to merchandise purchases and $12.5 million in outstanding standby letters of credit, which included $10.6 million for inventory purchases. At October 29, 2005, the Company had $26.6 million available for cash advances and/or the issuance of additional letters of credit.

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

In accordance with the accounting guidelines established in Emerging Issues Task Force (EITF) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair value of the Warrants issued and the beneficial conversion feature of the Notes. Fair value was first determined for the Warrants using the Black-Scholes option pricing model. The Warrants were allocated a value of $14.4 million and reduced the face value of the Notes and increased paid-in capital using a method that approximates the relative fair value method. Based on the reduced value of the Notes and their convertibility into 37,333,333 shares of Class A common stock, the effective conversion price was determined and compared to the market price of Class A Common Stock on the commitment date (January 11, 2005), the difference representing the beneficial conversion feature on a per share basis. The face value of the Notes was further reduced by $30.1 million, the value allocated to the beneficial conversion feature, and paid-in capital was increased.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

(Unaudited)

NOTE 5: Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes (continued)

Additionally, the Notes contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require the Company to redeem all or a portion of the Notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of the Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. The Company accounts for its derivative at fair value on the condensed consolidated balance sheet within other long-term liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company determines the fair value of the derivative instrument each fiscal quarter using both the Black-Scholes model and Monte-Carlo simulation model. Such models are complex and require significant judgments and estimates in the estimation of fair values in the absence of quoted market prices. The face value of the Notes was reduced by $0.5 million to record this liability. Changes in the fair market value of the derivative liability are recognized in earnings. During the 13 and 39 weeks ending October 29, 2005, there was a $100,000 increase and a $50,000 decrease, respectively, in the fair value of the embedded derivative, which the Company recognized as an increase and a decrease, respectively, to the carrying value of the derivative liability and a charge and a credit, respectively, to interest expense in the condensed consolidated statements of operations for such periods.

The resulting discount to the Notes is amortized under the interest method over the 7-year life of the Notes and charged to interest expense. The Notes have a yield to maturity of 27.1%. For the 13 and 39 weeks ended October 29, 2005, the Company recognized $0.3 million and $0.7 million, respectively, in interest expense related to the discount amortization. As of October 29, 2005, the net carrying value of the Notes was $11.9 million, including accrued interest.

During the 13 weeks ended October 29, 2005, investors converted $6.7 million of the Notes into 4,487,967 shares of Class A Common Stock. The Company recorded net non-cash interest charges of $5.7 million during the period to write-off a ratable portion of unamortized debt discount, deferred financing costs and accrued interest associated with the Notes.

On May 3, 2005, the Company repaid the amounts owed under the Bridge Financing, including capitalized interest (see Note 6).

The Facility ranks senior in right of payment to the Notes. At October 29, 2005, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

NOTE 6: Convertible Preferred Stock and Common Stock Warrants

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

(Unaudited)

NOTE 6: Convertible Preferred Stock and Common Stock Warrants (continued)

The Company also issued new Series E Warrants to purchase up to 7.5 million shares of Class A Common Stock. The Series E Warrants are exercisable beginning November 3, 2005, and expire on November 3, 2010, and have an initial exercise price of $3.68, reflecting the closing bid price of the Class A Common Stock on the business day immediately before the signing of the Securities Purchase Agreement. The Series E Warrants have anti-dilution protection for stock splits, stock dividends, distributions and similar transactions.

The Company used approximately $11.9 million of the proceeds from the financing to retire the outstanding Bridge Financing and approximately $1.5 million to pay transaction costs. The remainder of the proceeds, approximately $17.6 million, are being used for general working capital purposes.

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

In accordance with the provisions of EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” the Company will include the shares issuable upon conversion of the Preferred Stock in its calculations of basic and diluted earnings per share to the extent such inclusion would be dilutive. Because the effect would have been anti-dilutive for the 13 and 39 weeks ended October 29, 2005, the Company did not include such shares in its calculations of basic and diluted earnings per share for such periods.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

(Unaudited)

NOTE 6: Convertible Preferred Stock and Common Stock Warrants (continued)

The Company determined the Registration Rights Agreement associated with the Preferred Stock to be a derivative financial instrument subject to the provisions of SFAS No. 133. In accordance with SFAS No. 133, the Company accounts for this derivative at fair value on the condensed consolidated balance sheets within other long-term liabilities. Changes in the fair market value of this derivative liability are recognized in earnings. On July 29, 2005, the SEC declared effective an S-3 registration statement filed by the Company to register Class A common stock underlying the Preferred Stock and Series E Warrants, which reduced the derivative value of the Registration Rights Agreement to zero. As a result, during the 39 weeks ending October 29, 2005, the Company recognized a $0.1 million increase in the fair value of this derivative as a increase to the carrying value of the derivative liability and a credit to interest expense in the condensed consolidated statements of operations for such period.

During the 13 weeks ended October 29, 2005, investors in the Preferred Stock converted $14.1 million of such preferred stock into 4,699,000 shares of Class A Common Stock, resulting in $10.5 million of Preferred Stock remaining outstanding as of October 29, 2005. Investors also exercised portions of outstanding Series B, C and D Warrants during the 13 weeks ended October 29, 2005, resulting in issuance of 379,894 shares of Class A Common Stock in exchange for $0.9 million of proceeds to the Company.

On October 18, 2005, the Company and certain of its securityholders entered into an amendment to each of the Company’s Amended and Restated Securities Purchase Agreement, dated as of December 13, 2004, and the Company’s Securities Purchase Agreement, dated as of April 29, 2005. Pursuant to the Amendments, the Company has agreed to permit Henry Winterstern, the Chairman of the Board, to sell up to 250,000 shares of the Company’s restricted Class A common stock, which he received for his efforts in negotiating and completing the Company’s private placement in January 2005. In November 2005, the Company filed, and the SEC declared effective, a registration statement on Form S-3 to register the sale of the shares by Mr. Winterstern.

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

Under the terms of the consulting agreement, the Company paid Mr. Gold $2.1 million upon agreement execution and will pay Mr. Gold $100,000 per month from July 2005 through January 2007. The Company recorded $0.3 million and $2.5 million of consulting expense within general and administrative expenses in its condensed consolidated statements of operations for the 13 and 39 week periods ended October 29, 2005, respectively, to recognize Mr. Gold’s cash compensation earned to date.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

(Unaudited)

NOTE 7: Consulting Agreement with Michael Gold (continued)

In accordance with accounting standards established within EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” and SFAS No. 123, the Company recorded $13.3 million of non-cash consulting expense within general and administrative expenses during the 39 weeks ended October 29, 2005, for the value of the 2.0 million shares of non-forfeitable restricted stock as of the grant date.

Also in accordance with EITF Issue No. 96-18, EITF Issue No. 00-18 and SFAS No. 123, the Company will recognize consulting expenses for the fair value of the Performance Shares over the periods from the stock award agreement date to each tranche’s 350,000 share blocks’ respective vesting dates. The Company recorded $2.0 million and $2.7 million of non-cash consulting expense within general and administrative expenses during the 13 and 39 weeks ended October 29, 2005, respectively, based on the fair value of the Performance Shares as of October 29, 2005 and the portion of the consulting agreement period of July 2005 through January 2007 that had elapsed through October 29, 2005.

For reporting periods leading up to the vesting dates of the respective blocks of 350,000 shares, the Company will record consulting expenses based upon the then fair value of the Performance Shares and the time elapsed during such reporting period relative to the term of Mr. Gold’s consulting agreement. However, upon vesting of each block of 350,000 Performance Shares, based on the above vesting criteria, the Company will record any then unrecorded consulting expense associated with such share block based upon the Company’s common stock price on the day such vesting occurs. As such, the Company’s cumulative consulting expense for each such block of vested shares recognized through the vesting date will be an amount equal to (i) the Company’s common stock price on the vesting date multiplied by (ii) 350,000. Accordingly, the timing and amount of consulting expenses associated with the Performance Shares will fluctuate significantly depending upon changes in the Company’s common stock price and the related timing of achievement of the common stock price vesting thresholds.

NOTE 8: Net Income Per Share

For purposes of calculating basic and diluted earnings per share, the calculation of weighted average shares outstanding for the 13 and 39 weeks ended October 29, 2005 exclude the impact of the 10,050,000 shares of restricted Class A Common Stock issued and outstanding under the Company’s 2005 Stock Incentive Plan since such shares have not vested as of October 29, 2005, and, in some cases, will vest only upon achievement of certain performance conditions.

Potentially dilutive securities of 44,257,817, 46,186,654, none, and 2,718 for the 13 and 39 weeks ended October 29, 2005 and the 13 and 39 weeks ended October 30, 2004, respectively, were not included in the calculation of diluted earnings per share because of their anti-dilutive effect.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

(Unaudited)

NOTE 9: Commitments and Contingencies - Litigation

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”), on behalf of persons who purchased the Company’s common stock between January 7, 2003 and August 19, 2004. The Company and certain of its present and former directors and executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including the Company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal division and return that business to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company is vigorously defending this litigation and filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, the plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. There can be no assurance that this litigation will be resolved in a favorable manner. Additionally, the Company is unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at October 29, 2005.

On February 8, 2005, the Company announced that the Pacific Regional Office of the SEC had commenced an informal, non-public inquiry regarding the Company. The Company indicated that the SEC’s inquiry generally related to the events and announcements regarding the Company’s 2004 second quarter earnings and the sale of Company stock by La Senza Corporation and its affiliates during 2004. The SEC has advised the Company that on April 19, 2005, it issued a formal order of investigation in connection with its review of matters relating to the Company. Consistent with the previous announcements, the Company intends to cooperate fully with the SEC’s inquiry. It is too soon to determine, and the Company is unable to predict, the likely outcome in this matter and whether such outcome will have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 29, 2005.

In May 2004, the Company was notified by a consumer group, alleging that five products consisting of certain rings and necklaces contained an amount of lead that exceeded the maximum .1 parts per million of lead under Proposition 65 of the California Health and Safety Code; however, no money damages were requested. Each such contact constitutes a separate violation. The maximum civil penalty for each such violation is $2,500. The vendor of the products confirmed that the jewelry in question contained some lead. The vendor has confirmed, however, that it will accept the Company’s tender of liability. The Company has no outstanding invoices with the vendor. The Company has placed all future jewelry orders, effective October 2004, as lead-free orders, which may lead to a 10% to 30% increase in cost. On June 22, 2004, the California Attorney General filed a complaint on behalf of the Center for Environmental Health. On June 24, 2004, the Company was added to that complaint as a named defendant. The case is currently being mediated for resolution on industry standards. Additionally, the Company is unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. However, the Company believes it will incur at least $25,000 to settle this matter. Such amount has been accrued as a loss contingency at October 29, 2005.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment of any of the pending litigation, the Company is adequately covered by insurance. As of October 29, 2005, the Company was not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2005 and October 30, 2004 (as restated)

(Unaudited)

NOTE 10: Subsequent Event

On December 5, 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested and significantly “out-of-the-money” stock options previously awarded to employees and officers with exercise prices equal to or greater than $19.00. The Company will be required to recognize the expense associated with its outstanding unvested stock options upon adoption of SFAS No. 123(R) in the first quarter of fiscal 2006. As a result of this vesting acceleration, the Company expects to reduce the pre-tax expense it otherwise would be required to record in connection with such stock options by approximately $0.5 million in fiscal 2006 and $0.1 million in fiscal 2007.

In making the decision to accelerate these stock options, the Board of Directors considered the interest of the Company’s stockholders in not having earnings materially affected by stock compensation expense incurred for options with exercise prices significantly above the Company’s current common stock price. Also, because these stock options have exercise prices significantly in excess of the Company’s current common stock price, the Board of Directors believed such stock options are no longer achieving their original objectives of incentive compensation and employee retention.

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

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers. We are a Delaware corporation that operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.”. At October 29, 2005, we had 402 retail stores in 46 states, Puerto Rico and Washington D.C. Of the 402 stores, there were 309 locations within the Wet Seal chain and 93 Arden B. locations. As a part of our financial turn-around strategy to improve our company’s operating results, we announced on December 28, 2004 our plans to close approximately 150 Wet Seal stores. We initially completed the closure of 153 Wet Seal stores by March 5, 2005. Subsequently, we decided to close three additional Wet Seal stores and, in addition, re-open eight previously closed Wet Seal stores as of October 29, 2005.

We operated a chain, Zutopia, which was not successful in generating profits. We made the determination to discontinue this chain of 31 stores at the end of fiscal year 2003. The 39-week period ending October 30, 2004 included a $4.2 million loss from discontinued operations, net of income taxes, for the Zutopia chain.

We consider the following items to be key performance indicators in evaluating our performance:

Comparable store sales – Stores are deemed comparable stores on the first day of the month following the thirteen full month of operation after opening or expansion/relocation. We consider comparable store sales to be an important indicator of current performance. Comparable store sales results are important in achieving operating leverage on certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

Transaction counts – We consider the trend in the number of sales transactions occurring in our stores to be a key performance metric. To the extent we are able to increase transaction counts in our stores without a commensurate decrease in the average dollar sale per transaction, we will generate increases in our comparable store sales.

Merchandise margins – We analyze the components of merchandise margins, specifically initial markup and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations.

Operating income – We view operating income as a key indicator of our success. The key drivers of operating income are comparable store sales, merchandise margins, and our ability to control operating costs. For a discussion of the changes in the components comprising operating income, see “Results of Operations” in this section.

Cash flow and liquidity (working capital) – We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. We expect our cash on hand, cash flows from operations, and proceeds from our issuance of convertible preferred stock on May 3, 2005, will be sufficient to finance operations without borrowing under our Facility during fiscal 2005.

Store Formats

Wet Seal. Founded in 1962, Wet Seal targets the fashion-conscious junior customer by providing a balance of moderately priced fashionable brand name and company-developed apparel and accessories. While Wet Seal targets fashion-forward teens, we believe that Wet Seal’s core customer is between the ages of 17 and 19 years old. Wet Seal stores average approximately 4,000 square feet in size. As of October 29, 2005, we operated 309 Wet Seal stores.

Arden B. In the fourth quarter of fiscal 1998, we opened our first Arden B. store. Arden B. delivers a feminine, contemporary, sophisticated wardrobe of branded fashion separates and accessories for every facet of the customer’s lifestyle: from everyday to special occasion, by offering unique, high quality, European inspired, in-house designs, predominantly under the “Arden B.” brand name. Arden B. stores average approximately 3,200 square feet in size. As of October 29, 2005, we operated 93 Arden B. stores.

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

Current Trends and Outlook

In January 2005 we initiated the primary component of our turnaround strategy, our new merchandise approach for our Wet Seal brand. This approach, among other things, consisted of lower retail prices, a broader assortment of fashion-right merchandise and more frequent delivery of fresh merchandise. Since the introduction of this new strategy, we have experienced comparable store sales growth of 29.8%, 55.9% and 46.6% for the fiscal quarters ended April 30, 2005, July 30, 2005 and October 29, 2005, respectively. The recent comparable store sales trend has resulted entirely from increased transaction counts. The acceleration of comparable store sales results continues to validate our merchandise strategy for our Wet Seal business. As a result of our improving sales trend and the completion of our Wet Seal division store closure plan, we experienced a significant improvement in our net loss from continuing operations for the 13-week and 39-week periods ended October 29, 2005 versus the same periods a year ago. Gross margin expanded to 30.8% and 31.7% of sales, respectively, for the 13-week and 39-week periods ended October 29, 2005, versus 16.5% and 13.7%, respectively, for the comparable periods a year ago, driven by the improving sales in existing stores, lower merchandise markdowns and the benefits of closing low volume stores. Our current operating performance trend and recent financing transactions have resulted in increased liquidity for the Company and, in turn, improved our current credit standing with suppliers, which may further improve our liquidity. However, we cannot assure you that we will not experience future declines in comparable store sales. If our current sales trends do not continue and our comparable store sales drop significantly, this could impact our operating cash flow and we may be forced to seek alternatives to address our cash constraints, including seeking additional debt and/or equity financing.

Store Closures

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We appointed Hilco Merchant Resources, LLC to manage the inventory liquidations for the store closures and Hilco Real Estate, LLC to negotiate with the respective landlords for purposes of lease terminations and buyouts. We initially completed our inventory liquidation sales and closing of 153 Wet Seal stores in March 2005. Subsequent to March 2005, we closed three additional Wet Seal stores and, in addition, re-opened eight stores as of October 29, 2005, since it was determined their cost to operate would be less than the cost to terminate their respective leases. Any future closures will be the result of natural lease expirations where we decide not to extend, or are unable to extend, a store lease. We took charges of $4.9 million related to the estimated lease termination costs for the balance of store closures that we expected would occur in our first quarter ended April 30, 2005, and $0.6 million for related liquidation fees and expenses, partially offset by a $0.4 million benefit related to the write-off of deferred rent. As a result of expected favorable dispositions and related lease termination costs, we reduced our store closure reserve $0.5 million and $0.1 million during the fiscal quarters ended July 30, 2005 and October 29, 2005, respectively.

Issuance of Convertible Preferred Stock and Common Stock Warrants

To further enhance our financial position and provide sufficient capital to finance our efforts of improving the performance of the Company over the next twelve months, we announced on April 29, 2005, the signing of a Securities Purchase Agreement with several investors that participated in our January 2005 financing. On May 3, 2005 we completed this financing and received approximately $19.1 million in net proceeds (including the proceeds from the exercise of the Series A and Series B Warrants discussed below and after the retirement of our $10.0 million bridge loan and related accrued interest) before transaction costs. Pursuant to the Securities Purchase Agreement, the investors agreed to exercise all of their outstanding Series A Warrants and a pro rata portion of the outstanding Series B Warrants that were issued in the January 2005 Private Placement (see Note 5 of Notes to Condensed Consolidated Financial Statements herein). We issued approximately 3.4 million shares of our Class A common stock related to the exercise of these warrants at an aggregate exercise price of approximately $6.4 million.

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

We used approximately $11.9 million of the proceeds from the financing to retire our outstanding bridge loan, which was provided by certain participants of the January 2005 Private Placement. The remainder of the proceeds, approximately $19.1 million, are being used for general working capital purposes and costs of this transaction.

As described more fully in Note 6 of Notes to Condensed Consolidated Financial Statements herein, based on valuations of the new warrants, the Registration Rights Agreement associated with the Preferred Stock and the beneficial conversion feature of the Preferred Stock, we recorded the Preferred Stock at a discount of approximately $23.3 million, with such discount also recorded as an increase to paid-in capital. During the 39 weeks ended October 29, 2005, we recorded a non-cash preferred stock dividend to amortize this discount in its entirety. The non-cash dividend is recognized in our condensed consolidated statements of operations as a reduction to arrive at net loss attributable to common stockholders.

During the 13 weeks ended October 29, 2005, investors in the Preferred Stock converted 14,097 shares of such preferred stock into 4,699,000 shares of Class A Common Stock, resulting in 10,503 shares of Preferred Stock remaining outstanding as of October 29, 2005. Investors also exercised portions of outstanding Series B, C and D Warrants during the 13 weeks ended October 29, 2005, resulting in issuance of 379,894 shares of Class A Common Stock in exchange for $0.9 million of proceeds to us.

Credit Extensions

Due to our financial results through January 29, 2005, we experienced a tight credit environment. Credit extended to us by vendors, factors, and others for merchandise and services was extremely limited. The impact of this credit tightening required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. The lack of credit created a considerable need for working capital. This tight credit environment resulted, in some cases, in delays or disruption in merchandise flow, which in turn had an adverse effect on our sales and results of operations. Our improving sales trend, the completion of our most recent financing in May 2005 and our improved operating results for our most recent quarter ended October 29, 2005 has improved our cash position and liquidity profile. As a result, we believe, but cannot provide assurance, that we could now obtain longer credit terms with several vendors. However, we continue to maintain shorter credit terms in order to take advantage of favorable purchase discounts.

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

Under the terms of the consulting agreement, we paid Mr. Gold $2.1 million upon execution and will pay him $0.1 million per month from July 2005 through January 2007. We recorded $0.3 million and $2.5 million of consulting expense within general and administrative expenses in our condensed consolidated statements of operations for the 13 and 39 week periods ended October 29, 2005, respectively, to recognize Mr. Gold’s cash compensation earned to date.

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

As more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements herein, we recorded $13.3 million of non-cash consulting expense within general and administrative expenses during the 39 weeks ended October 29, 2005, for the value of the 2.0 million shares of non-forfeitable restricted stock as of the grant date, and we recorded $2.0 and $2.7 million of non-cash consulting expense within general and administrative expenses during the 13 and 39 weeks ended October 29, 2005, respectively, based on the fair value of the Performance Shares as of October 29, 2005 and the portion of the consulting agreement period of July 2005 through January 2007 that had elapsed through October 29, 2005. Prospectively, the Performance Shares will be accounted for on a variable basis, whereby quarterly charges through the remainder of the vesting periods, which could extend as far as January 1, 2008, will be based upon the then fair value of the Performance Shares.

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

Through our Wet Seal division, we have a Frequent Buyer Card program that entitles the customer to receive a 10% to 20% discount on all purchases made during the twelve-month program period. The revenue from the annual membership fee of $20.00 is non-refundable. Revenue is recognized on a straight-line basis over the twelve-month membership period base upon historical spending patterns for Wet Seal customers.

We introduced a customer loyalty program in our Arden B. division in August of 2004. Under the program, customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point threshold, the member earns awards that may be redeemed at any time for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales at the time awards are earned by the customer. The program has been in effect for just over one year, resulting in our having limited history for assessing redemption patterns. However, we have anticipated partial non-redemption of awards based on the program’s redemption history to date. The unearned revenue for this customer loyalty program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $5.4 million and $3.5 million at October 29, 2005 and January 29, 2005, respectively. If actual redemptions ultimately differ from accrued redemption levels, we could record adjustments to the unearned revenue accrual, which would affect sales.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first in, first out) or market. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Cost is calculated using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value, then converted to a cost basis by applying a specific average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Markdowns for clearance activities are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, and age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis for the 13 and 39 weeks ended October 29, 2005, and the 13 and 39 weeks ended October 30, 2004, were $17.7 million, $41.3 million, $20.8 million and $56.1 million, respectively, and represented 13.7%, 11.5%, 18.7% and 17.7% of sales, respectively.

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

As of July 30, 2005 and October 29, 2005, we determined such events or changes in circumstances had occurred with respect to a combined total of five of our retail stores. Our evaluations at those times indicated that operating losses existed at these stores with a projection that the operating losses for these locations will continue. As such, we recorded non-cash charges of a combined total of $0.4 million in our condensed consolidated statement of operations for the 39 weeks ended October 29, 2005, to write-down the carrying value of these stores’ long-lived assets to their estimated fair value.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of our goodwill may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. As of October 29, 2005, goodwill was $6.0 million directly associated with the Arden B. division.

Stock-Based Compensation

We have various stock-based compensation arrangements that provide options, warrants, restricted stock grants and performance shares to certain employees, non-employee directors, consultants, lenders and landlords. We have elected to account for stock-based compensation to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which utilizes the intrinsic value method of accounting for stock-based compensation. For certain of our stock-based compensation arrangements, we also apply other accounting guidance, including Emerging Issues Task Force (EITF) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.”

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

As of January 29, 2005, we had a $164.9 million of federal net operating loss carryforward. Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on our analysis, we have undergone an ownership change, but, assuming we generate sufficient taxable income, the applicable annual loss limitations will be high enough to allow for full utilization of our federal net operating loss carryforward as of January 29, 2005, prior to its expiration between 2023 and 2025. However, if our future taxable income were to exceed the applicable annual loss limitation in any given fiscal year, we would be required to pay federal and state income taxes on such excess amount. We have not yet made a final determination of the amounts of the applicable annual loss limitations.

Insurance Coverage

We are partially self-insured for our worker’s compensation and group health plans. Under the workers’ compensation insurance program, we are liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $5.0 million. Under our group health plan, we are liable for a deductible of $0.15 million for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to the number of participants in the plan each month. For both of the insurance plans, we record a liability for the costs associated with reported claims and a projected estimate for unreported claims due to historical experience and industry standards. We will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause us to revise our estimate of potential losses and affect our reported results.

New Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. We will be adopting this pronouncement beginning with our fiscal year 2006. The adoption of FSP No. 13-1 is not expected to have a material impact on our consolidated financial statements.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. We will apply the principles of SAB No. 107 in conjunction with our adoption of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS No. 123 methodology and amounts. Prior periods presented do not require restatement. This statement is effective for the first fiscal year beginning after June 15, 2005. We will be adopting this pronouncement during the first quarter of our fiscal year 2006 , at which time we will begin to record stock compensation expense over the remaining vesting period for prior stock option grants to employees that are not fully vested as of the end of fiscal 2005. The adoption of SFAS No. 123(R) could also have a significant adverse effect on our results of operations and earnings per share to the extent we continue to make share-based payments. We are currently evaluating the impact SFAS No. 123(R) will have on our consolidated financial statements.

Additional information regarding new accounting pronouncements is contained in Note 1 of Notes to Condensed Consolidated Financial Statements herein.

Results of Operations

Except as otherwise noted, the following discussion of our financial position and results of operations excludes our discontinued Zutopia division, which was closed by May 2004.

The following table sets forth selected income statement data as a percentage of net sales for the 13-week and 39-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales 13 Weeks Ended		As a Percentage of Sales 39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 29, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.2	83.5	68.3	86.3

Gross margin	30.8	16.5	31.7	13.7
Selling, general and administrative expenses	30.6	38.4	35.0	37.7
Store closure (adjustments) costs	(0.1)	—	1.3	—
Asset impairment	0.1	—	0.1	12.8

Operating loss	0.2	(21.9)	(4.7)	(36.8)
Interest (expense) income, net	(5.2)	0.0	(2.6)	0.0

Loss before provision for income taxes	(5.0)	(21.9)	(7.3)	(36.8)
Provision for income taxes	0.0	—	0.1	9.5

Loss from continuing operations	(5.0)	(21.9)	(7.4)	(46.3)
Loss from discontinued operations, net of income taxes	—	—	—	(1.3)

Net loss	(5.0)	(21.9)	(7.4)	(47.6)
Accretion of non-cash dividends on convertible preferred stock	—	—	(6.5)	—

Net loss attributable to common stockholders	(5.0)%	(21.9)%	(13.9)%	(47.6)%

Thirteen Weeks Ended October 29, 2005 Compared to Thirteen Weeks Ended October 30, 2004

Net sales

(in millions)

	13 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		13 Weeks Ended October 30, 2004
Net Sales	$129.3	$18.5	16.7%	$110.8
Comparable store sales			46.6%

Net sales for the 13 weeks ended October 29, 2005 increased as a result of significant growth in comparable store sales.

•	Comparable store sales increased 46.6% as a result of a combined 94.4% increase in transaction counts per store for Wet Seal and Arden B., partially offset by a combined 14.5% decrease in average dollar sale for Wet Seal and Arden B.

•	The sales growth from increased comparable store sales was partially offset by having fewer stores in operation during the 13-week period ended October 29, 2005 than during the same period a year ago. The fewer stores in operation primarily resulted from closing 153 Wet Seal stores during the period of December 26, 2004, through March 5, 2005.

Cost of sales

(in millions)

	13 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		13 Weeks Ended October 30, 2004
Cost of sales	$89.5	($3.0)	(3.3%)	$92.5
Percent of net sales	69.2%		(14.3%)	83.5%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying and sourcing, inspection costs, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales, in dollars and as a percent to sales, decreased due to:

•	The volume impact of closing 153 low sales volume, unprofitable Wet Seal stores.

•	The positive effect of sales leverage on design, buying, planning and occupancy costs.

•	Significantly lower markdown volume related to our combined Wet Seal and Arden B. concepts (44.0% during the 13 weeks ended October 29, 2005 versus 67.6% during the 13 weeks ended October 30, 2004).

Selling, general and administrative expenses (SG&A)

(in millions)

	13 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		13 Weeks Ended October 30, 2004
Selling, general and administrative expenses	$39.6	($3.0)	(7.1%)	$42.6
Percent of net sales	30.6%		(7.8%)	38.4%

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

Selling expenses decreased $3.3 million to 22.6% of sales, or 6.7% as a percentage of sales, from the 13-week period ended October 30, 2004. The decrease in store operating expenses from last year, in total dollars and as a percentage of sales, was primarily due to closure of 153 low volume Wet Seal stores, lower spending for advertising, which included the discontinuance of our in-store fashion and entertainment network, the benefit of sales volume leverage from the comparable store sales increases, and changes in our store staffing model, partially offset by an increase in variable payroll costs per store as a result of our comparable store sales increases.

General and administrative expenses increased approximately $0.3 million over last year to $10.4 million. As a percent to sales, general and administrative expenses were 8.0%, versus 9.1% as a percentage of sales a year ago. Prior year general and administrative expenses included approximately $1.7 million in increased costs associated with the evaluation of strategic alternatives and employee retention bonuses to certain management personnel as a result of our distressed financial situation at that time. Although we reduced costs as compared to the comparable prior year period by approximately $0.5 million for salaries and wages, $0.3 million for capital taxes adjusted upon final fiscal 2004 tax filings, and $0.1 million for reduced supplemental employee retirement plan costs, these reductions were more than offset by the following:

•	$0.3 million in cash charges and $2.0 million in non-cash stock compensation charges incurred under the terms of the consulting and stock award agreements we executed with Michael Gold in July 2005.

•	$0.4 million in severance charges related to the resignation of the company’s former CFO.

•	$0.2 million in net casualty losses due to damages of two Wet Seal stores caused by Hurricane Katrina.

Store closure (adjustments) costs

(in millions)

	13 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		13 Weeks Ended October 30, 2004
Store closure (adjustments) costs	($0.1)	($0.1)	—	—
Percent of net sales	(0.1%)		(0.1%)	—

As a result of favorable dispositions and decreases in estimated costs for lease terminations, during the 13 weeks ended October 29, 2005, we recognized a $0.1 million credit to store closure costs for the 13-week period ended October 29, 2005. We had no activity requiring incurrence of store closure costs a year ago.

Asset impairment

(in millions)

	13 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		13 Weeks Ended October 30, 2004
Asset impairment	$0.1	$0.1	—	$—
Percent of net sales	0.1%		0.1%	—

Based on our quarterly assessment of the carrying value of long-lived assets conducted in accordance with SFAS No. 144, as of October 29, 2005, we identified three stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values. We incurred a non-cash charge of $0.1 million to write down these stores to their respective fair values. We had no indicators requiring evaluation of asset impairment charges a year ago.

Interest (expense) income, net

(in millions)

	13 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		13 Weeks Ended October 30, 2004
Interest (expense) income, net	($6.7)	($6.7)	—	$0.0
Percent of net sales	(5.2%)		(5.2%)	0.0%

We incurred net interest expense of $6.7 million for the 13-week period ended October 29, 2005 comprised of:

•	Interest expense of $0.3 million under our secured credit facility (the “Facility”) for our $8.0 million term-loan, which bears interest at prime plus 7%, plus related Facility fees.

•	Net write-off of $5.7 million of unamortized debt discount, deferred financing costs and accrued interest upon investor conversions into Class A Common Stock of $6.7 million of our $56.0 million of convertible notes issued in January 2005.

•	Non-cash interest expense of $0.8 million with respect to our convertible notes issued on January 14, 2005, which includes both an annual interest rate of 3.76%, which we have elected to add to principal, and related discount amortization.

•	Amortization of deferred financing costs of $0.3 million associated with the placement of the Facility, term loan and convertible notes.

•	Interest income of $0.6 million from investment of excess cash.

•	Non-cash interest expense of $0.1 million to recognize the increase in market value during the quarter of a derivative liability resulting from a “change in control” put option held by the investors in our convertible notes.

•	Appraisal fees of $0.1 million related to the Facility.

Provision for income taxes

(in millions)

	13 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		13 Weeks Ended October 30, 2004
Provision for income taxes	$0.0	$0.0	0.0%	$0.0

We ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning with our second quarter of fiscal 2004. We did not recognize income tax benefits related to net operating losses generated during the 13-week period ended October 29, 2005 as we continue to believe it to be more likely than not that we will not generate sufficient taxable income to realize these deferred tax assets. During the 13-week period ended October 29, 2005, we incurred a nominal amount of income tax expense pertaining to past income tax audit matters.

Thirty-Nine Weeks Ended October 29, 2005 Compared to Thirty-Nine Weeks Ended October 30, 2004

Net sales

(in millions)

	39 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		39 Weeks Ended October 30, 2004
Net Sales	$359.4	$43.0	13.6%	$316.4
Comparable store sales			44.8%

Net sales for the 39 weeks ended October 29, 2005 increased as a result of significant growth in comparable store sales.

•	Comparable store sales increased 44.8% as a result of a combined 84.7% increase in transaction counts for Wet Seal and Arden B., partially offset by a combined 13.0% decrease in average dollar sale for both Wet Seal and Arden B.

•	The sales growth from increased comparable store sales was partially offset by having fewer stores in operation during the 39-week period ended October 29, 2005 than during the same period a year ago. The fewer stores in operation primarily resulted from closing 153 Wet Seal stores during the period of December 26, 2004, through March 5, 2005.

Cost of sales

(in millions)

	39 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		39 Weeks Ended October 30, 2004
Cost of sales	$245.5	($27.5)	(10.1%)	$273.0
Percent of net sales	68.3%		(18.0%)	86.3%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying and sourcing, inspection costs, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales, in dollars and as a percent to sales, decreased due to:

•	The volume impact of closing 153 low sales volume, unprofitable Wet Seal stores.

•	The positive effect of higher average store sales on design, buying, planning and occupancy costs.

•	Significantly lower markdown volume related to our combined Wet Seal and Arden B. concepts (36.8% during the 39 weeks ended October 29, 2005 versus 63.8% during the 39 weeks ended October 30, 2004).

Selling, general and administrative expenses (SG&A)

(in millions)

	39 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		39 Weeks Ended October 30, 2004
Selling, general and administrative expenses	$125.8	$6.6	5.6%	$119.2
Percent of net sales	35.0%		(2.7%)	37.7%

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

Selling expenses decreased $11.8 million to 22.6% of sales, or 6.8% as a percentage of sales, from a year ago. The decrease in store operating expenses from last year, in total dollars and as a percentage of sales, was primarily due to closure of 153 low volume Wet Seal stores, lower spending for advertising, which included the discontinuance of our in-store fashion and entertainment network, the benefit of sales volume leverage from the comparable store sales increases from ongoing stores, and changes in our store staffing model.

General and administrative expenses increased approximately $18.4 million over last year to $44.6 million. As a percent to sales, general and administrative expenses were 12.4%, or 4.1% as a percentage of sales higher than a year ago. Prior year general and administrative expenses included approximately $1.7 million in increased costs associated with the evaluation of strategic alternatives and employee retention bonuses to certain management personnel as a result of our distressed financial situation at that time. Although we reduced costs as compared to the comparable prior year period by approximately $2.0 million for salaries, wages and benefits, and $0.7 million for computer maintenance, these reductions were more than offset primarily by the following:

•	$2.5 million in cash charges and $16.0 million in non-cash stock compensation charges incurred under the terms of the consulting and stock award agreements we executed with Michael Gold in July 2005.

•	An increase in board of director fees of $0.8 million, primarily associated with non-cash stock compensation.

•	An increase in corporate bonus expense of $0.6 million due to our improved financial performance versus the comparable prior year period.

•	An increase in legal fees of $0.5 million, primarily associated with our class action litigation, SEC investigation and public filings with Securities and Exchange Commission.

•	A charge of $0.4 million to increase an accrual for the estimated settlement cost of currently ongoing sales and use tax audits.

•	$1.0 million in severance cash charges related to the resignation of the company’s former CFO, and Executive Vice President and other certain employees.

•	$0.2 million in net casualty losses due to damages of two Wet Seal stores caused by Hurricane Katrina.

•	An increase of $0.2 million in costs associated with financial statement audit fees.

•	An increase of $0.3 million in costs associated with Sarbanes-Oxley compliance assistance services.

Store closure (adjustments) costs

(in millions)

	39 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		39 Weeks Ended October 30, 2004
Store closure (adjustments) costs	$4.5	$4.5	—	—
Percent of net sales	1.3%		1.3%	—

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We appointed Hilco Merchant Resources, LLC to manage the inventory liquidations for the store closures and Hilco Real Estate, LLC to negotiate with the respective landlords for purposes of lease terminations and buyouts. We initially completed our inventory liquidation sales and closing of 153 Wet Seal stores in March 2005. Subsequent to March 2005, we closed three additional Wet Seal stores and, in addition, re-opened eight stores as of October 29, 2005, since it was determined their cost to operate would be less then the cost to terminate their respective leases. In our first quarter ended April 30, 2005, we took charges of $4.9 million related to the estimated lease termination costs for the balance of store closures that we expected would occur and $0.6 million for liquidation fees and expenses, partially offset by a $0.4 million benefit related to the write-off of deferred rent. We have substantially completed our previously announced store closure effort and related lease terminations. As a result of expected favorable dispositions and related lease termination costs, we reduced our store closure reserve by $0.5 million and $0.1 million during the 13 weeks ended July 30, 2005 and October 29, 2005, respectively. We had no activity requiring incurrence of store closure costs a year ago.

Asset impairment

(in millions)

	39 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		39 Weeks Ended October 30, 2004
Asset impairment	$0.4	($40.0)	99.0%	$40.4
Percent of net sales	0.1%		(12.7%)	12.8%

Based on our quarterly assessments of the carrying value of long-lived assets conducted in accordance with SFAS No. 144, during the 39 weeks ended October 29, 2005, we identified five stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values. We incurred non-cash charges of $0.4 million to write down these stores to their respective fair values.

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

Interest (expense) income, net

(in millions)

	39 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		39 Weeks Ended October 30, 2004
Interest (expense) income, net	($9.4)	($9.5)	—	$0.1
Percent of net sales	(2.6%)		(2.6%)	0.0%

We incurred net interest expense of $9.4 million for the 39-week period ended October 29, 2005 comprised of:

•	Interest expense of $0.8 million under the Facility for our $8.0 million term-loan, which bears interest at prime plus 7%, plus related Facility fees.

•	Net write-off of $5.7 million of unamortized debt discount, deferred financing costs and accrued interest upon investor conversions into Class A Common Stock of $6.7 million of our $56.0 million of convertible notes issued in January 2005.

•	Interest expense of $1.2 million incurred through the repayment date on our $10.0 million bridge loan, which had an annual rate of interest of 25.0%.

•	Non-cash interest expense of $2.2 million with respect to our convertible notes issued on January 14, 2005, which includes both an annual interest rate of 3.76%, which we have elected to add to principal, and related discount amortization.

•	Amortization of deferred financing costs of $0.8 million associated with the placement of the Facility, term loan and convertible notes.

•	Interest income of $1.4 million from investment of excess cash.

•	Non-cash credit of $0.1 million to interest expense to recognize the decrease in market value during the period of derivative liabilities resulting from a “change in control” put option held by the investors in our convertible notes and the registration rights agreement associated with our Series C Convertible Preferred Stock.

•	Appraisal and Amendment fees of $0.2 million related to the Facility.

Income taxes

(in millions)

	39 Weeks Ended October 29, 2005	Change From Prior Fiscal Period		39 Weeks Ended October 30, 2004
Provision for income taxes	$0.4	$(29.7)	(98.6%)	$30.1

As discussed further below, we ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning with our second quarter of fiscal 2004. We did not recognize income tax benefits related to net operating losses generated during the 39-week period ended October 29, 2005 as we continue to believe it to be more likely than not that we will not generate sufficient taxable income to realize these deferred tax assets. During the 39 weeks ended October 29, 2005, we incurred a provision for income taxes of $0.4 million primarily to write off certain state tax receivables we no longer believe to be realizable.

For the 39 weeks ended October 30, 2004, we incurred a provision for income taxes of $30.1 million, comprised of the establishment of a tax valuation allowance of $38.9 million against all of our deferred tax assets, partially offset by a benefit to income taxes of $8.8 million recognized prior to our decision last year to cease recognizing such benefits. The tax valuation allowance was deemed necessary in light of disappointing sales results, our expectations at that time for weak future operating results and our historical operating performance. We established this tax valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires deferred tax assets to be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future.

Discontinued Operations

We closed 31 Zutopia stores during the course of the first two quarters of fiscal 2004. The loss of $4.2 million reflects the operating losses during the 39-week period ended October 30, 2004, including lease termination costs.

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

Liquidity and Capital Resources

Net cash used in operating activities was $15.5 million for the 39-week period ended October 29, 2005, compared to $64.6 million for the same period last year. For the 39-week period ended October 29, 2005, operating cash flows were directly impacted by our net loss of $26.7 million, the seasonal build-up of merchandise inventories under shorter vendor payment terms of $16.5 million and cash used as a result of changes in other operating assets and liabilities of $9.3 million, partially offset by net non-cash charges (primarily stock compensation, depreciation and amortization of debt discount and deferred financing costs) of $37.0 million. At October 29, 2005, the net owned inventory ratio was 2.80 compared to the ratio on October 30, 2004, of 2.11. The increase in the inventory ratio was due to shorter vendor credit terms. While we believe we could now obtain longer credit terms with several vendors as a result of our improved financial performance, we continue to maintain shorter credit terms in order to take advantage of favorable purchase discounts.

For the 39-week period ended October 29, 2005, net cash used in investing activities of $4.3 million was comprised of capital expenditures of $4.5 million, partially offset by proceeds from sales of equipment, furniture and fixtures of $0.1 million. Capital expenditures for the period were primarily for new store development and store relocations for our Arden B. concept.

For the 39-week period ended October 29, 2005, net cash provided by financing activities was $18.4 million, comprised primarily of $24.6 million in proceeds from our issuance of convertible preferred stock on May 3, 2005 and $7.3 million in proceeds from investor exercises of Series A and Series B common stock warrants, of which $6.4 million occurred concurrently with the Series C convertible preferred stock issuance, partially offset by payment of $1.6 million for Series C convertible preferred stock and other financing transaction costs and payment of $11.9 million of principal and interest to retire our $10.0 million bridge loan.

Total cash and cash equivalents at October 29, 2005 was $70.2 million, compared to $71.7 million at January 29, 2005.

Our working capital at October 29, 2005 was $58.0 million compared to $27.0 million at January 29, 2005.

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

At October 29, 2005, the amount outstanding under the Facility consisted of the $8.0 million junior secured term loan as well as $10.9 million in open documentary letters of credit related to merchandise purchases and $12.5 million in standby letters of credit, which included $10.6 million for inventory purchases. At October 29, 2005, we had $26.6 million available for cash advances and/or for the issuance of additional letters of credit under the Facility. In addition, at October 29, 2005, we had approximately $49.3 million of cash and cash equivalents in excess of the minimum borrowing base required for us to maintain access to the full borrowing capacity of the Facility at that time. At October 29, 2005, we were in compliance with all covenant requirements related to the Facility.

As a result of our continuing operating losses over the past three years, we have experienced a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The impact of this credit tightening has required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. All of these factors led us to seek additional financing for the purpose of executing our turnaround strategy, funding future negative cash flows from operations, satisfying working capital needs, funding expected capital expenditures of $7.0 million in fiscal 2005 and improving our credit worthiness. During fiscal 2004, we raised approximately $92.9 million in net proceeds through a series of financings to meet our cash needs. In addition, on May 3, 2005, we completed a private placement of convertible preferred stock and common stock warrants and received the net proceeds outlined in the above discussion about net cash provided by financing activities. See Note 6, “Convertible Preferred Stock and Common Stock Warrants,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding this transaction.

For the 4-week period ended January 29, 2005, we experienced a comparable store sales increase of 8.2%. This comparable store sales increase was the first in over two years. In addition, we initiated a key component to our turnaround strategy, our new merchandise approach, in January 2005. Subsequently, we have experienced comparable store sales growth of 29.8%, 55.9% and 46.6% for the fiscal quarters ended April 30, 2005, July 30, 2005 and October 29, 2005, respectively. In light of our improving trend in comparable store sales and our cash position of $70.2 million at October 29, 2005, we believe, if current sales trends continue, we will have sufficient cash to meet our operating and capital requirements for the next twelve months. However, we cannot assure you that we will not experience future declines in comparable store sales. If our current sales trends do not continue and our comparable store sales drop significantly, this could impact our operating cash flow and we may be forced to seek alternatives to address our cash constraints, including seeking additional debt and/or equity financing.

Seasonality and Inflation

Our business is seasonal in nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending the first week of September, historically accounting for a large percentage of our sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of 30% of our annual sales, after adjusting for sales increases related to new stores. We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we cannot be certain that our business will not be affected by inflation in the future.

Commitments and Contingencies

At October 29, 2005, our contractual obligations consisted of:

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Operating leases	$247,546	$46,543	$114,655	$51,185	$35,163
Store closure costs	805	805	—	—	—
Junior term loan	8,000	—	8,000	—	—
Convertible notes	50,734	—	—	—	50,734
Supplemental Employee Retirement Plan	2,200	360	588	392	860
Projected interest on contractual obligations	14,753	1,000	583	—	13,170

Total	$324,038	$48,708	$123,826	$51,577	$99,927

We have a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one former director. The SERP provides for retirement death benefits through life insurance. We funded a portion of the SERP obligation in 1998 and 1997 through contributions to a trust arrangement known as a “Rabbi” trust.

The projected interest component on our company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Our principal commercial commitments consist primarily of letters of credit, for the procurement of domestic and imported merchandise, secured through our Facility. At October 29, 2005, our contractual commercial commitments under these letter of credit arrangements were as follows:

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Letters of credit	$23,386	$23,386	—	—	—

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

Risk Factors

Risks Related to our Business

Our operating results for the nine months ended October 29, 2005 may not be indicative of our future results, and we cannot assure you that we will be able to sustain such level of performance.

During the last two fiscal years, the comparable store sales in our company declined significantly, which resulted in a net loss from continuing operations in 2004. However, since January 2005, our company has witnessed growth in comparable store sales. For the nine months ended October 29, 2005, comparable store sales increased by 44.8 percent, as compared to a 13.5 percent decline during the same period last year. However, we can provide no assurance that such comparable store sales improvements will continue in the future.

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

We have incurred operating losses and negative cash flows during each of fiscal 2003 and 2004 and through the third quarter of fiscal 2005. Although we received significant capital in connection with our January 2005 and May 2005 private placements, we will encounter liquidity constraints if we have operating losses and negative cash flows. In such event, we will be forced to seek alternatives to address these constraints, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code. In the event we need to seek additional financing, we will need to obtain the prior approval of our lenders and there is no assurance we will receive such approvals on terms acceptable to us.

As a result of our operating losses and negative cash flows, we experienced a tightening of credit extended to us by vendors, factors and others for merchandise and services, which could cause us to experience delays or disruption in merchandise flow.

Due to our financial results for the period prior to the beginning of the current fiscal year, we experienced a tightening of credit extended to us by vendors, factors and others for merchandise and services. The impact of this credit tightening had required us to issue letters of credit outside of the ordinary course of business, or, in many instances, to shorten vendor credit terms. If supply difficulties arise due to credit tightening, we could experience delays or disruption in merchandise flow, which, in turn, could have an adverse effect on our financial condition and results of operations.

Our decision to close certain Wet Seal stores may not significantly improve our financial condition or results of operations.

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turnaround strategy. We appointed Hilco Merchant Resources, LLC, or Hilco, to manage the inventory liquidations for the store closures and Hilco Real Estate, LLC to negotiate with the respective landlords for purposes of lease terminations and buyouts. Our company initially completed its inventory liquidation sales and closing of 153 Wet Seal stores in March 2005. Since March 2005, we have closed three additional Wet Seal stores. However, we have also re-opened eight stores during this fiscal year, since it was determined the cost to operate these stores would be less than the cost to terminate their respective leases. Any future closures will be the result of natural lease expirations where we decide not to extend, or are unable to extend, a store lease. We have completed, or anticipate completing, termination agreements on 149 of the original 153 Wet Seal stores identified for closure. Although we are near completion of these negotiations, we cannot assure you that we will be able to reach an agreement with all the landlords on terms acceptable to us.

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

Our company has been a defendant in a class action and the subject of an investigation by the Securities and Exchange Commission.

As previously reported, our company, certain of our former directors, and former and current officers, have been named as defendants in several securities class actions. These actions were consolidated in the United States District Court for the Central District of California.

The consolidated complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by, among other allegations, making false and misleading statements concerning the progress of our company to stem the losses of our Wet Seal division and return that business to profitability as well as the illegal use of material non-public information by former directors and a company controlled by them. The plaintiff sought class certification, compensatory damages, interest, costs and attorneys’ fees and expenses.

On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. In the event plaintiffs achieve a favorable outcome, significant damages could be assessed against our company, resulting in a material adverse effect on the financial condition of our company and the results of operations.

In February 2005, we announced that the Pacific Regional Office of the Securities and Exchange Commission had commenced an informal, non-public inquiry regarding our company. We indicated that the Securities and Exchange Commission’s inquiry generally related to the events and announcements regarding our company’s 2004 second quarter earnings and the sale of Class A common stock by La Senza Corporation and its affiliates during 2004. On April 19, 2005, the Securities and Exchange Commission advised us that it issued a formal order of investigation in connection with its review of matters relating to our company.

Consistent with the previous announcement, we intend to cooperate fully with the Securities and Exchange Commission’s inquiry. To date we have complied with the Securities and Exchange Commission’s requests by providing to them relevant documentation and written responses to their questions. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on our business, financial condition, results of operations or cash flows.

We have had significant management changes recently and these changes may impact our ability to execute our turnaround strategy in the near term.

In general, our success depends to a significant extent on the performance of our senior management, particularly personnel engaged in merchandising and store operations, and on our ability to identify, hire and retain additional key management personnel. In November 2004, the Chairman and Chief Executive Officer and the President of our Wet Seal division resigned from our company. In addition, as part of our turnaround strategy, all of the members of our board of directors, with the exception of Henry D. Winterstern and Alan Siegel, have either resigned or retired. During the last twelve months, we appointed a new President and Chief Executive Officer and four members to our board of directors. In August 2005, our Executive Vice President and Chief Financial Officer resigned from our company, and will be replaced by a new Executive Vice President and Chief Financial Officer who will join our company in December 2005.

We anticipate that we will continue to experience a transition period as this new management team is fully integrated with our company, which could impact our ability to confront the financial challenges that impact our company. In addition, there is a risk that we may lose additional members of our senior management team. If so, due to the intense competition for qualified personnel in the retail apparel industry, we cannot assure you that we will be able to identify, hire or retain the key personnel with the merchandising and management skills necessary to implement our turnaround strategy and offer appealing products to our target market.

We need to employ personnel with the requisite merchandising skills to continue our merchandising strategy implemented by Michael Gold.

Michael Gold, a well-regarded retailer, has assisted our company with our recent merchandising initiatives. Under the direction of Mr. Gold, our Wet Seal division has introduced and implemented a new merchandising strategy to attract teenage girls to our stores. On July 7, 2005, we entered into an agreement with Mr. Gold to confirm his continuing services as a consultant to our company and to secure his services until January 31, 2007.

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

In January 2005, we established our 2005 Stock Incentive Plan to attract and retain directors, officers, employees and consultants, which, as amended, reserves 12,500,000 shares of Class A common stock for issuance. As of October 29, 2005, an aggregate of 10,050,000 shares of restricted Class A common stock had been granted to Joel N. Waller, the Chief Executive Officer, Gary White, our Executive Vice President of Wet Seal, Michael Gold and our non-employee directors.

As a result of the granting of restricted shares, we will incur non-cash compensation expense charges to our earnings over the vesting periods or when the restrictions lapse. As a result, the restricted shares issued will have a significant adverse effect on our results of operations and on our earnings per share.

Our reported earnings and earnings per share will be significantly impacted as a result of the issuance of the securities in the January 2005 and May 2005 private placements and their subsequent conversion or exercise.

As a result of our issuance of the securities in the January 2005 and May 2005 private placements and in accordance with accounting guidelines noted in Emerging Issues Task Force (EITF) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF Issue No. 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments” and Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt issued with Stock Purchase Warrants”, we determined the fair market value of the warrants issued as well as the value of the beneficial conversion feature associated with our notes. The value assigned to the warrants and the beneficial conversion feature reduced the face value of our notes resulting in a discount that will be amortized over the life of our notes. The amortization of the discount will result in significant non-cash charges and will have an adverse effect on our earnings and earnings per share.

Prior to the conversion or the exercise of the securities in the January 2005 private placement and the warrants issued in the May 2005 private placement, the shares of Class A common stock underlying these securities may be included in the calculation of fully diluted earnings per share, provided their inclusion is not anti-dilutive. Prior to the conversion of the convertible preferred stock issued in the May 2005 private placement, the shares of Class A common stock underlying the convertible preferred stock may be included in the calculation of basic and fully diluted earnings per share, provided its inclusion is not anti-dilutive. Although the holders of these securities may not convert or exercise the respective securities if they would own (together with any affiliates) more than 9.99% of Class A common stock, upon such conversion and/or exercise, as applicable, or, in case of the convertible preferred stock, upon our achievement of net income, our earnings per share would be expected to decrease, or our net loss per share to decrease, as a result of the inclusion of the underlying shares of Class A common stock in our per share calculations.

If a portion or all of our convertible notes remain outstanding for all of fiscal 2005, interest expense, whether capitalized or paid, will have a significant impact on our financial results.

Our internal controls have had material weaknesses.

Management conducted an evaluation as of January 29, 2005, of the effectiveness of our company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our company’s internal control over financial reporting was not effective. Management identified internal control deficiencies that represented material weaknesses in internal control over the financial statement close process. The control deficiencies generally related to (i) our company’s resources and level of technical accounting expertise within the accounting function which were insufficient to properly evaluate and account for non-routine or complex transactions, such as the timely determination of the appropriate accounting for our leases or financing transaction completed in January 2005, and (ii) the timely preparation, review and approval of certain account analyses and reconciliations of significant accounts. These material weaknesses affect our ability to prepare interim and annual consolidated financial statements and accompanying footnote disclosures in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These material weaknesses, if not remediated, create increased risk of misstatement of our financial results. In addition, we may lose investor confidence in our financial reporting.

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

Historically we have grown through opening new stores; however, due to our financial condition we have not recently opened a significant number of additional stores and we cannot be certain that future store openings will be successful, which could adversely affect the growth of our business.

Our company has historically expanded by opening new stores, remodeling existing stores and acquiring other store locations or businesses that complement and enhance our operations. From time to time we have created new retail concepts such as Arden B. However, as a result of our financial condition we have not recently taken advantage of business growth opportunities in the same manner as we had historically. Also, while we plan to open 20 to 25 new Wet Seal and/or Arden B. stores during our fiscal year 2006, we cannot be certain that we will be successful in opening that number of stores or that such stores will be financially successful.

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

Our business is sensitive to consumer spending patterns and preferences. Various economic conditions affect the level of spending on the merchandise we offer, including general business conditions, interest rates, taxation, and the availability of consumer credit and consumer confidence in future economic conditions. Our growth, sales and profitability may be adversely affected by unfavorable occurrences in these economic conditions on a local, regional or national level. We are especially affected by economic conditions in California, where approximately 13 percent of our stores are located.

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

Connecticut, Illinois, Oregon, District of Columbia, New York and Washington have each increased their state minimum wages to a level that significantly exceeded the Federal minimum wage as of January 1, 2005. As of October 29, 2005, we operated 58 stores in those states. These recent increases in the state statutory minimum wage and any future Federal or state minimum wage increases could raise minimum wages above the current wages of some of our employees. As a result, competitive factors could require us to make corresponding increases in our employees’ wages. Increases in our wage rates increase our expenses, which could adversely affect our results of operations.

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

We are currently a defendant in a number of lawsuits and we have been involved in a variety of other legal proceedings in the past. Although we intend to vigorously defend the claims against us, if any of the claims in these lawsuits or any future lawsuit are resolved unfavorably to us, we may be required to pay substantial monetary damages or pursue alternative business strategies. This could have a material adverse effect on our business. In addition, our defense of these actions has resulted, and may continue to result, in substantial costs to us as well as require the significant dedication of management resources. If we choose to settle any of these lawsuits, the settlement costs could have a material adverse effect on our cash resources and financial condition.

Risks Related to Class A Common Stock

Our stockholders may experience significant dilution.

Since May 2004, we have completed private placements which are potentially very dilutive to our stockholders.

•	In June 2004, as part of our private placement of equity securities to institutional and other accredited investors, we issued warrants to acquire 2,109,275 shares of Class A common stock. The warrants issued in this private placement will be adjusted from time to time for stock splits, stock dividends, distributions and similar transactions. As of October 29, 2005, no warrants issued in this private placement have been exercised for shares of Class A common stock.

•	In January 2005, we issued our convertible notes which were convertible initially into an aggregate amount of 37,333,333 shares of Class A common stock and warrants which were initially exercisable into 14,900,000 shares of Class A Common Stock. The conversion and exercise prices of the these securities have full ratchet anti-dilution protection, which means the conversion or exercise price, as the case may be, will be adjusted from time to time (subject to certain exceptions) in the event of the issuance of shares of Class A common stock or of securities convertible or exercisable into shares of Class A common stock, at prices below the applicable conversion or exercise price. On May 3, 2005 a portion of the warrants issued in the January 2005 private placement were exercised for 3,359,997 shares of Class A common stock. As of October 29, 2005, securities issued in this private placement, including the warrants exercised on May 3, 2005, have been converted and/or exercised into 8,227,858 shares of Class A common stock.

•	In May 2005, we issued shares of preferred stock which are initially convertible into 8,200,000 shares of Class A common stock and warrants which are initially exercisable into 7,500,000 shares of Class A common stock. The shares of preferred stock have customary weighted average anti-dilution protection as well as anti-dilution protection for stock splits, stock dividends and distributions and similar transactions. Alternatively, the warrants will only be adjusted from time to time for stock splits, stock dividends, distributions and similar transactions. As of October 29, 2005, securities issued in this private placement have been converted and/or exercised into 4,699,000 shares of Class A common stock.

Although certain conversion and exercise restrictions are placed upon the holders of the securities issued in the January 2005 private placement and the securities issued in the May 2005 private placement, the issuance of the additional shares of Class A common stock will cause our existing stockholders to experience significant dilution in their investment in our company. In addition, if the cash liquidity issues described elsewhere in these risk factors require us to obtain additional financing involving the issuance of equity securities or securities convertible into equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of Class A common stock to decline, which could impair our ability to raise additional financing.

The price of Class A common stock has fluctuated significantly during the past few years and may fluctuate significantly in the future, which may make it difficult for you to resell the shares of Class A common stock.

Our Class A common stock, which is traded on the NASDAQ National Market, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of Class A common stock. The market price of Class A common stock is likely to fluctuate, both because of actual and perceived changes in our operating results and prospects and because of general volatility in the stock market. The market price of Class A common stock could continue to fluctuate widely in response to factors such as:

•	actual or anticipated variations in our results of operations;

•	the addition or loss of suppliers, customers and other business relationships;

•	changes in financial estimates of, and recommendations by, securities analysts;

•	conditions or trends in the apparel and consumer products industries;

•	additions or departures of key personnel;

•	sales of Class A common stock;

•	general market and economic conditions; and

•	other events or factors, many of which are beyond our control.

Fluctuations in the price and trading volume of Class A common stock in response to factors such as those set forth above could be unrelated or disproportionate to our actual operating performance.

Our Class A common stock could be subject to short selling and other hedging techniques and, if this occurs, the market price of Class A common stock could be adversely affected.

In general, Class A common stock could be subject to a number of hedging transactions including the practice of short selling. Short selling, or “shorting,” occurs when stock is sold which is not owned directly by the seller; instead, the stock is “loaned” for the sale by a broker-dealer to someone who “shorts” the stock. In most situations, this is a short-term strategy by a seller, and based upon volume, may at times drive stock values down.

Based upon a review of the current stock ownership filings made by our stockholders with the Securities and Exchange Commission, we have identified several investment firms that own equity interests in our company. These firms may actively engage in hedging transactions, including the short selling of Class A common stock from time to time. Moreover, a significant percentage of the convertible securities issued in our private placement transactions are held by investment firms who may engage in such transactions. Any such hedging activities could reduce the value of our current stockholders’ equity interests in our company at and after the time the hedging transactions have occurred.

We have never paid dividends on Class A common stock and do not plan to do so in the future.

Holders of shares of Class A common stock are entitled to receive any dividends that may be declared by our board of directors. However, we have not paid any cash dividends on Class A common stock and we do not expect to do so in the future. Also, our agreements with our senior lenders and the indenture governing our notes prohibit us from paying dividends to our stockholders. We intend to retain any future earnings to provide funds for operations of our business. Investors who anticipate the need for dividends from investments should not purchase Class A common stock.

Our charter provisions, rights plan and Delaware law may have anti-takeover effects.

Our certificate of incorporation authorizes our board of directors to designate and issue, without stockholder approval, preferred stock with voting, conversion and other rights and preferences that could differentially and adversely affect the voting power of other rights of the holders of Class A common stock, which could be used to discourage an unsolicited acquisition proposal. In addition, under certain circumstances our board of directors may grant rights to our stockholders under our rights plan. Furthermore, certain provisions of Delaware law applicable to our company could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

The possible issuance of preferred stock, the granting of rights to stockholders under our rights plan and the application of anti-takeover provisions of Delaware law could each have the effect of delaying, deferring or preventing a change in control of our company, including, without limitation, discouraging a proxy contest, making more difficult the acquisition of a substantial block of Class A common stock and limiting the price that investors might in the future be willing to pay for shares of Class A common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk – Interest Rates

To the extent that we borrow under our Facility, we are exposed to market risk related to changes in interest rates. At October 29, 2005, no borrowings were outstanding under our senior revolving credit facility, however we did have $8.0 million outstanding under our junior secured term loan. The junior secured term loan bears interest at prime plus 7.0%. Based on the outstanding balance at October 29, 2005 and the current market condition, a one percent increase in the applicable interest rate would decrease our annual cash flow by $0.1 million. Conversely, a one percent decrease in the applicable interest rate would increase annual cash flow by $0.1 million. We are not a party to any derivative financial instruments, except as disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements.

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

In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in our common stock price and risk-free interest rates could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in our condensed consolidated statements of operations. During the 13 weeks ending October 29, 2005, there was a $0.1 million increase in the fair value of this derivative, which we recognized as a increase to the carrying value of the derivative liability and a charge to interest expense in the condensed consolidated statements of operations for such period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and acting chief accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 29, 2005. Based on that evaluation, the chief executive officer and acting chief accounting officer have concluded that, while there have been improvements in the Company’s internal control over financial reporting since reporting material weakness therein as of January 29, 2005, the Company’s disclosure controls and procedures were not effective as of October 29, 2005.

No changes in the Company’s disclosure controls and procedures have occurred during the Company’s fiscal quarter ended October 29, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the 39 weeks ended October 29, 2005, the following changes in the Company’s disclosure controls and procedures occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

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

While the above significant changes in the Company’s internal control over financial reporting that occurred during the 39 weeks ended October 29, 2005, all represent improvements, such enhancements have been in place only for a short period of time. The Company has not yet had the opportunity to assess whether the above internal control enhancements are operating effectively and will be sufficient to remediate the material weaknesses in internal control over financial reporting previously reported as of January 29, 2005, April 30, 2005, and July 30, 2005.

PART II

Item 1A.	Risk Factors

The following risk factors reflect material changes to the risk factors provided in our Annual Report on Form 10-K, and amendments thereto, for the fiscal year ended January 29, 2005. The changes relate to the closing of our May 2005 private placement, dilution to our equityholders and the hiring of Michael Gold as a consultant to our company.

We need to employ personnel with the requisite merchandising skills to continue our merchandising strategy implemented by Michael Gold.

Michael Gold, a well-regarded retailer, has assisted our company with our recent merchandising initiatives. Under the direction of Mr. Gold, our Wet Seal division has introduced and implemented a new merchandising strategy to attract teenage girls to our stores. On July 7, 2005, we entered into an agreement with Mr. Gold to confirm his continuing services as a consultant to our company and to secure his services until January 31, 2007.

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

In January 2005, we established our 2005 Stock Incentive Plan to attract and retain directors, officers, employees and consultants, which, as amended, reserves 12,500,000 shares of Class A common stock for issuance. As of October 29, 2005, an aggregate of 10,050,000 shares of restricted Class A common stock had been granted to Joel N. Waller, the Chief Executive Officer, Gary White, our Executive Vice President of Wet Seal, Michael Gold and our non-employee directors.

As a result of the granting of restricted shares, we will incur non-cash compensation expense charges to our earnings over the vesting periods or when the restrictions lapse. As a result, the restricted shares issued will have a significant adverse effect on our results of operations and on our earnings per share.

Our reported earnings and earnings per share will be significantly impacted as a result of the issuance of the securities in the January 2005 and May 2005 private placements and their subsequent conversion or exercise.

As a result of our issuance of the securities in the January 2005 and May 2005 private placements and in accordance with accounting guidelines noted in Emerging Issues Task Force (EITF) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF Issue No. 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments” and Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt issued with Stock Purchase Warrants”, we determined the fair market value of the warrants issued as well as the value of the beneficial conversion feature associated with our notes. The value assigned to the warrants and the beneficial conversion feature reduced the face value of our notes resulting in a discount that will be amortized over the life of our notes. The amortization of the discount will result in significant non-cash charges and will have an adverse effect on our earnings and earnings per share.

Prior to the conversion or the exercise of the securities in the January 2005 private placement and the warrants issued in the May 2005 private placement, the shares of Class A common stock underlying these securities may be included in the calculation of fully diluted earnings per share, provided their inclusion is not anti-dilutive. Prior to the conversion of the convertible preferred stock issued in the May 2005 private placement, the shares of Class A common stock underlying the convertible preferred stock may be included in the calculation of basic and fully diluted earnings per share, provided its inclusion is not anti-dilutive. Although the holders of these securities may not convert or exercise the respective securities if they would own (together with any affiliates) more than 9.99% of Class A common stock, upon such conversion and/or exercise, as applicable, or, in case of the convertible preferred stock, upon our achievement of net income, our earnings per share would be expected to decrease, or our net loss per share to decrease, as a result of the inclusion of the underlying shares of Class A common stock in our per share calculations.

If a portion or all of our convertible notes remain outstanding for all of fiscal 2005, interest expense, whether capitalized or paid, will have a significant impact on our financial results.

Our internal controls have had material weaknesses.

Management conducted an evaluation as of January 29, 2005, of the effectiveness of our company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our company’s internal control over financial reporting was not effective. Management identified internal control deficiencies that represented material weaknesses in internal control over the financial statement close process. The control deficiencies generally related to (i) our company’s resources and level of technical accounting expertise within the accounting function which were insufficient to properly evaluate and account for non-routine or complex transactions, such as the timely determination of the appropriate accounting for our leases or financing transaction completed in January 2005, and (ii) the timely preparation, review and approval of certain account analyses and reconciliations of significant accounts. These material weaknesses affect our ability to prepare interim and annual consolidated financial statements and accompanying footnote disclosures in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These material weaknesses, if not remediated, create increased risk of misstatement of our financial results. In addition, we may lose investor confidence in our financial reporting.

Our stockholders may experience significant dilution.

Since May 2004, we have completed private placements which are potentially very dilutive to our stockholders.

•	In June 2004, as part of our private placement of equity securities to institutional and other accredited investors, we issued warrants to acquire 2,109,275 shares of Class A common stock. The warrants issued in this private placement will be adjusted from time to time for stock splits, stock dividends, distributions and similar transactions. As of October 29, 2005, no warrants issued in this private placement have been exercised for shares of Class A common stock.

•	In January 2005, we issued our convertible notes which were convertible initially into an aggregate amount of 37,333,333 shares of Class A common stock and warrants which were initially exercisable into 14,900,000 shares of Class A common stock. The conversion and exercise prices of the these securities have full ratchet anti-dilution protection, which means the conversion or exercise price, as the case may be, will be adjusted from time to time (subject to certain exceptions) in the event of the issuance of shares of Class A common stock or of securities convertible or exercisable into shares of Class A common stock, at prices below the applicable conversion or exercise price. On May 3, 2005 a portion of the warrants issued in the January 2005 private placement were exercised for 3,359,997 shares of Class A common stock. As of October 29, 2005, securities issued in this private placement, including the warrants exercised on May 3, 2005, have been converted and/or exercised into 8,227,858 shares of Class A common stock.

•	In May 2005, we issued shares of preferred stock which are initially convertible into 8,200,000 shares of Class A common stock and warrants which are initially exercisable into 7,500,000 shares of Class A common stock. The shares of preferred stock have customary weighted average anti-dilution protection as well as anti-dilution protection for stock splits, stock dividends and distributions and similar transactions. Alternatively, the warrants will only be adjusted from time to time for stock splits, stock dividends, distributions and similar transactions. As of October 29, 2005, securities issued in this private placement have been converted and/or exercised into 4,699,000 shares of Class A common stock.

Although certain conversion and exercise restrictions are placed upon the holders of the securities issued in the January 2005 private placement and the securities issued in the May 2005 private placement, the issuance of the additional shares of Class A common stock will cause our existing stockholders to experience significant dilution in their investment in our company. In addition, if the cash liquidity issues described elsewhere in these risk factors require us to obtain additional financing involving the issuance of equity securities or securities convertible into equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of Class A common stock to decline, which could impair our ability to raise additional financing.

Item 1.	Legal Proceedings

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”), on behalf of persons who purchased the Company’s common stock between January 7, 2003 and August 19, 2004. The Company and certain of its present and former directors and executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including the Company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal division and return that business to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company is vigorously defending this litigation and filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. There can be no assurance that this litigation will be resolved in a favorable manner. Additionally, the Company is unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at October 29, 2005.

On February 8, 2005, the Company announced that the Pacific Regional Office of the SEC had commenced an informal, non-public inquiry regarding the Company. The Company indicated that the SEC’s inquiry generally related to the events and announcements regarding the Company’s 2004 second quarter earnings and the sale of Company stock by La Senza Corporation and its affiliates during 2004. The SEC has advised the Company that on April 19, 2005, it issued a formal order of investigation in connection with its review of matters relating to the Company. Consistent with the previous announcements, the Company intends to cooperate fully with the SEC’s inquiry. It is too soon to determine, and the Company is unable to predict, the likely outcome in this matter and whether such outcome will have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at October 29, 2005.

In May 2004, the Company was notified by a consumer group, alleging that five products consisting of certain rings and necklaces contained an amount of lead that exceeded the maximum .1 parts per million of lead under Proposition 65 of the California Health and Safety Code; however, no money damages were requested. Each such contact constitutes a separate violation. The maximum civil penalty for each such violation is $2,500. The vendor of the products confirmed that the jewelry in question contained some lead. The vendor has confirmed, however, that it will accept the Company’s tender of liability. The Company has no outstanding invoices with the vendor. The Company has placed all future jewelry orders, effective October 2004, as lead-free orders, which may lead to a 10% to 30% increase in cost. On June 22, 2004, the California Attorney General filed a complaint on behalf of the Center for Environmental Health. On June 24, 2004, the Company was added to that complaint as a named defendant. The case is currently being mediated for resolution on industry standards. Additionally, the Company is unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. However, the Company believes it will incur at least $25,000 to settle this matter. Such amount has been accrued as a loss contingency as of October 29, 2005.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment of any of the pending litigation, the Company is adequately covered by insurance. As of October 29, 2005, the Company was not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

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

THE WET SEAL, INC. (REGISTRANT)

Date: December 7, 2005	By:	/s/ Joel N. Waller
Joel N. Waller
President and Chief Executive Officer

Date: December 7, 2005	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Vice President-Corporate Controller and Acting Chief Accounting Officer