Form 10-K
period 2006-01-28
WET SEAL INC
filed 2006-04-13
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18632

THE WET SEAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0415940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26972 Burbank, Foothill Ranch, CA	92610
(Address of principal executive offices)	(Zip Code)

(949) 699-3900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.10 par value per share	NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer:  ☐        Accelerated filer:  ☑         Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by the registrant’s non-affiliates as of July 30, 2005, was approximately $313,076,000 based on the closing sale price of $6.20 per share as reported on the NASDAQ National Market on July 29, 2005.

The number of shares of the registrant’s Class A Common Stock, par value $0.10 per share, outstanding at April 10, 2006, was 69,071,412. There were no shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding at April 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of this Annual Report incorporates information by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 28, 2006.

THE WET SEAL, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended January 28, 2006

PART I

Item 1.	Business

General

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers. We are a Delaware corporation that operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At January 28, 2006, we had 400 retail stores in 46 states, Puerto Rico and Washington D.C. Of the 400 stores, there were 308 Wet Seal stores and 92 Arden B. stores.

All references to “we,” “our,” “us,” and “our company” in this Annual Report mean The Wet Seal, Inc. and its wholly owned subsidiaries. All references in this Annual Report to “fiscal 2005,” “fiscal 2004” and “fiscal 2003” mean the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our corporate web site, www.wetsealinc.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission, or the Commission. Our Code of Conduct is also located within the Corporate Information section of our corporate website. These documents are also available in print to any stockholder who requests a copy from our Investor Relations department. The public may also read and copy any materials that we have filed with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, these materials may be obtained from the Commission at the website maintained by the SEC at sec.gov. The content of our websites (www.wetsealinc.com, www.wetseal.com, and www.ardenb.com) is not intended to be incorporated by reference in this Annual Report.

Store Formats

Wet Seal.    Founded in 1962, Wet Seal targets the fashion-conscious junior customer by providing a balance of moderately priced fashionable brand name and company-developed apparel and accessories. While Wet Seal targets fashion-forward teens, we believe that Wet Seal’s core customer is between the ages of 17 and 25 years old. Wet Seal stores average approximately 4,000 square feet in size. As of April 10, 2006, we operated 308 Wet Seal stores.

Arden B.    In fiscal 1998, we opened our first Arden B. store. Arden B. delivers a feminine, contemporary, sophisticated wardrobe of branded fashion separates and accessories for every facet of the customer’s lifestyle, from everyday to special occasion, by offering unique, high quality, European-inspired designs, predominantly under the “Arden B.” brand name. Arden B. stores average approximately 3,200 square feet in size. As of April 10, 2006, we operated 92 Arden B. stores.

Internet Operations.    In addition to our store locations, we established Wet Seal online, a web-based store located at www.wetseal.com, offering Wet Seal merchandise to customers over the Internet. The online store was designed as an extension of the in-store experience, and offers a wide selection of our merchandise. We expanded our online concept in August of 2002 with the launch of www.ardenb.com, offering Arden B. apparel and accessories comparable to those carried in the stores.

Our Stores

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We completed our inventory liquidation sales and the closing of 153 Wet Seal stores in March 2005. During fiscal 2005, we also closed an additional nine Wet Seal stores, of which one was due to lease expiration, and closed five Arden B. stores, which were all due to lease expirations.

Although we re-opened eight previously closed Wet Seal Stores during fiscal 2005, we scaled back plans to open new stores in an effort to limit capital expenditures and concentrate our efforts on expanding our core business. We opened three new Arden B. stores during fiscal 2005, and also renovated seven Arden B. stores.

We operated a chain, Zutopia, which was not successful in generating profits. We decided to discontinue this chain of 31 stores at the end of fiscal 2003. Fiscal 2004 and fiscal 2003 included losses from discontinued operations, net of income taxes, of $7.0 million and $8.3 million, respectively, for the Zutopia chain.

The following table sets forth our 400 stores by state or territory as of January 28, 2006:

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	3	Louisiana	4	Oklahoma	3
Alaska	1	Massachusetts	13	Oregon	4
Arizona	6	Maryland	10	Pennsylvania	20
Arkansas	1	Michigan	13	Rhode Island	2
California	51	Minnesota	12	South Carolina	4
Colorado	7	Mississippi	1	Tennessee	9
Connecticut	2	Missouri	5	Texas	23
Delaware	1	Montana	2	Utah	7
Florida	29	Nebraska	3	Virginia	9
Georgia	11	Nevada	5	Washington	8
Hawaii	7	New Hampshire	3	West Virginia	1
Idaho	1	New Jersey	16	Wisconsin	6
Illinois	22	New Mexico	2	Washington D.C.	2
Indiana	10	New York	20	Puerto Rico	2
Iowa	2	North Carolina	9
Kansas	4	North Dakota	2
Kentucky	4	Ohio	18

Our ability to expand in the future will depend, in part, on satisfactory cash flows from existing operations, the demand for our merchandise, our ability to find suitable mall or other locations with acceptable sites and satisfactory terms, and general business conditions. Our management does not believe there are significant geographic constraints on the locations of future stores. For fiscal 2006, we intend to open 20 to 25 new Wet Seal and/or Arden B. stores and to remodel or relocate 10 to 15 Wet Seal and/or Arden B. stores. In addition, we have approximately 45 existing store leases scheduled to expire in fiscal 2006. We expect to negotiate new leases that will allow us to remain in a substantial majority of these locations. We may, in limited instances and to the extent we deem advisable, seek to acquire additional businesses that complement or enhance our operations. We currently have no commitments or understandings with respect to any business opportunities of this type.

We report our results of operations as one reportable segment representing the aggregation of our two retail brands due to the similarities of the economic and operating characteristics of the operations represented by our two store concepts.

Design, Buying and Product Development

Our design and buying teams are responsible for identifying evolving fashion trends and developing themes to guide our merchandising strategy. Each retail concept has a separate buying team. The merchandising team for each retail concept develops fashion themes and strategies through assessing customer responses to current trends, shopping the European market and the appropriate domestic vendor base and fashion services and gathering references from industry publications. After selecting fashion themes, the design and buying teams work closely with vendors to use colors, materials and designs that create images consistent with the themes for our product offerings.

Since fiscal 2004, we have decreased our dependency on internally-designed merchandise in our Wet Seal concept. This allows us more flexibility to respond to the changing fashion trends of the junior customer, to buy in smaller lots and to reduce product development lead times. See also “Allocation and Distribution” below.

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

During fiscal 2005, 2004 and 2003, we spent 0.8%, 1.9% and 1.0%, respectively, of net sales on advertising. In fiscal 2005, our primary marketing focus was on in-store promotion programs for the Wet Seal concept and print media for the Arden B. concept, which included publications in Vogue® throughout the year.

We offer a frequent buyer card in our Wet Seal stores in order to build loyalty to the brand, increase the frequency of visits, promote multiple item purchases and gain direct access to the customer. As part of this program we send e-mails to cardholders to notify them of special in-store promotions, such as preferred customer sales during which cardholders receive additional incentives. As discussed further in Note 1 of Notes to Consolidated Financial Statements contained elsewhere within this Annual Report, our Arden B. concept also offers a loyalty program, “B Rewarded,” designed for the same purposes as those of our Wet Seal concept.

Sourcing and Vendor Relationships

We purchase our merchandise from both domestic and foreign vendors. Approximately 14% of our retail receipts are directly imported from foreign vendors. Although in fiscal 2005 no single vendor provided more than 10% of our merchandise, management believes we are the largest customer of many of our smaller vendors. Quality control is monitored at the distribution points of our largest vendors and manufacturers, and merchandise is inspected upon arrival at our Foothill Ranch, California distribution center.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier, and there are many vendors who could supply our merchandise.

Allocation and Distribution

Our merchandising effort primarily focuses on maintaining a regular flow of fresh, fashionable merchandise into our stores. Successful execution depends in large part on our integrated planning, allocation and distribution functions. By working closely with store operations management and merchandise buyers, our team of planners and allocators manages inventory levels and coordinates the allocation of merchandise to each of our stores based on sales volume, store size, demographics, climate and other factors that may influence an individual store’s product mix.

All merchandise for retail stores is received from vendors at our Foothill Ranch, California distribution center, where items are inspected and prepared for shipping to our stores. We ship all of our merchandise to our stores by common carrier. Consistent with our goal of maintaining the freshness of our product offerings, we ship new merchandise to stores daily, and markdowns are taken regularly to effect the rapid sale of slow-moving inventory. Marked-down merchandise that remains unsold is either sold to an outside clearance company or given to charity in order to move the merchandise. The fulfillment process and distribution of merchandise for our online concept is performed at our Foothill Ranch distribution center.

Information and Control Systems

Our merchandise, financial and store computer systems are integrated and operate using primarily Oracle® technology. We have invested in a large data warehouse that provides management, buyers and planners comprehensive data that helps them identify emerging trends and manage inventories. The core merchandise system is provided by a leading retail enterprise resource planning, or “ERP,” software provider, and is frequently upgraded and enhanced to support strategic business initiatives.

All of our stores have a point-of-sale system operating on software provided by a leading provider of specialty retailing point-of-sale systems. This system features bar-coded ticket scanning, automatic price look-ups and centralized credit authorizations. All stores are networked to the corporate office via a centrally managed virtual private network. We utilize a store portal that is integrated with the corporate merchandise ERP system to provide the stores and corporate staff with real-time information regarding sales, promotions, inventory and shipments, and enables more efficient communications with the corporate office. In fiscal 2005, the majority of our information technology efforts centered around maintaining and enhancing existing systems. In fiscal 2006, we anticipate implementing a new online business order fulfillment system and upgrading our company-wide payroll system.

Seasonality

Our business is seasonal by nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending the first week of September, historically accounting for a large percentage of sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly more than 30% of our annual sales. Our profitability depends, to a significant degree, on the sales generated during these peak periods. Any decrease in sales or margins during these periods, whether as a result of economic conditions, poor weather or other factors, could have a material adverse effect on our company.

Trademarks

Our primary trademarks and service marks are WET SEAL® and ARDEN B®, which are registered in the U.S. Patent and Trademark Office. We also use and have registered, or have applications pending for, a number of other U.S. trademarks, including, but not limited to, A. AUBREY®, ACCOMPLICE®, ARDEN B SPORT™, BLUE ASPHALT®, CONTEMPO CASUALS®, EVOLUTION NOT REVOLUTION®, ENR EVOLUTION NOT REVOLUTION®, FASHIONABLY IT®, FORMULA X®, GET IT. WEAR IT. FLAUNT IT.®, HUG ME™, LIMBO LOUNGE®, SEAL GLAMOUR™, SEAL STASH®, SEAL TV™, STYLIZER®, URBAN VIBE®, and ZUTOPIA®. In general, the registrations for these trademarks and service marks are renewable indefinitely, as long as we continue to use the marks as required by applicable trademark laws. We are not aware of any adverse claims or infringement actions relating to our trademarks or service marks.

Competition

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. Our Wet Seal and Arden B. stores compete with specialty apparel retailers, department stores and certain other apparel retailers, including Aeropostale, Charlotte Russe, Gap, Banana Republic, H&M, Old Navy, Pacific Sunwear, American Eagle, Urban Outfitters, Forever 21, Express, J.C. Penney, bebe, and BCBG. Many of our competitors are large national chains that have substantially greater financial, marketing and other resources than we do. While we believe we compete effectively for favorable site locations and lease terms, competition for prime locations within malls, in particular, and other locations is intense, and we cannot ensure that we will be able to obtain new locations on terms favorable to us, if at all.

Customers

Our company’s business is not dependent upon a single customer or small group of customers.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect on our operations of possible future environmental legislation or regulations. During fiscal 2005, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated for fiscal 2006.

Government Regulation

Our company is subject to various federal, state and local laws affecting our business. Each of our company’s stores must comply with licensing and regulation by a number of governmental authorities, in which the store is located. To date, our company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

Our company is also subject to federal and state laws governing such matters as employment and pay practices, overtime and working conditions. The bulk of our company’s employees are paid on an hourly basis at rates related to the federal and state minimum wages. In the past, we have been assessed penalties or paid settlements to gain dismissal of lawsuits for non-compliance with certain of these laws, and future non-compliance could result in a material adverse effect on our company’s operations.

We continue to monitor our facilities for compliance with the Americans with Disabilities Act, or the ADA, in order to conform to its requirements. Under the ADA, we could be required to expend funds to modify stores to better provide service to, or make reasonable accommodation for the employment of, disabled persons. We believe that expenditures, if required, would not have a material adverse effect on our company’s operations.

Employees

As of January 28, 2006, our operations had 5,312 employees, consisting of 1,735 full-time employees and 3,577 part-time employees. Full-time personnel consisted of 562 salaried employees and 1,173 hourly employees. All part-time personnel are hourly employees. Of all employees, 4,992 were sales personnel and 320 were administrative and distribution center personnel. Personnel at all levels of store operations are provided various opportunities for cash and/or other incentives based upon various individual store sales targets. All of our employees are non-union, and, in management’s opinion, are paid competitively with current industry standards. We believe that our relationship with our employees is good.

Statement Regarding Forward Looking Disclosure and Risk Factors

Certain sections of this Annual Report on Form 10-K, including “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act, which represent our expectations or beliefs concerning future events.

Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, and/or which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, ongoing concept strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” below and discussed elsewhere in this Annual Report.

Item 1A.	Risk Factors

Risks Related to our Business

Our improvements in comparable store sales and operating results in fiscal 2005 may not be indicative of our future performance trends, and we cannot assure you that we will be able to sustain such rate of improvement and achieve profitability.

During fiscal 2003 and 2004, the comparable store sales of our Wet Seal concept declined significantly, which resulted in a loss from continuing operations in both fiscal years. In fiscal 2005, comparable store sales of our company as a whole increased by 44.7%, as compared to a 13.0% decline during fiscal 2004, resulting in a narrowed loss from continuing operations. However, we can provide no assurance that comparable store sales increases will continue or that we will achieve profitability in the future.

Our ability to maintain the success of our Wet Seal and Arden B. concepts depends in large part on a number of factors, some of which are outside of our control, including forecasting of demand and fashion trends, hiring of a full-time chief merchant for the Wet Seal concept, providing an appropriate mix of appealing merchandise for our targeted customer base, managing inventory effectively, using effective pricing strategies, selecting effective marketing techniques, optimizing store performance, negotiating acceptable renewals of expiring leases and general economic conditions. As a result, we cannot assure you that we will be able to sustain the recent rate of improvement in results of operations in the future.

We have incurred significant operating losses and negative cash flows in recent years.

We incurred significant operating losses and negative cash flows during each of fiscal 2003 and 2004 which caused liquidity problems and resulted in very tight vendor payment terms. In 2005, we raised additional capital, generated a smaller operating loss and had positive cash flow from operations, which improved our liquidity substantially. If, in the future, we were to experience operating losses and negative cash flows, resulting in renewed concern about our ability to pay vendors, we might need additional financing. Such financing would likely be very costly, and would potentially be unavailable, on reasonable terms.

The closing of certain Wet Seal stores may not significantly improve our future financial condition or results of operations.

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We completed our inventory liquidation sales and the closing of 153 Wet Seal stores in March 2005. During fiscal 2005, we also closed an additional nine Wet Seal stores, of which one was due to lease expiration, and closed five Arden B. stores, which were all due to lease expirations. We also re-opened eight previously closed Wet Seal stores during fiscal 2005. Although the stores closed in 2005 had been underperforming as compared with our other Wet Seal stores, there is no assurance that in the long term these store closures will have a significant positive impact on our operating results or that we will not have to close additional stores in the future.

Historically we have grown through opening new stores; however, due to our financial condition in the past three years we have not recently opened a significant number of additional stores and, while we are planning to open new stores this year, we cannot be certain that future store openings will be successful.

Our company has historically expanded by opening new stores, remodeling existing stores and acquiring other store locations or businesses that complement and enhance our operations. From time to time, we have created new retail concepts such as Arden B. While we plan to open 20 to 25 new Wet Seal and/or Arden B. stores during fiscal 2006, we cannot be certain that we will be successful in opening that number of stores or that such stores will be profitable.

We have had significant management changes over the last eighteen months and these changes may impact our ability to execute our business strategy in the near term.

In general, our success depends to a significant extent on the performance of our senior management, particularly personnel engaged in merchandising and store operations, and on our ability to identify, hire and retain additional key management personnel. In November 2004, the Chairman and Chief Executive Officer and the President of our Wet Seal concept resigned from our company.

In December 2004 and January 2005, we appointed a new President and Chief Executive Officer and four members to our board of directors. In August 2005, our Executive Vice President and Chief Financial Officer resigned from our company, and was replaced by a new Executive Vice President and Chief Financial Officer in December 2005. On March 6, 2006, two new members joined our Board of Directors. Effective March 1, 2006, the president of our Arden B. concept resigned and was replaced by a new president of merchandise for the Arden B. concept on March 13, 2006. We are also in the process of recruiting a chief merchant for the Wet Seal concept.

We anticipate that we will continue to experience a transition period as this new management team is fully integrated. Due to the intense competition for qualified personnel in the retail apparel industry, we cannot assure you that we will be able to identify, hire or retain key personnel with the merchandising and management skills necessary to consistently offer appealing products to our target market.

We need to employ personnel with the requisite merchandising skills to continue our merchandising strategy implemented by Mr. Gold.

Michael Gold, a well-regarded retailer, has assisted our company with our recent merchandising initiatives. Under the direction of Mr. Gold, our Wet Seal concept introduced and implemented a new merchandising strategy to attract teenage girls to our stores. On July 6, 2005, we entered into an agreement with Mr. Gold to confirm his continuing services as a consultant to our company and to secure his services until January 31, 2007.

Although our agreement with Mr. Gold provides him with significant financial incentives that he would forfeit if he terminates his agreement with us before January 31, 2007, if Mr. Gold terminates his agreement and he elects not to continue his relationship with our company, or if we do not agree with Mr. Gold to extend his consulting agreement beyond January 2007 and are unable to employ personnel with similar merchandising skills by that time, our results of operations may be significantly and adversely impacted.

Our company has been a defendant in a class action and the subject of an investigation by the Securities and Exchange Commission.

As previously reported, our company and certain of our former directors and former officers have been named as defendants in several securities class actions filed on behalf of persons who purchased our common stock between January 7, 2003, and August 19, 2004. These actions have been consolidated in the United States District Court for the Central District of California.

The consolidated complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by, among other allegations, making false and misleading statements concerning the progress of our company to stem the losses of our Wet Seal concept and return that business to profitability as well as the illegal use of material non-public information by former directors and a company controlled by them. The plaintiff sought class certification, compensatory damages, interest, costs and attorneys’ fees and expenses.

On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. We filed an additional motion to dismiss the amended complaint, and it is anticipated that the motion will be argued this year. In the event plaintiffs achieve a favorable outcome, and even though we have insurance coverage for such claims, significant damages could be assessed against our company that exceed available insurance coverage, which would have a material adverse effect on the financial condition of our company and our results of operations.

In February 2005, we announced that the Securities and Exchange Commission had commenced an informal, non-public inquiry regarding our company. We indicated that the Securities and Exchange Commission’s inquiry generally related to the events and announcements regarding our company’s 2004 second quarter earnings and the sale of Class A common stock by La Senza Corporation and its affiliates during 2004. On April 19, 2005, the Securities and Exchange Commission advised us that it issued a formal order of investigation in connection with its review of matters relating to our company. Consistent with the previous announcement, we intend to cooperate fully with the Securities and Exchange Commission’s inquiry. To date we have complied with the Securities and Exchange Commission’s requests by providing to them relevant documentation and written responses to their questions. It is too soon to determine whether the outcome of this inquiry will have a material adverse effect on our financial condition or our results of operations.

The issuance of restricted shares under our 2005 Stock Incentive Plan has resulted in and will result in substantial dilution of our earnings per share, significant charges to our company and volatility in our operating results.

In January 2005, we established our 2005 Stock Incentive Plan to attract and retain directors, officers, employees and consultants, which, as amended, reserves 12,500,000 shares of Class A common stock for issuance. As of January 28, 2006, an aggregate of 10,260,000 shares of restricted Class A common stock had been granted to Joel N. Waller, the Chief Executive Officer; Gary White, our Executive Vice President of Wet Seal; John J. Luttrell, our Executive Vice President and Chief Financial Officer; Michael Gold and our non-employee directors. A total of 5,700,000 of these shares have vested as of April 10, 2006, and are fully transferable by the holders.

As a result of our granting of restricted shares, we have incurred and will continue to incur non-cash compensation charges to our earnings over the vesting periods or when the restrictions lapse, which has had and will continue to have a significant adverse effect on our results of operations and on our earnings per share. In addition, the non-cash compensation charges for certain of the restricted shares are based on our common stock price on the vesting date for such shares, which could result in significant volatility in the amount of such charges.

Our reported earnings and earnings per share will be significantly impacted as a result of the issuance of the securities in the January 2005 and May 2005 private placements and their subsequent conversion or exercise.

As a result of our issuance of the securities in the January 2005 and May 2005 private placements, as discussed further in Note 6 and Note 7 of the Notes to Consolidated Financial Statements included elsewhere within this Annual Report, and in accordance with accounting guidelines noted in Emerging Issues Task Force (EITF) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF Issue No. 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments” and Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt issued with Stock Purchase Warrants,” we determined the fair market value of the warrants as well as the value of the beneficial conversion features associated with our secured convertible notes. The value assigned to our warrants and the beneficial conversion features reduced the face values of our secured convertible notes, resulting in a discount that will be amortized over the life of our secured convertible notes. The amortization of the discount will result in significant non-cash charges and will have an adverse effect on our earnings and earnings per share.

Prior to the conversion or the exercise of the securities in the January 2005 private placement and the warrants issued in the May 2005 private placement, the shares of Class A common stock underlying these securities will be included in the calculation of fully diluted earnings per share, provided their inclusion is not anti-dilutive. Prior to the conversion of the convertible preferred stock issued in the May 2005 private placement, the shares of Class A common stock underlying the convertible preferred stock will be included in the calculation of basic and diluted earnings per share, provided their inclusion is not anti-dilutive. In addition, although the holders of these securities may not convert or exercise the respective securities if they would own (together with any of their respective affiliates) more than 9.99% of Class A common stock, upon such conversion and/or exercise, as applicable, our basic and diluted earnings per share would be affected by the inclusion of the underlying shares of Class A common stock in our per share calculations.

Also, since a majority of our secured convertible notes remained outstanding as of the end of fiscal 2005, interest expense, whether amortized, capitalized or paid, including acceleration of discount and deferred financing cost amortization and reversal of accrued interest upon conversions of secured convertible notes, will have a significant impact on our financial results.

Covenants contained in agreements governing our existing indebtedness restrict the manner in which we conduct our business, and our failure to comply with these covenants could result in a default under these agreements, which would have a material adverse effect on our business, financial condition, growth prospects and ability to procure merchandise for our stores.

Our senior credit facility and the indenture governing our secured convertible notes contain covenants that restrict the manner in which we conduct our business. Subject to certain exceptions, these covenants restrict, among other things, our ability, and the ability of certain of our subsidiaries, to:

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

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. Our Wet Seal and Arden B. stores compete with specialty apparel retailers, department stores and certain other apparel retailers, including Aeropostale, Charlotte Russe, Gap, Banana Republic, H&M, Old Navy, Pacific Sunwear, American Eagle, Urban Outfitters, Forever 21, Express, J.C. Penney, bebe, and BCBG. Many of our competitors are large national chains that have substantially greater financial, marketing and other resources than we do. We face a variety of competitive challenges, including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in a narrowly-defined market segment;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers in our target demographic;

•	obtaining favorable site locations within malls on reasonable terms;

•	sourcing merchandise efficiently; and

•	pricing our products competitively and achieving customer perception of value.

In addition to the competitive challenges specified above, many of our competitors are large national chains, which have substantially greater financial, marketing and other resources than we do and which may be better able to adapt to changing conditions that affect the competitive market. Also, our industry has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. Any of these factors could result in reductions in sales or the prices of our products which, in turn, could have a material adverse effect on our financial condition and results of operations.

Further, although we believe that we compete effectively for favorable site locations and lease terms in shopping malls, competition for prime locations and lease terms within shopping malls, in particular, is intense, and we cannot assure you that we will be able to obtain new locations or maintain our existing locations on terms favorable to us, if at all.

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

Further, the majority of our stores are located in regional shopping malls. We derive sales, in part, from the high volume of traffic in these malls. The inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, or the decline in popularity of malls as shopping destinations, would reduce our sales volume and, consequently, adversely affect our financial condition and results of operations.

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

We depend upon a single distribution center, and any significant disruption in the operation of this center could harm our business, financial condition and results of operations.

The distribution functions for all of our stores are handled from a single, leased facility in Foothill Ranch, California. Any significant interruption in the operation of this facility due to a natural disaster, accident, system failure or other unforeseen event could delay or impair our ability to distribute merchandise to our stores and, consequently, lead to a decrease in sales. As a result, our business, financial condition and results of operations could be adversely affected.

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

A portion of our products is manufactured outside the United States. As a result, we are susceptible to greater losses as a result of a number of risks inherent in doing business in international markets and from a number of factors beyond our control, any of which could have a material adverse effect on our business, financial condition or results of operations. These factors include:

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

As part of our commitment to human rights, we require our domestic and foreign suppliers to abide by a Code of Conduct for Vendors and Suppliers, which sets forth guidelines for acceptable factory policies and procedures regarding workplace conditions, including wages and benefits, health and safety, working hours, working age, environmental conditions and ethical and legal matters. If one of our suppliers fails to comply with this Code, we may be required to discontinue our relationship with that supplier, which could result in a shortfall in our inventory levels. Further, if the supplier’s non-compliance were publicly disclosed, our customers may refuse to purchase our products. Either of these events could adversely affect our business and results of operations.

We experience business risks as a result of our Internet concept.

We compete with Internet concepts that handle similar lines of merchandise. These competitors have certain advantages, including the inapplicability of sales tax and the absence of retail real estate and related costs. As a result, increased Internet sales by our competitors could result in increased price competition and decreased margins. Our Internet operations are subject to numerous risks, including:

•	reliance on third-party computer and hardware providers;

•	diversion of sales from our retail stores; and

•	online security breaches and/or credit card fraud.

Our inability to effectively address these risks and any other risks that we face in connection with our Internet concept could adversely affect the profitability of our Internet concept.

Our involvement in lawsuits, both now and in the future, could negatively impact our business.

We are currently a defendant in a class action lawsuit, and we have been involved in a variety of other legal proceedings in the past. Although we intend to vigorously defend the claims against us, if any of the claims in these lawsuits or any future lawsuits are resolved unfavorably to us, we may be required to pay substantial monetary damages or pursue alternative business strategies. This could have a material adverse effect on our business. In addition, our defense of these actions has resulted, and may continue to result, in substantial costs to us as well as require the significant dedication of management resources. If we choose to settle any of these lawsuits, the settlement costs could have a material adverse effect on our cash resources and financial condition.

Risks Related to our Class A Common Stock

Our stockholders may experience additional dilution due to previous private placements of convertible securities.

Since May 2004, we have completed private placements which are potentially very dilutive to our stockholders.

•	In June 2004, as part of our private placement of equity securities to institutional and other accredited investors, we issued warrants to acquire 2,109,275 shares of Class A common stock. The warrants issued in this private placement may be adjusted from time to time for stock splits, stock dividends, distributions and similar transactions. As of January 28, 2006, no warrants issued in this private placement have been exercised for shares of Class A common stock.

•	In January 2005, we issued our convertible notes which were convertible initially into an aggregate amount of 37,333,333 shares of Class A common stock and warrants which were initially exercisable into 14,900,000 shares of Class A common stock. The conversion and exercise prices of the these securities have full ratchet anti-dilution protection, which means the conversion or exercise price, as the case may be, will be adjusted from time to time (subject to certain exceptions) in the event of the issuance of shares of Class A common stock or of securities convertible or exercisable into shares of Class A common stock, at prices below the applicable conversion or exercise price. On May 3, 2005, a portion of the warrants issued in the January 2005 private placement were exercised for 3,359,997 shares of Class A common stock. As of January 28, 2006, convertible notes issued in this private placement have been converted into 6,943,634 shares of Class A common stock and warrants issued in this private placement, including the warrants exercised on May 3, 2005, have been exercised into 3,739,891 shares of Class A common stock.

•	In May 2005, we issued shares of preferred stock which are initially convertible into 8,200,000 shares of Class A common stock and warrants which are initially exercisable into 7,500,000 shares of Class A common stock. The shares of preferred stock have customary weighted average anti-dilution protection as well as anti-dilution protection for stock splits, stock dividends and distributions and similar transactions. Alternatively, the warrants will only be adjusted from time to time for stock splits, stock dividends, distributions and similar transactions. As of January 28, 2006, shares of preferred stock issued in this private placement have been converted into 4,980,000 shares of Class A common stock and warrants issued in this private placement have been exercised into 13,393 shares of Class A common stock.

Although certain conversion and exercise restrictions are placed upon the holders of the securities issued in the January 2005 private placement and the securities issued in the May 2005 private placement, the issuance of the additional shares of Class A common stock will cause our existing stockholders to experience significant dilution in their investment in our company. In addition, if the cash liquidity issues described elsewhere in these risk factors require us to obtain additional financing involving the issuance of equity securities or securities convertible into equity securities, our existing stockholders’ investments would be further diluted. Such dilution could cause the market price of Class A common stock to decline, which could impair our ability to raise additional financing.

The price of our Class A common stock has fluctuated significantly during the past few years and may fluctuate significantly in the future, which may make it difficult for you to resell the shares of our Class A common stock.

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

Our charter provisions, shareholder rights plan and Delaware law may have anti-takeover effects.

Our certificate of incorporation authorizes our board of directors to designate and issue, without stockholder approval, preferred stock with voting, conversion and other rights and preferences that could differentially and adversely affect the voting power or other rights of the holders of Class A common stock, which could be used to discourage an unsolicited acquisition proposal. In addition, under certain circumstances our board of directors may grant rights to our stockholders under our shareholder rights plan. Furthermore, certain provisions of Delaware law applicable to our company could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

The possible issuance of preferred stock, the granting of rights to stockholders under our shareholder rights plan and the application of anti-takeover provisions of Delaware law could each have the effect of delaying, deferring or preventing a change in control of our company, including, without limitation, discouraging a proxy contest, making more difficult the acquisition of a substantial block of Class A common stock and limiting the price that investors might in the future be willing to pay for shares of Class A common stock.

Item 1B.	Unresolved Staff Comments

We have not received written comments regarding our periodic or current reports from the staff of the Commission that were issued 180 days or more preceding the end of fiscal 2005 that remain unresolved.

Item 2.	Properties

Our principal executive offices are located at 26972 Burbank, Foothill Ranch, California, with 301,408 square feet of leased office and distribution facility space, including 215,192 square feet of merchandise handling and storage space in the distribution facility and 86,216 square feet of office space. This lease expires on December 4, 2007. The lease grants our company one five-year renewal option.

We lease all of our stores. Lease terms for our stores typically are 10 years. The leases generally provide for a fixed minimum rental and additional rental based on a percentage of sales once a minimum sales level has been reached. Certain leases include cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. When a lease expires, we generally renew that lease at current market terms. However, each renewal is based upon an analysis of the individual store’s profitability and sales potential. Due to poor performance and/or non-renewal of a lease, we closed 108 Wet Seal stores and 5 Arden B. stores during the year ended January 28, 2006. Of these closures, 6 were due to lease expirations and 102 were related to our previously announced plans to close 150 Wet Seal stores or to identification of additional Wet Seal stores to close due to their poor performance. At the end of fiscal 2005, we had 1,498,638 square feet of leased space for continuing operations, not including our principal executive offices.

The following table sets forth information with respect to store openings and closings since fiscal 2001:

	Fiscal Years
	2005	2004	2003	2002	2001
Stores open at beginning of year	502	604	606	571	552
Stores acquired during the year(1)	—	—	—	—	18
Stores opened during the year(2)	11	8	31	69	51
Stores closed during the year(3)	113	110	33	34	50

Stores open at end of year	400	502	604	606	571

(1)	2001: We acquired 18 Zutopia stores on March 25, 2001, from Gymboree, Inc.
(2)	2005: Includes re-opening of eight previously-closed Wet Seal stores.
(3)	2004: Includes the closure of 31 Zutopia stores.

Item 3.	Legal Proceedings

Between August 26, 2004, and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California, or the Court, on behalf of persons who purchased our common stock between January 7, 2003, and August 19, 2004. We and certain of our former directors and executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, we failed to disclose and misrepresented material adverse facts that were known to us or disregarded by us. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that we violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning our prospects to stem ongoing losses in our Wet Seal concept and return that business to profitability. The consolidated complaint also alleges that our former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of our common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. We filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against us in the lawsuit. However, plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. We filed a motion to dismiss the amended complaint on January 25, 2006, and a court hearing is scheduled for June 12, 2006. There can be no assurance that this litigation will be resolved in a favorable manner. We are vigorously defending this litigation and are unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at January 28, 2006.

On February 8, 2005, we announced that the Commission had commenced an informal, non-public inquiry regarding our company. We indicated that the Commission’s inquiry generally related to the events and announcements regarding our 2004 second quarter earnings and the sale of our stock by La Senza Corporation and its affiliates during 2004. The Commission has advised us that on April 19, 2005, it issued a formal order of investigation in connection with its review of matters relating to our company. Consistent with the previous announcements, we intend to cooperate fully with the Commission’s inquiry. To date, we have complied with the Commission’s requests by providing to them relevant documentation and written responses to their questions. It is too soon to determine, and we are unable to predict, the likely outcome in this matter and whether such outcome will have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at January 28, 2006.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment of any of the pending litigation, we are adequately covered by insurance. As of January 28, 2006, we were not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through solicitations of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have two classes of common stock: Class A and Class B. Our Class A common stock is listed on The NASDAQ National Stock Market under the symbol “WTSLA.” As of April 10, 2006, there were 351 stockholders of record of our Class A common stock. The closing price of our Class A common stock on April 10, 2006, was $6.30 per share. As of April 10, 2006, there were no shares of our Class B common stock outstanding.

Price Range of Stock

The following table reflects the high and low closing sale prices of our Class A common stock as reported by NASDAQ for the last two fiscal years:

	Fiscal 2005		Fiscal 2004
Quarter	High	Low	High	Low
First Quarter	$4.29	$2.22	$9.24	$5.51
Second Quarter	$6.93	$3.23	$6.68	$4.07
Third Quarter	$6.00	$3.96	$4.60	$0.74
Fourth Quarter	$5.50	$4.23	$2.32	$1.45

Dividend Policy

We have reinvested earnings in the business and have never paid any cash dividends to holders of our common stock. The declaration and payment of future dividends, which are subject to the terms and covenants contained in the agreements governing our existing indebtedness, are at the sole discretion of the board of directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the board of directors. Our senior credit facility and the indenture associated with our notes do not allow us to declare or pay any dividends on any of our shares without consent from the lenders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 28, 2006, about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including our 1996 Long-Term Incentive Plan, as amended, the 2000 Stock Incentive Plan and the 2005 Stock Incentive Plan, as amended:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,670,563	$7.82	3,229,506
Equity compensation plans not approved by security holders	—	—	—

Total	3,670,563	$7.82	3,229,506

There were no purchases of shares of Class A common stock or Class B common stock by our company or affiliated purchasers during the fiscal year ended January 28, 2006.

Unregistered Sales of Equity Securities

On May 3, 2005, we issued 24,600 shares of preferred stock for an aggregate purchase price of $24.6 million, and warrants to acquire initially up to 7.5 million shares of our Class A common stock. The preferred stock is convertible into 8.2 million shares of our Class A common stock, reflecting an initial $3.00 per share conversion price (subject to anti-dilution adjustments). As of April 10, 2006, 15,159 shares of preferred stock have been converted into common stock. The warrants are exercisable from November 3, 2005, to November 3, 2010, and have an initial exercise price equal to $3.68 (subject to anti-dilution adjustments). In connection with the issuance of the preferred stock and the warrants, the investors who received warrants in the January 2005 Private Placement agreed to exercise all of their outstanding Series A warrants and a pro rata portion of their outstanding Series B warrants. Approximately 3.4 million shares of our Class A common stock were issued as a result of the warrant exercise at an aggregate exercise price of approximately $6.4 million.

We registered the shares of the Class A common stock issuable upon conversion and exercise of the preferred stock and the warrants, as the case may be, pursuant to the terms of a Registration Rights Agreement among our company and the investors in the May 2005 Private Placement. The shares of Class A common stock issuable upon exercise of the Series A warrants and the Series B warrants were included in such registration statement. The securities were issued pursuant to the Commission’s rules and regulations under the Securities Act.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and other data as of and for the 2001 through 2005 fiscal years. The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

Five-Year Financial Summary

(In thousands, except per share and per square foot amounts, ratios, share data, store data and square footage data)

Fiscal Year	2005	2004	2003	2002	2001
Fiscal Year Ended	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
Operating Results
Net sales	$500,807	$435,582	$517,870	$590,624	$590,221
Cost of sales	$339,356	$377,664	$420,520	$414,174	$413,671
Gross margin	$161,451	$57,918	$97,350	$176,450	$176,550
Selling, general and administrative expenses	$172,154	$161,856	$159,181	$167,120	$146,715
Operating (loss) income	$(16,209)	$(161,714)	$(61,831)	$9,330	$46,628
(Loss) income before provision (benefit) for income taxes	$(29,209)	$(163,825)	$(60,281)	$12,444	$51,759
(Loss) income from continuing operations	$(29,539)	$(191,334)	$(38,783)	$8,105	$32,081
Loss from discontinued operations, net of income taxes(1)	$—	$(6,967)	$(8,300)	$(4,161)	$(1,402)
Net (loss) income	$(29,539)	$(198,301)	$(47,083)	$3,944	$30,679
Accretion of non-cash dividends on convertible preferred stock	$(23,317)	$—	$—	$—	$—
Net (loss) income attributable to common stockholders	$(52,856)	$(198,301)	$(47,083)	$3,944	$30,679
Per Share Data
Net (loss) income attributable to common stockholders, basic(2)	$(1.19)	$(5.89)	$(1.58)	$0.13	$1.04
Net (loss) income attributable to common stockholders, diluted(2)	$(1.19)	$(5.89)	$(1.58)	$0.13	$1.01
Weighted-average shares outstanding, basic(2)	44,340,894	33,698,912	29,748,888	30,044,673	29,601,368
Weighted-average shares outstanding, diluted(2)	44,340,894	33,698,912	29,748,888	31,078,549	30,514,802
Other Financial Information
Cash, cash equivalents and investments	$96,806	$71,702	$63,457	$94,845	$132,301
Working capital	$68,872	$27,007	$38,567	$64,509	$77,191
Ratio of current assets to current liabilities	2.1	1.4	1.7	2.1	2.0
Total assets	$183,227	$163,923	$261,768	$304,686	$312,950
Long-term debt, including current portion(3)	$19,824	$30,388	$—	$—	$—
Total stockholders’ equity	$66,580	$39,605	$166,043	$208,226	$204,808
Other Operating Information
Number of stores open at year end	400	502	604	606	571
Number of stores acquired during the year	—	—	—	—	18
Number of stores opened during the year	11	8	31	69	51
Number of stores closed during the year	113	110	33	34	50
Square footage of leased store space at year end	1,498,638	1,920,460	2,273,349	2,279,517	2,212,146
Average sales per square foot of leased space	$330	$203	$228	$267	$269
Average sales per store	$1,236	$768	$861	$1,027	$1,043
Comparable store sales—continuing operations increase (decrease)(1)(4)	44.7%	(13.0)%	(16.4)%	(5.5)%	4.7%

(1)	The Zutopia concept was designated as a discontinued operation, which had an insignificant impact on the comparable store sales.

(2)	Net (loss) income per share and the weighted-average shares outstanding have been adjusted to account for the three-for-two stock split on July 24, 2001, and subsequent three-for-two stock split on May 9, 2002.
(3)	Long-term debt is presented net of unamortized discount of $35.6 million and $44.3 million for fiscal 2005 and fiscal 2004, respectively.
(4)	“Comparable store sales” for fiscal 2001 were calculated by excluding sales during the last week of fiscal 2000 (a 53-week year) in order to make fiscal 2000 comparable. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements which involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Statement Regarding Forward Looking Disclosure and Risk Factors” included elsewhere in this Form 10-K.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At January 28, 2006, we had 400 retail stores in 46 states, Puerto Rico and Washington D.C. Of the 400 stores, there were 308 Wet Seal stores and 92 Arden B. stores.

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales—Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. Comparable store sales results are important in achieving operating leverage on certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

Transaction counts—We consider the trend in the number of sales transactions occurring in our stores to be a key performance metric. To the extent we are able to increase transaction counts in our stores that more than offsets any decrease in the average dollar sale per transaction, we will generate increases in our comparable store sales.

Gross margins—We analyze the components of gross margin, specifically initial markups and markdowns, buying costs, planning and allocation costs, distribution costs, and store occupancy costs, as a percentage of net sales. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or an inability to generate sufficient sales leverage on other components of cost of sales could have an adverse impact on our gross margin results and results of operations.

Operating income (loss)—We view operating income (loss) as a key indicator of our success. The key drivers of operating income (loss) are comparable store sales, gross margins, and our ability to control operating costs. For a discussion of the changes in the components comprising operating income (loss), see “Results of Operations” in this section.

Cash flow and liquidity (working capital)—We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. We expect that our cash on hand and cash flows from operations will be sufficient to finance operations without borrowing under our senior credit facility for at least the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, impairment of goodwill, stock-based compensation, recovery of deferred income taxes, and insurance reserves.

Revenue Recognition

Sales are recognized upon purchase by customers at our retail store locations. For online sales, revenue is recognized at the estimated time goods are received by customers. Additionally, shipping and handling fees billed to customers are classified as revenue. Online concept customers typically receive goods within five to seven days of being shipped. We have recorded reserves to estimate sales returns by customers based on historical sales return results. A customer may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the reserves established. As the reserve for merchandise returns is based on estimates, the actual returns could differ from the reserve, which could impact sales.

We recognize the sales from gift cards and gift certificates and the issuance of store credits as they are redeemed.

Through our Wet Seal concept, we have a Frequent Buyer program that entitles the customer to receive a 10% to 20% discount on all purchases made during the twelve-month program period. The revenue from the annual membership fee of $20.00 is non-refundable. Membership fee revenue is recognized on a straight-line basis over the twelve-month membership period, which approximates the spending pattern under the program. Discounts received by customers on purchases using the Frequent Buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $7.0 million and $3.3 million at January 28, 2006, and January 29, 2005, respectively.

We introduced a customer loyalty program in our Arden B. concept in August 2004. Under the program, customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed at any time for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales as points are accumulated by the customer. The program has been in effect for only eighteen months, resulting in our having limited history for assessing redemption patterns. However, we have anticipated partial non-redemption of awards based on the program’s redemption history to date. The unearned revenue for this customer loyalty program is recorded in accrued liabilities on the consolidated balance sheets and was $6.2 million and $3.5 million at January 28, 2006, and January 29, 2005, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if we modify the terms of the program in a way that affects expected redemption value and levels, we could record adjustments to the unearned revenue accrual, which would affect sales.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Cost is calculated using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value, then is converted to a cost basis by applying an average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis in fiscal 2005, 2004 and 2003 were $60.6 million, $88.6 million and $92.4 million, respectively, and represented 12.1%, 20.3%, and 17.9% of sales, respectively. We accrued on a cost basis for planned but unexecuted markdowns as of January 28, 2006, and January 29, 2005, of $3.2 million and $2.6 million, respectively.

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

Long-Lived Assets

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted estimated future cash flows of the assets using a rate that approximates our weighted-average cost of capital. Quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable.

During fiscal 2005, we determined such events or changes in circumstances had occurred with respect to certain of our retail stores, and that operating losses would likely continue. As such, we recorded non-cash charges of a combined total of $1.0 million in our consolidated statement of operations for fiscal 2005 to write-down the carrying value of these stores’ long-lived assets to their estimated fair value.

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

Additionally, as the operating losses continued through the end of the fiscal year and the holiday season, we determined that a triggering event occurred during the fiscal 2004 fourth quarter and accordingly updated the impairment analysis. Based on the results of these analyses, we wrote down the carrying value of certain impaired long-lived assets during fiscal 2004 by $41.4 million, including impairment of goodwill (see below). The impairment charges were a non-cash charge to our consolidated statements of operations.

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

Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually as of January 28, 2006, and also on an interim basis if an event or circumstance indicates that it is more likely than not impairment may have occurred. The impairment, if any, is measured based on the estimated fair value of a reporting unit. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other retail businesses. Impairment occurs when the carrying amount of the goodwill exceeds its estimated fair value.

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we use assumptions for items such as comparable store sales, store count growth rates, the rate of inflation and the discount rate we consider to represent our weighted average cost of capital and/or the market discount rate for acquisitions of retail businesses.

If our assumptions used in performing the impairment test prove inaccurate, the fair value of our goodwill may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. As of January 28, 2006, goodwill was $6.0 million, of which the entire amount is directly associated with the Arden B. concept. Based on the January 28, 2006, analysis, we determined that no impairment of the Company’s goodwill had occurred. However, based on the results of the January 29, 2005, analysis, we wrote down the carrying value of goodwill as of January 29, 2005, by $0.3 million, which was recorded within asset impairments in the consolidated statements of operations.

Stock-Based Compensation

We have various stock-based compensation arrangements that provide options, warrants, restricted stock grants and performance shares to certain employees, non-employee directors, consultants, lenders and landlords. Through fiscal 2005, we have elected to account for stock-based compensation to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which utilizes the intrinsic value method of accounting for stock-based compensation. For certain of our stock-based compensation arrangements, we also apply other accounting guidance, including EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” As discussed in Note 1 of Notes to Consolidated Financial Statements included elsewhere within this Annual Report on Form 10-K, during the first quarter of fiscal 2006, we will begin to account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” We estimate that the adoption of SFAS No. 123(R) will result in our incurring approximately $2.8 million in stock-based compensation expense in fiscal 2006 that would not have been incurred under APB No. 25. This estimate is based upon various assumptions, including an estimate of the number of share-based awards that will be granted, cancelled or expired during fiscal 2006, as well as future stock prices. These assumptions are highly subjective and changes in these assumptions would materially affect our estimates. In addition, our net income will continue to be reduced by compensation expense for share-based awards to non-employees.

The application of these accounting standards may require initial valuations and periodic re-valuations of the equity instruments we have issued as stock-based compensation. These initial valuations and re-valuations may require consideration of our then common stock price and estimates that include future common stock price volatility, risk-free interest rates and anticipated annual dividends. In fiscal 2005, 2004 and 2003, we recognized stock-based compensation expenses of $24.3 million, $1.5 million and $0.9 million, respectively. If our Class A common stock price fluctuates or the assumptions we use to value such equity instruments change, we may record charges or credits, which may be significant, to increase or decrease the amount of expense recognized for stock-based compensation.

Recovery of Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and our historical operating performance, management concluded that it was more likely than not that we would not realize our net deferred tax assets. As a result of this conclusion, we reduced to zero our net deferred tax assets by establishing a tax valuation allowance of $97.5 million in fiscal 2004. In addition, we have discontinued recognizing income tax benefits in the consolidated statements of operations until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets.

As of January 28, 2006, we had federal net operating loss carryforwards of $179.9 million, which begin to expire in 2023. Section 382 of the Internal Revenue Code, or Section 382, contains provisions that may limit the availability of net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on our analysis, we had an ownership change on April 1, 2005, which results in Section 382 limitations applying to federal net operating loss carryforwards generated prior to that date, which we estimate to be approximately $155.9 million. However, we estimate we will have approximately $103.5 million of “pre-ownership change” federal net operating loss carryforward available within five years after the ownership change, at a rate of approximately $20.7 million annually, with the residual approximate $52.4 million becoming available prior to expiration between 2023 and 2025. However, if future taxable income were to exceed the sum of (i) the applicable annual loss limitation, (ii) carryforwards of prior years’ unutilized losses, if any, and (iii) carryforwards of post-ownership change losses, if any, in any given fiscal year, then we would be required to pay federal and state income taxes on the excess amount in such fiscal year.

We estimate we will have approximately $61.8 million of federal net operating loss carryforwards available to offset taxable income in fiscal 2006. However, we may also generate income in future periods on a federal alternative minimum tax basis, which would result in alternative minimum taxes payable, of which only 90% may be offset by alternative minimum tax net operating loss carryforwards. In addition, we may determine that varying state laws with respect to net operating loss carryforward utilization may result in lower limits, or an inability to utilize loss carryforwards in some states altogether, which could result in our incurring additional state income taxes.

Insurance Reserves

We are partially self-insured for our worker’s compensation and group health plans. Under the workers’ compensation insurance program, we are liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $5.0 million. Under our group health plan, we are liable for a deductible of $0.15 million for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to the number of participants in the plan each month. For both of the insurance plans, we record a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. We will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause us to revise our estimate of potential losses and affect our reported results.

Current Trends and Outlook

In January 2005, we initiated the primary component of our turn-around strategy for our Wet Seal stores. This approach, among other things, consisted of lower retail prices, a broader assortment of fashion-right merchandise and more frequent delivery of fresh merchandise. With the introduction of this new strategy, we experienced consolidated comparable store sales growth of 44.7% in fiscal 2005. This comparable store sales trend has resulted primarily from increased transaction counts, partially offset by a decrease in average dollar sale. As a result of our improving sales trend and the completion of our Wet Seal concept store closure plan, we experienced a significant reduction in our loss from continuing operations in fiscal 2005 versus a year ago. Gross margin expanded to 32.2% of sales in fiscal 2005 versus 13.3% for the prior year, driven by the improving sales in existing stores, lower merchandise markdowns and the benefits of closing low volume stores. Our current operating performance trend and financing transactions completed in fiscal 2004 and 2005 have resulted in increased liquidity and, in turn, improved our current credit standing with suppliers, which may further improve our liquidity. However, we cannot assure you that we will not experience future declines in comparable store sales. If our comparable store sales drop significantly, this could impact our operating cash flow and we may be forced to seek alternatives to address cash constraints, including seeking additional debt and/or equity financing.

Store Closures

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We completed our inventory liquidation sales and the closing of 153 Wet Seal stores in March 2005. During fiscal 2005, we also closed an additional nine Wet Seal stores, of which one was due to lease expiration, and closed five Arden B. stores, which were all due to lease expirations. We believe future closures for at least the next twelve months will primarily be the result of lease expirations where we decide not to extend, or are unable to extend, a store lease. During fiscal 2005, we took net charges of $4.5 million related to the estimated lease termination costs for the store closures that occurred in our fiscal quarter ended April 30, 2005, and related liquidation fees and expenses, partially offset by a benefit related to the write-off of deferred rent associated with these stores.

Issuance of Convertible Preferred Stock and Common Stock Warrants

To further enhance our financial position and provide sufficient capital to finance our efforts of improving our performance, we announced on April 29, 2005, the signing of a Securities Purchase Agreement with several investors that participated in our January 2005 private placement financing. On May 3, 2005, we completed this financing and received approximately $19.1 million in net proceeds (including the proceeds from the exercise of the Series A and Series B warrants discussed below) and after the retirement of our $10.0 million bridge loan and related accrued interest and before transaction costs. Pursuant to the Securities Purchase Agreement, the investors agreed to exercise all of their outstanding Series A Warrants and a pro rata portion of the outstanding Series B warrants that were issued in the January 2005 financing (see Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report). We issued approximately 3.4 million shares of our Class A common stock related to the exercise of these warrants at an aggregate exercise price of approximately $6.4 million.

At the closing, we issued to the investors 24,600 shares of our Series C Convertible Preferred Stock, or the Preferred Stock, for an aggregate purchase price of $24.6 million. The Preferred Stock is convertible into

8.2 million shares of our Class A common stock, reflecting an initial $3.00 per share conversion price. The Preferred Stock is not entitled to any special dividend payments, mandatory redemption or voting rights. The Preferred Stock has customary weighted-average anti-dilution protection for future stock issuances below the applicable per share conversion price.

We also issued Series E warrants to purchase up to 7.5 million shares of our Class A common stock. The Series E warrants became exercisable on November 3, 2005, and expire on November 3, 2010. The Series E warrants have an initial exercise price of $3.68, reflecting the closing bid price of our Class A common stock on the business day immediately before the signing of the Securities Purchase Agreement. The Series E warrants have anti-dilution protection for stock splits, stock dividends, distributions and similar transactions.

We used approximately $11.9 million of the proceeds from the financing to retire our outstanding bridge loan, which was provided by certain participants of the January 2005 financing. The remainder of the proceeds, approximately $19.1 million, is being used for general working capital purposes and costs of the transaction.

As described more fully in Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, based on valuations of the Series E warrants, the Registration Rights Agreement associated with the Preferred Stock and the beneficial conversion feature of the Preferred Stock, we recorded the Preferred Stock at a discount of approximately $23.3 million, with such discount also recorded as an increase to paid-in capital. Because the Preferred Stock is immediately convertible and has no stated redemption date, we recognized the $23.3 million discount on the Preferred Stock as a non-cash deemed dividend in its entirety on May 3, 2005. The non-cash dividend is recognized in our consolidated statements of operations as a reduction to arrive at net loss attributable to common stockholders.

For the year ended January 28, 2006, investors in the Preferred Stock converted 14,940 shares of Preferred Stock into 4,980,000 shares of Class A common stock, resulting in 9,660 shares of Preferred Stock remaining outstanding as of January 28, 2006.

Credit Extensions

Due to our financial results through fiscal 2004, we experienced a tight credit environment. Credit extended to us by vendors, factors, and others for merchandise and services was extremely limited. This credit tightening required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. The lack of credit created a considerable need for working capital. Our improving sales trend, the completion of the May 2005 private placement and our improved operating results in fiscal 2005 have significantly improved our cash position and liquidity profile. As a result, we believe, but cannot provide assurance, that we could now obtain longer credit terms with several vendors. However, we continue to maintain shorter credit terms in order to take advantage of favorable purchase discounts.

Arrangements with Michael Gold

Since late 2004, Michael Gold has been assisting our company with merchandising initiatives for our Wet Seal concept. On July 6, 2005, we entered into a consulting agreement and an associated stock award agreement with Mr. Gold to compensate him for his part in our sales turn-around and to provide incentives for his future assistance in achieving our return to profitability. Mr. Gold’s consulting agreement extends through January 31, 2007.

Under the terms of the consulting agreement, we paid Mr. Gold $2.1 million upon execution and will pay him $0.1 million per month from July 2005 through January 2007. We recorded $2.8 million of consulting expense within general and administrative expenses in our consolidated statements of operations for the year ended January 28, 2006, to recognize Mr. Gold’s cash compensation earned to date.

Under the terms of the stock award agreement, we awarded Mr. Gold 2.0 million shares of non-forfeitable restricted stock, which vested on January 28, 2006, and two tranches of performance shares, the Performance Shares, of 1.75 million shares each. The Performance Shares vest upon our achievement of certain common stock market price levels as specified in the stock award agreement. The second tranche of performance shares may also vest upon our achievement of certain sales and gross margin levels, also as specified in the stock award agreement. Subsequent to January 28, 2006, the entire first tranche of the Performance Shares had vested due to our achievement of the specified common stock market price levels pertaining thereto.

As more fully described in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report, we recorded $13.3 million of non-cash consulting expense within general and administrative expenses in fiscal 2005 for the value of the 2.0 million shares of non-forfeitable restricted stock as of the grant date, and we recorded $8.9 million of non-cash consulting expense within general and administrative expenses in fiscal 2005 based on the service period elapsed and the fair value of the Performance Shares, which included consideration of vesting probability as of January 28, 2006. Prospectively, the Performance Shares will be accounted for on a variable basis, whereby quarterly charges through the remainder of the consulting agreement period will be based upon the then fair value of the Performance Shares, which could have a significant impact on our results of operations.

Results of Operations

Except as otherwise noted, the following discussion of our financial position and results of operations excludes our discontinued Zutopia concept, which was closed by May 2004.

The following table sets forth selected statements of operations data as a percentage of net sales for the fiscal year indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales
Fiscal Year	2005	2004	2003
Fiscal Year Ended	January 28, 2006	January 29, 2005	January 31, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.8	86.7	81.2

Gross margin	32.2	13.3	18.8
Selling, general and administrative expenses	34.3	37.1	30.7
Store closure costs	0.9	3.8	—
Asset impairment	0.2	9.5	—

Operating loss	(3.2)	(37.1)	(11.9)
Interest (expense) income, net	(2.6)	(0.5)	0.3

Loss before provision (benefit) for income taxes	(5.8)	(37.6)	(11.6)
Provision (benefit) for income taxes	0.1	6.3	(4.1)

Loss from continuing operations	(5.9)	(43.9)	(7.5)
Loss from discontinued operations, net of income taxes	—	(1.6)	(1.6)

Net loss	(5.9)	(45.5)	(9.1)
Accretion of non-cash dividends on convertible preferred stock	(4.7)	—	—

Net loss attributable to common stockholders	(10.6%)	(45.5%)	(9.1%)

Fiscal 2005 compared to Fiscal 2004

Net Sales

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Net Sales	$500.8	$65.2	15.0%	$435.6
Comparable store sales			44.7%

Net sales in fiscal 2005 increased as a result of significant growth in comparable store sales. Comparable store sales increased 44.7% as a result of an 85.3% increase in transaction count per store, partially offset by a 13.0% decrease in average dollar sale driven substantially all by a decrease in our average unit retail, which resulted from our change in merchandising strategy in our Wet Seal stores.

The sales growth from increased comparable store sales was partially offset by having a lower average number of stores in operation during fiscal 2005 than in fiscal 2004. This decrease primarily resulted from closing 103 Wet Seal stores during the period from December 2004 through January 2005 and 50 Wet Seal Stores from February 2005 through early March 2005 pursuant to the Wet Seal turn-around strategy. The fewer stores in operation during fiscal 2005 versus fiscal 2004 was also affected by closure of 25 stores primarily from February through September of fiscal 2004 and closure of an additional 14 stores from late March 2005 through the end of fiscal 2005. The lower average number of stores in operation was partially offset by openings of 8 stores during fiscal 2004 followed by openings of 11 stores during fiscal 2005, which included re-openings of 8 previously closed Wet Seal stores.

Cost of Sales

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Cost of sales	$339.4	($38.3)	(10.1%)	$377.7
Percent of net sales	67.8%		(18.9%)	86.7%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, inspection costs, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales, in dollars and as a percent to sales, decreased due to:

•	The positive effect of higher average store sales on design, buying, planning and allocation and occupancy costs;

•	Significantly lower markdown volume, at cost (12.1% of sales during fiscal 2005 versus 20.3% of sales during fiscal 2004), due primarily to benefits from the new merchandising approach in our Wet Seal stores; and

•	The volume impact of having a lower average number of stores open in fiscal 2005 versus fiscal 2004 due mainly to the effect of the Wet Seal turn-around strategy.

Selling, General and Administrative Expenses (SG&A)

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Selling, general and administrative expenses	$172.2	$10.3	6.4%	$161.9
Percent of net sales	34.3%		(2.8%)	37.1%

Our SG&A expenses are comprised of two components. The selling expense component includes store and field support costs including personnel, advertising, and merchandise delivery costs as well as internet/catalog processing costs. The general and administrative expense component includes the cost of corporate functions such as executives, legal, finance and accounting, information systems, human resources, real estate and construction, loss prevention, and other centralized services.

Selling expenses decreased $11.3 million to 22.7% of sales, or 6.0% as a percentage of sales, from a year ago. The decrease in store operating expenses from last year, in dollars, was primarily due to having a lower average number of stores open in fiscal 2005 versus fiscal 2004 due mainly to the effect of the Wet Seal turn-around strategy, which resulted in an $11.5 million decrease in store and field operations payroll and benefit costs, and a $4.1 million decrease in spending for advertising, which included the discontinuance of our Wet Seal in-store fashion and entertainment network, partially offset by increases of $1.5 million for merchandise delivery, $1.5 million for bags and boxes and $0.4 million for store supplies as a result of our significant transaction count increase, and an increase of $0.7 million in credit card fees due to our sales growth. The decrease in selling expenses as a percentage of sales was primarily due to efficiencies resulting from changes in our store staffing model and the leverage benefits on store labor from the comparable store sales increases in ongoing stores, partially offset by the increases in store supplies, bag and box and merchandise delivery costs, which exceeded our sales growth rate.

General and administrative expenses increased approximately $21.6 million over last year to $58.3 million. As a percentage of sales, general and administrative expenses were 11.6%, or 3.2%, as a percentage of sales, higher than a year ago. The following contributed to the current year increase in general and administrative expenses:

•	$2.8 million in cash charges and $22.2 million in non-cash stock compensation charges incurred under the terms of the consulting and stock award agreements we executed with Michael Gold in July 2005;

•	An increase in Board of Director fees of $0.5 million, primarily associated with non-cash stock compensation; and

•	An increase of $0.4 million of provisions for estimated costs of state sales and use tax audits.

Offset by the following decreases:

•	A $1.5 million incurrence of consulting expenses in the prior year associated with our assessment of strategic alternatives at that time versus no similar charges in the current year;

•	A $1.0 million decrease in salaries, wages, bonuses and benefits primarily due to lower head count and the incurrence of $1.9 million of employee retention bonuses in the prior year, partially offset by a $2.5 million increase in performance bonuses due to our significantly improved financial performance in the current year;

•	A $0.6 million decrease in computer maintenance costs; and

•	A $1.6 million decrease in severance charges, due to $2.7 million in severance charges in the prior year related to the resignation of our former CEO and our former Wet Seal concept president, which was partially offset by $1.1 million in severance charges in the current year related to the resignation of the company’s former CFO, an Executive Vice President and certain other employees.

Store Closure Costs

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Store closure costs	$4.5	($11.9)	(72.5%)	$16.4
Percent of net sales	0.9%		(2.9%)	3.8%

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We completed our inventory liquidation sales and closing of 153 Wet Seal stores by early March 2005. Subsequently, we closed eight additional Wet Seal stores due to their poor performance. We took charges of $4.5 million related to the estimated lease termination costs for the store closures that occurred through early March 2005 and related liquidation fees and expenses, partially offset by a benefit related to the write-off of deferred rent associated with these stores. We have substantially completed our previously announced store closure effort and related lease terminations.

With respect to fiscal 2004, of the 153 stores that were part of our Wet Seal turn-around strategy, we had ceased use of property at 103 Wet Seal stores on or about January 29, 2005, and took a charge of approximately $13.2 million for the estimated cost of lease buyouts and other related costs. In addition, for all the stores we identified for closure, we took a charge of approximately $4.4 million for the write-down of the carrying value of the store assets (primarily leasehold improvements) to realizable value. In addition, we recognized a benefit of approximately $1.2 million related to the write-off of deferred rent associated with these stores.

Asset Impairment

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Asset impairment	$1.0	($40.4)	97.6%	$41.4
Percent of net sales	0.2%		(9.3%)	9.5%

Based on our quarterly assessments of the carrying value of long-lived assets conducted in accordance with SFAS No. 144, in fiscal 2005 we identified seven stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values. We incurred non-cash charges of $1.0 million to write down these stores to their respective fair values, as well as to write-down the value of certain capital additions made to previously impaired stores.

During fiscal 2004, we recorded impairment charges of $41.4 million, including impairment of goodwill, on certain long-lived assets, primarily as a result of disappointing sales results for the “Back-To-School” period, our then expectations for operating results for the balance of fiscal 2004 and recent historical results.

Interest (Expense) Income, Net

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Interest (expense) income, net	($13.0)	($10.9)	(515.8%)	($2.1)
Percent of net sales	(2.6%)		(2.1%)	(0.5%)

We incurred net interest expense of $13.0 million in fiscal 2005 comprised of:

•	Interest expense of $1.3 million under our senior credit facility, or the Facility, for our $8.0 million term loan, which bears interest at prime plus 7%, plus related Facility, appraisal and amendment fees. The term loan was repaid in full on March 23, 2006.

•	A net write-off of $8.8 million of unamortized debt discount, deferred financing costs and accrued interest upon investor conversions into Class A common stock of $10.4 million of our $56.0 million of secured convertible notes issued in the January 2005 private placement financing.

•	Interest expense of $1.2 million incurred through the May 2005 repayment date on our $10.0 million bridge loan, which had an annual rate of interest of 25.0%.

•	Non-cash interest expense of $3.0 million with respect to our convertible notes issued in the January 2005 private placement financing, which includes both an annual interest rate of 3.76%, which we have elected to add to principal, and discount amortization.

•	Amortization of deferred financing costs of $1.0 million associated with the placement of the Facility, term loan and secured convertible notes.

•	Non-cash credits of $0.2 million to interest expense to recognize the decrease in market value during the period of derivative liabilities resulting from a “change in control” put option held by the investors in our convertible notes and the registration rights agreement associated with our Series C Convertible Preferred Stock.

•	Interest income of $2.1 million from investment of excess cash.

In fiscal 2004, we incurred net interest expense of $2.1 million, comprised of $0.7 million associated with the Facility and the term loan thereunder, $0.6 million of interest expense on our $10.0 million bridge loan, $0.3 million of interest on our notes issued shortly before that fiscal year-end and $1.0 million of deferred financing cost amortization, partially offset by $0.5 million of interest income on investments.

Provision (Benefit) for Income Taxes

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Provision for income taxes	$0.3	$(27.2)	(98.8%)	$27.5

As discussed further below, we ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning with our second quarter of fiscal 2004. We also did not recognize income tax benefits related to net operating losses generated in fiscal 2005. During fiscal 2005, we incurred a provision for income taxes of $0.3 million primarily to write off certain state tax receivables we no longer believe to be realizable.

In fiscal 2004, we incurred a benefit for current income taxes of $2.0 million and a provision for deferred income taxes of $29.5 million. The provision for deferred income taxes was comprised of the establishment of a tax valuation allowance of $40.4 million against all of our deferred tax assets, partially offset by a benefit to income taxes of $10.9 million recognized prior to our decision last year to cease recognizing such benefits. The tax valuation allowance was deemed necessary in light of disappointing sales results, our expectations at that time for weak future operating results and our historical operating performance. We established this tax valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires deferred tax assets to be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future. Also, see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for discussion of limitations on our ability to utilized net operating loss carryforwards.

Accretion of Non-Cash Dividends on Convertible Preferred Stock

As discussed further in Note 7 of Notes to Consolidated Financial Statements contained elsewhere in this Report on Form 10-K, during fiscal year 2005 we issued 24,600 shares of the Preferred Stock, with a stated value of $24.6 million. We initially recorded the Preferred Stock at a discount of $23.3 million. We immediately accreted this discount in its entirety in the form of a non-cash dividend on Preferred Stock since the Preferred Stock is immediately convertible and has no stated redemption date.

Fiscal 2004 compared to Fiscal 2003

Net Sales

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Net sales	$435.6	$(82.3)	(15.9%)	$517.9
Comparable store sales			(13.0%)

Our net sales decreased primarily as a result of lower comparable store sales and fewer stores in operation in fiscal 2004 versus fiscal 2003.

•	Comparable store sales continued their decline as a result of a decrease in customer transactions of 22.8% in our Wet Seal concept. The effect of lower transactions was somewhat offset by higher average dollar sales in both Wet Seal and Arden B. concepts. Average dollar sale increased due to an 11.7 % increase in units purchased, while average unit retail price was approximately 1.0% lower than the prior year.

•	Sales were lower by approximately $23.7 million due to fewer stores in operation in fiscal 2004 (see “store closure costs” for further discussion).

Cost of Sales

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Cost of Sales	$377.7	$(42.8)	(10.2%)	$420.5
Percent of net sales	86.7%		5.5%	81.2%

Cost of sales include the cost of merchandise, markdowns, inventory shortages, valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, inspection costs, processing, receiving and other warehouse costs, rent and depreciation and amortization expense associated with our stores and distribution center. In fiscal 2004, our cost of sales declined $42.8 million and increased as a percent to sales by 5.5%.

•	Cost of sales declined as a result of fewer stores in operation and our decline in comparable store sales.

•	Cost of sales as a percent to sales increased as a result of the impact lower sales volume had on markdowns, store occupancy, inventory shrink and other fixed costs in cost of sales.

Selling, General and Administrative Expenses (SG&A)

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Selling, general and administrative expenses	$161.9	$2.7	1.7%	$159.2
Percent of net sales	37.1%		6.4%	30.7%

In fiscal 2004, SG&A spending was moderately higher than in the prior year. However, reductions in store level operating expenses, due to store closures and lower comparable store sales, were offset by higher levels of spending in general and administrative expenses. The lower sales volume accounted for 3.6% of the 6.4% increase in the SG&A percentage of sales. The following items contributed to the increase in SG&A percentage of sales:

•	An increase of $2.7 million, or 0.6%, for advertising, primarily associated with the turn-around efforts for our Wet Seal concept.

•	Legal, audit and consulting fees increased $3.8 million, or 0.9%. Legal expense increased due to costs associated with the separation of key employees and increased legal claims activity. Audit and consulting fees increased due to the costs associated with our internal controls evaluation required by Section 404 of the Sarbanes-Oxley Act, and expenses for an in-store merchandising study and related tests.

•	Severance costs of $2.7 million, or 0.6%, related to the separation of our company’s former chairman and chief executive officer and former Wet Seal concept president.

•	Retention bonuses of $1.9 million, or 0.45%, for the purpose of retaining key employees in order to complete our company’s turn-around efforts.

•	Net increase in other SG&A expenditures of 0.25%.

Store Closure Costs

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Store Closure Costs	$16.4	$16.4	—	—
Percent of Net Sales	3.8%		3.8%	—

We ceased use of property at 103 Wet Seal stores on or about January 29, 2005, in connection with our strategy to close low-volume, unprofitable stores. We took a charge of approximately $13.2 million for the estimated cost of lease buyouts and other related costs. In addition, for all the stores we identified for closure, we took a charge of approximately $4.4 million for the write down of the carrying value of the store assets (primarily leasehold improvements) to realizable value. We also recognized a benefit of approximately $1.2 million related to the write-off of deferred rent associated with these stores.

Asset Impairment

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Asset Impairment	$41.4	$41.4	—	$—
Percent of Net Sales	9.5%		9.5%	—

We recorded impairment charges of $41.4 million, including $0.3 million for impairment of goodwill, on certain long-lived assets, primarily as a result of disappointing sales results for the fiscal 2004 “Back-To-School” period, our expectations at that time for operating results for the balance of fiscal 2004 and recent historical results.

Interest (Expense) Income, Net

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Interest (expense) income, net	$(2.1)	$3.6	—	$1.5
Percent of net sales	(0.5%)		(0.8%)	0.3%

We incurred interest expense of $2.1 million as a result of:

•	The expansion of our Facility to accommodate our $8.0 million term loan on September 22, 2004, which bears interest at prime plus 7%, and senior secured credit facility fees, resulting in interest expense of $0.7 million.

•	The addition of our $10.0 million Bridge Loan on November 9, 2004, with an annual rate of interest of 25.0%, resulting in interest expense of approximately $0.6 million.

•	The issuance of our $56.0 million of secured convertible notes on January 14, 2005, with an annual interest rate of 3.76% and related discount amortization, resulting in interest expense of approximately $0.3 million.

•	Amortization of deferred financing costs of $1.0 million associated with the above and our senior secured credit facility.

•	Interest income of approximately $0.5 million related to our investment holdings that were liquidated during fiscal 2004.

Provision (Benefit) for Income Taxes

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Provision (benefit) for income taxes	$27.5	$49.0	—	$(21.5)
Effective tax rate	(16.8%)			35.7%

For the year ended January 29, 2005, we incurred a benefit for current income taxes of $2.0 million and a provision for deferred income taxes of $29.5 million. The provision for deferred income taxes was comprised of the establishment of a tax valuation allowance of $40.4 million against all of our deferred tax assets, partially offset by a benefit to income taxes of $10.9 million recognized prior to our decision to cease recognizing such benefits.

We established this tax valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires deferred tax assets to be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code. (See Note 2 in “Notes to Consolidated Financial Statements).

Loss from Discontinued Operations, Net of Income Taxes

Our company closed 31 Zutopia stores during the first two quarters of fiscal 2004. The loss of $7.0 million reflects the operating losses during the year ended January 29, 2005, including lease termination costs.

Liquidity and Capital Resources

Net cash provided by operating activities was $11.0 million for fiscal 2005, compared to net cash used in operating activities of $77.4 million for the same period last year. For fiscal 2005, operating cash flows were directly impacted by net non-cash charges (primarily stock compensation, depreciation and amortization, amortization of debt discount and deferred financing costs and payment-in-kind interest expense) of $52.0 million and cash generated from changes in other operating assets and liabilities of $8.0 million, partially offset by our net loss of $29.5 million, an increase in merchandise inventories, net of merchandise accounts payable, of $4.0 million, and payment of $15.5 million in store closure costs associated with our closure of 153 Wet Seal stores in late fiscal 2004 and early fiscal 2005. At January 28, 2006, the net owned inventory ratio was 1.88 compared to the ratio of 1.76 on January 29, 2005. The slight increase in the inventory ratio was due to shorter vendor credit terms. While we believe we could now obtain longer credit terms with several vendors as a result of our improved financial performance, we continue to maintain shorter credit terms in order to take advantage of favorable purchase discounts.

For fiscal 2005, net cash used in investing activities of $5.3 million was comprised of capital expenditures of $5.4 million, partially offset by proceeds from sales of furniture, fixtures and equipment of $0.1 million. Capital expenditures for the period were primarily for new store development and store relocations for our Arden B. concept.

We estimate that, in fiscal 2006, capital expenditures will be approximately $15.0 million to $17.0 million, primarily for the construction of 20 to 25 new stores and remodeling of existing stores.

For fiscal 2005, net cash provided by financing activities was $19.4 million, comprised primarily of $24.6 million in proceeds from our issuance of Preferred Stock on May 3, 2005, and $7.4 million in proceeds from investor exercises of common stock warrants, of which $6.4 million occurred concurrently with the Preferred Stock issuance and $1.0 million of proceeds from exercise of stock options, partially offset by payment of $1.6 million for the Preferred Stock and other equity financing transaction costs, payment of $11.9 million of principal and interest to retire our $10.0 million bridge loan and payment of $0.1 million of deferred financing costs.

Total cash and cash equivalents at January 28, 2006, was $96.8 million, compared to $71.7 million at January 29, 2005. Our working capital at January 28, 2006, increased to $68.9 million from $27.0 million at January 29, 2005, due primarily to our increase in cash and cash equivalents and repayment of our bridge loan during fiscal 2005.

As of January 28, 2006, we had a $58.0 million secured revolving credit facility. The Facility consists of a $50.0 million senior secured revolving line-of-credit with a $50.0 million sub-limit for letters of credit, and an $8.0 million junior secured term loan. Additional information regarding the Facility is contained in Note 6, “Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes,” of the Notes to Consolidated Financial Statements.

At January 28, 2006, the amount outstanding under the Facility consisted of an $8.0 million junior secured term loan, $7.3 million in open documentary letters of credit related to merchandise purchases and $11.9 million in standby letters of credit, which included $10.0 million for inventory purchases. At January 28, 2006, we had $30.8 million available for cash advances and/or for the issuance of additional letters of credit under the Facility. Our ability to borrow and request the issuance of letters of credit is also subject to the requirement that we maintain an excess of our borrowing base over the outstanding credit extensions of not less than the lesser of 15% of such borrowing base or $5.0 million. At January 28, 2006, we were in compliance with all covenant requirements related to the Facility. Subsequent to January 28, 2006, we repaid and retired the $8.0 million junior secured term loan and reduced the standby letter of credit for inventory purchases to $5.0 million.

As a result of our operating losses over the past three years, primarily those in fiscal 2004 and fiscal 2003, we experienced a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The impact of this credit tightening required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. All of these factors led us to seek additional financing for the purpose of executing our turn-around strategy, funding future negative cash flows from operations, satisfying working capital needs, funding capital expenditures in fiscal 2005 and improving our credit worthiness. During fiscal 2004, we raised approximately $92.7 million in net proceeds through a series of financings to meet our cash needs. In addition, on May 3, 2005, we completed a private placement of convertible preferred stock and common stock warrants and received the net proceeds outlined in the above discussion about net cash provided by financing activities. See Note 7, “Convertible Preferred Stock and Common Stock Warrants,” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding this transaction.

For fiscal 2005, we experienced a comparable store sales increase of 44.7%. This comparable store sales increase was the first in over two years, and resulted primarily from our new merchandise approach in our Wet Seal stores, a key component of our turn-around strategy that we initiated in January 2005. In light of our improvement in comparable store sales and our cash position of $96.8 million at January 28, 2006, we believe, if current sales trends continue, we will have sufficient cash to meet our operating and capital requirements for the next twelve months. However, we cannot assure you that we will not experience future declines in comparable store sales.

In addition, in the future we may consider opportunities to acquire retail businesses that we believe complement our existing business concepts and/or repurchase portions of our common stock, secured convertible notes or Preferred Stock if we believe such opportunities represent an appropriate use of our cash.

Seasonality and Inflation

Our business is seasonal in nature with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending the first week of September, historically accounting for a large percentage of our sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly more than 30% of our annual sales. We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we cannot be certain that our business will not be affected by inflation in the future.

Commitments and Contingencies

At January 28, 2006, our contractual obligations consist of:

	Payments Due By Period
Contractual Obligations (in thousands)	Total		Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating leases	$236,022		$46,194	$110,946	$49,396	$29,486
Junior term loan	8,000	(1)	—	8,000	—	—
Convertible notes, including accrued interest	47,386		—	—	—	47,386
Supplemental Employee Retirement Plan(2)	2,234		220	660	440	914
Projected interest on contractual obligations(3)	13,170		1,072	357	—	11,741

Total	$306,812		$47,486	$119,963	$49,836	$89,527

(1)	The $8.0 million junior secured term loan was repaid and retired on March 23, 2006.
(2)	We have a defined benefit Supplemental Employee Retirement Plan, or the SERP, for one former director. The SERP provides for retirement death benefits through life insurance. We funded the SERP in 1998 and 1997 through contributions to a trust known as a “Rabbi” trust. As of January 28, 2006, the value of the Rabbi trust, consisting of the cash surrender value of a life insurance policy, was $1.3 million.
(3)	The projected interest component of our company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 6 of Notes to Consolidated Financial Statements). The projected interest due in less than one year and in one to three years pertains to our $8.0 million junior secured term loan, which we repaid and retired on March 23, 2006. The projected interest due in more than five years pertains to the 3.76% interest, compounded annually, on our convertible notes. Upon investor conversions of our convertible notes, we become no longer obligated to pay a ratable portion of such interest.

Our principal commercial commitments consist of letters of credit, primarily for the procurement of merchandise inventories, secured by our revolving line-of-credit arrangement. We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. At January 28, 2006, our contractual commercial commitments under the letters of credit arrangements were as follows:

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Letters of credit	$19,221	$19,057	$164	$—	$—

New Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. We will be adopting this pronouncement beginning with our fiscal 2006. The adoption of FSP No. 13-1 is not expected to have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We will be adopting this pronouncement beginning with our fiscal 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This statement is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial position or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123(R). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. We will apply the principles of SAB No. 107 in conjunction with our adoption of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS No. 123 methodology and amounts. Prior periods presented do not require restatement. This statement is effective for the first fiscal year beginning after June 15, 2005. We will be adopting this pronouncement during the first quarter of our fiscal 2006, at which time we will begin to record stock compensation expense over the remaining vesting period for prior stock option grants and certain other stock awards to employees that are not fully vested as of the end of fiscal 2005. The adoption of SFAS No. 123(R) could also have a significant adverse effect on our results of operations and earnings per share to the extent we continue to make share-based payments. We estimate that the adoption of SFAS No. 123(R) will result in our incurring approximately $2.8 million in stock compensation expense in fiscal 2006 that we would not have incurred under the applicable accounting standards in effect through the end of fiscal 2005. This estimate is based upon various assumptions, including an estimate of the number of share-based awards that will be granted, cancelled or expired during 2006, as well as our future stock prices. These assumptions are highly subjective and changes in these assumptions would materially affect our estimates. In addition, our net income will continue to be reduced by compensation expense for share-based awards to non-employees and performance share and restricted stock grants to employees.

Additional information regarding new accounting pronouncements is contained in Note 1 of Notes to Consolidated Financial Statements herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At January 28, 2006, no borrowings were outstanding under the Facility; however we did have $8.0 million outstanding under our junior secured term loan. The junior secured term loan bears interest at the prime rate plus 7.0%. The balance of this note was repaid on March 23, 2006. Based on the outstanding balance of the junior secured term loan at January 28, 2006, a one percent increase in the applicable interest rate would decrease our annual cash flow by $0.1 million. Conversely, a one percent decrease in the applicable interest rate would increase our annual cash flow by $0.1 million. As of January 28, 2006, we are not a party to any derivative financial instruments, except as discussed in “Market Risk – Change in Value of our Common Stock” immediately below.

Market Risk—Change in Value of our Common Stock

Our notes (see Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K) contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require us to redeem all or a portion of the notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of our Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. We account for this derivative at fair value on the consolidated balance sheets within other long-term liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determine the fair value of the derivative instrument each period using both the Black-Scholes model and the Monte-Carlo simulation model. Such models are complex and require significant judgments in the estimation of fair values in the absence of quoted market prices. Changes in the fair market value of the derivative liability are recognized in earnings.

In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in our common stock price and risk-free interest rates could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in our consolidated statements of operations. During the year ended January 28, 2006, there was a $0.1 million decrease in the fair value of this derivative, which we recognized as a decrease to the carrying value of the derivative liability and a reduction of interest expense in the consolidated statements of operations.

Item 8.	Financial Statements and Supplementary Data

Information with respect to this item is set forth under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended January 28, 2006, no significant changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting, except as noted below:

•	We enhanced our finance and accounting organization by hiring an Executive Vice President and Chief Financial Officer who, in addition to our Vice President and Corporate Controller hired earlier in the fiscal year, possesses the technical accounting expertise necessary to ensure the appropriate selection and application of accounting policies and accompanying disclosures to non-routine or complex transactions in accordance with accounting principles generally accepted in the United States.

•	We enhanced control monitoring practices with respect to new accounting procedures implemented during the second and third quarters of the fiscal year and determined that such new procedures were operating effectively to ensure timely preparation, review and approval of account analyses and reconciliations of significant accounts, and we maintained up-to-date reconciliations of all significant accounts that had not previously been completed on a timely basis.

These changes effectively remediated our material weaknesses in internal control over financial reporting that existed as of January 29, 2005, and had continued to exist through October 29, 2005.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2006, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2006.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears below.

Independent Registered Public Accounting Firm Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Wet Seal, Inc.

Foothill Ranch, California:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Wet Seal, Inc. (“the Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and is effected by the company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes these policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2006 of the Company, and our report dated April 13, 2006, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

April 13, 2006

Item 9B.	Other Information

None.

PART III

Items 10 through 14 are incorporated by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the end of the year covered by this Form 10-K or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A, not later than the end of such 120-day period.

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

THE WET SEAL, INC. (Registrant)

By:	/s/ JOEL N. WALLER
Joel N. Waller
President and
Chief Executive Officer

By:	/s/ JOHN J. LUTTRELL
John J. Luttrell
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date Signed

/S/ HENRY D. WINTERSTERN Henry D. Winterstern	Chairman of the Board of Directors	April 13, 2006

/S/ JOEL N. WALLER Joel N. Waller	President and Chief Executive Officer (Principal Executive Officer)	April 13, 2006

/S/ JOHN J. LUTTRELL John J. Luttrell	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2006

/S/ JONATHAN DUSKIN Jonathan Duskin	Director	April 13, 2006

/S/ SIDNEY M. HORN Sidney M. Horn	Director	April 13, 2006

/S/ HAROLD D. KAHN Harold D. Kahn	Director	April 13, 2006

/S/ KENNETH M. REISS Kenneth M. Reiss	Director	April 13, 2006

/S/ ALAN SIEGEL Alan Siegel	Director	April 13, 2006

/S/ MICHAEL ZIMMERMAN Michael Zimmerman	Director	April 13, 2006

THE WET SEAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-2

FINANCIAL STATEMENTS:
Consolidated balance sheets as of January 28, 2006, and January 29, 2005	F-3
Consolidated statements of operations for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004	F-4
Consolidated statements of stockholders’ equity for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004	F-5
Consolidated statements of cash flows for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004	F-6
Notes to consolidated financial statements	F-8

FINANCIAL STATEMENT SCHEDULES:
All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

The Wet Seal, Inc.

We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2006 and January 29, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

April 13, 2006

THE WET SEAL, INC.

CONSOLIDATED BALANCE SHEETS

	January 28, 2006	January 29, 2005
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,806	$71,702
Income taxes receivable	136	547
Other receivables	2,450	2,978
Merchandise inventories	25,475	18,372
Prepaid expenses and other current assets	3,944	3,918

Total current assets	128,811	97,517

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	74,786	85,873
Furniture, fixtures and equipment	48,734	52,848
Leasehold rights	5	778

	123,525	139,499
Less accumulated depreciation and amortization	(79,888)	(85,508)

Net equipment and leasehold improvements	43,637	53,991

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $2,943 and $1,025, at January 28, 2006, and January 29, 2005, respectively	3,162	4,836
Other assets	1,633	1,595
Goodwill	5,984	5,984

Total other assets	10,779	12,415

TOTAL ASSETS	$183,227	$163,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—merchandise	$13,584	$10,435
Accounts payable—other	9,883	9,941
Accrued liabilities	36,472	39,557
Bridge loan payable, including accrued interest of $577 at January 29, 2005	—	10,577

Total current liabilities	59,939	70,510

LONG-TERM LIABILITIES:
Long-term debt	8,000	8,000
Secured convertible notes, including accrued interest of $1,801 and $87 at January 28, 2006, and January 29, 2005, respectively, and net of unamortized discount of $35,562 and $44,276, at January 28, 2006, and January 29, 2005, respectively	11,824	11,811
Deferred rent	23,996	31,124
Other long-term liabilities	3,228	2,873

Total long-term liabilities	47,048	53,808

Total liabilities	106,987	124,318

CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 9,660 and no shares issued and outstanding at January 28, 2006, and January 29, 2005, respectively	9,660	—

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 63,636,643 and 38,188,233 shares issued and outstanding at January 28, 2006, and January 29, 2005, respectively	6,364	3,819
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no and 423,599 shares issued and outstanding at January 28, 2006, and January 29, 2005, respectively	—	42
Paid-in capital	217,698	139,949
Deferred stock compensation	(5,468)	(5,047)
Accumulated deficit	(152,014)	(99,158)

Total stockholders’ equity	66,580	39,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,227	$163,923

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(In thousands, except share data)
Net sales	$500,807	$435,582	$517,870
Cost of sales	339,356	377,664	420,520

Gross margin	161,451	57,918	97,350
Selling, general and administrative expenses	172,154	161,856	159,181
Store closure costs	4,517	16,398	—
Asset impairment	989	41,378	—

Operating loss	(16,209)	(161,714)	(61,831)
Interest (expense) income, net	(13,000)	(2,111)	1,550

Loss before provision (benefit) for income taxes	(29,209)	(163,825)	(60,281)
Provision (benefit) for income taxes	330	27,509	(21,498)

Loss from continuing operations	(29,539)	(191,334)	(38,783)
Loss from discontinued operations, net of income taxes	—	(6,967)	(8,300)

Net loss	(29,539)	(198,301)	(47,083)
Accretion of non-cash dividends on convertible preferred stock (Note 7)	(23,317)	—	—

Net loss attributable to common stockholders	($52,856)	($198,301)	($47,083)

Net loss per share, basic and diluted:
Continuing operations	($1.19)	($5.68)	($1.30)
Discontinued operations	—	(0.21)	(0.28)

Net loss	($1.19)	($5.89)	($1.58)

Weighted-average shares outstanding, basic and diluted	44,340,894	33,698,912	29,748,888

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Paid-In Capital	Deferred Stock Compensation	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at February 1, 2003	24,836,386	$2,484	4,804,249	$480	$59,471	($435)	$146,226	$208,226
Stock issued pursuant to long-term incentive plans	13,926	1	—	—	(1)	—	—	—
Deferred stock compensation pursuant to long-term incentive plans	—	—	—	—	112	(112)	—	—
Cancellation of deferred stock compensation due to employee terminations	—	—	—	—	(191)	191	—	—
Amortization of deferred stock compensation	—	—	—	—	—	135	—	135
Modification to terms of stock options	—	—	—	—	806	—	—	806
Exercise of stock options	572,573	57	—	—	3,829	—	—	3,886
Tax benefit related to exercise of stock options	—	—	—	—	927	—	—	927
Repurchase/Retirement of common stock	(124,500)	(12)	—	—	(842)	—	—	(854)
Shares converted from Class B to Class A	301,416	30	(301,416)	(30)	—	—	—	—
Net loss	—	—	—	—	—	—	(47,083)	(47,083)

Balance at January 31, 2004	25,599,801	2,560	4,502,833	450	64,111	(221)	99,143	166,043
Stock issued pursuant to long-term incentive plans	2,451,175	245	—	—	(245)	—	—	—
Deferred stock compensation pursuant to long-term incentive plans	—	—	—	—	6,641	(6,641)	—	—
Cancellation of deferred stock compensation due to employee terminations	—	—	—	—	(560)	560	—	—
Amortization of deferred stock compensation	—	—	—	—	—	1,255	—	1,255
Modification to terms of stock options	—	—	—	—	269	—	—	269
Exercise of stock options	31,523	3	—	—	186	—	—	189
Shares converted from Class B to Class A	4,079,234	408	(4,079,234)	(408)	—	—	—	—
Sale of Class A common stock	6,026,500	603	—	—	18,542	—	—	19,145
Beneficial conversion feature of secured convertible notes	—	—	—	—	30,100	—	—	30,100
Issuance of common stock warrants	—	—	—	—	20,905	—	—	20,905
Net loss	—	—	—	—	—	—	(198,301)	(198,301)

Balance at January 29, 2005	38,188,233	3,819	423,599	42	139,949	(5,047)	(99,158)	39,605
Stock issued pursuant to long-term incentive plans	8,481,893	848	—	—	(848)	—	—	—
Deferred stock compensation—non-employee performance shares	—	—	—	—	550	(550)	—	—
Deferred stock compensation pursuant to long-term incentive plans	—	—	—	—	2,021	(2,021)	—	—
Cancellation of deferred stock compensation due to employee terminations	—	—	—	—	(557)	557	—	—
Amortization of deferred stock compensation	—	—	—	—	—	2,154	—	2,154
Deferred stock compensation—stock issued in lieu of rent	365,000	37	—	—	1,029	(1,066)	—	—
Amortization of deferred stock compensation—stock issued in lieu of rent	—	—	—	—	—	200	—	200
Exercise of stock options	501,000	50	—	—	881	—	—	931
Exercise of common stock warrants	3,753,284	376	—	—	7,006	—	—	7,382
Shares converted from Class B to Class A	423,599	42	(423,599)	(42)	—	—	—	—
Beneficial conversion feature of convertible preferred stock	—	—	—	—	14,692	—	—	14,692
Issuance of common stock warrants	—	—	—	—	8,509	—	—	8,509
Conversions of convertible preferred stock into common stock	4,980,000	498	—	—	14,442	—	—	14,940
Transaction costs for convertible preferred stock and other equity securities	—	—	—	—	(1,574)	—	—	(1,574)
Conversions of convertible notes into common stock	6,943,634	694	—	—	9,721	—	—	10,415
Stock-based compensation—non-employee performance shares	—	—	—	—	21,877	305	—	22,182
Net loss	—	—	—	—	—	—	(29,539)	(29,539)
Accretion of non-cash dividends on convertible preferred stock	—	—	—	—	—	—	(23,317)	(23,317)

Balance at January 28, 2006	63,636,643	$6,364	—	$—	$217,698	($5,468)	($152,014)	$66,580

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($29,539)	($198,301)	($47,083)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations, net of tax	—	6,967	8,300
Depreciation and amortization	11,810	22,147	28,160
Amortization of discount on secured convertible notes	9,214	244	—
Amortization of deferred financing costs	1,918	1,025	—
Amortization of stock payment in lieu of rent	200	—	—
Adjustment of derivatives to fair value	(216)	—	—
Interest added to principal of bridge loan payable and secured convertible notes	2,999	—	—
Store closure costs	262	3,209	—
Asset impairment	989	41,378	—
Loss on disposal of equipment and leasehold improvements	500	976	1,193
Deferred income taxes	—	29,281	(14,840)
Stock-based compensation	24,336	1,524	941
Tax benefit related to exercise of stock options	—	—	927
Changes in operating assets and liabilities:
Income taxes receivable	411	10,648	366
Other receivables	528	(1,614)	2,542
Merchandise inventories	(7,103)	10,682	1,832
Prepaid expenses and other current assets	(180)	448	8,295
Other non-current assets	(38)	(387)	394
Accounts payable and accrued liabilities	(432)	7,575	(5,114)
Income taxes payable	—	(1,752)	1,752
Deferred rent	(4,597)	(3,772)	4,431
Other long-term liabilities	(45)	267	(2,122)

Net cash provided by (used in) operating activities of continuing operations	11,017	(69,455)	(10,026)
Net cash used in operating activities of discontinued operations	—	(7,940)	(905)

Net cash provided by (used in) operating activities	11,017	(77,395)	(10,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(5,418)	(7,143)	(21,343)
Investment in marketable securities	—	—	(16,122)
Proceeds from sale of marketable securities	—	49,482	37,194
Proceeds from sale of furniture, fixtures and equipment	117	362	—

Net cash (used in) provided by investing activities of continuing operations	(5,301)	42,701	(271)
Net cash used in investing activities of discontinued operations	—	—	(273)

Net cash (used in) provided by investing activities	(5,301)	42,701	(544)

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	—	—	21,515
Repayments of line of credit borrowings	—	—	(21,515)
Proceeds from issuance of debt	—	18,000	—
Proceeds from issuance of secured convertible notes and common stock warrants	—	56,000	—
Proceeds from issuance of convertible preferred stock and common stock warrants	24,600	—	—
Payment of deferred financing costs	(89)	(6,949)	—
Payment of convertible preferred stock transaction costs	(1,574)	—	—
Repayment of bridge loan payable	(11,862)	—	—
Repurchase of common stock	—	—	(854)
Proceeds from exercise of stock options	931	189	3,886
Proceeds from sale of common stock, net	—	25,630	—
Proceeds from exercise of common stock warrants	7,382	—	—

Net cash provided by financing activities	19,388	92,870	3,032

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,104	58,176	(8,443)
CASH AND CASH EQUIVALENTS, beginning of year	71,702	13,526	21,969

CASH AND CASH EQUIVALENTS, end of year	$96,806	$71,702	$13,526

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,177	$1,596	$31
Income taxes	—	$234	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Allocation of a portion of proceeds from issuance of convertible preferred stock to beneficial conversion feature	$14,692	—	—
Allocation of a portion of proceeds from issuance of convertible preferred stock to Registration Rights Agreement	$116	—	—
Conversion of 14,940 shares of convertible preferred stock into 4,980,000 shares of Class A common stock	$14,940	—	—
Conversion of convertible notes into 6,943,634 shares of Class A common stock	$10,415	—	—
Allocation of a portion of proceeds from issuance of secured convertible notes to beneficial conversion feature	—	$30,100	—
Issuance of common stock warrants	$8,509	$20,905	—
Conversions of Class B common stock to Class A common stock	$42	$408	$30
Restricted stock grants pursuant to long-term incentive plans	$2,021	$6,641	$112
Cancellation of restricted stock grants due to employee terminations	$557	$560	$191
Issuance of restricted stock to non-employee	$550	—	—
Common stock issued in lieu of rent	$1,066	—	—
Accretion of non-cash dividends on convertible preferred stock	$23,317	—	—
Purchase of equipment and leasehold improvements on account	$179	—	—

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 1:    Summary of Significant Accounting Policies

Nature of the Business

The Wet Seal, Inc. (the “Company”) is a national specialty retailer of fashionable and contemporary apparel and accessory items designed for female consumers with a young, active lifestyle. The Company operates two primarily mall-based chains of retail stores under the names “Wet Seal” and “Arden B.” The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand. The Company’s failure to anticipate, identify or react to changes in fashion trends could adversely affect its results of operations.

The Company’s fiscal year ends on the Saturday closest to the end of January. Each of fiscal 2005, fiscal 2004, and fiscal 2003 includes 52 weeks of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of The Wet Seal, Inc. and its subsidiaries, which are all wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts in the fiscal 2004 and fiscal 2003 consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

The Company’s most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving inventory;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill;

•	estimation of ultimate redemptions of awards under the Company’s Arden B. concept customer loyalty program;

•	estimation of expected customer merchandise returns;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of recording stock-based compensation and disclosing pro forma net loss;

•	estimation of its net deferred income tax asset valuation allowance;

•	estimation, using actuarially determined methods, of its self-insured claim losses under its worker’s compensation plan;

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash is held primarily in a single major financial institution and substantially all of the Company’s cash balance exceeds insured limits as of January 28, 2006.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 1:    Summary of Significant Accounting Policies (continued)

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Cost is calculated using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value, then converted to a cost basis by applying an average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis in fiscal 2005, 2004 and 2003 were $60.6 million, $88.6 million, and $92.4 million, respectively, and represented 12.1%, 20.3%, and 17.9% of sales, respectively.

The Company accrued for planned but unexecuted markdowns as of January 28, 2006, and January 29, 2005, of $3.2 million and $2.6 million, respectively. To the extent the Company’s estimates differ from actual results, additional markdowns may be required that could reduce the Company’s gross margin, operating income and the carrying value of inventories.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Expenditures for betterment or improvement are capitalized, while expenditures for repairs and maintenance that do not significantly increase the life of the asset are expensed as incurred.

Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. Furniture, fixtures and equipment are typically depreciated over three to five years. Leasehold improvements and the cost of acquiring leasehold rights are amortized over the lesser of the term of the lease or 10 years.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.” Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 1:    Summary of Significant Accounting Policies (continued)

No less frequently than quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during fiscal 2005 indicated that operating losses existed at certain retail stores with a projection that the operating losses for these locations will continue. As such, the Company recorded non-cash charges of $1.0 million during fiscal 2005 within asset impairment in the consolidated statements of operations to write-down the carrying value of these stores’ long-lived assets to their estimated fair values.

As of July 31, 2004, based on disappointing sales results during the fiscal 2004 back-to-school period, the then expectation of continued operating losses through the end of fiscal 2004 and the Company’s historical operating performance, the Company concluded that an indication of impairment existed at that date, with respect to a large number of its retail stores. Accordingly, the Company conducted an impairment evaluation as of July 31, 2004, and again conducted an impairment evaluation as of January 29, 2005. Based on the results of these analyses, the Company recorded non-cash charges within asset impairment in its consolidated statement of operations to write down the carrying value of impaired long-lived assets during fiscal 2004 by $41.4 million, including impairment of goodwill (see below).

The Company announced on December 28, 2004, that it would close approximately 150 stores. In light of this event, the Company wrote down the carrying values of the impaired long-lived assets related to the stores identified for closure and recognized a non-cash charge of $4.4 million, which is included in store closure costs in the consolidated statements of operations (see Note 3).

On January 6, 2004, the Board of Directors authorized the Company to proceed with its strategic decision to close all 31 Zutopia stores by the end of the first quarter or early in the second quarter of fiscal 2004, due to their poor financial results and perceived limited ability to become profitable in the future. The Company determined that there was no estimated fair value to the Zutopia concept fixed assets. Therefore, the financial losses generated by this chain, and the write down of its fixed assets to their estimated fair value of zero, have been classified as discontinued operations (see Note 4).

Goodwill

Goodwill and intangible assets that have indefinite useful lives are tested for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. Accordingly, management conducted annual impairment evaluations in accordance with SFAS No. 142 as of January 28, 2006, January 29, 2005, and January 31, 2004. Based on its analysis as of January 28, 2006, no impairment had occurred as of that date. Based on the results of the January 29, 2005, analysis, the Company wrote down the carrying value of goodwill as of January 29, 2005, by $0.3 million, which was recorded within asset impairment in the consolidated statements of operations

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized over the terms of the respective debt agreements using the interest method. In addition, deferred financing costs associated with the Company’s secured convertible notes are expensed immediately, on a ratable basis, upon the conversion of portions of such notes into Class A common stock. Amortization expense included in interest expense and amortization of deferred

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 1:    Summary of Significant Accounting Policies (continued)

financing costs was $1.9 million and $1.0 million during the fiscal years ended January 28, 2006, and January 29, 2005, respectively. The Company incurred no amortization of deferred financing costs during the fiscal year ended January 31, 2004.

Discount on Secured Convertible Notes

As discussed further in Note 6, upon issuance of its secured convertible notes, the Company recorded such notes net of a discount of $45.0 million. The Company is amortizing this discount over the seven-year term of the secured convertible notes using the interest method. In addition, the unamortized portion of the discount on secured convertible notes is expensed immediately, on a ratable basis, upon conversions of portions of such notes into Class A common stock. Amortization of this discount included in interest expense and amortization of discount on secured convertible notes was $9.2 million and $0.2 million during the fiscal years ended January 28, 2006, and January 29, 2005, respectively. The Company incurred no amortization of discount on secured convertible notes during the fiscal year ended January 31, 2004.

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. For online sales, revenue is recognized at the estimated time goods are received by customers. Shipping and handling fees billed to customers for online sales are included in net sales. Customers typically receive goods within five to seven days of being shipped. The Company has recorded reserves to estimate sales returns by customers based on historical sales return results. A customer may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the reserves established. As the reserve for merchandise returns is based on estimates, the actual returns could differ from the reserve, which could impact sales. The reserve for merchandise returns is recorded in accrued liabilities on the consolidated balance sheets and was $0.6 million and $0.3 million at January 28, 2006, and January 29, 2005, respectively. For fiscal 2005, 2004 and 2003, shipping and handling fee revenues were $0.7 million, $0.3 million, and $0.2 million, respectively.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the consolidated balance sheets and was $7.7 million and $6.8 million at January 28, 2006, and January 29, 2005, respectively.

The Company, through its Wet Seal concept, has a frequent buyer program that entitles the customer to receive between a 10% and 20% discount on all purchases made during a twelve-month period. The revenue from the annual membership fee of $20 is non-refundable. Membership fee revenue is recognized on a straight-line basis over the twelve-month membership period, which approximates the spending pattern under the program. Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $7.0 million and $3.3 million at January 28, 2006, and January 29, 2005, respectively.

The Company, through its Arden B. concept, introduced a customer loyalty program in August 2004. Under the program, customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed at any time for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales as points are accumulated by

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 1:    Summary of Significant Accounting Policies (continued)

the member. The program has been in effect for only eighteen months, resulting in the Company having limited history for assessing redemption patterns. However, the Company has anticipated partial non-redemption of awards based on the redemption history to date. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $6.2 million and $3.5 million at January 28, 2006, and January 29, 2005, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record adjustments to the unearned revenue accrual, which would affect sales.

Cost of Sales

Cost of sales include the cost of merchandise, markdowns, inventory shortages, inbound freight, payroll expenses associated with design, buying, planning and allocation, inspection cost, processing, receiving and other warehouse costs, rent and depreciation and amortization expense associated with the Company’s stores and distribution center.

Leases

The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the lease term, as defined by SFAS No. 13, “Accounting for Leases,” as amended. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent on the consolidated balance sheets. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are also recorded as deferred rent and are amortized using the straight-line method over the lease term as an offset to rent expense.

Store Pre-Opening Costs

Store opening and pre-opening costs are charged to expense as they are incurred.

Advertising Costs

Costs for advertising related to operations, consisting of magazine ads, in-store signage and promotions, are expensed as incurred. Total advertising expenses in fiscal 2005, 2004, and 2003 were $4.1 million, $8.2 million, and $5.5 million, respectively.

Vendor Discounts

The Company receives certain discounts from its vendors in accordance with agreed-upon payment terms. These discounts are reflected as a reduction of merchandise inventories in the period they are received and charged to cost of sales when the items are sold.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and the Company’s historical operating performance, the

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 1:    Summary of Significant Accounting Policies (continued)

Company concluded as of July 31, 2004, that it was more likely than not that the Company would not realize its net deferred tax assets. As a result of this conclusion, the Company reduced its deferred tax assets by establishing a tax valuation allowance for 100% of its net deferred tax assets as of that date. In addition, the Company discontinued recording income tax benefits in the consolidated statements of operations at that time, and since has not recorded such income tax benefits. The Company will not record such income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

As discussed further in Note 2, the Company is subject to certain limitations on its ability to utilize its federal and state net operating loss carryforwards.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” and additional guidance from EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” net loss per share, basic, is computed based on the weighted-average number of common shares outstanding for the period, including the shares issuable upon conversion of the Company’s convertible preferred stock to the extent such inclusion would be dilutive (see Note 7). Net loss per share, diluted, is computed based on the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period (see Note 17).

Comprehensive Loss

For fiscal 2005, fiscal 2004 and fiscal 2003, there was no difference between the Company’s net loss and comprehensive loss.

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for its workers’ compensation and employee health care programs. A portion of the employee health care plan is funded by employees. Under the workers’ compensation insurance program, the Company is liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $5.0 million. Under the group health plan, the Company is liable for a deductible of $0.15 million for each individual claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to the number of participants in the plan each month. For both of the insurance plans, the Company records a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. The Company adjusts these liabilities based on historical claims experience, demographic factors, severity factors and other actuarial assumptions. A significant change in the number or dollar amount of claims could cause the Company to revise its estimates of potential losses, which would affect its reported results.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, compensation expense has been recognized for restricted stock grants, but no compensation expense has been recognized in the consolidated financial statements for employee stock options or nonqualified stock options since the options granted were at prices that equaled or exceeded the fair market value of the related stock at the grant date.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 1:    Summary of Significant Accounting Policies (continued)

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees may be calculated through the use of option-pricing and other binomial models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company applied the Black-Scholes option-pricing model for stock options and other plans with fixed terms using the following weighted-average assumptions:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	81.91%	82.14%	68.65%
Risk-Free Interest Rate	4.09%	3.69%	3.17%
Expected Life of Options (in Years)	5.0	5.0	5.0

Upon approval by vote of the Company’s stockholders on January 10, 2005, the Company established the 2005 Stock Incentive Plan to attract and retain directors, officers, employees and consultants. The 2005 Stock Incentive Plan was subsequently amended with shareholder approval on July 20, 2005. The Company has reserved 12.5 million shares of Class A common stock for issuance under this incentive plan. As of January 28, 2006, 10.26 million shares of restricted Class A common stock had been granted under this incentive plan to certain officers and directors of the Company and to Michael Gold, a consultant engaged to assist with the turn-around of the Company’s Wet Seal Concept (see Note 8). In the near term, the Company anticipates granting additional restricted shares in connection with the hiring or appointment of individuals, including Company management.

As a result of granting restricted shares under the 2005 Stock Incentive Plan and other previously established plans, the Company has and will continue to incur non-cash compensation charges to its earnings over the vesting periods or when the restrictions lapse. Such charges were $24.3 million, $1.5 million and $0.9 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Of the restricted stock granted under the 2005 Stock Incentive Plan, 6.1 million shares have variable vesting, subject to certain stock price performance targets. In accordance with APB No. 25, compensation expense has been recognized, and will continue to be recognized, for the portion of such restricted stock granted to Company officers for which the stock price performance target, within the applicable vesting period, has been achieved. In addition, as discussed further in Note 8, the Company has recognized consulting expense with respect to the performance shares granted to Michael Gold prior to achievement of the related stock price performance targets, in accordance with accounting guidance applicable to stock-based compensation granted to non-employees. The Company’s calculations for determining fair value for the stock grants to the Company officers and Michael Gold were made using both the Black-Scholes option pricing model and Monte-Carlo simulation.

As required, with respect to restricted stock granted to the Company officers, the Company used the fair values of the restricted stock as of the respective grant dates, and assumed amortization of such fair values over the service periods, for purposes of the disclosure below of pro forma net loss and net loss per share.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 1:    Summary of Significant Accounting Policies (continued)

The Company’s pro forma calculations below are based on the valuation methods discussed above, and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the above stock-based awards to employees, net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Loss from continuing operations:
As reported	($29,539)	($191,334)	($38,783)
Add:
Stock-based employee compensation expense included in reported loss from continuing operations, net of related tax effects	2,154	1,524	603
Deduct:
Stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(6,768)	(5,758)	(4,333)

Pro forma loss from continuing operations	($34,153)	($195,568)	($42,513)

Pro forma net loss per share, basic and diluted:
As reported	($0.67)	($5.68)	($1.30)
Pro forma	($0.77)	($5.80)	($1.43)

In December 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested and significantly “out of the money” stock options previously awarded to employees and officers with exercise prices equal to or greater than $19.00 per share. The Company will be required to recognize the expense associated with its outstanding unvested stock options upon adoption of SFAS No. 123(R), “Share-Based Payment” (see “New Accounting Pronouncements” within this Note 1), beginning in the first quarter of fiscal 2006. As a result of this vesting acceleration, the Company expects to reduce the pre-tax expense it otherwise would have been required to record in connection with such stock options by approximately $0.4 million in fiscal 2006 and $0.1 million in fiscal 2007. The decision to accelerate vesting of these options resulted in an increase of $0.5 million to the “stock-based employee compensation expense determined under fair-value based method, net of related tax effects,” in the above table for fiscal 2005.

In making the decision to accelerate these stock options, the Board of Directors considered the interest of the Company’s stockholders in not having earnings materially affected by stock compensation expense incurred for options with exercise prices significantly above the Company’s current common stock price.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at fair value.

As of January 28, 2006, the Company’s only derivative financial instrument was an embedded derivative associated with the Company’s secured convertible notes (see Note 6). The gain or loss as a result of the change

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 1:    Summary of Significant Accounting Policies (continued)

in fair value of the embedded derivative associated with the Company’s secured convertible notes is recognized in interest expense in the statements of operations each period.

Segment Information

The Company has one reportable segment representing the aggregation of its two retail brands and its Internet business due to the similarities of the economic and operating characteristics of the operations represented by the Company’s two store concepts and its Internet business.

New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The Company will be adopting this pronouncement beginning with fiscal 2006. The adoption of FSP No. 13-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF No. 05-6”), which requires that leasehold improvements acquired in a business combination or purchased significantly after and not contemplated at the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-6 is effective for periods beginning after June 29, 2005. The provisions of this consensus did not have any impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will be adopting this pronouncement beginning with fiscal 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This statement is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). In particular, SAB No. 107 provides key guidance related to valuation methods

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 1:    Summary of Significant Accounting Policies (continued)

(including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. The Company will apply the provisions of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R) during the first quarter of fiscal 2006.

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS No. 123 methodology and amounts. Prior periods presented do not require restatement. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will be adopting this pronouncement during the first quarter of fiscal 2006, at which time the Company will begin to record stock compensation expense over the remaining vesting period for prior stock option grants and certain other stock awards to employees that are not fully vested as of the end of fiscal 2005. The adoption of SFAS No. 123(R) could also have a significant effect on the Company’s results of operations and earnings per share to the extent the Company continues to make share-based payments. The Company estimates that the adoption of SFAS No. 123(R) will result in the Company incurring approximately $2.8 million in stock-based compensation expense in fiscal 2006 that would not have been incurred under APB No. 25. This estimate is based upon various assumptions, including an estimate of the number of share-based awards that will be granted, cancelled or expired during fiscal 2006, as well as future stock prices. These assumptions are highly subjective and changes in these assumptions would materially affect the Company’s estimates. In addition, the Company’s net income will continue to be reduced by compensation expense for share-based awards to non-employees and performance share and restricted stock grants to employees.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS No. 153”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 is effective for the first fiscal year beginning after June 15, 2005. The Company will be adopting this pronouncement beginning with fiscal 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 2:    Provision (Benefit) for Income Taxes

The components of the provision (benefit) for income taxes from continuing operations for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, are as follows (in thousands):

	January 28, 2006	January 29, 2005	January 31, 2004
Current:
Federal	$—	($1,851)	($10,069)
State	330	(104)	377

	330	(1,955)	(9,692)

Deferred:
Federal	(6,778)	(56,910)	(10,457)
State	(1,613)	(11,083)	(1,349)
Increase in valuation allowance	8,391	97,457	—

	—	29,464	(11,806)

	$330	$27,509	($21,498)

The total provision (benefit) for income taxes for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, is as follows (in thousands):

	January 28, 2006	January 29, 2005	January 31, 2004
Continuing operations	$330	$27,509	($21,498)
Discontinued operations	—	—	(4,676)

	$330	$27,509	($26,174)

Reconciliations of the provision (benefit) for income taxes to the amount of the provision (benefit) that would result from applying the federal statutory rate of 35% to loss before provision (benefit) for income taxes for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, are as follows:

	January 28, 2006	January 29, 2005	January 31, 2004
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.7	4.3	0.9
Tax exempt interest	—	—	0.4
Inventory contributions	—	—	(0.7)
Non-deductible interest on secured convertible notes	(15.0)	—	—
Other non-deductible expenses	(0.2)	(0.1)	(0.1)
Other	—	1.2	0.2
Valuation allowance	(22.6)	(56.5)	—

Effective tax rate	(1.1)%	(16.1)%	35.7%

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 2:    Provision (Benefit) for Income Taxes (Continued)

The major components of the Company’s net deferred income tax asset at January 28, 2006, and January 29, 2005, are as follows (in thousands):

	January 28, 2006	January 29, 2005
Deferred rent	$4,184	$4,850
Merchandise inventories	1,596	579
Difference between book and tax basis of fixed assets	12,857	11,601
State income taxes	(5,586)	(5,021)
Supplemental employee retirement plan	1,176	1,663
Net operating loss and other tax attribute carryforwards	77,716	72,824
Deferred revenue	7,672	3,884
Accrued store closure costs	333	5,146
Non-employee performance stock compensation	3,692	—
Other	2,208	1,931

	105,848	97,457
Valuation allowance	(105,848)	(97,457)

Net deferred income tax asset	$—	$—

As a result of disappointing sales results during the fiscal 2004 back-to-school season and the Company’s historical operating losses, management concluded that it is more likely than not that the Company will not realize its net deferred tax assets. As a result, the Company established a valuation allowance for 100% of its net deferred income tax asset in fiscal 2004. In addition, the Company has discontinued recognizing income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As of January 28, 2006, and January 29, 2005, the valuation allowance was $105.8 million and $97.5 million, respectively.

As of January 28, 2006, the Company had federal net operating loss carryforwards of $179.9 million, of which $1.7 million relates to benefits from the exercise of stock options for which the associated valuation allowance reversal will be recorded to paid-in capital on the consolidated balance sheets if and when reversed. The Company’s federal net operating loss carryforwards begin to expire in 2023. Of these net operating loss carryforwards, $155.9 million is subject to annual utilization limitations (see below), while the remaining $24.0 million is available immediately and is subject to no annual utilization limitations. As of January 28, 2006, the Company also had federal charitable contribution carryforwards of $9.8 million, which begin to expire in 2007, and state net operating loss carryforwards of $160.8 million, which begin to expire in 2009 and are also subject to annual utilization limitations.

Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on management’s analysis, the Company had an ownership change on April 1, 2005, which results in Section 382 limitations applying to federal net operating loss carryforwards generated prior to that date, which the Company estimates to be approximately $155.9 million. The Company estimates it will have approximately $103.5 million of “pre-ownership change” federal net operating loss carryforward available within five years

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 2:    Provision (Benefit) for Income Taxes (Continued)

after the ownership change, at a rate of approximately $20.7 million annually, with the residual approximate $52.4 million becoming available prior to expiration between 2023 and 2025. If future taxable income were to exceed the sum of (i) the applicable annual loss limitation, (ii) carryforwards of prior years’ unutilized losses, if any, and (iii) carryforwards of post-ownership change losses, if any, in any given fiscal year, the Company would be required to pay federal and state income taxes on the excess amount in such fiscal year.

Based on the above factors, the Company estimates it will have approximately $61.8 million of federal net operating loss carryforwards available to offset taxable income in fiscal 2006. However, the Company may also generate income in future periods on a federal alternative minimum tax basis, which would result in alternative minimum taxes payable, of which only 90% may be offset by alternative minimum tax net operating loss carryforwards. In addition, the Company may determine that varying state laws with respect to net operating loss carryforward utilization may result in lower limits, or an inability to utilize loss carryforwards in some states altogether, which could result in the Company incurring additional state income taxes.

NOTE 3:    Store Closures

On December 28, 2004, the Company announced that it would close approximately 150 of its underperforming Wet Seal stores as part of a plan to return the Company to profitability. The Company initially completed its inventory liquidation sales and closing of 153 Wet Seal stores in March 2005. During fiscal 2005 and fiscal 2004, the Company recorded net charges of $4.5 million and $16.4 million, respectively, related to the estimated lease termination costs for the announced store closures and related liquidation fees and expenses, partially offset by benefits related to the write-off of deferred rent associated with these stores.

The following summarizes the accrued store closure costs activity for the fiscal years ended January 28, 2006, and January 29, 2005:

	January 28, 2006	January 29, 2005
	(in thousands)
Balance at beginning of year	$12,036	$—
Accruals/adjustments	4,255	12,036
Payments	(15,489)	—

Balance at end of year	$802	$12,036

The balance remaining in the store closure accrual as of January 28, 2006, is comprised of the Company’s estimated cost to settle lease buyouts for stores closed in late fiscal year 2004 and early fiscal year 2005, but that are still under negotiation with landlords.

NOTE 4:    Discontinued Operations

On January 6, 2004, the Board of Directors authorized the Company to proceed with its strategic decision to close all Zutopia stores by the end of the first quarter or early in the second quarter of fiscal 2004 due to their poor financial results and perceived limited ability to become profitable in the future.

As of the end of the second quarter of fiscal 2004, all 31 Zutopia stores were closed.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 4:    Discontinued Operations (Continued)

The operating results of the Zutopia concept for the fiscal years ended January 29, 2005, and January 31, 2004, included in the accompanying consolidated statements of operations as loss from discontinued operations, net of income taxes, were as follows (in thousands):

	January 29, 2005	January 31, 2004
Net sales	$2,397	$16,394

Loss from discontinued operations	($6,967)	($7,549)
Loss on disposal of assets	—	(5,427)

Loss before income taxes	(6,967)	(12,976)
Income tax benefit	—	4,676

Loss from discontinued operations, net of income taxes	($6,967)	($8,300)

NOTE 5:    Accrued Liabilities

Accrued liabilities consist of the following as of January 28, 2006, and January 29, 2005 (in thousands):

	January 28, 2006	January 29, 2005
Minimum rent and common area maintenance	$1,318	$1,986
Accrued wages, bonuses and benefits	6,443	4,954
Gift certificates, store credits, allowance for sales returns and frequent buyer and loyalty programs	21,601	13,997
Litigation reserve	—	328
Store closure costs	802	12,036
Sales and use taxes	2,140	1,555
Other	4,168	4,701

	$36,472	$39,557

NOTE 6:    Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes

The Company maintains a $50.0 million senior revolving credit facility, as amended (the “Facility”), with a $50.0 million sub-limit for letters of credit, which matures on May 26, 2007. Under the terms of the Facility, the Company and the subsidiary borrowers are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants restricting their ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores, dispose of their assets, and repurchase stock subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiary borrowers to borrow and request the issuance of letters of credit is also subject to the requirement that the Company and its subsidiary borrowers maintain an excess of the borrowing base over the outstanding credit extensions of not less than the lesser of 15% of such borrowing base or $5.0 million. The interest rate on the revolving line-of-credit under the Facility is the prime rate or, if elected, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 2.00%. The applicable LIBOR margin is based on the level of “Excess Availability” as defined under the Facility at the time of election, and was 1.25% as of January 28, 2006. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and the applicable LIBOR margin less 0.5% for documentary letters of credit.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 6:    Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes (Continued)

The Facility accommodated an $8.0 million junior secured term loan. The term loan was junior in payment to the $50.0 million senior revolving line of credit. The term loan incurred interest at prime plus 7.0% and was scheduled to mature on May 27, 2007. Monthly payments of interest were to be payable through the maturity date, and the principal payment of $8.0 million was to be due on the maturity date. The weighted-average interest rate on the term loan for the year ended January 28, 2006, was 13.4%. On March 23, 2006, the Company prepaid the entire junior secured term loan and accrued interest, and incurred a prepayment penalty in the amount of 1.0% of the principal balance, or approximately $0.1 million.

Borrowings under the Facility are secured by all presently owned and hereafter acquired assets of the Company and two of its wholly owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility. The obligations of the Company and the subsidiary borrowers under the Facility are guaranteed by another wholly owned subsidiary of the Company, Wet Seal GC, Inc.

At January 28, 2006, the amount outstanding under the Facility consisted of the $8.0 million junior secured term loan, $7.3 million in open documentary letters of credit related to merchandise purchases and $11.9 million in outstanding standby letters of credit, which included $10.0 million for inventory purchases. At January 28, 2006, the Company had $30.8 million available for cash advances and/or the issuance of additional letters of credit.

On November 9, 2004, as amended on December 13, 2004, the Company entered into a Securities Purchase Agreement (the “Financing”) with certain investors (the “Investors”) to issue and sell $56.0 million of its new secured convertible notes (the “Notes”) and to issue four series of warrants to acquire up to 14.9 million shares of the Company’s Class A common stock. The first of these series, Series A, was issued on November 9, 2004, and granted the Investors the right to initially acquire 2.3 million shares of the Company’s Class A common stock at an exercise price of $1.75 per share. Also on November 9, 2004, the Company entered into an agreement with the Investors and its lenders under the Facility whereby a secured term loan of $10.0 million was made to the Company as a bridge financing facility (the “Bridge Financing”).

On January 14, 2005, after receipt of shareholder approval on January 10, 2005, the Company issued $56.0 million in aggregate principal amount of its Notes due January 14, 2012, to the Investors and certain other parties. The Notes have an initial conversion price of $1.50 per share of the Company’s Class A common stock (subject to anti-dilution adjustments) and bear interest at an annual rate of 3.76% (interest may be paid in cash or accrued to principal at the Company’s discretion, and a ratable portion of accrued interest is extinguished without payment by the Company if and when Notes are converted) and are immediately convertible into Class A common stock. The initial conversion price assigned to the Notes was lower than the fair market value of the Class A common stock on the commitment date, creating a beneficial conversion feature. On January 14, 2005, the Company also issued Series B Warrants, Series C Warrants and Series D Warrants (collectively with the Series A Warrants, the “Warrants”) to acquire initially up to 3.4 million, 4.5 million and 4.7 million shares of the Company’s Class A common stock, respectively. The Series B, Series C and Series D warrants have exercise prices per share of $2.25, $2.50 and $2.75, respectively. Each Investor is prohibited from converting any of the Notes or exercising any Warrants if as a result it would own beneficially at any time more than 9.99% of the outstanding Class A common stock of the Company.

In accordance with accounting guidelines established in Emerging Issues Task Force (EITF) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 6:    Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes (Continued)

Instruments,” the Company determined the relative fair values of the Warrants issued and the beneficial conversion feature of the Notes. Fair value was first determined for the Warrants using the Black-Scholes option pricing model. The Warrants were allocated a value of $14.4 million and reduced the face value of the Notes and increased paid-in capital using a method that approximates the relative fair value method. Based on the reduced value of the Notes and their convertibility into 37,333,333 shares of Class A common stock, the effective conversion price was determined and compared to the market price of Class A common stock on the commitment date (January 11, 2005), the difference representing the beneficial conversion feature on a per share basis. The face value of the Notes was further reduced by $30.1 million, the value allocated to the beneficial conversion feature, and paid-in capital was increased.

Additionally, the Notes contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require the Company to redeem all or a portion of the Notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of the Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. The Company accounts for this derivative at fair value on the consolidated balance sheets within other long-term liabilities in accordance with SFAS No. 133. The face value of the Notes was reduced by $0.5 million to record this liability. The Company determines the fair value of this derivative financial instrument each fiscal quarter using both the Black-Scholes model and Monte-Carlo simulation. Such models are complex and require significant judgments in the estimation of fair values in the absence of quoted market prices. Changes in the fair market value of the derivative liability are recognized in the statements of operations within interest expense. During the year ended January 28, 2006, there was a $0.1 million decrease in the fair value of the embedded derivative, which the Company recognized as a decrease to the carrying value of the derivative liability and a credit to interest expense in the consolidated statements of operations.

The resulting discount to the Notes is amortized under the interest method over the 7-year life of the Notes and charged to interest expense. The Notes have a yield to maturity of 27.1%. For the year ended January 28, 2006, the Company recognized $1.0 million in interest expense, not including accelerated charges upon conversions (see below), related to the discount amortization. As of January 28, 2006 and January 29, 2005, the net carrying value of the Notes was $11.8 million and $11.8 million, respectively, including accrued interest.

During the year ended January 28, 2006, investors converted $10.4 million of the Notes into 6,943,634 shares of Class A common stock. As a result of these conversions, the Company recorded net non-cash interest charges of $8.8 million during the year to write-off a ratable portion of unamortized debt discount, deferred financing costs and accrued interest associated with the Notes.

On May 3, 2005, the Company repaid the amounts owed under the Bridge Financing, including accrued interest.

The Facility ranks senior in right of payment to the Notes. At January 28, 2006, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 6:    Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes (Continued)

The annual maturities of long-term debt and the Notes as of January 28, 2006, are as follows (in thousands):

Fiscal year:
2006	$—
2007	8,000
2008	—
2009	—
2010	—
Thereafter	47,386

$55,386

As noted above, the $8.0 million junior secured term loan, which was scheduled to mature in fiscal 2007, was prepaid in March 2006 at the Company’s option.

NOTE 7:    Convertible Preferred Stock and Common Stock Warrants

On April 29, 2005, the Company signed a Securities Purchase Agreement and a related Registration Rights Agreement with several investors that participated in the Company’s Notes financing. Pursuant to the Securities Purchase Agreement, on May 3, 2005, the Company issued to the investors 24,600 shares of Series C Convertible Preferred Stock (the “Preferred Stock”), for an aggregate purchase price of $24.6 million. The Company received approximately $19.1 million in net proceeds (including the exercise of Series A and Series B Warrants discussed below and after the retirement of the Bridge Financing) before transaction costs. The Preferred Stock is convertible into 8.2 million shares of Class A common stock, reflecting an initial $3.00 per share conversion price. The effective conversion price assigned to the Preferred Stock was lower than the fair value of the common stock on the commitment date, creating a beneficial conversion feature. The Preferred Stock is not entitled to any special dividend payments, mandatory redemption or special voting rights. The Preferred Stock has customary weighted-average anti-dilution protection for future stock issuances below the applicable per share conversion price.

Pursuant to the Securities Purchase Agreement, the investors agreed to exercise all of their outstanding Series A Warrants and a portion of their outstanding Series B Warrants that were issued in the Notes financing. The Company issued approximately 3.4 million shares of Class A common stock related to the exercise of the Series A and Series B warrants at an aggregate exercise price of approximately $6.4 million.

The Company also issued new Series E Warrants to purchase up to 7.5 million shares of Class A common stock. The Series E Warrants became exercisable on November 3, 2005, and expire on November 3, 2010, and have an initial exercise price of $3.68, reflecting the closing bid price of the Class A Common Stock on the business day immediately before the signing of the Securities Purchase Agreement. The Series E Warrants have anti-dilution protection for stock splits, stock dividends, distributions and similar transactions.

The Company used approximately $11.9 million of the proceeds from this financing to retire the outstanding Bridge Financing and approximately $1.5 million to pay transaction costs. The remainder of the proceeds, approximately $17.6 million, is being used for general working capital and other corporate purposes.

In accordance with the accounting guidelines established in EITF Issue No. 98-5, EITF Issue No. 00-27 and other related accounting guidance, the Company determined the relative fair values of the Series E Warrants

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 7:    Convertible Preferred Stock and Common Stock Warrants (Continued)

issued, the Preferred Stock and the Registration Rights Agreement to be approximately $8.5 million, $16.0 million and $0.1 million, respectively. The relative fair value allocated to the Series E Warrants reduced the face value of the Preferred Stock and increased paid-in capital. The relative fair value allocated to the Registration Rights Agreement also reduced the face value of the Preferred Stock and increased other long-term liabilities (see below). Based on the reduced value of the Preferred stock and its convertibility into 8.2 million shares of Class A common stock, the effective conversion price was determined and compared to the market price of Class A common stock on the commitment date (April 29, 2005), with the difference representing the beneficial conversion feature on a per share basis. The value allocated to the beneficial conversion feature reduced the face value of the Preferred Stock by approximately $14.7 million and increased paid-in capital.

The Preferred Stock is generally a perpetual security unless and until it is converted into Class A common stock. However, notwithstanding the fact that the Company has a Shareholder Rights Plan that provides anti-takeover protections that would go into effect if another entity or group acquires 12% or more of the outstanding voting stock of the Company, certain “change of control” events, as defined in the Certificate of Designations, Preferences and Rights of the Preferred Stock (the “Certificate”), may still be out of the Company’s control, which could require cash redemption of the Preferred Stock. Upon such a change of control or certain other liquidation events, as defined in the Certificate, the holders of the Preferred Stock would be entitled to receive cash equal to the stated value of the Preferred Stock ($1,000 per share) before any amount is paid to the Company’s common stockholders. As such, in accordance with EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities,” the Preferred Stock is presented outside of stockholders’ equity in the consolidated balance sheets. If such a change of control event were to occur, the Preferred Stock would be recognized as a liability in the consolidated balance sheets until redeemed.

Because the Preferred Stock is immediately convertible and has no stated redemption date, in accordance with EITF Issue No. 98-5 and EITF Issue No. 00-27, the $23.3 million discount on the Preferred Stock was recognized as a non-cash deemed dividend in its entirety on May 3, 2005, the Preferred Stock issuance date. The non-cash deemed dividend is recognized in the consolidated statements of operations as a reduction to arrive at net loss attributable to common stockholders.

In accordance with the provisions of EITF Issue No. 03-6, the Company will include the shares issuable upon conversion of the Preferred Stock in its calculations of basic and diluted earnings per share to the extent such inclusion would be dilutive. Because the effect would have been anti-dilutive in fiscal 2005, the Company did not include such shares in its calculations of basic and diluted earnings per share for such year.

The Company determined the Registration Rights Agreement associated with the Preferred Stock is a derivative financial instrument subject to the provisions of SFAS No. 133. In accordance with SFAS No. 133, the Company accounts for this derivative financial instrument at fair value on the consolidated balance sheets within other long-term liabilities. Changes in the fair market value of this derivative liability are recognized in the statements of operations within interest expense. On July 29, 2005, the SEC declared effective an S-3 registration statement filed by the Company to register Class A common stock underlying the Preferred Stock and Series E Warrants, which reduced the derivative value of the Registration Rights Agreement to zero. As a result, during the year ended January 28, 2006, the Company recognized a $0.1 million decrease in the fair value of this derivative as a decrease to the carrying value of the derivative liability and a credit to interest expense in the consolidated statements of operations.

During fiscal 2005, investors in the Preferred Stock converted $14.9 million of such preferred stock into 4,980,000 shares of Class A common stock, resulting in $9.7 million of Preferred Stock remaining outstanding as

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 7:    Convertible Preferred Stock and Common Stock Warrants (Continued)

of January 28, 2006. Investors also exercised portions of outstanding Series B, C, D and E Warrants during fiscal 2005, in addition to the warrant exercises that occurred at the time the Preferred Stock was issued, resulting in issuance of 393,287 shares of Class A common stock in exchange for $1.0 million of proceeds to the Company.

On October 18, 2005, the Company and certain of its security holders entered into amendments to the Company’s Amended and Restated Securities Purchase Agreement, dated as of December 13, 2004, and the Company’s Securities Purchase Agreement, dated as of April 29, 2005. Pursuant to the Amendments, the Company agreed to permit the Company’s Chairman of its Board of Directors to sell up to 250,000 shares of the Company’s restricted Class A common stock, which he received for his efforts in negotiating and completing the Company’s private placement in January 2005. In November 2005, the Company filed, and the SEC declared effective, a registration statement on Form S-3 to register the sale of the shares by the Chairman.

NOTE 8:    Consulting Agreement with Michael Gold

Since late 2004, Michael Gold, has been assisting the Company with its merchandising initiatives for its Wet Seal concept. On July 6, 2005, the Company entered into a consulting agreement and an associated stock award agreement with Mr. Gold to compensate him for his part in the sales turn-around of the Company and to provide incentives for his future assistance in achieving the Company’s return to profitability. Mr. Gold’s consulting agreement extends through January 31, 2007.

Under the terms of the consulting agreement, the Company immediately paid Mr. Gold $2.1 million and will pay Mr. Gold $0.1 million per month from July 2005 through January 2007. The Company recorded $2.8 million of consulting expense within general and administrative expenses in its consolidated statements of operations in fiscal 2005 to recognize Mr. Gold’s cash compensation earned to date.

Under the terms of the stock award agreement, the Company awarded Mr. Gold 2.0 million shares of non-forfeitable restricted stock that vested on January 28, 2006, and two tranches of performance shares (the “Performance Shares”) of 1.75 million shares each. Tranche one (“Tranche One”) of the Performance Shares vests as follows: 350,000 shares vest if, at any time after January 1, 2006 and before January 1, 2008, the trailing 20-day weighted average closing price of the Company’s Class A common stock, or the “20-day Average Price,” equals or exceeds $3.50 per share; an additional 350,000 shares vests (until Tranche One is 100% vested) each time the 20-day Average Price during the vesting period equals or exceeds $4.00, $4.50, $5.00 and $5.50 per share, respectively. Tranche two (“Tranche Two”) of the Performance Shares vests as follows: 350,000 shares vest if, at any time after January 1, 2007 and before January 1, 2008, the 20-day Average Price equals or exceeds $6.00 per share; an additional 350,000 shares vest (until Tranche Two is 100% vested) each time the 20-day Average Price during the vesting period equals or exceeds $6.50, $7.00, $7.50 and $8.00 per share, respectively. In addition, the Tranche Two Performance Shares to be otherwise earned in calendar year 2007 can vest earlier if sales of the Company’s Wet Seal concept average $350 per square foot for any trailing 12-month period and an agreed-upon merchandise margin is maintained.

In accordance with accounting standards established within EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services,” EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” and SFAS No. 123, the Company recorded $13.3 million of non-cash consulting expense within general and administrative expenses during fiscal 2005 for the value of the 2.0 million shares of non-forfeitable restricted stock as of the grant date.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 8:    Consulting Agreement with Michael Gold (Continued)

The Company will also recognize consulting expenses for the fair value of the Performance Shares over the periods from the stock award agreement date to each tranche’s 350,000 share blocks’ respective vesting dates. The Company recorded $8.9 million of non-cash consulting expense within general and administrative expenses during fiscal 2005 based on the fair value of the Performance Shares, which includes consideration of vesting probability as of January 28, 2006.

For reporting periods leading up to the vesting dates of each block of 350,000 shares, the Company will record consulting expenses based upon the then fair value of the Performance Shares and the time elapsed during such reporting period relative to the term of Mr. Gold’s consulting agreement. However, upon vesting of each block of 350,000 Performance Shares, based on the above vesting criteria, the Company will record any then unrecorded consulting expense associated with such share block based upon the Company’s common stock price on the day such vesting occurs. As such, the Company’s cumulative consulting expense for each such block of vested shares recognized through the vesting date will be an amount equal to (i) the Company’s common stock price on the vesting date multiplied by (ii) 350,000. Accordingly, the timing and amount of consulting expenses associated with the Performance Shares may fluctuate significantly depending upon changes in the Company’s common stock price and the related timing of achievement of the common stock price vesting levels.

NOTE 9:    Commitments and Contingencies

Leases

The Company leases retail stores, its corporate offices, warehouse facilities, and computers under operating lease agreements expiring at various times through 2016. Substantially all of the retail store leases require the Company to pay maintenance, insurance, property taxes and percentage rent based on sales volume over certain minimum sales levels.

Minimum annual rental commitments under non-cancelable leases as of January 28, 2006, are as follows (in thousands):

Fiscal year:
2006	$46,200
2007	43,000
2008	37,800
2009	30,100
2010	26,700
Thereafter	52,200

$236,000

Aggregate rents under non-cancelable operating leases for fiscal 2005, fiscal 2004 and fiscal 2003 were as follows (in thousands):

	2005	2004	2003
Minimum rent	$48,800	$66,700	$68,900
Percentage rent	1,500	100	100
Deferred rent	(4,900)	(5,700)	(3,100)
Common area maintenance	26,100	37,000	37,200
Excise tax	700	1,100	1,200

Aggregate rent expense	$72,200	$99,200	$104,300

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 9:    Commitments and Contingencies (Continued)

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

During its normal course of business, the Company has made certain indemnifications, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has issued guarantees in the form of letters of credit as security for merchandise shipments, payment of claims under the company’s self-funded workers’ compensation insurance program and certain other operating commitments. There were $19.2 million in letters of credit outstanding at January 28, 2006. The duration of these indemnities, commitments and guarantees varies. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At January 28, 2006, and January 29, 2005, the Company has determined that no accrued liability is necessary related to these commitments, guarantees and indemnities.

The restricted shares and options awarded under the Company’s stock incentive plans permit accelerated vesting in connection with change of control events. A change of control is generally defined as the acquisition of over 50% of the combined voting power of the Company’s outstanding shares eligible to vote for the election of its Board of Directors by any person, or the merger or consolidation of the Company in which voting control is not retained by the holders of the Company’s securities prior to the transaction or the majority of directors of the surviving company are not directors of the Company. In addition, the members of the Board of Directors who have received restricted stock awards also have accelerated vesting provisions in connection with the occurrence of certain events, including but not limited to, failure to be nominated or reelected to the Board of Directors and/or the significant diminution in the directors’ and officers’ insurance provided by the Company

Litigation

Between August 26, 2004, and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”) on behalf of persons who purchased the Company’s common stock between January 7, 2003, and August 19, 2004. The Company and certain of its present and former directors and executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 9:    Commitments and Contingencies (Continued)

alleges that the defendants, including the Company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal concept and return that concept to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, the plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. The Company filed a motion to dismiss the amended complaint on January 25, 2006, and a court hearing is scheduled for June 12, 2006. There can be no assurance that this litigation will be resolved in a favorable manner. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at January 28, 2006.

On February 8, 2005, the Company announced that the SEC had commenced an informal, non-public inquiry regarding the Company. The Company indicated that the SEC’s inquiry generally related to the events and announcements regarding the Company’s 2004 second quarter earnings and the sale of Company stock by La Senza Corporation and its affiliates during 2004. The SEC has advised the Company that on April 19, 2005, it issued a formal order of investigation in connection with its review of matters relating to the Company. Consistent with the previous announcements, the Company intends to cooperate fully with the SEC’s inquiry. To date, the Company has complied with the SEC’s requests by providing them relevant documentation and written responses to their questions. It is too soon to determine, and the Company is unable to predict, the likely outcome in this matter and whether such outcome will have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 28, 2006.

In May 2004, the Company received a notice from a consumer group alleging that five of the Company’s products consisting of certain rings and necklaces contained an amount of lead that exceeded the maximum .1 parts per million of lead under Proposition 65 of the California Health and Safety Code. Each such contact constitutes a separate violation. The maximum civil penalty for each such violation is $2,500. The vendor of the products confirmed that the jewelry in question contained some lead. On June 22, 2004, the California Attorney General filed a complaint on behalf of the Center for Environmental Health. On June 24, 2004, the Company was added to that complaint as a named defendant. The Company and several other defendants reached settlement agreement on this matter and, on February 21, 2006, the Superior Court of the State of California entered a consent judgment accepting such settlement. In accordance with the terms of the settlement, the Company will pay $25,000, which is accrued in accounts payable within the consolidated balance sheet as of January 28, 2006.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment of any of the pending litigation, the Company has insurance coverage to cover a portion of such losses. As of January 28, 2006, the Company was not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 10:    Long-Term Incentive Plans

Under the Company’s long-term incentive plans, (the 1996 Long-Term Incentive Plan, as amended, the 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, as amended) (the “Plans”), the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options. The 2005 Stock Incentive Plan was approved by the Company’s shareholders on January 10, 2005, as amended with shareholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. The Plans provide that the per-share exercise price of a stock option may not be less than the fair market value of the Company’s Class A common stock on the date the option is granted. Options become exercisable over periods of up to five years and generally expire up to ten years from the date of grant or 90 days after employment or services are terminated. The Plans also provide that the Company may grant restricted stock and other stock-based awards. An aggregate of 21,087,500 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of January 28, 2006, 3,229,506 shares were available for future grants.

Stock option activity for each of the three years in the period ended January 28, 2006, was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 1, 2003	5,387,883	$12.91
Granted	1,837,650	9.42
Canceled	(3,167,733)	13.86
Exercised	(572,573)	6.79

Outstanding at January 31, 2004	3,485,227	11.21
Granted	1,543,150	4.70
Canceled	(1,403,812)	10.31
Exercised	(31,523)	5.98

Outstanding at January 29, 2005	3,593,042	8.90
Granted	1,585,500	4.66
Canceled	(1,006,979)	9.57
Exercised	(501,000)	1.86

Outstanding at January 28, 2006	3,670,563	$7.82

The weighted-average fair value per option granted in fiscal 2005, fiscal 2004 and fiscal 2003, based on the Black-Scholes option valuation method, was $3.16, $2.59 and $5.92, respectively. At January 28, 2006, January 29, 2005, and January 31, 2004, there were 1,837,147, 2,387,161, and 1,282,037 outstanding options exercisable at weighted-average exercise prices of $10.30, $8.56 and $10.75, respectively.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 10:    Long-Term Incentive Plans (Continued)

The following table summarizes information on outstanding and exercisable stock options as of January 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of January 28, 2006	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable As of January 28, 2006	Weighted- Average Exercise Price
$ 1.77 - $ 4.79	738,000	8.80	$3.26	8,000	$3.09
5.02 - 5.84	818,935	4.62	5.69	42,602	5.25
5.93 - 8.00	799,184	5.92	6.70	685,353	6.64
8.08 - 11.69	740,444	6.25	9.84	536,942	9.83
11.76 - 23.02	574,000	5.57	15.66	564,250	15.68

$ 1.77 - $23.02	3,670,563	6.22	$7.82	1,837,147	$10.30

In fiscal 2005, the Company granted 3,211,659 shares, net of forfeitures, including 2,600,000 shares granted pursuant to its performance grant award plan, to key employees and 5,500,000 shares to Michael Gold (see Note 8) under its Plans. Under the performance grant award plan, key employees of the Company receive Class A common stock in proportion to their salary. Stock grants made during fiscal 2005 have varying vesting periods and are subject to forfeiture if the individual terminates employment or consultancy, as applicable.

The Company values restricted stock grants to employees and non-executive directors at the market value of the shares as of the grant date, and recognizes stock-based compensation expense over the period the employee provides services. In conjunction with stock grants to employees and non-executive directors, the Company recorded stock compensation expense of $2.2 million, $1.5 million and $0.9 million for fiscal 2005, 2004 and 2003, respectively.

NOTE 11:    Stockholders’ Equity

On October 1, 2002, the Company’s Board of Directors authorized the repurchase of up to 5.4 million of the outstanding common stock of the Company’s Class A common shares. All shares repurchased under this plan will be retired as authorized by the Company’s Board of Directors. During fiscal 2002, the Company repurchased 947,400 shares for $8.2 million and immediately retired theses shares. During fiscal 2003, the Company repurchased 124,500 shares for $0.9 million and immediately retired these shares as well. As of January 28, 2006, there were 4,328,100 shares remaining that are authorized for repurchase. The Company is currently not permitted to repurchase its common stock without the consent of the lenders under its Facility and its Notes (see Note 6).

From July 2004 through January 28, 2006, through a series of open market transactions, certain shareholders of the Company sold 4,502,833 shares of Class B common stock. The Class B shares all converted to Class A shares upon their transfer.

On June 29, 2004, the Company completed a private placement of equity securities to institutional and other accredited investors totaling $27.2 million in gross proceeds. After transaction costs, the Company raised approximately $25.6 million which was used for working capital and general corporate purposes. In connection with the private placement, the Company issued 6,026,500 shares of its Class A common stock at $4.51 per share

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 11:    Stockholders’ Equity (Continued)

and warrants to acquire 2,109,275 additional shares of Class A common stock at an exercise price of $5.41 per share, subject to adjustment from time to time for stock splits, stock dividends, distributions and similar transactions. The fair value of the warrants at the date of issue approximated $6.5 million. The warrants became exercisable beginning on December 30, 2004, and expire on December 29, 2009.

Additionally, the Company agreed to file a registration statement covering the resale of the Class A common stock purchased in the private placement, as well as the shares of Class A common stock underlying the warrants. On August 24, 2004 the Company filed the registration statement for the resale of the above shares with the SEC, and on August 25, 2004, the SEC notified the Company that the registration statement was declared effective.

In connection with the issuance of the Notes (see Note 6), the Company increased its number of authorized shares of capital stock on January 10, 2005, from 72 million to 162 million, common stock from 70 million to 160 million and Class A common stock from 60 million to 150 million. In connection with the issuance of the Preferred Stock (see Note 7), and in order to ensure the Company has available shares in the event the Board of Directors determines it is in the Company’s best interest to raise additional capital through the sale of securities, the Company further increased its number of authorized shares of capital stock on July 20, 2005, from 162 million to 312 million, common stock from 160 million to 310 million and Class A common stock from 150 million to 300 million. The Company has 10 million shares of authorized Class B common stock that is convertible on a share-for-share basis into shares of the Company’s Class A common stock. The Class B common stock has two votes per share while Class A common stock has one vote per share. The Company increased its authorized Class A common stock in order to meet its obligations if all holders of the Company’s outstanding Notes and Warrants were converted to Class A common stock.

The Company also agreed to file a registration statement covering the resale of the Class A common stock into which investors may convert the Notes issued in the January 2005 private placement and the Preferred Stock issued in the May 2005 private placements, as well as the shares of Class A common stock underlying the associated warrants. On July 27, 2005, the Company filed the registration statement for the resale of the above shares with the SEC and on July 29, 2005, the SEC notified the Company that the registration statement was declared effective.

NOTE 12:    Fair Value of Financial Instruments

The following table presents information on the Company’s financial instruments:

	January 28, 2006		January 29, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$96,806	$96,806	$71,702	$71,702
Other receivables	2,450	2,450	2,978	2,978
Financial liabilities:
Accounts payable	23,467	23,467	20,376	20,376
Embedded derivative instrument	400	400	500	500
Long-term debt	8,000	8,152	8,000	8,000
Secured convertible notes	11,824	167,143	11,811	83,253
Convertible preferred stock	9,660	17,710	—	—

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 12:    Fair Value of Financial Instruments (Continued)

The Company believes the carrying amounts of cash and cash equivalents, other receivables and accounts payable approximate fair value. The estimated fair value of long-term debt as of January 28, 2006, was determined by discounting future cash flows using an estimated interest rate available to the Company for debt with similar terms and remaining maturity, including prepayment provisions. At January 29, 2005, the Company estimated the fair value of long-term debt to be equal to its carrying value since such borrowings reflected currently available debt terms and conditions. The Company determines the fair value of its embedded derivative instrument using a combination of the Black-Scholes model and Monte-Carlo simulation. The estimated fair values for the secured convertible notes and convertible preferred stock were determined to be the market value of the Company’s Class A common stock multiplied by the number of shares of common stock into which such securities could be converted.

NOTE 13:    Related-Party Transactions

In fiscal years 2004 and 2003, the Company paid fees of $0.3 million and $0.6 million, respectively, to First Canada Management Consultants Limited (“First Canada”), a company controlled by Irving Teitelbaum, for the services of Irving Teitelbaum, who served as Chairman of the Board of the Company until August 3, 2004, and Stephen Gross, a director of the Company, respectively. These services were provided pursuant to a Management Agreement dated December 1, 1999, and amended on June 28, 2001, between First Canada and the Company. The agreement terminated on July 30, 2004.

The Company has a member of its Board of Directors who is a senior partner with the law firm of Akin Gump Strauss Hauer and Feld LLP (“Akin Gump”). In fiscal years 2005, 2004 and 2003, the Company incurred fees of $1.6 million, $2.1 million and $0.6 million, respectively, for legal services from Akin Gump.

In fiscal 2005, the Company purchased $0.6 million of merchandise inventories from YM, Inc., a Canadian retail company owned by Michael Gold (see Note 8). Also, in his role as merchandising consultant to the Company, Mr. Gold is significantly involved in purchasing decisions and terms negotiated with merchandise vendors for the Wet Seal concept. A substantial majority of these vendors also provide merchandise inventories to Mr. Gold’s Canadian retail businesses.

NOTE 14:    Retirement Plan

The Company maintains a qualified defined contribution retirement plan under the Internal Revenue Code, Section 401(k). The Wet Seal Retirement Plan (the “Retirement Plan”) is available to all employees who meet the Retirement Plan’s eligibility requirements. The Retirement Plan is funded by employee contributions, and additional contributions may be made by the Company at its discretion. Employee contributions to the Retirement Plan vest immediately, while Company contributions vest over the course of each employee’s first five years of service with the Company at a rate of 20% per year. In fiscal 2005, 2004 and 2003, the Company had retirement contribution expense from discretionary contributions of $0.2 million, $0.0 million and $0.4 million, respectively.

NOTE 15:    Supplemental Employee Retirement Plan

As of January 28, 2006, the Company maintains a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for a former Chairman and director of the Company. The SERP provides for retirement death benefits and for retirement benefits through life insurance. The Company funded the SERP in 1998 and 1997

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 15:    Supplemental Employee Retirement Plan (Continued)

through contributions to a trust fund known as a “Rabbi” trust. Funds are held in a Rabbi trust for the SERP consisting of a life insurance policy reported at cash surrender value. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust,” the assets and liabilities of a Rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the Rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the Rabbi trust are reported in the Company’s consolidated statements of operations. The cash surrender value of such life insurance policy was $1.3 million and $1.2 million at January 28, 2006, and January 29, 2005, respectively.

Effective January 1, 2005, the former Chairman and director of the Company retired and began to receive an annual pension of $220,000.

In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” the following presents a reconciliation of the SERP’s funded status and certain other SERP information (in thousands):

CHANGE IN BENEFIT OBLIGATION

	January 28, 2006	January 29, 2005
Benefit obligation at beginning of year	$2,194	$1,640
Service cost	—	82
Interest cost	124	103
Actuarial loss	154	369
Benefits paid	(238)	—

Benefit obligation at end of year	$2,234	$2,194

CHANGE IN PLAN ASSETS

	January 28, 2006	January 29, 2005
Fair value of plan assets at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	$—	$—

Funded status	($2,234)	($2,194)
Unrecognized prior service cost	103	214
Unrecognized actuarial gain	(697)	(893)

Net amount recognized	($2,828)	($2,873)

Weighted-average assumptions:
Discount rate	5.50%	5.75%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 15:    Supplemental Employee Retirement Plan (Continued)

AMOUNTS RECOGNIZED IN BALANCE SHEET
	January 28, 2006	January 29, 2005
Prepaid pension cost	$—	$—
Accrued benefit liability	(2,828)	(2,873)
Intangible asset (unrecognized prior service cost)	—	—
Accumulated other comprehensive loss	—	—

Net amount recognized	($2,828)	($2,873)

COMPONENTS OF NET PERIODIC PENSION COST

	January 28, 2006	January 29, 2005
Service cost—benefits earned during the year	$—	$82
Interest cost	124	103
Amortization of prior service cost	111	111
Amortization of actuarial gain	(42)	(33)

Net periodic pension cost	$193	$263

NOTE 16:    Shareholder Rights Plan

On August 19, 1997, the Company’s Board of Directors adopted a Rights Agreement, which was amended and restated on August 17, 1999, (the “Rights Plan”) designed to protect Company stockholders in the event of takeover action that would deny them the full value of their investments. Terms of the Rights Plan provide for a dividend distribution of one right for each share of common stock to holders of record at the close of business on August 29, 1997. The rights remain attached to the common stock if and when such common stock is traded, and become exercisable only in the event, with certain exceptions, an acquiring party accumulates 12% or more of the Company’s voting stock, or if a party announces an offer to acquire 20% or more of the Company’s voting stock. Unless earlier redeemed, the rights will expire on August 29, 2007. Each right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $73.00, subject to adjustment upon the occurrence of certain events. The Company will be entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of a 12% position in its voting stock.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 17:    Net Loss Per Share

The computations of diluted loss per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock as of January 28, 2006, January 29, 2005, and January 31, 2004, respectively, because their effect would have been anti-dilutive:

	January 28, 2006	January 29, 2005	January 31, 2004
Stock options outstanding	3,670,563	3,593,042	3,485,227
Unvested restricted stock awards	7,829,000	2,531,306	8,750
Stock issuable upon conversion of secured convertible notes	30,389,700	37,333,333	—
Stock issuable upon conversion of preferred stock	3,220,000	—	—
Stock issuable upon exercise of warrants—	—	—	—
June 2004 warrants	2,109,275	2,109,275	—
Series A warrants	—	2,300,000	—
Series B warrants	2,140,824	3,400,000	—
Series C warrants	4,411,607	4,500,000	—
Series D warrants	4,607,678	4,700,000	—
Series E warrants	7,486,607	—	—

Total	65,865,254	60,466,956	3,493,977

Based upon the respective exercise prices and number of outstanding warrants, exercise of all such warrants as of January 28, 2006, January 29, 2005, and January 31, 2004 would have resulted in proceeds to the Company of $67.5 million, $47.3 million and $0, respectively.

NOTE 18:    Subsequent Events

From the end of fiscal 2005 through April 12, 2006, investors converted $6.5 million of the Company’s Notes into 4,328,315 shares of Class A common stock, and the Company was in receipt of further requests from investors to convert an additional $9.0 million of the Company’s Notes into 6,000,000 shares of Class A common stock. Due to these conversions, the Company will record net non-cash interest charges of $12.5 million in the first quarter of fiscal 2006 to write-off a ratable portion of unamortized debt discount, deferred financing costs and accrued interest associated with the Notes. When additional conversions of the Notes occur, the Company will incur similar non-cash charges. In addition, prospectively, the 10,328,315 shares of Class A common stock into which the Notes were converted, or will soon be converted, will be included in the calculations of both basic and diluted earnings per share regardless of their dilutive effect.

Subsequent to the end of fiscal 2005, vesting occurred for 1.75 million performance shares granted to Michael Gold (see Note 8) and 1.2 million performance shares granted to Joel Waller, the Company’s Chief Executive Officer. Prospectively, these shares will be included in the calculation of both basic and diluted earnings per share regardless of their dilutive effect.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 19:    Unaudited Quarterly Financial Data

Summarized quarterly financial information for fiscal 2005 and 2004 is listed below.

	Fiscal 2005 Quarter Ended
	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
Net sales	$103,824	$126,284	$129,321	$141,378
Gross margin	$32,553	$41,521	$39,821	$47,556
Net loss	$(8,550)	$(11,703)	$(6,454)	$(2,832)
Accretion of non-cash dividends on convertible preferred stock	$—	$(23,317)	$—	$—
Net loss attributable to common stockholders	$(8,550)	$(35,020)	$(6,454)	$(2,832)
Net loss per share
Basic	$(0.23)	$(0.87)	$(0.14)	$(0.05)
Diluted	$(0.23)	$(0.87)	$(0.14)	$(0.05)
Weighted-average number of shares of common stock outstanding
Basic	36,672,903	40,364,750	47,611,059	52,482,225
Diluted	36,672,903	40,364,750	47,611,059	52,482,225
Cash dividends per share	$—	$—	$—	$—
Market price data
High	$4.29	$6.93	$6.00	$5.50
Low	$2.22	$3.23	$3.96	$4.23

	Fiscal 2004 Quarter Ended
	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
Net sales	$99,877	$105,679	$110,810	$119,216
Gross margin	$14,237	$10,820	$18,294	$14,567
Net loss	$(19,972)	$(106,294)	$(24,247)	$(47,788)
Net loss per share
Basic	$(0.66)	$(3.31)	$(0.67)	$(1.31)
Diluted	$(0.66)	$(3.31)	$(0.67)	$(1.31)
Weighted-average number of shares of common stock outstanding
Basic	30,118,007	32,120,915	36,160,657	36,396,070
Diluted	30,118,007	32,120,915	36,160,657	36,396,070
Cash dividends per share	$—	$—	$—	$—
Market price data
High	$9.24	$6.68	$4.60	$2.32
Low	$5.51	$4.07	$0.74	$1.45

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of our company(1)

3.1.1	Amendment to Restated Certificate of Incorporation of our company(9)

3.1.2	Amendment to Restated Certificate of Incorporation, as amended, of our company (incorporated by reference to Exhibit 3.1 of our company’s Current Report on Form 8-K filed on January 18, 2005)

3.1.3	Amendment to Restated Certificate of Incorporation, as amended, of our company

3.2	Bylaws of our company(1)

4.1	Specimen Certificate of the Class A Stock, par value $.10 per share(1)

4.2	Specimen Certificate of the Class B Stock, par value $.10 per share(1)

4.3

Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on May 3, 2005)

4.4

Amended and Restated Rights Agreement by and between our company and American Stock Transfer & Trust Company, dated August 17, 1999 (incorporated by reference to Exhibit 99.1 of our company’s Current Report on Form 8-K filed on September 9, 1999)

4.5

Indenture entered into between our company and The Bank of New York, dated as of January 14, 2005 (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on January 21, 2005)

4.5.1	Supplemental Indenture entered into between our company and The Bank of New York, dated as of March 1, 2006

4.6

Form of Registered Global 3.67% Secured Convertible Note due January 14, 2012 issued by our company (incorporated by reference to Exhibit 4.8 of our company’s Registration Statement on Form S-3 filed on May 17, 2005)

4.7	Form of Warrant to Purchase Class A Common Stock issued by our company (incorporated by reference to Exhibit 99.2 of our company’s Current Report on Form 8-K filed on June 30, 2004)

4.8	Form of Series A Warrant issued by our company (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.9	Form of Series B Warrant issued by our company (incorporated by reference to Exhibit 10.5 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.10	Form of Series C Warrant issued by our company (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.11	Form of Series D Warrant issued by our company (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.12	Form of Series E Warrant issued by our company (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.1	Lease between our company and Foothill-Parkstone I, LLC, dated November 21, 1996(6)

10.2	1996 Long-Term Incentive Plan(5)

10.2.1	First Amendment to the 1996 Long-Term Incentive Plan(5)

10.2.2	Second Amendment to the 1996 Long-Term Incentive Plan(9)

Exhibit No.	Description

10.3	Supplemental Executive Retirement Plan(6)

10.4	2000 Stock Incentive Plan(8)

10.5	2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s final proxy statement on Form DEF 14A dated December 14, 2004)

10.5.1	Amendment to the 2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s final proxy statement on Form DEF 14A dated June 17, 2005)

10.6	Indemnification Agreement between our company and various executives and directors, dated January 3, 1995(3)

10.7	Form of Indemnification Agreement between our company and members of our board of directors(14)

10.8	Retention Agreement by and between our company and Jennifer Pritchard, dated September 27, 2004(13)(16)

10.9	Retention Agreement by and between our company and Allan Haims, dated October 28, 2004(13)(16)

10.10	Retention Agreement by and between our company and Douglas Felderman, dated October 28, 2004(13)(16)

10.11

Separation Agreement and General Release by and between our company and Douglas Felderman, dated August 31, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on September 7, 2005)

10.12	Retention Agreement by and between our company and Joseph Deckop, dated October 28, 200(13)(16)

10.13

Agreement and General Release between our company and Peter Whitford, dated November 4, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on November 10, 2004)

10.14	Employment Agreement between our company and Joel Waller, dated December 16, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on December 20, 2004)

10.15	Employment Agreement between our company and Gary White, dated March 28, 2005(15)

10.16	Employment Agreement between our company and Michael Gold, dated July 6, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on July 13, 2005)

10.17	Award Agreement between our company and Michael Gold, dated July 7, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on July 13, 2005)

10.18	Employment Agreement between our company and John Luttrell, dated December 5, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on December 9, 2005)

10.19

Employment Agreement between our company and Greg Gemette, effective as of March 13, 2006 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on March 17, 2006)

10.20	Form of Restricted Stock Agreement between our company and members of our board of directors (14)

Exhibit No.	Description

10.21

Agency Agreement entered into between our company and certain of its affiliates and Hilco, dated December 31, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on January 5, 2005)(16)

10.22

Security Agreement entered into between our company and certain of its affiliates and Hilco, dated December 31, 2004 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 5, 2005)(16)

10.23

Agency Subordination Agreement entered into between our company and certain of its affiliates, Hilco, Fleet Retail Group, Inc. and S.A.C. Capital Associates, LLC, dated December 31, 2004 (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on January 5, 2005)(16)

10.24

Form of Securities Purchase Agreement between our company and certain investors, dated June 29, 2004 (incorporated by reference to Exhibit 99.2 of our company’s Current Report on Form 8-K filed on June 30, 2004)

10.25

Amended and Restated Securities Purchase Agreement entered into among our company and the Investors, dated December 13, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on December 14, 2004)

10.25.1

Amendment No. 1 to Amended and Restated Securities Purchase Agreement entered into by and among our company and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.25.2

Amendment No. 2 to Amended and Restated Securities Purchase Agreement entered into by and among our company and the Investors, dated October 18, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on October 25, 2005)

10.26

Amended and Restated Registration Rights Agreement entered into among our company and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.26.1

Amendment and Waiver to Amended and Restated Registration Rights Agreement entered into among our company and the Investors, effective as of July 15, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 1, 2005)

10.27

Securities Purchase Agreement entered into by and among the Company and the Investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.27.1

Amendment to Securities Purchase Agreement entered into by and among the Company and the Investors, dated October 18, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on October 25, 2005)

10.28

Registration Rights Agreement entered into by and among the Company and the Investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.29

Waiver and Consent entered into by and among the Company and the Investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.5 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.30

Credit Agreement entered into between our company, our subsidiaries and certain of the Investors, dated November 9, 2004 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on November 12, 2004)(16)

10.30.1

First Amendment to Credit Agreement entered into by and among our company, our subsidiaries and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 21, 2005)(16)

Exhibit No.	Description

10.30.2

Second Amendment to Credit Agreement entered into by and among our company, our subsidiaries and the Investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on May 3, 2005)(16)

10.31	Credit Agreement between our company, our subsidiaries and Fleet National Bank, dated May 26, 2004(12)

10.31.1

Amended and Restated Credit Agreement, dated September 22, 2004, by and among our company, Fleet Retail Group, Inc., Fleet National Bank, Back Bay Capital Funding LLC and each of the other lenders (collectively, the “Senior Lenders”) and borrowers party thereto(13)

10.31.2

Amended and Restated First Amendment to the Amended and Restated Credit Agreement entered into among our company, our subsidiaries and the Senior Lenders, dated December 13, 2004 (incorporated by reference to Exhibit 10.8 of our company’s Current Report on Form 8-K filed on December 14, 2004)

10.31.3

Second Amendment to Amended and Restated Credit Agreement entered into by and among our company, our subsidiaries and the Senior Lenders, dated January 14, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.31.4

Third Amendment to Amended and Restated Credit Agreement entered into by and among our company, our subsidiaries and the Senior Lenders, dated April, 2005 (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.32

Intercreditor and Lien Subordination Agreement entered into by and among our company, our subsidiaries, SAC (on behalf of the Investors) and the Senior Lenders, dated November 9, 2004 (incorporated by reference to Exhibit 10.13 of our company’s Current Report on Form 8-K filed on November 12, 2004)(16)

10.32.1

First Amendment to Intercreditor and Lien Subordination Agreement entered into by and among our company, certain subsidiaries of our company, certain of the Investors and certain of the Senior Lenders, dated January 14, 2005 (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on January 21, 2005)(16)

10.32.2

Second Amendment to Intercreditor and Lien Subordination Agreement entered into by and among our company, certain subsidiaries of our company, certain of the Investors and certain of the Senior Lenders, dated April 29, 2005 (incorporated by reference to Exhibit 10.9 of our company’s Current Report on Form 8-K filed on May 3, 2005)(16)

10.33

Amended and Restated Subordination Agreement entered into by and among our company, certain of the Senior Lenders, The Bank of New York and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on January 21, 2005)(16)

10.33.1

Amendment No. 1 to Amended and Restated Subordination Agreement entered into by and among our company, certain of the Senior Lenders, The Bank of New York and the Investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.10 of our company’s Current Report on Form 8-K filed on May 3, 2005)(16)

10.34

Bridge Subordination Agreement entered into by and among our company, certain of the Senior Lenders, The Bank of New York and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.5 of our company’s Current Report on Form 8-K filed on January 21, 2005)(16)

10.35

Subordination Agreement entered into by and among the Company, the Investors and Fleet Retail Group, Inc., as agent for the senior lenders, dated April 29, 2005 (incorporated by reference to Exhibit 10.8 of our company’s Current Report on Form 8-K filed on May 3, 2005)(16)

Exhibit No.	Description

12.1	Statement of Computation of Ratios

14.1	The Wet Seal, Inc. Code of Conduct(11)

21.1	Subsidiaries of the registrant(4)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes exhibits incorporated by reference to our company’s Registration Statement File No. 33-34895.

(2)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

(3)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

(4)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

(5)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

(6)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

(7)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

(8)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

(9)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

(10)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

(11)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

(12)	Denotes exhibits incorporated by reference to our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004.

(13)	Denotes exhibits incorporated by reference to our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004.

(14)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

(15)	Denotes exhibits incorporated by reference to our company’s Annual Report, as amended, on Form 10-K/A for the fiscal year ended January 29, 2005.

(16)	Our company no longer has any outstanding obligations under these agreements.