Form 10-Q
period 2006-04-29
WET SEAL INC
filed 2006-06-08
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Large accelerated filer:  ☐                Accelerated filer  ☑                Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☑  No

The number of shares outstanding of the Registrant’s Class A Common Stock, par value $0.10 per share, at June 2, 2006, was 79,268,079. There were no shares outstanding of the Registrant’s Class B Common Stock, par value $0.10 per share, at June 2, 2006.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 29, 2006	January 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,483	$96,806
Income taxes receivable	134	136
Other receivables	991	2,450
Merchandise inventories	32,714	25,475
Prepaid expenses and other current assets	5,312	3,944

Total current assets	126,634	128,811

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	75,844	74,786
Furniture, fixtures and equipment	49,547	48,734
Leasehold rights	5	5

	125,396	123,525
Less accumulated depreciation and amortization	(82,717)	(79,888)

Net equipment and leasehold improvements	42,679	43,637

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $4,593 and $2,943 at April 29, 2006, and January 28, 2006, respectively	1,512	3,162
Other assets	1,635	1,633
Goodwill	5,984	5,984

Total other assets	9,131	10,779

TOTAL ASSETS	$178,444	$183,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$11,660	$13,584
Accounts payable – other	9,286	9,883
Accrued liabilities	34,909	36,472

Total current liabilities	55,855	59,939

LONG-TERM LIABILITIES:
Long-term debt	—	8,000
Secured convertible notes, including accrued interest of $1,134 and $1,801 at April 29, 2006, and January 28, 2006, respectively, and net of unamortized discount of $17,824 and $35,562 at April 29, 2006, and January 28, 2006, respectively	6,403	11,824
Deferred rent	23,061	23,996
Other long-term liabilities	2,970	3,228

Total long-term liabilities	32,434	47,048

Total liabilities	88,289	106,987

COMMITMENTS AND CONTINGENCIES (Note 8)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 9,441 and 9,660 shares issued and outstanding at April 29, 2006, and January 28, 2006, respectively	9,441	9,660

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 79,738,079 shares issued and 79,238,079 shares outstanding at April 29, 2006, and 63,636,643 shares issued and outstanding at January 28, 2006	7,974	6,364
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at April 29, 2006, and January 28, 2006	—	—
Paid-in capital	241,123	217,698
Deferred stock compensation	—	(5,468)
Accumulated deficit	(165,708)	(152,014)
Treasury stock, 500,000 shares, at cost, at April 29, 2006 (Note 9)	(2,675)	—

Total stockholders’ equity	80,714	66,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,444	$183,227

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13-Week Period Ended
	April 29, 2006	April 30, 2005
Net sales	$125,149	$103,824
Cost of sales	78,397	71,271

Gross margin	46,752	32,553
Selling, general and administrative expenses	42,693	34,184
Store closure (adjustments) costs	(446)	5,152

Operating income (loss)	4,505	(6,783)
Interest expense, net	(18,201)	(1,767)

Loss before benefit for income taxes	(13,696)	(8,550)
Benefit for income taxes	(2)	—

Net loss	$(13,694)	$(8,550)

Net loss per share, basic and diluted	$(0.22)	$(0.23)

Weighted-average shares outstanding, basic and diluted	63,183,165	36,672,903

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Class A		Class B		Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at January 28, 2006	63,636,643	$6,364	—	$—	$217,698	($5,468)	($152,014)	$—	$66,580
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	—	—	—	—	(5,468)	5,468	—	—	—
Restricted stock issued pursuant to long-term incentive plans	170,956	17	—	—	(17)	—	—	—	—
Stock-based compensation	—	—	—	—	5,635	—	—	—	5,635
Amortization of stock payment in lieu of rent	—	—	—	—	54	—	—	—	54
Exercise of stock options	7,498	1	—	—	37	—	—	—	38
Exercise of common stock warrants	855,000	86	—	—	1,979	—	—	—	2,065
Conversions of convertible preferred stock into common stock	73,000	7	—	—	212	—	—	—	219
Conversions of secured convertible notes into common stock	14,994,982	1,499	—	—	20,993	—	—	—	22,492
Repurchase of common stock	—	—	—	—	—	—	—	(2,675)	(2,675)
Net loss	—	—	—	—	—	—	(13,694)	—	(13,694)

Balance at April 29, 2006	79,738,079	$7,974	—	$—	$241,123	$—	($165,708)	($2,675)	$80,714

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	13-Week Period Ended
	April 29, 2006	April 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,694)	$(8,550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,827	2,726
Amortization of discount on secured convertible notes	17,738	20
Amortization of deferred financing costs	2,110	262
Adjustment of derivatives to fair value	(250)	—
Amortization of stock payment in lieu of rent	54
Interest (extinguished from) added to principal of secured convertible notes	(667)	1,623
Store closure (adjustments) costs	(446)	—
Stock-based compensation	5,635	510
Changes in operating assets and liabilities:
Income taxes receivable	2	128
Other receivables	1,459	2,521
Merchandise inventories	(7,239)	(14,293)
Prepaid expenses and other current assets	(1,827)	(2,399)
Other non-current assets	(2)	(169)
Accounts payable and accrued liabilities	(4,218)	(4,341)
Deferred rent	(935)	(1,027)
Other long-term liabilities	(8)	51

Net cash provided by (used in) operating activities	539	(22,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(1,290)	(2,401)

Net cash used in investing activities	(1,290)	(2,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(8,000)	—
Proceeds from exercise of stock options	38	—
Repurchase of common stock	(2,675)	—
Proceeds from exercise of common stock warrants	2,065	—

Net cash used in financing activities	(8,572)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,323)	(25,339)
CASH AND CASH EQUIVALENTS, beginning of period	96,806	71,702

CASH AND CASH EQUIVALENTS, end of period	$87,483	$46,363

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$393	$641
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Conversion of 219 shares of convertible preferred stock into 73,000 shares of Class A common stock	$219	$—
Conversion of secured convertible notes into 14,994,982 shares of Class A common stock	$22,492	$—
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	$5,468	$—
Conversion of 423,599 shares of Class B common stock to Class A common stock	$—	$42
Purchase of equipment and leasehold improvements on account	$579	$—

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements

Basis of Presentation

The information set forth in these condensed consolidated financial statements is unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 13 weeks ended April 29, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the Company) for the fiscal year ended January 28, 2006.

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

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis for the 13 weeks ended April 29, 2006, and April 30, 2005, were $10.6 million and $8.8 million, respectively, and represented 8.4% and 8.5% of sales, respectively.

To the extent the Company’s estimates differ from actual results, additional markdowns may be required that could reduce the Company’s gross margin, operating income and the carrying value of inventories.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.” Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair value determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital.

No less frequently than quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during the 13 weeks ended April 29, 2006, and April 30, 2005.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized over the terms of the respective debt agreements using the interest method. In addition, upon the conversion of portions of such notes into Class A common stock, deferred financing costs associated with the Company’s secured convertible notes are expensed immediately based on the portion of the notes converted. Amortization expense included in interest expense and amortization of deferred financing costs was $2.1 million and $0.3 million for the 13 weeks ended April 29, 2006, and April 30, 2005, respectively. The amortization expense for the 13 weeks ended April 29, 2006, included $1.7 million due to conversion of portions of the Company’s secured convertible notes.

Discount on Secured Convertible Notes

As discussed further in Note 4, upon issuance of its secured convertible notes, the Company recorded the notes net of a discount of $45.0 million. The Company is amortizing this discount over the seven-year term of the secured convertible notes using the interest method. In addition, upon conversions of portions of the notes into Class A common stock, the unamortized portion of the discount on secured convertible notes is expensed immediately based on the portion of the notes converted. Amortization of this discount included in interest expense and amortization of discount on secured convertible notes was $17.7 million and $0.02 million for the 13 weeks ended April 29, 2006 and April 30, 2005, respectively. The amortization expense for the 13 weeks ended April 29, 2006, included $17.4 million due to conversion of portions of the Company’s secured convertible notes.

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. For online sales, revenue is recognized at the estimated time goods are received by customers. Shipping and handling fees billed to customers for online sales are included in net sales. Customers typically receive goods within five to seven days of being shipped. The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. A customer may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact sales. The accrual for merchandise returns is recorded in accrued liabilities on the condensed consolidated balance sheets and was $0.7 million and $0.6 million at April 29, 2006, and January 28, 2006, respectively. For the 13 weeks ended April 29, 2006, and April 30, 2005, shipping and handling fee revenues were $0.3 million and $0.1 million, respectively.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the condensed consolidated balance sheets and was $7.0 million and $7.7 million at April 29, 2006, and January 28, 2006, respectively.

The Company, through its Wet Seal concept, has a frequent buyer program that entitles the customer to receive between a 10% and 20% discount on all purchases made during a twelve-month period. The revenue from the annual membership fee of $20 is non-refundable. Membership fee revenue is recognized on a straight-line basis over the twelve-month membership period, which management believes approximates the spending pattern under the program. Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $8.0 million and $7.0 million at April 29, 2006, and January 28, 2006, respectively.

The Company, through its Arden B concept, introduced a customer loyalty program in August 2004. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed at any time for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales as points are accumulated by the member.

In the first quarter of 2006, the Company modified the terms of this customer loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, the Company also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either two or twelve months from the program change date. Based on these modifications to the program and the award redemption history to date, during the 13 weeks ended April 29, 2006, the

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

Company decreased by $2.3 million its estimated accrual for ultimate redemptions of currently outstanding awards and program points. This decrease was recorded as an increase to net sales and a decrease to accrued liabilities.

The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $3.9 million and $6.2 million at April 29, 2006, and January 28, 2006, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record further adjustments to the unearned revenue accrual, which would affect net sales.

Leases

The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the lease term, as defined by SFAS No. 13, “Accounting for Leases,” as amended. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent on the condensed consolidated balance sheets. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are also recorded as deferred rent and are amortized using the straight-line method over the lease term as an offset to rent expense.

Advertising Costs

Costs for advertising related to operations, consisting of magazine ads, in-store signage and promotions are expensed as incurred. Total advertising expenses for the 13 weeks ended April 29, 2006, and April 30, 2005, were $1.8 million and $1.0 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and the Company’s historical operating performance, the Company concluded as of July 31, 2004, that it was more likely than not that the Company would not realize its net deferred tax assets. As a result of this conclusion, the Company reduced its deferred tax assets by establishing a tax valuation allowance for 100% of its net deferred tax assets as of that date. In addition, the Company discontinued recording income tax benefits for deferred income tax assets in the consolidated statements of operations at that time, and since has not recorded such income tax benefits. The Company will not record such income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

The Company estimates it has approximately $61.8 million of federal net operating loss carryforwards available to offset taxable income in fiscal 2006. The Company did not record a current income tax benefit at the effective rate on its loss before benefit for income taxes for the 13 weeks ended April 29, 2006, because it has not yet demonstrated a recent history of profitability to create an expectation that such tax benefit is expected to be realized during the year.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” and additional guidance from Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” net loss per share, basic, is computed based on the weighted-average number of common shares outstanding for the period, including the shares issuable upon conversion of the Company’s convertible preferred stock to the extent such inclusion would be dilutive (see Note 5). Net loss per share, diluted, is computed based on the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for its workers’ compensation and employee health care programs. A portion of the employee health care plan is funded by employees. Under the workers’ compensation insurance program, the Company is liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.5 million. Under the group health plan, the Company is liable for a deductible of $0.15 million for each individual claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to the number of participants in the plan each month. For both of the insurance plans, the Company records a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. The Company adjusts these liabilities based on historical claims experience, demographic factors, severity factors and other actuarial assumptions. A significant change in the number or dollar amount of claims could cause the Company to revise its estimates of potential losses, which would affect its reported results.

New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FAS 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FAS 13-1 was effective for periods beginning after December 15, 2005. The Company adopted this pronouncement at the beginning of fiscal 2006. The adoption of FAS 13-1 did not affect the Company’s condensed consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 was effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement at the beginning of fiscal 2006. The adoption of SFAS No. 154 did not affect the Company’s condensed consolidated financial statements during the 13-week period ended April 29, 2006. The Company will apply the provisions of SFAS No. 154 in future periods, when applicable.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 was effective for the first fiscal year beginning after June 15, 2005. The Company adopted this pronouncement at the beginning of fiscal 2006. The adoption of SFAS No. 151 did not affect the Company’s condensed consolidated financial statements.

NOTE 2 – Stock-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s condensed consolidated statements of operations, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (continued)

The Company adopted SFAS No. 123(R) using the modified prospective application method. Under this method, compensation expense recognized during the 13 weeks ended April 29, 2006, included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based awards granted subsequent to January 28, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective application method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R).

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in FAS 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and condensed consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123(R).

The Company had the following two stock option plans under which shares were available for grant at April 29, 2006: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of April 29, 2006; however, the 1996 Plan expired during the 13 weeks ended April 29, 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan, the 2000 Plan and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan and 2000 Plan permit the granting of options, restricted common stock, performance shares or other equity-based awards to the Company’s employees, officers, directors and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants.

Options

Option grants are made at prices not less than the fair market value of the stock on the date of grant. Under the Plans, outstanding options generally vest over periods ranging from three to five years from the grant date and generally expire from five to ten years after the grant date. Certain stock option and other equity-based awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data, the implied volatility of market-traded options and other factors to estimate the expected price volatility, option lives and forfeiture rates. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the 13 weeks ended April 29, 2006, and April 30, 2005, respectively, using the Black-Scholes option-pricing model:

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Dividend Yield	0.00%	0.00%
Expected Volatility	63.00%	82.40%

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (continued)

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Risk-Free Interest Rate	4.78%	3.90%
Expected Life of Options (in Years)	3.4	5.0

The Company recorded $0.6 million of compensation expense, or $0.01 per basic and diluted share, related to stock options outstanding during the 13 weeks ended April 29, 2006. In accordance with the accounting standard previously applied by the Company, no compensation expense was recorded related to stock options during the 13 weeks ended April 30, 2005.

At April 29, 2006, there was $4.7 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 13 weeks ended April 29, 2006, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2006	3,670,563	$7.82
Granted	498,500	$5.74
Exercised	(7,498)	$5.11
Canceled	(123,218)	$10.68

Outstanding at April 29, 2006	4,038,347	$7.48	5.83	$2,030
Vested and expected to vest in the future at April 29, 2006	3,841,371	$7.58	5.85	$1,908
Exercisable at April 29, 2006	2,093,516	$9.47	5.89	$579

Options vested and expected to vest in the future is comprised of all options outstanding at April 29, 2006, net of estimated forfeitures.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (continued)

Additional information regarding stock options outstanding as of April 29, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of April 29, 2006	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable As of April 29, 2006	Weighted- Average Exercise Price Per Share
$1.77 - $ 5.02	853,000	8.02	$3.50	216,667	$3.15
5.11 - 5.84	1,012,187	4.51	5.70	32,854	5.29
5.92 - 7.33	833,050	5.31	6.46	598,384	6.50
7.34 - 11.76	970,110	5.88	9.94	880,861	9.90
11.79 - 23.02	370,000	5.45	17.37	364,750	17.42

$1.77 - $23.02	4,038,347	5.83	$7.48	2,093,516	$9.47

The weighted-average grant-date fair value of options granted during the 13 weeks ended April 29, 2006, and April 30, 2005, was $2.77 and $2.23, respectively. The total intrinsic value for options exercised during the 13 weeks ended April 29, 2006, and April 30, 2005, was $1,341 and $0, respectively.

Cash received from option exercises under all plans for the 13 weeks ended April 29, 2006, and April 30, 2005, was approximately $0.04 million and none, respectively. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize the deferred income tax assets.

Restricted Common Stock and Performance Shares

Under the 2005 Plan and 2000 Plan, the Company grants selected executives and other key employees restricted common stock and performance share awards whose vesting is generally contingent upon completion of specified service periods and, in certain cases, the Company’s achievement of specified common stock price levels.

During the 13 weeks ended April 29, 2006, and April 30, 2005, the Company granted 132,500 shares and no shares, respectively, of restricted common stock to certain employees under the Plans. Restricted common stock awards generally vest over a period of 3 years. The weighted average grant date fair value of the shares granted during the 13 weeks ended April 29, 2006, was $5.33 per share. The Company recorded approximately $0.5 million and $0.5 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 weeks ended April 29, 2006, and April 30, 2005, respectively.

During the 13 weeks ended April 29, 2006, and April 30, 2005, the Company granted 60,000 and 2,600,000 performance shares, respectively, to certain officers under the 2005 Plan. The weighted average grant date fair value of these performance share grants made during the 13 weeks ended April 29, 2006, and April 30, 2005, was $4.30 per share and $0.81 per share, respectively.

The Company recorded $0.4 million of compensation expense, or $0.01 per basic and diluted share, related to performance shares granted to officers during the 13 weeks ended April 29, 2006. Under the previously applicable accounting standards, the Company was not required to recognize stock compensation expense for performance shares granted to officers until the stock price performance conditions were achieved. Under such methodology, the Company recognized less than $0.1 million of compensation expense related to performance shares granted to officers during the 13 weeks ended April 30, 2005.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (continued)

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares granted to officers for the 13 weeks ended April 29, 2006:

Nonvested Restricted Common Stock and Performance Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 29, 2006	4,329,956	$2.46
Granted	192,500	$5.39
Vested	(1,350,956)	$2.41
Forfeited	(100,000)	$1.39

Nonvested at April 29, 2006	3,071,500	$2.70

The fair value of restricted common stock and performance shares that vested during the 13 weeks ended April 29, 2006, was $7.3 million.

At April 29, 2006, there was $4.4 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $4.1 million relates to restricted common stock and $0.3 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.90 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could potentially change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in its condensed consolidated statements of operations.

Unrecognized compensation expense related to nonvested shares of restricted common stock awards, and a portion of unrecognized compensation expense related to performance shares, was recorded as deferred stock compensation in stockholders’ equity at January 28, 2006. As part of the adoption of SFAS No. 123(R), $5.5 million of deferred stock compensation was reclassified as a component of paid-in capital.

The Company also granted performance shares during fiscal 2005 to Michael Gold, a non-employee consultant to the Company. As discussed further in Note 6, the Company previously accounted for, and continues to account for, these performance shares under previously existing accounting standards for equity instruments issued to other than employees to acquire goods and services.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (continued)

Pro Forma Employee Share-Based Compensation Expense

The Company’s pro forma calculations below are based on the valuation methods discussed above, and forfeitures were recognized as they occurred. If the computed fair values of the awards had been amortized to expense over the vesting period of the above stock-based awards to employees, net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):

13 Weeks Ended April 30, 2005
Net loss:
As reported	$(8,550)
Add:
Stock-based employee compensation included in reported net loss, net of related tax effects	510
Deduct:
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,982)

Pro forma net loss	$(10,022)

Pro forma net loss per share, basic and diluted:
As reported	$(0.23)
Pro forma	(0.27)

NOTE 3 – Store Closures

In December 2004, the Company announced that it would close approximately 150 of its underperforming Wet Seal stores as part of a plan to return the Company to profitability. The Company initially completed its closing of Wet Seal stores pursuant to this plan in March 2005. In connection with this store closure program, the Company recorded charges related to the estimated lease termination costs for the announced store closures and related liquidation fees and expenses, partially offset by benefits related to the write-off of deferred rent associated with these stores.

The following summarizes the store closure reserve activity associated with the above charges for the 13 weeks ended April 29, 2006, and April 30, 2005:

(in thousands)	13 Weeks Ended April 29, 2006	13 Weeks Ended April 30, 2005
Balance at beginning of period	$802	$12,036
(Adjustments)/accruals	(446)	4,890
Refunds/(payments)	5	(7,976)

Balance at end of period	$361	$8,950

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 4 – Senior Credit Facility and Secured Convertible Notes

The Company maintains a $50.0 million senior revolving credit facility, as amended (the “Facility”), with a $50.0 million sub-limit for letters of credit, which matures on May 26, 2007. Under the terms of the Facility, the Company and the subsidiary borrowers are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants restricting their ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores, dispose of their assets, and repurchase stock subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiary borrowers to borrow and request the issuance of letters of credit is also subject to the requirement that the Company and its subsidiary borrowers maintain an excess of the borrowing base over the outstanding credit extensions of not less than the lesser of 15% of such borrowing base or $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if elected, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 2.00%. The applicable LIBOR margin is based on the level of “Excess Availability” as defined under the Facility at the time of election, and was 1.25% as of April 29, 2006. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and the applicable LIBOR margin less 0.5% for documentary letters of credit.

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

At April 29, 2006, the amount outstanding under the Facility consisted of $8.8 million in open documentary letters of credit related to merchandise purchases and $6.9 million in outstanding standby letters of credit. At April 29, 2006, the Company had $34.3 million available for cash advances and/or the issuance of additional letters of credit.

On November 9, 2004, as amended on December 13, 2004, the Company entered into a Securities Purchase Agreement (the “Financing”) with certain investors (the “Investors”) to issue and sell $56.0 million of its new secured convertible notes (the “Notes”) and to issue four series of warrants (the “Warrants”) to acquire up to 14.9 million shares of the Company’s Class A common stock. On January 14, 2005, after receipt of shareholder approval on January 10, 2005, the Company completed these transactions with the Investors and certain other parties.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 4 – Senior Credit Facility and Secured Convertible Notes (continued)

In accordance with accounting guidelines established in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair values of the Warrants issued and the beneficial conversion feature of the Notes. Fair value was first determined for the Warrants using the Black-Scholes option pricing model. The Warrants were allocated a value of $14.4 million and reduced the face value of the Notes and increased paid-in capital using a method that approximates the relative fair value method. Based on the reduced value of the Notes and their convertibility into 37,333,333 shares of Class A common stock, the effective conversion price was determined and compared to the market price of Class A common stock on the commitment date (January 11, 2005), the difference representing the beneficial conversion feature on a per share basis. The face value of the Notes was further reduced by $30.1 million, the value allocated to the beneficial conversion feature, and paid-in capital was increased.

Additionally, the Notes contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require the Company to redeem all or a portion of the Notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of the Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. The Company accounts for this derivative at fair value on the consolidated balance sheets within other long-term liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The face value of the Notes was reduced by $0.5 million to record this liability. The Company determines the fair value of this derivative financial instrument each fiscal quarter using both the Black-Scholes model and Monte-Carlo simulation. Such models are complex and require significant judgments in the estimation of fair values in the absence of quoted market prices. Changes in the fair market value of the derivative liability are recognized in the statements of operations within interest expense. During the 13 weeks ended April 29, 2006, there was a $0.3 million decrease in the fair value of the embedded derivative, which the Company recognized as a decrease to the carrying value of the derivative liability and a credit to interest expense in the condensed consolidated statements of operations.

The resulting discount to the Notes is amortized under the interest method over the 7-year life of the Notes and charged to interest expense. The Notes have a yield to maturity of 27.1%. For the 13 weeks ended April 29, 2006, and April 30, 2005, the Company recognized $0.3 million and no interest expense, respectively, not including accelerated charges upon conversions (see below), for discount amortization.

During the 13 weeks ended April 29, 2006, investors converted $22.5 million of the Notes into 14,994,982 shares of Class A common stock. As a result of these conversions, the Company recorded net non-cash interest charges of $18.1 million during the period to write-off a ratable portion of unamortized debt discount, deferred financing costs and accrued interest associated with the Notes. Investors also exercised portions of outstanding Warrants during the 13 weeks ended April 29, 2006, resulting in issuance of 855,000 shares of Class A common stock in exchange for $2.1 million of proceeds to the Company.

The Facility ranks senior in right of payment to the Notes. At April 29, 2006, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

NOTE 5 – Convertible Preferred Stock and Common Stock Warrants

On April 29, 2005, the Company signed a Securities Purchase Agreement and a related Registration Rights Agreement with several investors that participated in the Company’s Notes financing. Pursuant to the Securities Purchase Agreement, on May 3, 2005, the Company issued to the investors 24,600 shares of Series C Convertible Preferred Stock (the “Preferred Stock”), for an aggregate purchase price of $24.6 million. The Company received approximately $19.1 million in net proceeds (including the exercise a portion of the Warrants and after the retirement of the Bridge Financing) before transaction costs. The Preferred Stock is convertible into 8.2 million shares of Class A common stock, reflecting an initial $3.00 per share conversion price. The effective conversion price assigned to the Preferred Stock was lower than the fair value of the common stock on the commitment date, creating a beneficial conversion feature. The Preferred Stock is not entitled to any special dividend payments, mandatory redemption or special voting rights. The Preferred Stock has customary weighted-average anti-dilution protection for future stock issuances below the applicable per share conversion price.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 5 – Convertible Preferred Stock and Common Stock Warrants (continued)

The Company also issued new warrants, which expire on November 3, 2010, to purchase up to 7.5 million shares of Class A common stock. These warrants have anti-dilution protection for stock splits, stock dividends, distributions and similar transactions.

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

In accordance with the provisions of EITF Issue No. 03-6, the Company includes the shares issuable upon conversion of the Preferred Stock in its calculations of basic and diluted earnings per share to the extent such inclusion would be dilutive. Because the effect would have been anti-dilutive in the 13 weeks ended April 29, 2006, the Company did not include such shares in its calculations of basic and diluted earnings per share for such period.

During the 13 weeks ended April 29, 2006, investors in the Preferred Stock converted $0.2 million of Preferred Stock into 73,000 shares of Class A common stock, resulting in $9.4 million of Preferred Stock remaining outstanding as of April 29, 2006.

NOTE 6 – Consulting Agreement with Michael Gold

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

Under the terms of the consulting agreement, the Company will pay Mr. Gold $0.1 million per month from July 2005 through January 2007. The Company recorded $0.3 million of consulting expense within general and administrative expenses in its condensed consolidated statements of operations during the 13 weeks ended April 29, 2006, to recognize Mr. Gold’s cash compensation.

The stock award agreement included an immediate grant of 2.0 million restricted shares, for which expense was fully recognized during the second quarter of fiscal 2005, and an award of two tranches of performance shares (the “Performance Shares”) of 1.75 million shares each. The Company accounts for these stock awards in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods and Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”

Tranche one (“Tranche One”) of the Performance Shares was scheduled to vest as follows: 350,000 shares were to vest if, at any time after January 1, 2006 and before January 1, 2008, the trailing 20-day weighted average closing price of the Company’s Class A common stock, or the “20-day Average Price,” equaled or exceeded $3.50 per share; an additional 350,000 shares were to vest (until Tranche One is 100% vested) each time the 20-day Average Price during the vesting period equaled or exceeded $4.00, $4.50, $5.00 and $5.50 per share, respectively. Tranche two (“Tranche Two”) of the Performance Shares vests as follows: 350,000 shares vest if, at any time after January 1, 2007 and before January 1, 2008, the 20-day Average Price equals or exceeds $6.00 per share; an additional 350,000 shares vest (until Tranche Two is 100% vested) each time the 20-day Average Price during the vesting period equals or exceeds $6.50, $7.00, $7.50 and $8.00 per share, respectively. In addition, the Tranche Two Performance Shares to be otherwise earned in calendar year 2007 can vest

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 6 – Consulting Agreement with Michael Gold (continued)

earlier if sales of the Company’s Wet Seal concept average $350 per square foot for any trailing 12-month period and an agreed-upon merchandise margin is maintained.

During the 13-week period ended April 29, 2006, all Tranche One Performance Shares vested as a result of the Company’s achievement of the required 20-day Average Price levels. As a result, the Company recorded $2.9 million of non-cash consulting expense within selling, general and administrative expenses for Tranche One Performance Shares during the 13-week period ended April 29, 2006. When combined with non-cash consulting expenses recorded during fiscal 2005 with respect to this tranche, such charge resulted in total non-cash stock compensation for Tranche One of $9.4 million, which is equal to the number of shares vested multiplied by the Company’s respective closing Class A common stock prices on the respective vesting dates for each block of 350,000 shares.

The Company also recorded $1.2 million of non-cash consulting expense within selling, general and administrative expenses during the 13-week period ended April 29, 2006, with respect to the Tranche Two Performance Shares. When combined with non-cash consulting expenses recorded during fiscal 2005 with respect to this tranche, such charge resulted in non-cash stock compensation to date for Tranche Two of $3.6 million. The Company will continue to recognize consulting expenses for the fair value of the Tranche Two Performance Shares for each reporting period through January 2007 based on the then fair value of the Performance Shares and the time elapsed during such reporting period relative to the term of Mr. Gold’s consulting agreement. Assuming the Tranche Two Performance Shares vest on or prior to the consulting agreement end date, the total expense recognized for such shares would equal the number of shares vested multiplied by the Company’s respective closing common stock prices on the respective vesting dates for each block of 350,000 shares. However, if any or all of the Tranche Two Performance Shares have not yet vested at the end of the contract period, then the total expense recognized for those shares not vested would be based on the fair value of such shares as of the end of the contract period, including consideration of the probability that such shares will vest between February 2007 and December 2007. Accordingly, the timing and amount of consulting expenses associated with the Tranche Two Performance Shares may continue to fluctuate significantly depending upon changes in the Company’s Class A common stock price and the probability of vesting.

The Company’s calculations for determining fair value of the Tranche Two Performance Shares as of April 29, 2006, were made using a combination of the Black-Scholes option-pricing model and Monte-Carlo simulation. The Company used the following assumptions in the application of these valuation methods:

Dividend Yield	0.00%
Expected Volatility	65.00%
Risk-Free Interest Rate	4.88%
Expected Life of Performance Shares (in Years)	1.7

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 7 – Net Loss Per Share

The computations of diluted loss per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock as of April 29, 2006, and April 30, 2005, respectively, because their effect would have been anti-dilutive:

	April 29, 2006	April 30, 2005
Stock options outstanding	4,038,347	3,809,723
Nonvested restricted stock awards	4,821,500	4,961,628
Stock issuable upon conversion of secured convertible notes	15,394,718	37,333,333
Stock issuable upon conversion of preferred stock	3,147,000	—
Stock issuable upon exercise of warrants -
June 2004 warrants	2,109,275	2,109,275
Series A warrants	—	2,300,000
Series B warrants	1,848,324	3,400,000
Series C warrants	3,849,107	4,500,000
Series D warrants	4,607,678	4,700,000
Series E warrants	7,486,607	—

Total	47,302,556	63,113,959

Based upon the respective exercise prices and number of outstanding warrants, exercise of all such warrants via cash payment by the warrant holders as of April 29, 2006, and April 30, 2005, would have resulted in proceeds to the Company of $65.4 million and $47.3 million, respectively. However, the warrant holders may also exercise the warrants via “cashless exercise,” as defined in the associated warrant agreements, in which case the Company would receive no cash proceeds upon exercise in exchange for the issuance by the Company of fewer shares of Class A common stock.

NOTE 8 – Commitments and Contingencies

Between August 26, 2004, and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”) on behalf of persons who purchased the Company’s common stock between January 7, 2003, and August 19, 2004. The Company and certain of its present and former directors and executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including the Company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal concept and return that concept to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, the plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. The Company filed a motion to dismiss the amended complaint on January 25, 2006, and a court hearing is scheduled for June 12, 2006. There can be no assurance that this litigation will be resolved in a favorable manner. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at April 29, 2006.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 8 – Commitments and Contingencies (continued)

On February 8, 2005, the Company announced that the SEC had commenced an informal, non-public inquiry regarding the Company. The Company indicated that the SEC’s inquiry generally related to the events and announcements regarding the Company’s 2004 second quarter earnings and the sale of Company stock by La Senza Corporation and its affiliates during 2004. The SEC has advised the Company that on April 19, 2005, it issued a formal order of investigation in connection with its review of matters relating to the Company. Consistent with the previous announcements, the Company intends to cooperate fully with the SEC’s inquiry. To date, the Company has complied with the SEC’s requests by providing them relevant documentation and written responses to their questions. It is too soon to determine, and the Company is unable to predict, the likely outcome in this matter and whether such outcome will have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 29, 2006.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment of any of the pending litigation, the Company has insurance coverage to cover a portion of such losses. As of April 29, 2006, the Company was not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

NOTE 9 – Treasury Stock

During the 13 weeks ended April 29, 2006, the Company’s Board of Directors approved the withholding by the Company of 500,000 performance shares of its Class A Common Stock granted to its Chief Executive Officer pursuant to a Performance Shares Award Agreement, dated as of February 1, 2005, between the Company and its Chief Executive Officer, and the Company’s making of a one-time payment to the applicable taxing agencies, on behalf of the Chief Executive Officer, in the amount of $2,675,000, which amount (a) represents the withholding tax obligation of the Chief Executive Officer in connection with the vesting of certain performance shares of Class A Common Stock held by the Chief Executive Officer and (b) is in consideration of the withholding from the Chief Executive Officer by the Company of 500,000 of such vested performance shares of its Class A Common Stock held by the Chief Executive Officer. The average price paid per share was $5.35, which was the closing price per share of the Company’s Class A Common Stock on March 1, 2006. Such withheld shares are reflected as treasury stock, at the repurchase cost, in the condensed consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for women. We are a Delaware corporation that operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B” At April 29, 2006, we had 401 retail stores in 46 states, Puerto Rico and Washington D.C. Of the 401 stores, there were 309 locations within the Wet Seal chain and 92 Arden B locations.

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales— Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. Comparable store sales results are important in achieving operating leverage on certain expenses such as store payroll, store occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

Transaction counts— We consider the trend in the number of sales transactions occurring in our stores to be a key performance metric. To the extent we are able to increase transaction counts in our stores that more than offsets any decrease in the average dollar sale per transaction, we will generate increases in our comparable store sales.

Gross margins— We analyze the components of gross margin, specifically initial markups and markdowns, buying costs, planning and allocation costs, distribution costs, and store occupancy costs, as a percentage of net sales. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or an inability to generate sufficient sales leverage on other components of cost of sales could have an adverse impact on our gross margin results and results of operations.

Operating income (loss)— We view operating income (loss) as a key indicator of our success. The key drivers of operating income (loss) are comparable store sales, gross margins, and our ability to control operating costs.

Cash flow and liquidity (working capital)—We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. We expect that our cash on hand and cash flows from operations will be sufficient to finance operations without borrowing under our senior credit facility for at least the next twelve months.

Store Formats

Wet Seal. Founded in 1962, Wet Seal targets the fashion-conscious junior customer by providing a balance of moderately priced fashionable brand name and company-developed apparel and accessories. While Wet Seal targets fashion-forward teens, we believe that Wet Seal’s core customer is between the ages of 17 and 25 years old. Wet Seal stores average approximately 4,000 square feet in size. As of April 29, 2006, we operated 309 Wet Seal stores.

Arden B. In fiscal 1998, we opened our first Arden B store. Arden B delivers a feminine, contemporary, sophisticated wardrobe of branded fashion separates and accessories for every facet of the customer’s lifestyle, from everyday to special occasion, by offering unique, high quality, European-inspired designs, predominantly under the “Arden B” brand name. Arden B stores average approximately 3,200 square feet in size. As of April 29, 2006, we operated 92 Arden B stores.

Internet Operations. In addition to our store locations, we established Wet Seal online, a web-based store located at www.wetseal.com, offering Wet Seal merchandise to customers over the Internet. The online store was designed as an extension of the in-store experience, and offers a wide selection of our merchandise. We expanded our online concept in 2002 with the launch of www.ardenb.com, offering Arden B apparel and accessories comparable to those carried in the stores.

Current Trends and Outlook

In January 2005, we initiated a new strategy for our Wet Seal stores, which, among other things, consisted of lower retail prices, a broader assortment of fashion-right merchandise and more frequent delivery of fresh merchandise. With the introduction of this strategy, we experienced consolidated comparable store sales growth of 44.7% in fiscal 2005. During the 13 weeks ended April 29, 2006, we experienced a continuation of this trend, with comparable sales growth of 20.0%. This comparable store sales trend has resulted primarily from increased transaction counts and the number of items purchased per customer, partially offset by a decrease in average retail price per item sold. During the four weeks ended May 27, 2006, we experienced an 8.3% decline in comparable store sales, our first such decline since fiscal 2004, primarily as a result of a difficult comparison to the prior year’s comparable fiscal month and an inventory shortage in fashion tops and dresses at our Wet Seal stores. We expect a mid single-digit comparable store sales decline in June 2006 as well, due also to the inventory shortage and a difficult prior year comparable fiscal month, and currently anticipate a mid single-digit comparable store sales increase for all of fiscal 2006.

Gross margin expanded to 37.4% of sales during the 13 weeks ended April 29, 2006, versus 31.4% for the 13 weeks ended April 30, 2005, driven by the positive effect of higher merchandise margins, benefits of sales leverage on occupancy, buying and distribution costs, and a $2.3 million benefit to reduce our deferred sales balance upon modification of our Arden B customer loyalty program. Our current operating performance trend and financing transactions completed in fiscal 2004 and 2005 have resulted in increased liquidity and, in turn, improved our current credit standing with suppliers, which may further improve our liquidity. However, we cannot assure that we will not experience future declines in comparable store sales. If our comparable store sales drop significantly, this could impact our operating cash flow and we may be forced to seek alternatives to address cash constraints, including seeking additional debt and/or equity financing.

Store Openings and Closures

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We completed closure of Wet Seal stores pursuant to this program in March 2005. During the 13 weeks ended April 29, 2006, and the 13 weeks ended April 30, 2005, respectively, we took a reduction in charges of $0.4 million and a net charge of $5.2 million related to that program.

In addition to the stores in the store closure program, during fiscal 2005, we also closed an additional nine Wet Seal stores, of which one was due to lease expiration, and closed five Arden B stores, which were all due to lease expirations. During the 13 weeks ended April 29, 2006, we opened two Wet Seal stores and closed one Wet Seal store. We believe future closures for at least the next twelve months will primarily be the result of lease expirations where we decide not to extend, or are unable to extend, a store lease.

With the improvements in our operating results driven by the new Wet Seal strategy implemented in fiscal 2005, we believe we are in the position to grow our store base, and we expect to open 20 to 25 new Wet Seal and/or Arden B stores, net of closures, during fiscal 2006.

Credit Extensions

Due to our financial results through fiscal 2004, we experienced a tight credit environment. Credit extended to us by vendors, factors, and others for merchandise and services was extremely limited. This credit tightening required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. The lack of credit created a considerable need for working capital. Our improving trends in sales and operating results, and fiscal 2004 and 2005 financing transactions, have significantly improved our cash position and liquidity profile. As a result, we obtained longer credit terms, while retaining our existing purchase discount arrangements, with several vendors for merchandise orders place in April 2006 and thereafter. We expect to begin experiencing benefits of such longer vendor credit terms during the second quarter of fiscal 2006. During fiscal 2006, we have also been able to eliminate $10.0 million of letters of credit previously issued outside the normal course of business for the benefit of vendor factors.

Michael Gold

Since late 2004, Michael Gold has assisted our company with merchandising initiatives for our Wet Seal concept. On July 6, 2005, we entered into a consulting agreement and an associated stock award agreement with Mr. Gold to compensate him for his part in our sales turn-around and to provide incentives for his future assistance in achieving our return to profitability. Mr. Gold’s consulting agreement extends through January 31, 2007.

Under the terms of the consulting agreement, the Company will pay Mr. Gold $0.1 million per month from July 2005 through January 2007. We recorded $0.3 million of consulting expense within selling, general and administrative expenses in our condensed consolidated statements of operations during the 13 weeks ended April 29, 2006, to recognize Mr. Gold’s cash compensation.

Under the terms of the stock award agreement, we awarded Mr. Gold 2.0 million shares of non-forfeitable restricted stock, for which we fully recognized all expense during the second quarter of fiscal 2005, and two tranches of performance shares, the “Performance Shares,” of 1.75 million shares each. The Performance Shares vest upon our achievement of certain common stock market price levels as specified in the stock award agreement. The second tranche of performance shares may also vest upon our achievement of certain sales and gross margin levels, also as specified in the stock award agreement. During the 13 weeks ended April 29, 2006, the entire first tranche of the Performance Shares had vested due to our achievement of the specified common stock market price levels pertaining thereto.

As more fully described in Note 6 of Notes to Condensed Consolidated Financial Statements, we recorded $4.1 million of non-cash consulting expense within selling, general and administrative expenses during the 13 weeks ended April 29, 2006, based on the full vesting of the first tranche, the consulting agreement period elapsed and the fair value of the Performance Shares, which included consideration of vesting probability for the second tranche as of April 29, 2006. Prospectively, the second tranche of Performance Shares will continue to be accounted for on a variable basis, whereby quarterly charges through the remainder of the consulting agreement period will be based upon the then fair value of the Performance Shares, which could have a significant impact on our results of operations.

Stock-Based Compensation

Effective January 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The adoption of SFAS No. 123(R) resulted in the recognition of incremental compensation expense of $0.6 million related to stock options and $0.4 million related to employee performance shares during the 13 weeks ended April 29, 2006.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations, including the performance granted shares to Michael Gold as discussed above:

(in thousands)	13 Weeks Ended April 29, 2006	13 Weeks Ended April 30, 2005
Cost of sales	$213	$—
Selling, general and administrative	5,422	510

Stock-based compensation	$5,635	$510

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our condensed consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our condensed consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, impairment of goodwill, stock-based compensation, recovery of deferred income taxes, and insurance reserves.

Revenue Recognition

Sales are recognized upon purchase by customers at our retail store locations. For online sales, revenue is recognized at the estimated time goods are received by customers. Additionally, shipping and handling fees billed to customers are classified as revenue. Online customers typically receive goods within five to seven days of being shipped. We have recorded accruals to estimate sales returns by customers based on historical sales return results. A customer may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact sales.

We recognize the sales from gift cards and gift certificates and the issuance of store credits as they are redeemed.

Through our Wet Seal concept, we have a Frequent Buyer program that entitles the customer to receive a 10% to 20% discount on all purchases made during the twelve-month program period. The revenue from the annual membership fee of $20.00 is non-refundable. Membership fee revenue is recognized on a straight-line basis over the twelve-month membership period, which approximates the spending pattern under the program. Discounts received by customers on purchases using the Frequent Buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $8.0 million and $7.0 million at April 29, 2006 and January 28, 2006, respectively.

We introduced a customer loyalty program in our Arden B concept in August 2004. Under the program, customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed at any time for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales as points are accumulated by the customer.

In April 2006, we modified the terms of this customer loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, we also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either two or twelve months from the program change date depending on the customer profile. Based on these modifications to the program and the award redemption history to date, during the 13 weeks ended April 29, 2006, we decreased by $2.3 million our estimated accrual for ultimate redemptions of currently outstanding awards and program points. This decrease was recorded as an increase to net sales and a decrease to accrued liabilities.

The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $3.9 million and $6.2 million at April 29, 2006, and January 28, 2006, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record further adjustments to the unearned revenue accrual, which would affect net sales.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Cost is calculated using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value, and then is converted to a cost basis by applying an average cost factor that represents the average cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis for the 13 weeks ended April 29, 2006, and April 30, 2005, were $10.6 million and $8.8 million, respectively, and represented 8.4% and 8.5% of sales, respectively.

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

Long-lived Assets

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on undiscounted estimated future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted estimated future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair value determined using the best information available, generally the discounted estimated future cash flows of the assets using a rate that approximates our weighted-average cost of capital.

No less frequently than quarterly, we assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. We concluded that there were no such events or changes in circumstances during the 13 weeks ended April 29, 2006, and April 30, 2005.

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

Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually as of the end of the fiscal year, and also on an interim basis if an event or circumstance indicates that it is more likely than not impairment may have occurred. The impairment, if any, is measured based on the estimated fair value of a reporting unit. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other retail businesses. Impairment occurs when the carrying amount of the goodwill exceeds its estimated fair value.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of our goodwill may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. As of April 29, 2006, goodwill was $6.0 million, of which the entire amount is directly associated with the Arden B concept.

Stock-Based Compensation

Effective January 29, 2006, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in our condensed consolidated statements of operations, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant.

We adopted SFAS No. 123(R) using the modified prospective application method. Under this method, compensation expense recognized includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R), and (b) compensation expense for all share-based awards granted subsequent to January 28, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective application method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R).

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in FAS 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and condensed consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123(R).

We also apply the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods and Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” for stock-based compensation to other than employees.

The application of these accounting standards may require initial valuations and periodic re-valuations of the equity instruments we have issued as stock-based compensation. These initial valuations and re-valuations may require consideration of our then common stock price and estimates that include future common stock price volatility, risk-free interest rates, anticipated annual dividends and estimated award forfeiture rates. If our common stock price fluctuates or the assumptions we use to value such equity instruments change, we may record charges or credits, which may be significant, to increase or decrease the amount of expense recognized for stock-based compensation.

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and our historical operating performance, management concluded that it was more likely than not that we would not realize our net deferred tax assets. As a result of this conclusion, at that time we established a tax valuation allowance to reduce our net deferred tax assets to zero. In addition, we have discontinued recognizing income tax benefits for deferred income tax assets in the condensed consolidated statements of operations until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets.

We estimate we have approximately $61.8 million of federal net operating loss carryforwards available to offset taxable income in fiscal 2006. However, we believe we will generate income on a federal alternative minimum tax basis in fiscal 2006, which would result in alternative minimum taxes payable, of which only 90% may be offset by alternative minimum tax net operating loss carryforwards. In addition, we believe varying state laws with respect to net operating loss carryforward utilization may result in lower limits, or an inability to utilize loss carryforwards in some states altogether, which could result in us incurring additional state income taxes. Based on the above factors, we currently estimate our effective tax rate for fiscal 2006, as a percentage of income before provision for income taxes, will be approximately 4% to 5%. However, we did not record a current income tax benefit at the effective rate on our loss before benefit for income taxes for the 13 weeks ended April 29, 2006, because we have not yet demonstrated a recent history of profitability to create an expectation that such tax benefit is expected to be realized during the year.

Insurance Reserves

We are partially self-insured for our worker’s compensation and group health plans. Under the workers’ compensation insurance program, we are liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.5 million. Under our group health plan, we are liable for a deductible of $0.15 million for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to the number of participants in the plan each month. For both of the insurance plans, we record a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. We will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause us to revise our estimate of potential losses and affect our reported results.

New Accounting Pronouncements

Information regarding new accounting pronouncements is contained in Note 1 of Notes to Condensed Consolidated Financial Statements herein.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales 13 Weeks Ended
	April 29, 2006	April 30, 2005
Net sales	100.0%	100.0%
Cost of sales	62.6	68.6

Gross margin	37.4	31.4
Selling, general and administrative expenses	34.1	32.9
Store closure (adjustments) costs	(0.3)	5.0

Operating income (loss)	3.6	(6.5)
Interest expense, net	(14.5)	(1.7)

Loss before benefit for income taxes	(10.9)	(8.2)
Benefit for income taxes	0.0	—

Net loss	(10.9)	(8.2)

Thirteen Weeks Ended April 29, 2006, Compared to Thirteen Weeks Ended April 30, 2005

Net sales

(in millions)

	13 Weeks Ended April 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2005
Net Sales	$125.1	$21.3	20.5%	$103.8
Comparable store sales increase			20.0%

Net sales for the 13 weeks ended April 29, 2006, increased as a result of significant growth in comparable store sales.

•	Comparable store sales increased 20.0% as a result of a 32.1% increase in transaction counts per store, partially offset by a 7.6% decrease in average dollar sale. The decrease in average dollar sale resulted from a decrease in our average unit retail, driven by the continuation of our new merchandising strategy in our Wet Seal stores, partially offset by an increase in units per customer.

•	Modification of the terms of our Arden B customer loyalty program, resulting in recognition of sales previously deferred of $2.3 million.

Cost of sales

(in millions)

	13 Weeks Ended April 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2005
Cost of sales	$78.4	$7.1	10.0%	$71.3
Percent of net sales	62.6%		(6.0%)	68.6%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, inspection costs, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales increased in dollars, and decreased as a percent to sales, due to:

•	The 20.5% increase in net sales;

•	The positive effect of sales leverage on occupancy, buying, and distribution costs;

•	Modification of the terms of our Arden B customer loyalty program, resulting in recognition of sales previously deferred of $2.3 million with no corresponding charge to cost of sales; and

•	Improvement in merchandise margin due to an increase in initial markup rates.

Selling, general and administrative expenses (SG&A)

(in millions)

	13 Weeks Ended April 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2005
Selling, general and administrative expenses	$42.7	$8.5	24.9%	$34.2
Percent of net sales	34.1%		1.2%	32.9%

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

Selling expenses increased approximately $3.2 million over last year. As a percentage of sales, selling expenses were 22.8%, or 1.7 points lower, as a percentage of sales, than a year ago. The increase in store operating expenses from last year, in dollars, was primarily due to an increase in payroll and benefits costs as a result of increased sales, an increase in spending for advertising, which included store promotions, photo shoots and publication placements, increased store supply costs and an increase in credit card and other banking fees due to our sales growth. The decrease in selling expenses as a percentage of sales was primarily due to benefits on store labor from a program to better control these costs and leverage benefits from the comparable store sales increase.

General and administrative expenses increased approximately $5.3 million over the prior year to $14.1 million. As a percentage of sales, general and administrative expenses were 11.3%, or 2.8 points higher, as a percentage of sales, than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•	$4.1 million in non-cash stock compensation charges and $0.3 million in cash charges incurred under the terms of the consulting and stock award agreements we executed with Michael Gold in July 2005;

•	$0.8 million in non-cash stock compensation expense for employee performance shares and stock options as a result of our adoption of SFAS 123(R), “Share-Based Payment,” as of the beginning of fiscal 2006;

•	$0.7 million in severance charges related to a former executive;

•	A $0.5 million increase in corporate payroll and benefits costs due to hirings for several previously open and new positions; and;

Partially offset by the following decreases:

•	A $0.5 million decrease in legal fees, due primarily to a decrease in the amount of legal charges associated with our class action litigation initiated in fiscal 2004 and SEC investigation initiated in fiscal 2005; and

•	$0.4 million in severance charges related to a former executive.

Store closure (adjustments) costs

(in millions)

	13 Weeks Ended April 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2005
Store closure (adjustments) costs	($0.4)	($5.6)	(108.7%)	$5.2
Percent of net sales	(0.3%)		(5.3%)	5.0%

As a result of decreases in estimated costs for lease terminations, during the 13 weeks ended April 29, 2006, we recognized a $0.4 million credit to store closure costs.

Interest expense, net

(in millions)

	13 Weeks Ended April 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2005
Interest expense, net	$18.2	$16.4	930.1%	$1.8
Percent of net sales	14.5%		12.8%	1.7%

We incurred interest expense, net, of $18.2 million in the 13 weeks ended April 29, 2006, comprised of:

•	Interest expense of $0.2 million under our senior credit facility, or the Facility, for our $8.0 million term loan, which incurred interest at prime plus 7%, plus related Facility, appraisal and amendment fees;

•	Non-cash interest expense of $0.2 million to write-off unamortized deferred financing costs and cash interest expense of $0.1 million for a prepayment penalty upon our repayment of the $8.0 million term loan in March 2006;

•	A net write-off of $18.1 million of unamortized debt discount, deferred financing costs and accrued interest upon investor conversions into Class A common stock of $22.5 million of our secured convertible notes;

•	Non-cash interest expense of $0.7 million with respect to our secured convertible notes comprised of annual interest at 3.76%, which we have elected to add to principal, and discount amortization;

•	Amortization of deferred financing costs of $0.2 million associated with the placement of the Facility, term loan and secured convertible notes.

•	A non-cash credit of $0.3 million to interest expense to recognize the decrease in market value during the period of a derivative liability resulting from a “change in control” put option held by the investors in our secured convertible notes; and

•	Interest income of $1.0 million from investment of cash.

In the 13 weeks ended April 30, 2005, we incurred interest expense, net, of $1.8 million, comprised of $0.3 million associated with the Facility and the term loan thereunder, $1.0 million of interest expense on our $10.0 million bridge loan, $0.5 million of interest on our secured convertible notes, $0.3 million of deferred financing cost amortization, and $0.1 million of appraisal and amendment fees related to the Facility, partially offset by $0.4 million of interest income from investment of cash.

Benefit for income taxes

(in millions)

	13 Weeks Ended April 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2005
Benefit for income taxes	$0.0	$0.0	N/A	$—

We ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning with our second quarter of fiscal 2004. We did not recognize income tax benefits for deferred tax assets related to net operating losses generated during the 13-week period ended April 29, 2006, as we continue to believe it to be more likely than not that we will not generate sufficient taxable income to realize these deferred tax assets. We currently estimate an effective tax rate of approximately 4% to 5% for fiscal 2006. However, we did not recognize a current income tax benefit for the 13 weeks ended April 29, 2006, because we have not yet demonstrated a recent history of profitability to create an expectation that such tax benefit is expected to be realized during the year. During the 13-week period ended April 29, 2006, we generated a nominal income tax benefit pertaining to past income tax audit matters.

Liquidity and Capital Resources

Net cash provided by operating activities was $0.5 million for the 13 weeks ended April 29, 2006, compared to net cash used in operating activities of $22.9 million for the same period last year. For the 13 weeks ended April 29, 2006, operating cash flows were directly impacted by net non-cash items (primarily stock compensation expense, depreciation and amortization, and amortization of debt discount and deferred financing costs) of $27.0 million, partially offset by our net loss of $13.7 million, an increase in merchandise inventories, net of merchandise accounts payable, of $9.2 million, and a use of cash from changes in other operating assets and liabilities of $3.6 million. During the 13 weeks ended April 29, 2006, merchandise accounts payable decreased despite an increase in merchandise inventories due to fluctuations in payment timing and our maintenance of substantially consistent payment terms with vendors during the period. As discussed earlier herein at “Current Trends and Outlook – Credit Extensions,” we obtained longer credit terms, while retaining our existing purchase discount arrangements, with several vendors for merchandise orders placed in April 2006 and thereafter. We expect to begin experiencing benefits of such longer vendor credit terms during the second quarter of fiscal 2006.

For the 13 weeks ended April 29, 2006, net cash used in investing activities of $1.3 million was comprised of capital expenditures. Capital expenditures for the period were primarily for store relocations and remodeling for our Wet Seal concept and for various information technology projects. We estimate that, in fiscal 2006, capital expenditures will be approximately $15.0 million to $17.0 million, primarily for the construction of 20 to 25 new stores and remodeling of existing stores.

For the 13 weeks ended April 29, 2006, net cash used in financing activities was $8.6 million, comprised primarily of the repayment of our $8.0 million term loan and common stock repurchases of $2.7 million, partially offset by $2.1 million in proceeds from investor exercises of common stock warrants.

Total cash and cash equivalents at April 29, 2006, was $87.5 million, compared to $96.8 million at January 28, 2006. Our working capital at April 29, 2006, increased to $70.8 million from $68.9 million at January 28, 2006, due primarily to our increase in merchandise inventories and our decrease in merchandise accounts payable and accrued liabilities, partially offset by our decrease in cash during the 13 weeks ended April 29, 2006.

As of April 29, 2006, we had a $50.0 million senior secured revolving credit facility (the “Facility”) consisting of a $50.0 million revolving line of credit with a $50.0 million sub-limit for letters of credit. Additional information regarding the Facility is contained in Note 4, “Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes,” of the Notes to Condensed Consolidated Financial Statements.

At April 29, 2006, the amount outstanding under the Facility consisted of $8.8 million in open documentary letters of credit related to merchandise purchases and $6.9 million in standby letters of credit. At April 29, 2006, we had $34.3 million available for cash advances and/or for the issuance of additional letters of credit. Our ability to borrow and request the issuance of letters of credit is also subject to the requirement that we maintain an excess of our borrowing base over the outstanding credit extensions of not less than the lesser of 15% of such borrowing base or $5.0 million. At April 29, 2006, we were in compliance with all covenant requirements related to the Facility.

In light of our improvement in operating results during fiscal 2005, continuation thereof during the 13 weeks ended April 29, 2006, and our cash position of $87.5 million at April 29, 2006, we believe we will have sufficient cash to meet our operating and capital requirements for the next twelve months. However, we cannot assure that we will not experience future declines in operating results.

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

Statement Regarding Forward-Looking Disclosure

Certain sections of this Quarterly Report on Form 10-Q, including the preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations or beliefs concerning future events.

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

Actual events and results may differ from those expressed in any forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors,” within our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At April 29, 2006, no borrowings were outstanding under the Facility. As of April 29, 2006, we are not a party to any derivative financial instruments, except as discussed in “Market Risk – Change in Value of our Common Stock” immediately below.

Market Risk—Change in Value of our Common Stock

Our secured convertible notes (see Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q) contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require us to redeem all or a portion of the notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of our Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. We account for this derivative at fair value on the condensed consolidated balance sheets within other long-term liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determine the fair value of the derivative instrument each period using a combination of the Black-Scholes model and the Monte-Carlo simulation model. Such models are complex and require significant judgments in the estimation of fair values in the absence of quoted market prices. Changes in the fair market value of the derivative liability are recognized in earnings.

In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in our common stock price and risk-free interest rates could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in our condensed consolidated statements of operations. During the 13 weeks ended April 29, 2006, there was a $0.3 million decrease in the fair value of this derivative, which we recognized as a decrease to the carrying value of the derivative liability and a reduction of interest expense in the condensed consolidated statements of operations.

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 29, 2006, no significant changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Between August 26, 2004, and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California, or the Court, on behalf of persons who purchased our common stock between January 7, 2003, and August 19, 2004. We and certain of our former directors and executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, we failed to disclose and misrepresented material adverse facts that were known to us or disregarded by us. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that we violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning our prospects to stem ongoing losses in our Wet Seal concept and return that business to profitability. The consolidated complaint also alleges that our former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of our common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. We filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against us in the lawsuit. However, plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. We filed a motion to dismiss the amended complaint on January 25, 2006, and a court hearing is scheduled for June 12, 2006. There can be no assurance that this litigation will be resolved in a favorable manner. We are vigorously defending this litigation and are unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at April 29, 2006.

On February 8, 2005, we announced that the Securities and Exchange Commission (the “Commission”) had commenced an informal, non-public inquiry regarding our company. We indicated that the Commission’s inquiry generally related to the events and announcements regarding our 2004 second quarter earnings and the sale of our stock by La Senza Corporation and its affiliates during 2004. The Commission has advised us that on April 19, 2005, it issued a formal order of investigation in connection with its review of matters relating to our company. Consistent with the previous announcements, we intend to cooperate fully with the Commission’s inquiry. To date, we have complied with the Commission’s requests by providing to them relevant documentation and written responses to their questions. It is too soon to determine, and we are unable to predict, the likely outcome in this matter and whether such outcome will have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at April 29, 2006.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment of any of the pending litigation, we are adequately covered by insurance. As of April 29, 2006, we were not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 28, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 29, 2006 to February 28, 2006	—	—	—	—
March 1, 2006 to March 31, 2006	500,000	$5.35	—	—
April 1, 2006 to April 29, 2006	—	—	—	—
Total	500,000	$5.35	—	—

(1)	Effective March 1, 2006, our Compensation Committee and our Board of Directors approved the withholding by the Company of 500,000 performance shares of our Class A Common Stock granted to Joel N. Waller pursuant to a Performance Shares Award Agreement, dated as of February 1, 2005, between the Company and Mr. Waller, and the Company’s making of a one-time payment to the applicable taxing agencies, on behalf of Mr. Waller, in the amount of Two Million Six Hundred Seventy-Five Thousand Dollars ($2,675,000), which amount (a) represents the withholding tax obligation of Mr. Waller in connection with the vesting of certain performance shares of our Class A Common Stock held by Mr. Waller and (b) is in consideration of the withholding from Mr. Waller by the Company of 500,000 of such vested performance shares of our Class A Common Stock held by Mr. Waller. The average price paid per share was $5.35 which was the closing price per share of our Class A Common Stock on March 1, 2006.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through solicitations of proxies or otherwise during the quarterly period covered by this report.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (REGISTRANT)

Date: June 8, 2006	By:	/s/ Joel N. Waller
Joel N. Waller President and Chief Executive Officer

Date: June 8, 2006	By:	/s/ John J. Luttrell
John J. Luttrell Executive Vice President and Chief Financial Officer