Form 10-Q
period 2006-07-29
WET SEAL INC
filed 2006-09-07
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-18632

THE WET SEAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0415940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26972 Burbank, Foothill Ranch, CA	92610
(Address of principal executive offices)	(Zip Code)

(949) 699-3900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer:  ☐    Accelerated filer:  ☒    Non-accelerated filer:  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the Registrant’s Class A Common Stock, par value $0.10 per share, at September 1, 2006, was 77,974,579. There were no shares outstanding of the Registrant’s Class B Common Stock, par value $0.10 per share, at September 1, 2006.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 29, 2006	January 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,643	$96,806
Income taxes receivable	93	136
Other receivables	877	2,450
Merchandise inventories	48,682	25,475
Prepaid expenses and other current assets	4,650	3,944

Total current assets	131,945	128,811

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	77,510	74,786
Furniture, fixtures and equipment	51,031	48,734
Leasehold rights	5	5

	128,546	123,525
Less accumulated depreciation and amortization	(85,298)	(79,888)

Net equipment and leasehold improvements	43,248	43,637

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $3,966 and $2,943 at July 29, 2006, and January 28, 2006, respectively	1,420	3,162
Other assets	1,482	1,633
Goodwill	5,984	5,984

Total other assets	8,886	10,779

TOTAL ASSETS	$184,079	$183,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$18,209	$13,584
Accounts payable – other	10,034	9,883
Accrued liabilities	33,246	36,472

Total current liabilities	61,489	59,939

LONG-TERM LIABILITIES:
Long-term debt	—	8,000
Secured convertible notes, including accrued interest of $1,360 and $1,801 at July 29, 2006, and January 28, 2006, respectively, and net of unamortized discount of $17,605 and $35,562 at July 29, 2006, and January 28, 2006, respectively	6,847	11,824
Deferred rent	22,450	23,996
Other long-term liabilities	2,963	3,228

Total long-term liabilities	32,260	47,048

Total liabilities	93,749	106,987

COMMITMENTS AND CONTINGENCIES (Note 7)

CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 9,441 and 9,660 shares issued and outstanding at July 29, 2006, and January 28, 2006, respectively	9,441	9,660

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 79,927,579 shares issued and 78,452,579 shares outstanding at July 29, 2006, and 63,636,643 shares issued and outstanding at January 28, 2006	7,993	6,364
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at July 29, 2006, and January 28, 2006	—	—
Paid-in capital	241,320	217,698
Deferred stock compensation	—	(5,468)
Accumulated deficit	(161,278)	(152,014)
Treasury stock, 1,475,000 shares, at cost, at July 29, 2006 (Note 8)	(7,146)	—

Total stockholders’ equity	80,889	66,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,079	$183,227

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	$129,502	$126,284	$254,651	$230,108
Cost of sales	87,001	84,763	165,398	156,034

Gross margin	42,501	41,521	89,253	74,074
Selling, general and administrative expenses	38,726	52,114	81,419	86,298
Store closure (adjustments) costs	(194)	(500)	(640)	4,652
Asset impairment	—	289	—	289

Operating income (loss)	3,969	(10,382)	8,474	(17,165)
Interest income (expense), net	461	(911)	(17,740)	(2,678)

Income (loss) before provision (benefit) for income taxes	4,430	(11,293)	(9,266)	(19,843)
Provision (benefit) for income taxes	—	410	(2)	410

Net income (loss)	4,430	(11,703)	(9,264)	(20,253)
Accretion of non-cash dividends on convertible preferred stock	—	(23,317)	—	(23,317)

Net income (loss) attributable to common stockholders	$4,430	$(35,020)	$(9,264)	$(43,570)

Net income (loss) per share, basic	$0.05	$(0.87)	$(0.13)	$(1.13)

Net income (loss) per share, diluted	$0.04	$(0.87)	$(0.13)	$(1.13)

Weighted-average shares outstanding, basic	74,368,909	40,364,750	68,776,037	38,635,146

Weighted-average shares outstanding, diluted	100,545,215	40,364,750	68,776,037	38,635,146

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at January 28, 2006	63,636,643	$6,364	—	$—	$217,698	$(5,468)	$(152,014)	$—	$66,580
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	—	—	—	—	(5,468)	5,468	—	—	—
Stock issued pursuant to long-term incentive plans	359,956	36	—	—	(36)	—	—	—	—
Stock-based compensation -directors and employees	—	—	—	—	2,759	—	—	—	2,759
Stock-based compensation - non-employee performance shares	—	—	—	—	3,037	—	—	—	3,037
Amortization of stock payment in lieu of rent	—	—	—	—	108	—	—	—	108
Exercise of stock options	7,998	1	—	—	38	—	—	—	39
Exercise of common stock warrants	855,000	86	—	—	1,979	—	—	—	2,065
Conversions of convertible preferred stock into common stock	73,000	7	—	—	212	—	—	—	219
Conversions of secured convertible notes into common stock	14,994,982	1,499	—	—	20,993	—	—	—	22,492
Repurchase of common stock	—	—	—	—	—	—	—	(7,146)	(7,146)
Net loss	—	—	—	—	—	—	(9,264)	—	(9,264)

Balance at July 29, 2006	79,927,579	$7,993	—	$—	$241,320	$—	$(161,278)	$(7,146)	$80,889

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at January 29, 2005	38,188,233	$3,819	423,599	$42	$139,949	$(5,047)	$(99,158)	$—	$39,605
Stock issued pursuant to long-term incentive plans	8,158,312	816	—	—	(816)	—	—	—	—
Deferred stock compensation - non-employee performance shares	—	—	—	—	550	(550)	—	—	—
Stock-based compensation - non-employee performance shares	—	—	—	—	13,693	305	—	—	13,998
Amortization of deferred stock compensation	—	—	—	—	—	1,079	—	—	1,079
Deferred stock compensation - stock issued in lieu of rent	365,000	37	—	—	1,029	(1,066)	—	—	—
Amortization of deferred stock compensation - stock issued in lieu of rent	—	—	—	—	—	90	—	—	90
Exercise of stock options	1,000	—	—	—	6	—	—	—	6
Shares converted from Class B to Class A	423,599	42	(423,599)	(42)	—	—	—	—	—
Beneficial conversion feature of convertible preferred stock	—	—	—	—	14,692	—	—	—	14,692
Issuance of common stock warrants	—	—	—	—	8,509	—	—	—	8,509
Exercise of common stock warrants	3,359,997	336	—	—	6,074	—	—	—	6,410
Transaction costs for convertible preferred stock and other equity securities	—	—	—	—	(1,547)	—	—	—	(1,547)
Net loss	—	—	—	—	—	—	(20,253)	—	(20,253)
Accretion of non-cash dividends on convertible preferred stock	—	—	—	—	—	—	(23,317)	—	(23,317)

Balance at July 30, 2005	50,496,141	$5,050	—	$—	$182,139	$(5,189)	$(142,728)	$—	$39,272

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	26 Weeks Ended
	July 29, 2006	July 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,264)	$(20,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,816	5,887
Amortization of discount on secured convertible notes	17,957	328
Amortization of deferred financing costs	2,237	530
Adjustment of derivatives to fair value	(250)	(266)
Amortization of stock payment in lieu of rent	108	90
Interest (extinguished from) added to principal of bridge loan payable and secured convertible notes	(441)	2,342
Loss on disposal of equipment and leasehold improvements	50	90
Asset impairment	—	289
Store closure costs	—	262
Stock-based compensation	5,796	15,077
Changes in operating assets and liabilities:
Income taxes receivable	43	547
Other receivables	1,271	2,360
Merchandise inventories	(23,207)	(18,299)
Prepaid expenses and other current assets	(1,199)	(874)
Other non-current assets	151	29
Accounts payable and accrued liabilities	(1,316)	(6,376)
Deferred rent	(1,546)	(2,814)
Other long-term liabilities	(15)	158

Net cash used in operating activities	(3,809)	(20,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(2,612)	(3,335)
Proceeds from disposal of equipment and leasehold improvements	302	116

Net cash used in investing activities	(2,310)	(3,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(8,000)	—
Repayment of bridge loan	—	(11,862)
Proceeds from exercise of stock options	39	6
Repurchase of common stock	(7,146)	—
Proceeds from issuance of convertible preferred stock and common stock warrants	—	24,600
Payment of preferred stock transaction costs	—	(1,547)
Payment of deferred financing costs	(2)	(72)
Proceeds from exercise of common stock warrants	2,065	6,410

Net cash (used in) provided by financing activities	(13,044)	17,535

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,163)	(6,577)
CASH AND CASH EQUIVALENTS, beginning of period	96,806	71,702

CASH AND CASH EQUIVALENTS, end of period	$77,643	$65,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$418	$2,964
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Conversion of 219 shares of convertible preferred stock into 73,000 shares of Class A common stock	$219	$—
Conversion of secured convertible notes into 14,994,982 shares of Class A common stock	$22,492	$—
Beneficial conversion feature of convertible preferred stock	$—	$14,692
Allocation of a portion of proceeds from issuance of convertible preferred stock to detachable common stock warrants	$—	$8,509
Allocation of a portion of proceeds from issuance of convertible preferred stock to Registration Rights Agreement	$—	$116
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	$5,468	$—
Conversion of 423,599 shares of Class B common stock to Class A common stock	$—	$42
Purchase of equipment and leasehold improvements on account	$2,865	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 26 weeks ended July 29, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the Company) for the fiscal year ended January 28, 2006.

Significant Accounting Policies

Discount on Secured Convertible Notes

Upon issuance of its secured convertible notes, the Company recorded the notes net of a discount of $45.0 million. The Company is amortizing this discount over the seven-year term of the secured convertible notes using the interest method. In addition, upon conversions of portions of the notes into Class A common stock, the unamortized portion of the discount on secured convertible notes is expensed immediately based on the portion of the notes converted. Amortization of this discount included in interest expense and amortization of discount on secured convertible notes was $0.2 million, $18.0 million, $0.3 million and $0.3 million for the 13 and 26 weeks ended July 29, 2006, and the 13 and 26 weeks ended July 30, 2005, respectively. The amortization expense for the 26 weeks ended July 29, 2006, included $17.4 million due to conversion of portions of the secured convertible notes.

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. For online sales, revenue is recognized at the estimated time goods are received by customers. Shipping and handling fees billed to customers for online sales are included in net sales. Customers typically receive goods within five to seven days of being shipped. The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. A customer may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact sales. The accrual for merchandise returns is recorded in accrued liabilities on the condensed consolidated balance sheets and was $0.7 million and $0.6 million at July 29, 2006, and January 28, 2006, respectively. For the 13 and 26 weeks ended July 29, 2006, and the 13 and 26 weeks ended July 30, 2005, shipping and handling fee revenues were $0.3 million, $0.6 million, $0.1 million and $0.3 million, respectively.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability, which includes consideration of potential obligations arising from state escheatment laws. The Company has not recognized breakage in gift cards, gift certificates and store credits in the condensed consolidated financial statements as of July 29, 2006. The Company’s gift cards, gift certificates and store credits do not have expiration dates. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the condensed consolidated balance sheets and was $6.8 million and $7.7 million at July 29, 2006, and January 28, 2006, respectively.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

The Company, through its Wet Seal concept, has a frequent buyer program that entitles the customer to receive between a 10% and 20% discount on all purchases made during a twelve-month period. The annual membership fee of $20 is non-refundable. Membership fee revenue is recognized on a straight-line basis over the twelve-month membership period, which management believes approximates the spending pattern under the program. Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $8.8 million and $7.0 million at July 29, 2006, and January 28, 2006, respectively.

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

In the first quarter of 2006, the Company modified the terms of the Arden B loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, the Company also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either two or twelve months from the program change date. This resulted in a reduction to the Company’s estimate of ultimate award redemptions under the program. In the second quarter of 2006, the Company further reduced its estimate of ultimate redemptions based upon lower than anticipated redemption levels during the quarter under the program’s revised terms. As a result, during the 13 and 26 weeks ended July 29, 2006, the Company recorded benefits of $1.4 million and $3.7 million, which were recorded as increases to net sales and decreases to accrued liabilities.

The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $1.6 million and $6.2 million at July 29, 2006, and January 28, 2006, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record further adjustments to the unearned revenue accrual, which would affect net sales.

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for its worker’s compensation and employee health care programs. The Company maintains an accrued liability for the self-insured portion of unpaid claims and estimated incurred-but-not-reported claims. The following summarizes the activity within this accrual for the periods indicated:

(in thousands)	13 Weeks Ended July 29, 2006	13 Weeks Ended July 30, 2005	26 Weeks Ended July 29, 2006	26 Weeks Ended July 30, 2005
Balance at beginning of period	$1,719	$2,073	$1,715	$2,026
Accruals	1,315	1,039	2,329	2,422
Payment of claims	(1,234)	(1,019)	(2,244)	(2,355)

Balance at end of period	$1,800	$2,093	$1,800	$2,093

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

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

As of July 29, 2006, the Company’s only derivative financial instrument was an embedded derivative associated with its secured convertible notes (see Note 4). The gain or loss as a result of the change in fair value of this embedded derivative is recognized in interest expense in the condensed consolidated statements of operations each period.

With assistance from independent valuation experts, the Company applies the Black-Scholes and Monte-Carlo simulation models to value this embedded derivative. In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in the Companys common stock price, and changes in risk-free interest rates, the Company’s expected dividend yield and expected returns on its common stock could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in the condensed consolidated statements of operations.

The Company has determined, after consultation with our independent valuation experts, that value is best represented by a blend of valuation outcomes under Black-Scholes modeling and Monte-Carlo simulation. In addition to the estimate changes noted above, if circumstances were to change such that the Company determined that the embedded derivative value was better represented by an alternative valuation method, and such changes resulted in a significant change in the value of the embedded derivative, such changes could also significantly affect future interest expense.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company has not yet determined the impact of the recognition and measurement requirements of FIN 48 on its existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of our accumulated deficit.

FIN 48 requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is the year beginning February 4, 2007, for the Company.

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

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 was effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement at the beginning of fiscal 2006. The adoption of SFAS No. 154 did not affect the Company’s condensed consolidated financial statements during the 26 weeks ended July 29, 2006.

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

NOTE 2 – Stock-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s condensed consolidated statements of operations, as all stock option awards granted under the Company’s plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant.

The Company adopted SFAS No. 123(R) using the modified prospective application method. Under this method, compensation expense recognized during the 13 and 26 weeks ended July 29, 2006, included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based awards granted subsequent to January 28, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective application method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R).

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in FAS 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and condensed consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123(R).

The Company had the following two stock option plans under which shares were available for grant at July 29, 2006: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of July 29, 2006; however, the 1996 Plan expired during the 26 weeks ended July 29, 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan, the 2000 Plan and the 1996 Plan are collectively referred to as the “Plans.”

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (continued)

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

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data, the implied volatility of market-traded options and other factors to estimate the expected price volatility, option lives and forfeiture rates. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	63.00%	81.86%	63.00%	81.86%
Risk-Free Interest Rate	4.99%	4.12%	4.82%	4.12%
Expected Life of Options (in Years)	3.5	5.0	3.4	5.0

The Company recorded $0.6 million of compensation expense, or $0.01 per basic and diluted share, related to stock options outstanding during the 13 weeks ended July 29, 2006, and recorded $1.2 million of compensation expense, or $0.02 per basic and diluted share, related to stock options outstanding during the 26 weeks ended July 29, 2006. In accordance with the accounting standard previously applied by the Company, no compensation expense was recorded related to employee stock options during the 13 and 26 weeks ended July 30, 2005.

At July 29, 2006, there was $4.4 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over the course of the remaining vesting periods of such options through early fiscal 2010.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (continued)

The following table summarizes the Company’s stock option activities with respect to its Plans for the 26 weeks ended July 29, 2006, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2006	3,670,563	$7.82
Granted	618,500	$5.71
Exercised	(7,998)	$4.90
Canceled	(251,018)	$9.99

Outstanding at July 29, 2006	4,030,047	$7.36	5.52	$993
Vested and expected to vest in the future at July 29, 2006	3,857,513	$7.45	5.54	$949
Exercisable at July 29, 2006	2,240,179	$9.04	5.45	$320

Options vested and expected to vest in the future is comprised of all options outstanding at July 29, 2006, net of estimated forfeitures.

Additional information regarding stock options outstanding as of July 29, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of July 29, 2006	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable As of July 29, 2006	Weighted- Average Exercise Price Per Share
$1.77 - $ 5.02	854,500	7.72	$3.51	220,767	$3.16
5.11 - 5.84	1,113,187	4.31	5.69	254,050	5.76
5.92 - 7.33	809,050	4.99	6.48	599,884	6.52
7.34 - 11.76	895,310	5.52	9.91	812,728	9.86
11.79 - 23.02	358,000	5.20	17.38	352,750	17.44

$1.77 - $23.02	4,030,047	5.52	$7.36	2,240,179	$9.04

The weighted-average grant-date fair value of options granted during the 13 and 26 weeks ended July 29, 2006, and the 13 and 26 weeks ended July 30, 2005, was $2.65, $2.74, $3.92 and $3.17, respectively. The total intrinsic value for options exercised during the 13 and 26 weeks ended July 29, 2006, and the 13 and 26 weeks ended July 30, 2005, was $1,420, $2,761, $200 and $200, respectively.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (continued)

Cash received from option exercises under all plans for the 26 weeks ended July 29, 2006, and July 30, 2005, was approximately $39,000 and $6,000, respectively. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize the deferred income tax assets.

Restricted Common Stock and Performance Shares

Under the 2005 Plan and 2000 Plan, the Company grants directors, selected executives and other key employees restricted common stock with vesting generally contingent upon completion of specified service periods. The Company also grants selected executives and other key employees performance share awards with vesting generally contingent upon a combination of specified service periods and the Company’s achievement of specified common stock price levels.

During the 13 and 26 weeks ended July 29, 2006, and the 13 and 26 weeks ended July 30, 2005, the Company granted 162,000, 294,500, 39,000 and 39,000 shares, respectively, of restricted common stock to certain employees and directors under the Plans. Restricted common stock awards generally vest over a period of 3 years. The weighted average grant date fair value of the shares granted during the 13 and 26 weeks ended July 29, 2006, and the 13 and 26 weeks ended July 30, 2005, was $4.88, $5.08, $6.29 and $6.29 per share, respectively. The Company recorded approximately $0.6 million, $1.1 million, $0.6 and $1.1 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 and 26 weeks ended July 29, 2006, and the 13 and 26 weeks ended July 30, 2005, respectively.

During the 13 and 26 weeks ended July 29, 2006, and the 13 and 26 weeks ended July 30, 2005, the Company granted none, 60,000, none and 2,600,000 performance shares, respectively, to certain officers under the 2005 Plan. The weighted average grant date fair value of the performance share grants made during the 26 weeks ended July 29, 2006, and July 30, 2005, was $4.30, and $0.81 per share, respectively.

The Company recorded $0.1 million and $0.5 million of compensation expense related to performance shares granted to officers during the 13 and 26 weeks ended July 29, 2006. Under the previously applicable accounting standards, the Company was not required to recognize stock compensation expense for performance shares granted to officers until the stock price performance conditions were achieved. Under such methodology, the Company recognized less than $0.1 million and $0.1 million of compensation expense related to performance shares granted to officers during the 13 and 26 weeks ended July 30, 2005.

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares granted to officers for the 26 weeks ended July 29, 2006:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 29, 2006	4,329,956	$2.46
Granted	354,500	$5.20
Vested	(1,377,956)	$2.49
Forfeited	(100,000)	$1.39

Nonvested at July 29, 2006	3,206,500	$2.78

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (continued)

The fair value of restricted common stock and performance shares that vested during the 26 weeks ended July 29, 2006, was $7.4 million.

At July 29, 2006, there was $4.5 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $4.3 million relates to restricted common stock and $0.2 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.72 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could potentially change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in its condensed consolidated statements of operations.

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

The Company also granted performance shares during fiscal 2005 to a non-employee consultant to the Company. As discussed further in Note 5, the Company previously accounted for, and continues to account for, these performance shares under previously existing accounting standards for equity instruments issued to other than employees to acquire goods and services.

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

	13 Weeks Ended July 30, 2005	26 Weeks Ended July 30, 2005
Net loss attributable to common stockholders:
As reported	$(35,020)	$(43,570)
Add:
Stock-based employee compensation included in reported net loss attributable to common stockholders, net of related tax effects	569	1,079
Deduct:
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,765)	(3,396)

Pro forma net loss	$(36,216)	$(45,887)

Pro forma net loss per share, basic and diluted:
As reported	$(0.87)	$(1.13)
Pro forma	(0.90)	(1.19)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 3 – Store Closures

In December 2004, the Company announced that it would close approximately 150 of its underperforming Wet Seal stores as part of a plan to return the Company to profitability. The Company initially completed its closure of Wet Seal stores pursuant to this plan in March 2005. In connection with this store closure program, the Company recorded charges related to the estimated lease termination costs for the announced store closures and related liquidation fees and expenses, partially offset by benefits related to the write-off of deferred rent associated with these stores.

The following summarizes the store closure reserve activity associated with the above charges for the periods indicated:

(in thousands)	13 Weeks Ended July 29, 2006	13 Weeks Ended July 30, 2005	26 Weeks Ended July 29, 2006	26 Weeks Ended July 30, 2005
Balance at beginning of period	$361	$8,950	$802	$12,036
(Adjustments)/accruals	(194)	(500)	(640)	4,890
Refunds/(payments)	2	(5,506)	7	(13,982)

Balance at end of period	$169	$2,944	$169	$2,944

NOTE 4 – Senior Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants

As of July 29, 2006 the Company maintained a $50.0 million senior revolving credit facility, as amended (the “Facility”), with a $50.0 million sub-limit for letters of credit, which was scheduled to mature on May 26, 2007. Under the terms of the Facility, the Company and the subsidiary borrowers were subject to borrowing base limitations on the amount that could be borrowed and certain customary covenants, including covenants restricting their ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores, dispose of their assets, and repurchase stock subject to certain exceptions. As discussed further in Note 9, during August 2006 the Company amended and restated the Facility with the existing lender.

At July 29, 2006, the amount outstanding under the Facility consisted of $4.5 million in open documentary letters of credit related to merchandise purchases and $1.3 million in outstanding standby letters of credit, and the Company had $44.2 million available for cash advances and/or the issuance of additional letters of credit.

During the 26 weeks ended July 29, 2006, investors converted $22.5 million of the Company’s Secured Convertible Notes (the “Notes”) into 14,994,982 shares of Class A common stock. As a result of these conversions, the Company recorded net non-cash interest charges of $18.1 million during the period to write-off a ratable portion of unamortized debt discount, deferred financing costs and accrued interest associated with the Notes. Investors also exercised portions of outstanding Warrants during the 26 weeks ended July 29, 2006, resulting in issuance of 855,000 shares of Class A common stock in exchange for $2.1 million of proceeds to the Company. During the 26 weeks ended July 29, 2006, investors in the Company’s convertible preferred stock (“Preferred Stock”) converted $0.2 million of Preferred Stock into 73,000 shares of Class A common stock, resulting in $9.4 million of Preferred Stock remaining outstanding as of July 29, 2006.

The Facility ranked senior in right of payment to the Notes. At July 29, 2006, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

NOTE 5 – Consulting Agreement

Since late 2004, the Company has extensively used the assistance of a consultant with its merchandising initiatives for its Wet Seal concept. On July 6, 2005, the Company entered into a related consulting agreement and an associated stock award agreement that expires on January 31, 2007.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 5 – Consulting Agreement (continued)

Under the terms of the consulting agreement, the Company paid $2.1 million upon the execution of the agreement and will pay $0.1 million per month from July 2005 through January 2007. The Company recorded $0.3 million, $0.6 million, $2.1 million and $2.2 million of consulting expense within general and administrative expenses in its condensed consolidated statements of operations during the 13 and 26 weeks ended July 29, 2006, and the 13 and 26 weeks ended July 30, 2005, respectively, to recognize the cash compensation.

The stock award agreement included an immediate grant of 2.0 million restricted shares, for which expense of $13.3 million was fully recognized during the second quarter of fiscal 2005, and an award of two tranches of performance shares (the “Performance Shares”) of 1.75 million shares each. The Company accounts for these stock awards in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods and Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”

Tranche One (“Tranche One”) of the Performance Shares was scheduled to vest as follows: 350,000 shares were to vest if, at any time after January 1, 2006 and before January 1, 2008, the trailing 20-day weighted average closing price of the Company’s Class A common stock, or the “20-day Average Price,” equaled or exceeded $3.50 per share; an additional 350,000 shares were to vest (until Tranche One was 100% vested) each time the 20-day Average Price during the vesting period equaled or exceeded $4.00, $4.50, $5.00 and $5.50 per share, respectively. Tranche Two (“Tranche Two”) of the Performance Shares vests as follows: 350,000 shares vest if, at any time after January 1, 2007 and before January 1, 2008, the 20-day Average Price equals or exceeds $6.00 per share; an additional 350,000 shares vest (until Tranche Two is 100% vested) each time the 20-day Average Price during the vesting period equals or exceeds $6.50, $7.00, $7.50 and $8.00 per share, respectively. In addition, the Tranche Two Performance Shares to be otherwise earned in calendar year 2007 can vest earlier if sales of the Company’s Wet Seal concept average $350 per square foot for any trailing 12-month period and an agreed-upon merchandise margin is maintained.

In the first quarter of fiscal 2006, all Tranche One Performance Shares vested as a result of the Company’s achievement of the required 20-day Average Price levels. As a result, the Company recorded $2.9 million of non-cash consulting expense within selling, general and administrative expenses for Tranche One Performance Shares during that quarter. When combined with non-cash consulting expenses recorded during fiscal 2005 with respect to Tranche One, such charge resulted in total non-cash stock compensation for Tranche One of $9.4 million through the first quarter of fiscal 2006, which is equal to the number of shares vested multiplied by the Company’s closing Class A common stock prices on the respective vesting dates for each block of 350,000 shares. The Company also recorded $1.2 million of non-cash consulting expense within selling, general and administrative expense during the first quarter of fiscal 2006 with respect to the Tranche Two Performance Shares.

During the second quarter of fiscal 2006, the Company recorded a credit of $1.1 million to non-cash consulting expense within selling, general and administrative expenses, with respect to the Tranche Two Performance Shares, which resulted primarily from the Company’s stock price decrease during the quarter. When combined with non-cash consulting expenses recorded during fiscal 2005 and the first quarter of fiscal 2006, such charge resulted in non-cash stock compensation to date for Tranche Two of $2.5 million. The Company will continue to recognize consulting expenses or credits for the fair value of the Tranche Two Performance Shares for each reporting period through January 2007 based on the then fair value of the Tranche Two Performance Shares and the time elapsed during such reporting period relative to the term of the consulting agreement. Assuming the Tranche Two Performance Shares vest on or prior to the consulting agreement end date, the total expense recognized for such shares would equal the number of shares vested multiplied by the Company’s closing common stock prices on the respective vesting dates for each block of 350,000 shares. However, if any or all of the Tranche Two Performance Shares have not yet vested at the end of the contract period, then the total expense recognized for those shares not vested would be based on the fair value of such shares as of the end of the contract period, including consideration of the probability that such shares will vest between February 2007 and December 2007. Accordingly, the timing and amount of consulting expenses associated with the Tranche Two Performance Shares may continue to fluctuate significantly depending upon changes in the Company’s Class A common stock price and the probability of vesting.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 5 – Consulting Agreement (continued)

The Company’s calculations for determining fair value of the Tranche Two Performance Shares as of July 29, 2006, were made using a combination of the Black-Scholes option-pricing model and Monte-Carlo simulation. The Company used the following assumptions in the application of these valuation methods:

Dividend Yield	0.00%
Expected Volatility	65.00%
Risk-Free Interest Rate	5.03%
Contractual Life of Performance Shares (in Years)	1.4

NOTE 6 – Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” and additional guidance from EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” net income per share, basic, is computed based on the weighted-average number of common shares outstanding for the period, including consideration of the two-class method with respect to certain of the Company’s other equity securities (see below). Net income per share, diluted, is computed based on the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period, also with consideration given to the two-class method.

The Notes and Preferred Stock are convertible into shares of Class A Common Stock. Both of these securities include rights whereby, upon payment of dividends or other distributions to Class A Common Stock holders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, under the provisions of EITF Issue No. 03-6, the Notes and Preferred Stock are considered to be participating securities requiring the use of the two-class method for the computation of basic earnings per share when the effect of such method is dilutive. The two-class method requires allocation of undistributed earnings per share among the Class A Common Stock, Notes and Preferred Stock based on the dividend and other distribution participation rights under each of these securities.

Diluted earnings per share for the 13 weeks ended July 29, 2006, have been computed assuming the conversion of the Notes and Preferred Stock. In accordance with EITF Issue No. 03-6, however, the “if-converted” method, whereby interest costs associated with the Notes and Preferred Stock, net of income tax effects, would be added back to the numerator in the calculation, has not been applied to these securities to calculate diluted earnings per share since the effect would be anti-dilutive. For the 13 weeks ended July 29, 2006, such interest costs not added back to the numerator in the diluted earnings per share calculation were $0.5 million.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 6 – Net Income (Loss) Per Share (continued)

The effect of the two-class method with respect to the Notes and Preferred Stock is dilutive for the 13 weeks ended July 29, 2006. Such method would be anti-dilutive, and is thus not applied, for the 26 weeks ended July 29, 2006, and the 13 and 26 weeks ended July 30, 2005. The following table summarizes the allocation of undistributed earnings among Class A Common Stock, the Notes and the Preferred Stock, using the two-class method for the 13 weeks ended July 29, 2006, and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Numerator:
Net income (loss) available to common stockholders	$4,430	$(35,020)	$(9,264)	$(43,570)
Less: Undistributed earnings allocable to -
Notes	(734)	—	—	—
Preferred Stock	(150)	—	—	—

Net income (loss) allocable to Class A Common Stock	$3,546	$(35,020)	$(9,264)	$(43,570)

Denominator:
Denominator for basic earnings per share – weighted-average Class A Common Stock outstanding	74,368,909	40,364,750	68,776,037	38,635,146
Notes weighted-average shares outstanding	15,394,718	—	—	—
Preferred Stock weighted-average shares outstanding	3,147,000	—	—	—
Other dilutive securities:
Stock options	56,337	—	—	—
Stock warrants	6,582,591	—	—	—
Restricted stock and performance shares	995,660	—	—	—

Denominator for diluted earnings per share	100,545,215	40,364,750	68,776,037	38,635,146

Basic earnings per share – Class A Common Stock	$0.05	$(0.87)	$(0.13)	$(1.13)

Diluted earnings per share	$0.04	$(0.87)	$(0.13)	$(1.13)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 6 – Net Income (Loss) Per Share (continued)

The computations of diluted earnings and loss per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been anti-dilutive:

	13-Week Period Ended		26-Week Period Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Stock options outstanding	3,416,248	4,244,655	4,030,047	4,244,655
Nonvested restricted stock awards	221,841	4,370,687	1,846,500	4,370,687
Performance shares	3,010,000	6,100,000	3,110,000	6,100,000
Stock issuable upon conversion of secured convertible notes	—	37,333,333	15,394,718	37,333,333
Stock issuable upon conversion of preferred stock	—	—	3,147,000	—
Stock issuable upon exercise of warrants -
June 2004 warrants	2,109,275	2,109,275	2,109,275	2,109,275
Series A warrants	—	—	—	—
Series B warrants	—	2,340,003	1,848,324	2,340,003
Series C warrants	—	4,500,000	3,849,107	4,500,000
Series D warrants	—	4,700,000	4,607,678	4,700,000
Series E warrants	—	7,500,000	7,486,607	7,500,000

Total	8,757,364	73,197,953	47,429,256	73,197,953

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of July 29, 2006, and July 30, 2005, would have resulted in proceeds to the Company of $65.4 million and $68.5 million, respectively. However, in limited circumstances, the warrant holders may also exercise the warrants via “cashless exercise,” as defined in the associated warrant agreements, in which case the Company would receive no cash proceeds upon exercise in exchange for the issuance by the Company of fewer shares of Class A common stock

NOTE 7 – Commitments and Contingencies

Between August 26, 2004, and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”) on behalf of persons who purchased the Company’s common stock between January 7, 2003, and August 19, 2004. The Company and certain of its present and former directors and former executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including the Company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal concept and return that concept to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, the plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. The Company filed a motion to dismiss the amended complaint on January 25, 2006, and a court hearing is scheduled for October 2006. There can be no assurance that this litigation will be resolved in a favorable manner. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at July 29, 2006.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 7 – Commitments and Contingencies (continued)

On February 8, 2005, the Company announced that the United States Securities and Exchange Commission (“SEC”) had commenced an informal, non-public inquiry regarding the Company. The Company indicated that the SEC’s inquiry generally related to the events and announcements regarding the Company’s 2004 second quarter earnings and the sale of Company stock by La Senza Corporation and its affiliates during 2004. The SEC advised the Company that on April 19, 2005, it issued a formal order of investigation in connection with its review of matters relating to the Company. On July 5, 2006, the Company received a notice from the Pacific Regional Office of the SEC indicating the SEC had terminated its formal investigation with no enforcement action recommended.

On July 19, 2006, a class action complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. The Company was named as a defendant. The complaint alleges violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission with respect to paying employees all overtime wages due, observing meal and rest periods and maintaining proper records of wages earned and rates of pay. The complaint seeks class certification, compensatory damages, costs, attorney’s fees, injunctive relief and such other and further relief that the Superior Court may deem just and proper. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at July 29, 2006.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of July 29, 2006, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

NOTE 8 – Treasury Stock

During the 26 weeks ended July 29, 2006, the Company’s Compensation/Option Committee and Board of Directors approved the repurchase by the Company, on March 1, 2006, of 500,000 performance shares of its Class A Common Stock granted to its Chief Executive Officer pursuant to a Performance Shares Award Agreement, dated as of February 1, 2005, between the Company and its Chief Executive Officer, and the Company’s making of a one-time payment to the applicable taxing agencies, on behalf of the Chief Executive Officer, in the amount of $2,675,000, which amount (a) represents the withholding tax obligation of the Chief Executive Officer in connection with the vesting of certain performance shares of Class A Common Stock held by the Chief Executive Officer and (b) is in consideration of the repurchase from the Chief Executive Officer by the Company of 500,000 of such vested performance shares of its Class A Common Stock held by the Chief Executive Officer. The average price paid per share was $5.35, which was the closing price per share of the Company’s Class A Common Stock on March 1, 2006.

On October 1, 2002, the Company’s Board of Directors authorized the repurchase of up to 5.4 million of the outstanding shares of the Company’s Class A Common Stock. There is currently no expiration date for this repurchase plan. Pursuant to this plan, during the 26 weeks ended July 29, 2006, the Company repurchased 975,000 shares of its Class A Common Stock, via open market transactions, at an average market price of $4.56, for a total cost, including commissions, of approximately $4.5 million.

The shares repurchased by the Company from its Chief Executive Officer and repurchased via open market transactions are reflected as treasury stock, at the total cost of $7.1 million, as of July 29, 2006, in the condensed consolidated balance sheets. As of July 29, 2006, the Company is authorized by its Board of Directors to purchase up to 3,353,100 additional shares. Repurchases are at the option of the Company and can be discontinued at any time.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 9 – Subsequent Event

On August 14, 2006, the Company and its lender replaced the Facility with an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) to provide for a senior revolving credit facility of $35.0 million, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Restated Credit Agreement. In addition to extending the current agreement term from May 2007 to May 2011, the Restated Credit Agreement provides the Company, subject to the satisfaction of certain conditions precedent, with the ability to make certain levels of investments, acquisitions and common stock repurchases without lender consent, and reduces the Company’s letter of credit and other facility fees. Under the Restated Credit Agreement, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Restated Credit Agreement is the prime rate or, if elected, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability under the Restated Credit Agreement at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of August 14, 2006. The Company also incurs fees on outstanding letters of credit under the Restated Credit Agreement in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The Restated Credit Agreement ranks senior in right of payment to the Notes. Borrowings under the Restated Credit Agreement are secured by all presently owned and hereafter acquired assets of the Company and two of its wholly owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Restated Credit Agreement. The obligations of the Company and the subsidiary borrowers under the Restated Credit Agreement are guaranteed by another wholly owned subsidiary of the Company, Wet Seal GC, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for women. We are a Delaware corporation that operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B”. At July 29, 2006, we had 406 retail stores in 46 states, Puerto Rico and Washington D.C. Of the 406 stores, there were 314 Wet Seal stores and 92 Arden B stores.

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales— Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. Comparable store sales results are important in achieving operating leverage on certain expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

Transaction counts— We consider the trend in the number of sales transactions occurring in our stores to be a key performance metric. To the extent we are able to increase transaction counts in our stores that more than offset any decrease in the average dollar sale per transaction, we will generate increases in our comparable store sales.

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

Cash flow and liquidity (working capital)—We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. We expect that our cash on hand and cash flows from operations will be sufficient to finance operations without borrowing under our senior credit facility (the “Facility”) for at least the next twelve months.

Store Formats

Wet Seal. Founded in 1962, Wet Seal targets the fashion-conscious junior customer by providing a balance of moderately priced fashionable brand name and private-label apparel and accessories. While Wet Seal targets fashion-forward teens, we believe that Wet Seal’s core customer is between the ages of 17 and 25 years old. Wet Seal stores average approximately 4,000 square feet in size. As of July 29, 2006, we operated 314 Wet Seal stores.

Arden B. In fiscal 1998, we opened our first Arden B store. Arden B delivers a feminine, contemporary, sophisticated wardrobe of branded fashion separates and accessories for every facet of the customer’s lifestyle, from everyday to special occasion, by offering unique, high quality, European-inspired designs, predominantly under the “Arden B” brand name. Arden B stores average approximately 3,200 square feet in size. As of July 29, 2006, we operated 92 Arden B stores.

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

Current Trends and Outlook

In January 2005, we initiated a new strategy for our Wet Seal stores, which, among other things, consisted of lower retail prices, a broader assortment of fashion-right merchandise and more frequent delivery of fresh merchandise. With the introduction of this strategy, we experienced consolidated comparable store sales growth of 44.7% in fiscal 2005. During the 13 weeks ended April 29, 2006, we experienced a continuation of this trend, with comparable sales growth of 20.0%. During the 13 weeks ended July 29, 2006, we experienced a downward trend, with a comparable sales decrease of 2.2%, our first such decline since fiscal 2004, primarily as a result of a difficult comparison to the prior year’s comparable fiscal quarter and an inventory shortage in fashion tops and dresses at our Wet Seal stores that primarily affected our May and June fiscal months. However, with an improved mix of inventory in our Wet Seal stores, we reversed this downward trend with a comparable sales increase of 6.4% for the month of July 2006. During the 13 weeks ended July 29, 2006, we experienced an increase in transaction counts and the number of items purchased per customer, partially offset by a decrease in average unit retail in comparison to the prior year’s comparable quarter. During the four weeks ended August 26, 2006, we continued the positive sales trend that occurred in July with an 8.7% increase in comparable store sales.

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

Store Openings and Closures

During the 26 weeks ended July 29, 2006, we opened seven Wet Seal stores and closed one Wet Seal store. There were no store openings or closures in Arden B during the 26 weeks ended July 29, 2006. We believe future closures for at least the next twelve months will primarily be the result of lease expirations where we decide not to extend, or are unable to extend, a store lease.

We expect to open 20 to 25 new Wet Seal and/or Arden B stores, net of closings, during fiscal 2006.

Merchandising Consultant

Since late 2004, a consultant has assisted our company with merchandising initiatives for our Wet Seal concept. On July 6, 2005, we entered into a consulting agreement and an associated stock award agreement with the consultant that expires on January 31, 2007.

Under the terms of the consulting agreement, the Company paid $2.1 million upon agreement execution and will pay $0.1 million per month from July 2005 through January 2007. We recorded $0.3 million, $0.6 million, $2.1 million and $2.2 million of consulting expense within selling, general and administrative expenses in our condensed consolidated statements of operations during the 13 and 26 weeks ended July 29, 2006, and the 13 and 26 weeks ended July 30, 2005, respectively, to recognize cash compensation.

Under the terms of the stock award agreement, we awarded 2.0 million shares of non-forfeitable restricted stock, for which we recognized $13.3 million of stock compensation expense during the second quarter of fiscal 2005. We also awarded two tranches of performance shares, under the stock award agreement, the “Performance Shares,” of 1.75 million shares each. The Performance Shares vest upon our achievement of certain common stock market price levels as specified in the stock award agreement. The second tranche of performance shares may also vest upon our achievement of certain sales and gross margin levels, also as specified in the stock award agreement. During the 13 weeks ended April 29, 2006, the entire first tranche of the Performance Shares had vested due to our achievement of the specified common stock market price levels pertaining thereto.

As more fully described in Note 5 of Notes to Condensed Consolidated Financial Statements, we recorded a benefit of $1.1 million and a charge of $3.0 million of non-cash consulting expense within selling, general and administrative expenses during the 13 and 26 weeks ended July 29, 2006, respectively, based on the full vesting of the first tranche of Performance Shares, the consulting agreement period elapsed and the fair value of the Performance Shares, which included consideration of vesting probability for the second tranche as of July 29, 2006. Prospectively, the second tranche of Performance Shares will continue to be accounted for on a variable basis, whereby quarterly charges or credits through the remainder of the consulting agreement period will be based upon the then fair value of the Performance Shares, which could have a significant impact on our results of operations.

Stock-Based Compensation

Effective January 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The adoption of SFAS No. 123(R) resulted in the recognition of incremental compensation expense of $0.6 million and $1.2 million related to stock options and $0.1 million and $0.5 million related to employee performance shares during the 13 and 26 weeks ended July 29, 2006, respectively.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations, including the performance granted shares to the merchandising consultant as discussed above:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Cost of sales	$289	$—	$502	$—
Selling, general and administrative	(128)	14,567	5,294	15,077

Stock-based compensation	$161	$14,567	$5,796	$15,077

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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, impairment of goodwill, stock-based compensation, recovery of deferred income taxes, insurance reserves and derivative financial instruments. There have been no significant additions or modifications in the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. However, the following repeats and supplements the Form 10-K discussions about our critical accounting policies regarding revenue recognition, stock-based compensation and insurance reserves, as well as provides a discussion about our critical accounting policies with respect to derivative financial instruments.

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

We recognize the sales from gift cards, gift certificates and the issuance of store credits as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates and store credits until we are released from such liability, which includes consideration of potential obligations arising from state escheatment laws. We have not recognized breakage in gift cards, gift certificates and store credits in our condensed consolidated financial statements as of July 29, 2006. Our gift cards, gift certificates and store credits do not have expiration dates. We are in the process of analyzing our responsibility to escheat unredeemed gift cards, gift certificates and store credits to various state authorities. We may have changes in the estimate of our liability depending on the assessment of escheat obligations.

Through our Wet Seal concept, we have a frequent buyer program that entitles the customer to receive a 10.0% to 20.0% discount on all purchases made during the twelve-month program period. The annual membership fee of $20.00 is non-refundable. Membership fee revenue is recognized on a straight-line basis over the twelve-month membership period, which approximates the spending pattern under the program. Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases.

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

In April 2006, we modified the terms of this customer loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, we also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either two or twelve months from the program change date depending on the customer profile. This resulted in a reduction to our estimate of ultimate award redemptions under the program. In July 2006, we further reduced our estimate of ultimate redemptions based on lower than anticipated redemption levels during the quarter under the programs, revised terms. As a result, during the 13 and 26 weeks ended July 29, 2006, we recorded benefits of $1.4 million and $3.7 million, respectively, which were recorded as increases to net sales and decreases to accrued liabilities. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record further adjustments to the unearned revenue accrual, which would affect net sales.

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

We currently use the Black-Scholes option-pricing model to value stock options granted to employees. We use these values to recognize stock compensation expense for stock options in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment. The Black-Scholes model is complex and requires significant exercise of judgment to estimate future common stock dividend yield, common stock expected volatility, and the expected life of the stock options. These assumptions significantly affect our stock option valuations, and future changes in these assumptions could significantly change valuations of future stock option grants and, thus, affect future stock compensation expense. In addition, if circumstances were to change such that we determined stock options values were better represented by an alternative valuation method, such change could also significantly affect future stock compensation expense.

With assistance from independent valuation experts, we also apply the Black-Scholes and Monte-Carlo simulation models to value performance shares granted to employees and consultants. Use of the Black-Scholes model for this purpose requires the same exercise of judgment noted above. The Monte-Carlo simulation model is also complex and requires significant exercise of judgment to estimate expected returns on our common stock, expected common stock volatility and our maximum expected share value during applicable vesting periods. This valuation approach also requires us to estimate a marketability discount in consideration of trading restrictions on performance share grants.

Based on consultation with our independent valuation experts, we currently believe Monte-Carlo simulation provides the most relevant value of performance share grants as the simulation allows for vesting throughout the vesting period and includes an assumption for equity returns over time, while the Black-Scholes method does not. As the Monte-Carlo simulation provides a more precise estimate of fair value, we have used that approach to value our performance shares for accounting purposes.

The assumptions we use to value our performance shares significantly affect the resulting values used for accounting purposes. Accordingly, changes in these assumptions could significantly change valuations and, thus, affect future stock compensation. In addition, if circumstances were to change such that we determined performance share values were better represented by the Black-Scholes model or an alternative valuation method, and such changes resulted in a significant change in the value of performance shares, such changes could also significantly affect future stock compensation.

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

Our claims incurrence and payment levels for the 26 weeks ended July 29, 2006, remained consistent with such levels for the 26 weeks ended July 30, 2005; however, we can provide no assurance that such trend will continue. A significant change in the number or dollar amount of claims, or a change in our expected losses on existing claims, could cause us to revise our estimate of potential losses and affect our reported results.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that all derivative financial instruments be recorded on the condensed consolidated balance sheets at fair value.

As of July 29, 2006, our only derivative financial instrument was an embedded derivative associated with our secured convertible notes (see Note 4 to our Notes to Condensed Consolidated Financial Statements included herein). The gain or loss as a result of the change in fair value of this embedded derivative is recognized in interest expense in the condensed consolidated statements of operations each period.

With assistance from independent valuation experts, we apply the Black-Scholes and Monte-Carlo simulation models to value this embedded derivative. In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in our common stock price, and changes in risk-free interest rates, our expected dividend yield and expected returns on our common stock could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in our consolidated statements of operations.

We have determined, after consultation with our independent valuation experts, that value is best represented by a blend of valuation outcomes under Black-Scholes modeling and Monte-Carlo simulation. In addition to the estimate changes noted above, if circumstances were to change such that we determined that the embedded derivative value was better represented by an alternative valuation method, and such changes resulted in a significant change in the value of the embedded derivative, such changes could also significantly affect future interest expense.

New Accounting Pronouncements Not Yet Adopted

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We have not yet determined the impact of the recognition and measurement requirements of FIN 48 on our existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of our accumulated deficit.

FIN 48 requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006, for us the year beginning February 4, 2007.

Additional information regarding new accounting pronouncements is contained in Note 1 of Notes to Condensed Consolidated Financial Statements herein.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week and 26-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2	67.1	65.0	67.8

Gross margin	32.8	32.9	35.0	32.2
Selling, general and administrative expenses	29.9	41.3	32.0	37.5
Store closure (adjustments) costs	(0.1)	(0.4)	(0.3)	2.0
Asset impairment	—	0.2	—	0.1

Operating income (loss)	3.0	(8.2)	3.3	(7.4)
Interest income (expense), net	0.4	(0.7)	(7.0)	(1.2)

Income (loss) before provision for income taxes	3.4	(8.9)	(3.7)	(8.6)
Provision for income taxes	—	0.3	—	0.2

Net income (loss)	3.4	(9.2)	(3.7)	(8.8)
Accretion of non-cash dividends on convertible preferred stock	—	(18.5)	—	(10.1)

Net income (loss) attributable to common stockholders	3.4%	(27.7)%	(3.7)%	(18.9)%

Thirteen Weeks Ended July 29, 2006, Compared to Thirteen Weeks Ended July 30, 2005

Net sales

(in millions)

	13 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2005
Net Sales	$129.5	$3.2	2.5%	$126.3
Comparable store sales decrease			(2.2)%

Net sales for the 13 weeks ended July 29, 2006, increased as a result of the following:

•	An increase in the number of stores open, from 396 Wet Seal and Arden B stores as of July 30, 2005, to 406 Wet Seal and Arden B stores as of July 29, 2006;

•	An increase of $1.9 million in net sales for our Internet business compared to the prior year, which is not a factor in calculating our comparable store sales; and

•	A decrease in estimated ultimate award redemptions under our Arden B customer loyalty program, which resulted in recognition of sales previously deferred of $1.4 million and which is also not a factor in calculating our comparable store sales.

These increases were partially offset by the following:

•	Our comparable store sales decrease of 2.2% from the prior year which resulted primarily from an 8.1% decrease in average dollar sale, partially offset by a 5.3% increase in transaction counts per store. The decrease in average dollar sale resulted from a decrease in our average unit retail, driven by the continuation of our new merchandising strategy in our Wet Seal stores, partially offset by an increase in units per customer. Comparable store sales were also negatively affected by an inventory shortfall in fashion tops and dresses in our Wet Seal stores in May and June of the current quarter.

Cost of sales

(in millions)

	13 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2005
Cost of sales	$87.0	$2.2	2.6%	$84.8
Percentage of net sales	67.2%		0.1%	67.1%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales increased in dollars and as a percent to sales, due to:

•	The 2.5% increase in net sales;

•	An increase in distribution costs associated with an increase in deliveries that is consistent with the growth in inventories;

•	An increase in store utilities due to increased peak rates and additional store repairs and maintenance costs, and;

•	A lack of any sales leverage benefit on fixed and partially fixed costs due to the 2.2% comparable store sales decrease.

Partially offset by the following:

•	The decrease in estimated ultimate award redemptions under our Arden B customer loyalty program, resulting in recognition of sales previously deferred of $1.4 million with no corresponding charge to cost of sales, and;

•	Improvement in merchandise margin due to an increase in initial markup rates and increase in amortization of frequent buyer program revenues, partially offset by increased markdowns for point-of-sale discounts associated with the frequent buyer program and increased markdowns in connection with the transition of merchandise leadership within the Arden B concept.

Selling, general and administrative expenses (SG&A)

(in millions)

	13 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2005
Selling, general and administrative expenses	$38.7	$(13.4)	(25.7)%	$52.1
Percentage of net sales	29.9%		(11.4)%	41.3%

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

Selling expenses increased approximately $4.2 million over last year. Selling expenses were 23.8%, or 2.7 points higher, as a percentage of net sales, than a year ago. The increase in selling expenses from last year, in dollars, was primarily due to a $1.8 million increase in payroll and benefits costs driven by labor-intensive store promotion set-ups and heavy inventory receipts, a $0.7 million increase in variable Internet production ordering costs due to higher Internet sales compared to the prior year, a $0.9 million increase in advertising and marketing expenditures, which was driven significantly by expenditures associated with visual presentation, in-store signage and promotional contests, and a $0.4 million increase in merchandise delivery and third-party physical inventory counting services due to additional inventory counts at certain stores and an increase in inventory unit volumes.

General and administrative expenses decreased approximately $17.6 million from the prior year to $7.9 million. As a percentage of net sales, general and administrative expenses were 6.1%, or 14.0 points lower, as a percentage of sales, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	Prior year stock and cash compensation charges of $14.0 million and $2.2 million, respectively, upon executing an agreement with a merchandise consultant in July 2005;

•	A current quarter benefit of $1.1 million in non-cash stock compensation pertaining to the merchandise consultant agreement, which resulted primarily from our common stock price decrease during the quarter, partially offset by $0.3 million in cash charges incurred under the terms of the consulting agreement; and

•	A $0.7 million decrease in legal fees due to higher prior year fees associated with litigation and an SEC investigation initiated in fiscal 2005.

Partially offset by the following increase:

•	$0.4 million in non-cash stock compensation expense for employee performance shares and stock options as a result of our adoption of SFAS No. 123 (R), “Share-Based Payment,” as of the beginning of fiscal 2006.

Store closure (adjustments) costs

(in millions)

	13 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2005
Store closure (adjustments) costs	$(0.2)	$0.3	61.2%	$(0.5)
Percentage of net sales	(0.1)%		0.3%	(0.4)%

We generated a credit of $0.2 million in store closure costs for the quarter versus a credit of $0.5 million in the prior year fiscal quarter pertaining to the latter stages of the Wet Seal store closure program. The current quarter credit resulted from a $0.2 million reduction upon a negotiated settlement agreement.

Asset impairment

(in millions)

	13 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2005
Asset impairment	$—	$(0.3)	(100.0)%	$0.3
Percentage of net sales	0.0%		(0.2)%	0.2%

Based on our quarterly assessment of the carrying value of long-lived assets, we identified no stores with significant carrying value of their assets in excess of such stores’ forecasted undiscounted cash flows.

Based on a similar analysis conducted as of July 30, 2005, we recorded a non-cash charge of $0.3 million.

Interest income (expense), net

(in millions)

	13 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2005
Interest income (expense), net	$0.5	$1.4	150.6%	$(0.9)
Percentage of net sales	0.4%		1.1%	(0.7)%

We generated interest income, net, of $0.5 million in the 13 weeks ended July 29, 2006, comprised of:

•	Interest income of $1.1 million from investment of cash;

•	Non-cash interest expense of $0.4 million with respect to our secured convertible notes comprised of annual interest at 3.76%, which we have elected to add to principal, and discount amortization;

•	Amortization of deferred financing costs of $0.1 million associated with the placement of the Facility and secured convertible notes; and

•	Interest expense of $0.1 million under our senior credit facility related to appraisal and amendment fees.

In the 13 weeks ended July 30, 2005, we incurred interest expense, net, of $0.9 million, comprised of $0.3 million associated with the Facility and a term loan thereunder, $0.2 million of interest expense on a $10.0 million bridge loan, $0.4 million of interest on our secured convertible notes, $0.6 million of deferred financing cost and discount amortization, and $0.1 million of appraisal and amendment fees related to the Facility, partially offset by $0.5 million of interest income from investment of cash and a non-cash credit of $0.2 million to recognize the decrease in market value of derivative liabilities.

Provision for income taxes

(in millions)

	13 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2005
Provision for income taxes	—	$(0.4)	(100.0)%	$0.4

We ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning in the second quarter of fiscal 2004. We currently estimate an effective tax rate of approximately 4% to 5% for fiscal 2006. However, we did not recognize a current provision for income taxes because our income before provision for income taxes for the 13 weeks ended July 29, 2006, is more than offset by our loss before provision for income taxes prior to the current quarter, and we had not previously recognized a current income tax benefit because we have not yet demonstrated a recent history of profitability to create an expectation that such tax benefit will be realized during the year.

During the 13 weeks ended July 30, 2005, we incurred a provision for income taxes of $0.4 million to write off certain state tax receivables we no longer believe to be realizable.

Accretion of non-cash dividends on convertible preferred stock

In the 13 weeks ended July 30, 2005, we issued 24,600 shares of our Series C Convertible Preferred Stock, with a stated value of $24.6 million. We initially recorded this preferred stock at a discount of $23.3 million. During the 13 weeks ended July 30, 2005, we immediately accreted this discount in its entirety in the form of a deemed non-cash preferred stock dividend since the preferred stock is immediately convertible and has no stated redemption date.

Twenty-Six Weeks Ended July 29, 2006, Compared to Twenty-Six Weeks Ended July 30, 2005

Net sales

(in millions)

	26 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2005
Net Sales	$254.7	$24.6	10.7%	$230.1
Comparable store sales increase			7.4%

Net sales for the 26 weeks ended July 29, 2006, increased as a result of the following:

•	Our comparable store sales increase of 7.4% as a result of a 15.9% increase in transaction counts per store, partially offset by a 7.5% decrease in average dollar sale. The decrease in average dollar sale resulted from a decrease in our average unit retail, driven by the continuation of our new merchandising strategy in our Wet Seal stores, partially offset by an increase in units per customer;

•	Modification of the terms of our Arden B customer loyalty program to expire unredeemed awards after specified periods of time, which resulted in recognition of sales previously deferred of $3.7 million and which is not a factor in calculating our comparable store sales;

•	Increase of $3.5 million in net sales for our Internet business compared to the prior year, which is also not a factor in calculating our comparable store sales; and

•	An increase in the number of stores open, from 396 Wet Seal and Arden B stores as of July 30, 2005, to 406 Wet Seal and Arden B stores as of July 29, 2006;

Cost of sales

(in millions)

	26 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2005
Cost of sales	$165.4	$9.4	6.0%	$156.0
Percentage of net sales	65.0%		(2.8)%	67.8%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales increased in dollars, and decreased as a percent to sales, due to:

•	The 10.7% increase in net sales;

•	Modification of the terms of our Arden B customer loyalty program to expire unredeemed awards after a specified period of time, resulting in recognition of sales previously deferred of $3.7 million with no corresponding charge to cost of sales, which contributes to a reduction of cost of sales as a percent to sales;

•	Improvement in merchandise margin due to an increase in initial markup rates and increase in amortization of frequent buyer program revenues, partially offset by increased markdowns for point-of-sale discounts associated with the frequent buyer program and increased markdowns in connection with the transition of merchandise leadership within the Arden B concept; and

•	The positive effect of sales leverage on occupancy costs.

Partially offset by the following:

•	An increase in buying, planning and allocation payroll and related costs due to our organization nearing full staffing;

•	An increase in distribution costs associated with an increase in inventory receipts; and

•	An increase in store utilities due to increased peak rates and additional store repairs and maintenance costs.

Selling, general and administrative expenses (SG&A)

(in millions)

	26 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2005
Selling, general and administrative expenses	$81.4	$(4.9)	5.7%	$86.3
Percentage of net sales	32.0%		(5.5)%	37.5%

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

Selling expenses increased approximately $7.3 million over last year. As a percentage of sales, selling expenses were 23.3%, or 0.7 points higher, as a percentage of sales, than a year ago. The increase in selling expenses from last year, in dollars, was primarily due to a $2.9 million increase in payroll and benefits costs as a result of increased sales, labor-intensive store promotion set-ups and heavy inventory receipts, a $1.1 million increase in Internet production and ordering costs due to higher Internet sales compared to the prior year, a $1.7 million increase in spending for advertising associated with visual presentation, in-store signage, promotional contests and publication placements, a $0.6 million increase in store supply costs, a $0.3 million increase in credit card and other banking fees, and a $0.6 million increase in field support costs.

General and administrative expenses decreased approximately $12.2 million from the prior year to $22.0 million. As a percentage of net sales, general and administrative expenses were 8.6%, or 6.3 points lower, as a percentage of net sales, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	Prior year stock and cash compensation charges of $14.0 million and $2.2 million, respectively, upon executing an agreement with a merchandise consultant in July 2005; and

•	A $1.3 million decrease in legal fees, due primarily to a decrease in the amount of legal charges associated with litigation and an SEC investigation initiated in fiscal 2005.

Partially offset by the following increases:

•	Current year non-cash stock compensation charges of $3.0 million and cash charges of $0.6 million incurred under the terms of the July 2005 merchandise consultant agreement;

•	$1.2 million in non-cash stock compensation expense for employee performance shares and stock options as a result of our adoption of SFAS No. 123 (R), “Share-Based Payment,” as of the beginning of fiscal 2006;

•	$0.7 million in severance charges related to a former executive, partially offset by a $0.4 million severance charge in the prior year; and

•	A $0.2 million increase in corporate payroll and benefits costs due to hiring for several previously open and new positions.

Store closure (adjustments) costs

(in millions)

	26 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2005
Store closure (adjustments) costs	$(0.6)	$(5.3)	(113.8)%	$4.7
Percentage of net sales	(0.3)%		(2.3)%	2.0%

As a result of decreases in estimated costs for lease terminations, primarily due to settlement agreements and a decrease in estimated legal and other costs, during the 26 weeks ended July 29, 2006, we recognized a $0.6 million credit to store closure costs.

The 26 weeks ended July 30, 2005, included store closure costs of $4.7 million primarily related to the estimated lease termination costs for 150 Wet Seal store closures as part of a turn-around strategy.

Interest expense, net

(in millions)

	26 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2005
Interest expense, net	$17.7	$15.0	562.4%	$2.7
Percentage of net sales	7.0%		5.8%	1.2%

We incurred interest expense, net, of $17.7 million in the 26 weeks ended July 29, 2006, comprised of:

•	A net write-off of $18.1 million of unamortized debt discount, deferred financing costs and accrued interest upon investor conversions into Class A common stock of $22.5 million of our secured convertible notes;

•	Non-cash interest expense of $1.0 million with respect to our secured convertible notes comprised of annual interest at 3.76% and discount amortization;

•	Amortization of deferred financing costs of $0.5 million associated with the placement of the Facility, term loan and secured convertible notes;

•	A non-cash credit of $0.3 million to interest expense to recognize the decrease in market value during the period of a derivative liability resulting from a “change in control” put option held by the investors in our secured convertible notes; and;

•	Non-cash interest expense of $0.2 million to write-off unamortized deferred financing costs and cash interest expense of $0.1 million for a prepayment penalty upon our repayment of the $8.0 million term loan in March 2006;

•	Interest expense of $0.2 million under the Facility, for an $8.0 million term loan, plus related Facility, appraisal and amendment fees; and

•	Interest income of $2.1 million from investment of cash.

In the 26 weeks ended July 30, 2005, we incurred interest expense, net, of $2.7 million, comprised of $0.5 million associated with the Facility and the term loan thereunder, $1.2 million of interest expense on our $10.0 million bridge loan, $1.0 million of interest on our secured convertible notes, $0.9 million of deferred financing cost and discount amortization, and $0.1 million of appraisal and amendment fees related to the Facility, partially offset by $0.8 million of interest income from investment of cash and a non-cash credit of $0.2 million to recognize the decrease in market value of derivative liabilities.

Provision for income taxes

(in millions)

	26 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2005
Provision for income taxes	—	$0.4	100.0%	$0.4

We ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning with our second quarter of fiscal 2004. We did not recognize income tax benefits for deferred tax assets related to net operating losses generated during the 26-week period ended July 29, 2006, as we continue to believe it to be more likely than not that we will not generate sufficient taxable income to realize these deferred tax assets. We currently estimate an effective tax rate of approximately 4.0% to 5.0% for fiscal 2006. However, we did not recognize a current income tax benefit for the 26 weeks ended July 29, 2006, because we have not yet demonstrated a recent history of profitability to create an expectation that such tax benefit will be realized during the year. During the 26-week period ended July 29, 2006, we generated a nominal income tax benefit pertaining to past income tax audit matters.

During the 26 weeks ended July 30, 2005, we incurred a provision for income taxes of $0.4 million to write off certain state tax receivables we no longer believe to be realizable.

Accretion of non-cash dividends on convertible preferred stock

In the 26 weeks ended July 30, 2005, we issued 24,600 shares of our Series C Convertible Preferred Stock, with a stated value of $24.6 million. We initially recorded this preferred stock at a discount of $23.3 million. During the 26 weeks ended July 30, 2005, we immediately accreted this discount in its entirety in the form of a deemed non-cash preferred stock dividend since the preferred stock is immediately convertible and has no stated redemption date.

Liquidity and Capital Resources

Net cash used in operating activities was $3.8 million for the 26 weeks ended July 29, 2006, compared to net cash used in operating activities of $20.9 million for the same period last year. For the 26 weeks ended July 29, 2006, operating cash flows were directly impacted by net non-cash items (primarily stock compensation expense, depreciation and amortization, and amortization of debt discount and deferred financing costs) of $31.3 million, partially offset by our net loss of $9.3 million, an increase in merchandise inventories, net of merchandise accounts payable, of $18.6 million due to seasonal inventory build and opportunistic purchases in advance of the fall season, and a use of cash from changes in other operating assets and liabilities of $7.2 million due to seasonal fluctuations and a continued run-off of our deferred rent liability. Our increase in merchandise inventories resulted primarily from seasonal build for the back-to-school selling season and opportunistic advance purchases of certain fall season items that we began to distribute to our stores in August.

For the 26 weeks ended July 29, 2006, net cash used in investing activities of $2.3 million was comprised primarily of capital expenditures. Capital expenditures for the period were primarily for store relocations and remodeling for our Wet Seal concept and for various information technology projects. We estimate that, in fiscal 2006, capital expenditures will be approximately $20 million, primarily for the construction of approximately 35 new stores and remodeling of existing stores.

We do not expect store closures in 2006 other than those associated with natural lease expirations for which an acceptable renewal cannot be negotiated. Accordingly, we have not incurred lease buyout or termination fees during the 26 weeks ended July 29, 2006, and do not anticipate incurring any such fees through the remainder of fiscal 2006.

For the 26 weeks ended July 29, 2006, net cash used in financing activities was $13.0 million, comprised primarily of the repayment of our $8.0 million term loan and common stock repurchases of $7.1 million, partially offset by $2.1 million in proceeds from investor exercises of common stock warrants. Under our existing share repurchase program, we had authorization to purchase up to 3,353,100 additional shares as of July 29, 2006. Repurchases are at our option and can be discontinued at any time.

Total cash and cash equivalents at July 29, 2006, was $77.6 million, compared to $96.8 million at January 28, 2006. Our working capital at July 29, 2006, increased to $70.5 million from $68.9 million at January 28, 2006, due primarily to our increase in merchandise inventories and our decrease in accrued liabilities, partially offset by our decrease in cash and increase in merchandise accounts payable during the 26 weeks ended July 29, 2006.

As of July 29, 2006, we had a $50.0 million senior secured revolving credit facility consisting of a $50.0 million revolving line of credit with a $50.0 million sub-limit for letters of credit. Additional information regarding the Facility is contained in Note 4, “Senior Credit Facility, Secured Convertible Notes and Convertible Preferred Stock and Common Stock Warrants,” of the Notes to Condensed Consolidated Financial Statements.

At July 29, 2006, the amount outstanding under the Facility consisted of $4.5 million in open documentary letters of credit related to merchandise purchases and $1.3 million in standby letters of credit. At July 29, 2006, we had $44.2 million available for cash advances and/or for the issuance of additional letters of credit. Our ability to borrow and request the issuance of letters of credit is also subject to the requirement that we maintain an excess of our borrowing base over the outstanding credit extensions of not less than the lesser of 15% of such borrowing base or $5.0 million. At July 29, 2006, we were in compliance with all covenant requirements related to the Facility.

On August 14, 2006, we replaced the Facility with the Amended and Restated Credit Agreement to provide for a senior revolving credit facility of $35.0 million, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Restated Credit Agreement. In addition to extending the current agreement term from May 2007 to May 2011, the Restated Credit Agreement provides us, subject to the satisfaction of certain conditions precedent, with the ability to make certain levels of investments, acquisitions and common stock repurchases without lender consent, and reduces our letter of credit and other facility fees. Under the Restated Credit Agreement, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Restated Credit Agreement is the prime rate or, we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability under the Restated Credit Agreement at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of August 14, 2006. We also incur fees on outstanding letters of credit under the Restated Credit Agreement in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The Restated Credit Agreement ranks senior in right of payment to our secured convertible notes. Borrowings under the Restated Credit Agreement are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by our wholly owned subsidiary, Wet Seal GC, Inc.

We believe we will have sufficient cash to meet our operating and capital requirements for the next twelve months. However, we cannot assure that we will not experience future declines in comparable store sales or experience other events that negatively affect our operating results. Such decline could result in a reduction in our operating cash flows and a decrease in or elimination of excess availability under our Restated Credit Agreement, which could force us to seek alternatives to address our cash constraints, including seeking additional debt and/or equity financing.

Seasonality and Inflation

Our business is seasonal in nature with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending in mid-September, historically accounting for a large percentage of our sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly more than 30% of our annual sales. We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we cannot be certain that our business will not be affected by inflation in the future.

Statement Regarding Forward-Looking Disclosure

Certain sections of this Quarterly Report on Form 10-Q, including the preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations or beliefs concerning future events.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At July 29, 2006, no borrowings were outstanding under the Facility. As of July 29, 2006, we are not a party to any derivative financial instruments, except as discussed in “Market Risk – Change in Value of our Common Stock” immediately below.

We contract for and settle all purchases in US dollars, and we currently directly import less than 20% of our merchandise inventories. Thus, we consider the effect of currency rate changes to be indirect and, given the small amount of imported product, we believe the effect of a major shift in currency exchange rates would be insignificant to our results.

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

In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in our common stock price, and changes in risk-free interest rates, our expected dividend yield and expected returns on our common stock could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in our condensed consolidated statements of operations. During the 13 weeks ended April 29, 2006, there was a $0.3 million decrease in the fair value of this derivative, which we recognized as a decrease to the carrying value of the derivative liability and a reduction of interest expense in the condensed consolidated statements of operations. There was no change in the fair value of the derivative during the 13 weeks ended July 29, 2006.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 29, 2006, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Between August 26, 2004, and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California, or the Court, on behalf of persons who purchased our common stock between January 7, 2003, and August 19, 2004. We and certain of our former directors and executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, we failed to disclose and misrepresented material adverse facts that were known to us or disregarded by us. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that we violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning our prospects to stem ongoing losses in our Wet Seal concept and return that business to profitability. The consolidated complaint also alleges that our former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of our common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. We filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against us in the lawsuit. However, plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. We filed a motion to dismiss the amended complaint on January 25, 2006, and a court hearing is scheduled for October 2006. There can be no assurance that this litigation will be resolved in a favorable manner. We are vigorously defending this litigation and are unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at July 29, 2006.

On February 8, 2005, we announced that the Securities and Exchange Commission (the “Commission”) had commenced an informal, non-public inquiry regarding our company. We indicated that the Commission’s inquiry generally related to the events and announcements regarding our 2004 second quarter earnings and the sale of our stock by La Senza Corporation and its affiliates during 2004. The Commission advised us that on April 19, 2005, it issued a formal order of investigation in connection with its review of matters relating to our company. On July 5, 2006, we received a notice from the Pacific Regional Office of the Commission indicating the Commission had terminated its formal investigation with no enforcement action recommended.

On July 19, 2006, a class action complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. We were named as defendants. The complaint alleges violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission with respect to paying employees all overtime wages due, observing meal and rest periods and maintaining proper records of wages earned and rates of pay. The complaint seeks class certification, compensatory damages, costs, attorney’s fees, injunctive relief and such other and further relief that the Superior Court may deem just and proper. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at July 29, 2006.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of our pending litigation, we are adequately covered by insurance; however, certain other matters may exist or arise for which we do not have insurance coverage. As of July 29, 2006, we were not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2006 to May 27, 2006	—	—	—	4,328,100
May 28, 2006 to July 1, 2006	200,000	$4.57	200,000	4,128,100
July 2, 2006 to July 29, 2006	775,000	$4.56	775,000	3,353,100

Total	975,000	$4.62	975,000	3,353,100

(1)	On October 1, 2002, the Company’s Board of Directors authorized the repurchase of up to 5.4 million of the outstanding shares of the Company’s Class A common stock, which was announced on October 2, 2002. There is currently no expiration date for the repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our most recent Annual Meeting on June 6, 2006. Following is a brief description of the proposals voted upon at the meeting and the tabulation of the voting therefore:

Proposal – Election of Directors.

Directors	For	Withheld	Broker Non- Votes
Jonathan Duskin	64,273,434	393,060	—
Sidney M. Horn	64,147,671	518,823	—
Harold D. Kahn	64,045,771	620,723	—
Kenneth M. Reiss	64,148,831	517,663	—
Alan Siegel	58,002,915	6,663,579	—
Joel N. Waller	64,274,659	391,835	—
Henry D. Winterstern	64,148,671	517,823	—
Michael Zimmerman	64,170,759	495,735	—

	For	Withheld	Broker Non- Votes
Proposal - To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for fiscal year 2006.	64,500,384	166,110	—

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Second Supplemental Indenture entered into between our company and the Bank of New York, dated as of June 21, 2006.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC.
(REGISTRANT)

Date: September 7, 2006	By:	/s/ Joel N. Waller
Joel N. Waller
President and Chief Executive Officer

Date: September 7, 2006	By:	/s/ John J. Luttrell
John J. Luttrell
Executive Vice President and Chief Financial Officer