Form 10-K/A
period 2006-01-28
WET SEAL INC
filed 2006-12-12
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer:  ☐            Accelerated filer:  ☒            Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

PART III of this Annual Report incorporates information by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders that was filed with the SEC on May 3, 2006.

THE WET SEAL, INC.

Annual Report on Form 10-K/A

For the Fiscal Year Ended January 28, 2006

EXPLANATORY NOTE

The Wet Seal, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (the “2005 10-K”), originally filed on April 13, 2006, to restate its consolidated balance sheets as of January 28, 2006, and January 29, 2005, its consolidated statements of operations, statements of cash flows and statements of stockholders’ equity for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, and the related disclosures. Please refer to Note 20 to the accompanying consolidated financial statements for additional information.

Since the summer of 2006, several United States public companies have issued press releases announcing the restatement of their financial statements due to errors in their accounting for grants of stock options to employees, members of their boards of directors, and other service providers. Many other companies also announced they were looking into their past practices related to the granting of stock options. On September 19, 2006, the Office of the Chief Accountant of the Securities and Exchange Commission (the “Office”) issued a letter to industry describing the Office’s views on historical stock option accounting issues. In light of these events, the audit committee of the Company’s board of directors initiated a review of the Company’s historical stock option granting practices from 1990, the year in which the Company became a public registrant, through August 2006. The review was conducted with the assistance of outside accounting consultants and reviewed by legal counsel. The review was concluded on December 7, 2006.

During the course of this review, the Company identified six instances in which the Company had established measurement dates for accounting purposes for “mass” stock option grants to a broad base of executives, non-executive employees and non-employee directors prior to the completion of all granting actions required for the individual recipients and number of shares granted to be considered fixed and unchangeable for accounting purposes (the “measurement date”). The Company determined that the accounting needs to be adjusted for four of these mass grants, exercisable into a total of 3,367,375 shares of Class A common stock, due to increases in the Company’s common stock price from the originally determined measurement dates to the correct measurement dates. The pre-tax impact of these accounting adjustments on the consolidated statements of operations is approximately $4.2 million, which should have been recorded within general and administrative expenses over the period from fiscal 2001 through fiscal 2006.

Similarly, the Company also identified errors with respect to the measurement dates used for accounting purposes for stock option grants to 20 individual executives, non-executive employees and non-employee directors, exercisable into a total of 590,750 shares of Class A common stock, due to delayed completion of granting actions or existence of documentation supporting a different measurement date, and for which the Company’s common stock price increased from the originally used measurement dates to the corrected measurement dates. Accordingly, the Company determined that the accounting also needs to be adjusted for these grants. The pre-tax impact of these accounting adjustments on the consolidated statements of operations is approximately $0.2 million, which should have been recorded within general and administrative expenses over the period from fiscal 1998 through fiscal 2006.

No current executive officers or current members of the board of directors of the Company realized income from any of the option grants requiring adjustment. The audit committee believes that the errors discovered during the review were not the result of a pattern of anyone attempting to receive an improper benefit or to improve the reported financial results of the Company.

During the second quarter of fiscal 2006, the Company also identified a fiscal 1999 purchase accounting misallocation between goodwill and deferred income tax assets, which resulted in an overstatement of goodwill amortization of approximately $0.4 million and an understatement of provisions for deferred income taxes of approximately $2.9 million, which should have been recorded in selling, general and administrative expenses and provision for income taxes, respectively, over the period from fiscal 1999 through fiscal 2004. The Company previously concluded these misstatements were quantitatively and qualitatively immaterial; however, the Company has corrected such misstatements as part of this restatement. Lastly, the Company also included in this restatement the correction of certain other previously unrecorded quantitatively and qualitatively immaterial accounting adjustments that had the effect of increasing the Company’s loss from continuing operations by a total of $0.4 million over the period from fiscal 2002 through fiscal 2005.

This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in its consolidated financial statements. Furthermore, except as discussed above, the Company has not modified or updated disclosures presented in the 2005 10-K in this Form 10-K/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the 2005 10-K or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by these restatements is unchanged and reflects the disclosures made at the time of the original filing of the 2005 10-K on April 13, 2006. Events occurring after the filing of the 2005 10-K or other disclosures necessary to reflect subsequent events are addressed in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended April 29, 2006, and July 29, 2006, and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2006, which have been filed concurrently with the filing of this Form 10-K/A, and any reports filed with the Securities and Exchange Commission subsequent to the date of this filing.

This Form 10-K/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the 2005 10-K. The following items have been amended as a result of the restatements described above:

Part II – Item 6 – Selected Financial Data

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8 – Financial Statements and Supplementary Data

Part II – Item 9A – Controls and Procedures

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

All references to “we,” “our,” “us,” and “our company” in this Annual Report mean The Wet Seal, Inc. and its wholly owned subsidiaries. All references in this Annual Report to “fiscal 2005,” “fiscal 2004” and “fiscal 2003” mean the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively. Our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our corporate web site, www.wetsealinc.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission, or the Commission. Our Code of Conduct is also located within the Corporate Information section of our corporate website. These documents are also available in print to any stockholder who requests a copy from our Investor Relations department. The public may also read and copy any materials that we have filed with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, these materials may be obtained from the Commission at the website maintained by the SEC at sec.gov. The content of our websites (www.wetsealinc.com, www.wetseal.com, and www.ardenb.com) is not intended to be incorporated by reference in this Annual Report.

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

Statement Regarding Forward Looking Disclosure and Risk Factors

Certain sections of this Annual Report on Form 10-K/A, including “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act, which represent our expectations or beliefs concerning future events.

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

Price Range of Stock

The following table reflects the high and low closing sale prices of our Class A common stock as reported by NASDAQ for the last two fiscal years:

Quarter	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$4.29	$2.22	$9.24	$5.51
Second Quarter	$6.93	$3.23	$6.68	$4.07
Third Quarter	$6.00	$3.96	$4.60	$0.74
Fourth Quarter	$5.50	$4.23	$2.32	$1.45

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

Plan category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,670,563	$7.82	3,229,506
Equity compensation plans not approved by security holders	—	—	—

Total	3,670,563	$7.82	3,229,506

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

Item 6. Selected Financial Data

See the “Explanatory Note” to this Amendment No. 1 to our Annual Report on Form 10-K/A and Note 20 to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements as of January 28, 2006, January 29, 2005, and January 31, 2004, and for each of the three fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004. We have also revised the selected financial data provided for the fiscal years ended February 1, 2003, and February 2, 2002, to reflect the correction of the errors described in those sections of this report.

Five-Year Financial Summary

(In thousands, except per share and per square foot amounts, ratios, share data, store data and square footage data)

Fiscal Year	2005	2004	2003	2002	2001
Fiscal Year Ended	January 28, 2006 (As Restated) (5)	January 29, 2005 (As Restated) (5)	January 31, 2004 (As Restated) (5)	February 1, 2003(6)	February 2, 2002(6)
Operating Results
Net sales	$500,807	$435,582	$517,870	$590,624	$590,221
Cost of sales	$339,483	$377,664	$420,520	$414,174	$396,878
Gross margin	$161,324	$57,918	$97,350	$176,450	$193,343
Selling, general and administrative expenses	$171,988	$162,047	$160,224	$169,218	$147,320
Operating (loss) income	$(16,170)	$(161,905)	$(62,874)	$7,232	$46,023
(Loss) income before provision (benefit) for income taxes	$(29,032)	$(164,080)	$(61,287)	$10,309	$51,150
(Loss) income from continuing operations	$(29,362)	$(194,762)	$(40,014)	$6,642	$31,639
Loss from discontinued operations, net of income taxes(1)	$—	$(6,967)	$(8,300)	$(4,161)	$(1,402)
Net (loss) income	$(29,362)	$(201,729)	$(48,314)	$2,481	$30,237
Accretion of non-cash dividends on convertible preferred stock	$(23,317)	$—	$—	$—	$—
Net (loss) income attributable to common stockholders	$(52,679)	$(201,729)	$(48,314)	$2,481	$30,237
Per Share Data
Net (loss) income attributable to common stockholders, basic(2)	$(1.19)	$(5.99)	$(1.62)	$0.08	$1.02
Net (loss) income attributable to common stockholders, diluted(2)	$(1.19)	$(5.99)	$(1.62)	$0.08	$0.99
Weighted-average shares outstanding, basic(2)	44,340,894	33,698,912	29,748,888	30,044,673	29,601,368
Weighted-average shares outstanding, diluted(2)	44,340,894	33,698,912	29,748,888	31,078,549	30,514,802
Other Financial Information
Cash, cash equivalents and investments	$96,806	$71,702	$63,457	$94,845	$132,301
Working capital	$69,176	$26,886	$38,567	$64,473	$77,191
Ratio of current assets to current liabilities	2.2	1.4	1.8	2.2	2.1
Total assets	$181,055	$161,492	$262,452	$305,680	$313,322
Long-term debt, including current portion(3)	$19,824	$30,388	$—	$—	$—
Total stockholders’ equity	$64,470	$37,053	$166,728	$209,182	$205,180
Other Operating Information
Number of stores open at year end	400	502	604	606	571
Number of stores acquired during the year	—	—	—	—	18
Number of stores opened during the year	11	8	31	69	51
Number of stores closed during the year	113	110	33	34	50
Square footage of leased store space at year end	1,498,638	1,920,460	2,273,349	2,279,517	2,212,146
Average sales per square foot of leased space	$330	$203	$228	$267	$269
Average sales per store	$1,236	$768	$861	$1,027	$1,043
Comparable store sales—continuing operations increase (decrease)(1)(4)	44.7%	(13.0)%	(16.4)%	(5.5)%	4.7%

(1)	The Zutopia concept was designated as a discontinued operation, which had an insignificant impact on the comparable store sales.
(2)	Net (loss) income per share and the weighted-average shares outstanding have been adjusted to account for the three-for-two stock split on July 24, 2001, and subsequent three-for-two stock split on May 9, 2002.

(3)	Long-term debt is presented net of unamortized discount of $35.6 million and $44.3 million for fiscal 2005 and fiscal 2004, respectively.
(4)	“Comparable store sales” for fiscal 2001 were calculated by excluding sales during the last week of fiscal 2000 (a 53-week year) in order to make fiscal 2000 comparable. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation.
(5)	See Note 20 of the Notes to Consolidated Financial Statements for a discussion of the restatement.
(6)	The consolidated financial statements as of and for fiscal 2002 and fiscal 2001 have been restated. The restated amounts for these years are unaudited. The selected financial data for fiscal 2002 and fiscal 2001, and the unaudited results for fiscal 2000, 1999 and 1998, have been restated to reflect adjustments related to the restatement described in Note 20 of the Notes to Consolidated Financial Statements included in this Form 10-K/A. The restatement adjustments correct errors related to (i) stock-based compensation expense not previously recorded for certain stock option grants and the related income tax effects in fiscal 1998 through fiscal 2002, (ii) an incorrect purchase price allocation between goodwill and deferred income taxes for a fiscal 1999 acquisition, which resulted in overstatements of amortization of goodwill within selling, general and administrative expenses in fiscal 1999 through fiscal 2001 and understatements of provisions for deferred income taxes in fiscal 1999 through fiscal 2002, (iii) a previously unadjusted insignificant accrual for interest payable in fiscal 2002 and (iv) prior year typographical errors in presentation of cost of sales, gross margin and income before provision for income taxes in the selected financial data for fiscal 2001. The restatement adjustments resulted in a decrease in income from continuing operations from amounts previously reported of $1.5 million and $0.4 million for fiscal years 2002 and 2001, respectively. The cumulative effect of the restatement adjustments for fiscal 2000 and prior was an increase in income from continuing operations from amount previously reported of $26,000. The cumulative adjustments through fiscal 2002 are reflected as adjustments to the beginning balances of paid-in capital, deferred stock compensation and accumulated deficit in the consolidated statement of stockholders’ equity for fiscal 2003. The following table summarizes the corrections described above for the fiscal 2002 and fiscal 2001 selected financial data (in thousands except per share amounts and ratios):

Fiscal Year	2002			2001
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Operating Results
Cost of sales	$414,174	$—	$414,174	$413,671	$(16,793)	$396,878
Gross margin	176,450	—	176,450	176,550	16,793	193,343
Selling, general and administrative expenses	167,120	2,098	169,218	146,715	605	147,320
Operating income	9,330	(2,098)	7,232	46,628	(605)	46,023
Income before provision for income taxes	12,444	(2,135)	10,309	51,759	(609)	51,150
Income from continuing operations	8,105	(1,463)	6,642	32,081	(442)	31,639
Net income	3,944	(1,463)	2,481	30,679	(442)	30,237
Net income attributable to common stockholders	3,944	(1,463)	2,481	30,679	(442)	30,237
Per Share Data
Net income attributable to common stockholders, basic(2)	$0.13	$(0.05)	$0.08	$1.04	$(0.02)	$1.02
Net income attributable to common stockholders, diluted(2)	$0.13	$(0.05)	$0.08	$1.01	$(0.02)	$0.99
Other Operating Information
Working capital	$64,509	$(36)	$64,473	$77,191	—	$77,191
Ratio of current assets to current liabilities	2.1	0.1	2.2	2.0	0.1	2.1
Total assets	$304,686	$994	$305,680	$312,950	$372	$313,322
Total stockholders’ equity	$208,226	$956	$209,182	$204,808	$372	$205,180

Restated Pro Forma Disclosures of Stock-Based Compensation Prior to Fiscal 2003

The financial information set forth below reflects our restated pro forma disclosures made in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” for fiscal 2002 and fiscal 2001 related to the stock compensation expense restatements discussed in Note 20 of the Notes to Consolidated Financial Statements included in this Form 10-K/A:

Fiscal Year	2002	2001
Income from continuing operations, as restated	$6,642	$31,639
Add: Stock-based employee compensation expense reported in income from continuing operations, net of related tax effects	1,502	802
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(7,947)	(4,817)

Pro forma income from continuing operations	$197	$27,624

Pro forma net income per share, basic:
As restated	$0.22	$1.07
Pro forma	0.01	0.93
Pro forma net income per share, diluted:
As restated	0.21	1.04
Pro forma	0.01	0.91

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below in this Item 7 has been amended to reflect the restatement as described in the Explanatory Note to this amended Annual Report on Form 10-K/A and in Note 20 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K/A. The following discussion and analysis contains forward-looking statements which involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Statements Regarding Forward Looking Disclosures and Risk Factors” included elsewhere in this Form 10-K/A.

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

Cash flow and liquidity (working capital)—We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. We expect that our cash on hand and cash flows from operations will be sufficient to finance operations without borrowing under our senior credit facility for at least the next 12 months.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A. The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

Through our Wet Seal concept, we have a Frequent Buyer program that entitles the customer to receive a 10% to 20% discount on all purchases made during the 12-month program period. The revenue from the annual membership fee of $20.00 is non-refundable. Membership fee revenue is recognized on a straight-line basis over the 12-month membership period, which approximates the spending pattern under the program. Discounts received by customers on purchases using the Frequent Buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $7.0 million and $3.3 million at January 28, 2006, and January 29, 2005, respectively.

We introduced a customer loyalty program in our Arden B. concept in August 2004. Under the program, customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed at any time for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales as points are accumulated by the customer. The program has been in effect for only 18 months, resulting in our having limited history for assessing redemption patterns. However, we have anticipated partial non-redemption of awards based on the program’s redemption history to date. The unearned revenue for this customer loyalty program is recorded in accrued liabilities on the consolidated balance sheets and was $6.2 million and $3.5 million at January 28, 2006, and January 29, 2005, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if we modify the terms of the program in a way that affects expected redemption value and levels, we could record adjustments to the unearned revenue accrual, which would affect sales.

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

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we use assumptions for items such as comparable store sales, store count growth rates, the rate of inflation and the discount rate we consider to represent our weighted-average cost of capital and/or the market discount rate for acquisitions of retail businesses.

If our assumptions used in performing the impairment test prove inaccurate, the fair value of our goodwill may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. As of January 28, 2006, goodwill was $3.5 million, of which the entire amount is directly associated with the Arden B. concept. Based on the January 28, 2006, analysis, we determined that no impairment of the Company’s goodwill had occurred. However, based on the results of the January 29, 2005, analysis, we wrote down the carrying value of goodwill as of January 29, 2005, by $0.3 million, which was recorded within asset impairments in the consolidated statements of operations.

Stock-Based Compensation

We have various stock-based compensation arrangements that provide options, warrants, restricted stock grants and performance shares to certain employees, non-employee directors, consultants, lenders and landlords. Through fiscal 2005, we have elected to account for stock-based compensation to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which utilizes the intrinsic value method of accounting for stock-based compensation. For certain of our stock-based compensation arrangements, we also apply other accounting guidance, including EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” As discussed in Note 1 of Notes to Consolidated Financial Statements included elsewhere within this Annual Report on Form 10-K/A, during the first quarter of fiscal 2006, we will begin to account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” We estimate that the adoption of SFAS No. 123(R) will result in our incurring approximately $2.8 million in stock-based compensation expense in fiscal 2006 that would not have been incurred under APB No. 25. This estimate is based upon various assumptions, including an estimate of the number of share-based awards that will be granted, cancelled or expired during fiscal 2006, as well as future stock prices. These assumptions are highly subjective and changes in these assumptions would materially affect our estimates. In addition, our net income will continue to be reduced by compensation expense for share-based awards to non-employees.

The application of these accounting standards may require initial valuations and periodic re-valuations of the equity instruments we have issued as stock-based compensation. These initial valuations and re-valuations may require consideration of our then common stock price and estimates that include future common stock price volatility, risk-free interest rates and anticipated annual dividends. In fiscal 2005, 2004, and 2003, we recognized stock-based compensation expenses of $24.6 million, $1.7 million and $2.0 million, respectively. If our Class A common stock price fluctuates or the assumptions we use to value such equity instruments change, we may record charges or credits, which may be significant, to increase or decrease the amount of expense recognized for stock-based compensation.

Recovery of Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and our historical operating performance, management concluded that it was more likely than not that we would not realize our net deferred tax assets. As a result of this conclusion, we reduced to zero our net deferred tax assets by establishing a tax valuation allowance of $100.4 million in fiscal 2004. In addition, we have discontinued recognizing income tax benefits in the consolidated statements of operations until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets.

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

Store Closures

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We completed our inventory liquidation sales and the closing of 153 Wet Seal stores in March 2005. During fiscal 2005, we also closed an additional nine Wet Seal stores, of which one was due to lease expiration, and closed five Arden B. stores, which were all due to lease expirations. We believe future closures for at least the next 12 months will primarily be the result of lease expirations where we decide not to extend, or are unable to extend, a store lease. During fiscal 2005, we took net charges of $4.5 million related to the estimated lease termination costs for the store closures that occurred in our fiscal quarter ended April 30, 2005, and related liquidation fees and expenses, partially offset by a benefit related to the write-off of deferred rent associated with these stores.

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

As described more fully in Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A, based on valuations of the Series E warrants, the Registration Rights Agreement associated with the Preferred Stock and the beneficial conversion feature of the Preferred Stock, we recorded the Preferred Stock at a discount of approximately $23.3 million, with such discount also recorded as an increase to paid-in capital. Because the Preferred Stock is immediately convertible and has no stated redemption date, we recognized the $23.3 million discount on the Preferred Stock as a non-cash deemed dividend in its entirety on May 3, 2005. The non-cash dividend is recognized in our consolidated statements of operations as a reduction to arrive at net loss attributable to common stockholders.

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

The following table sets forth selected statements of operations data as a percentage of net sales for the fiscal year indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales
Fiscal Year	2005	2004	2003
Fiscal Year Ended	January 28, 2006	January 29, 2005	January 31, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.8	86.7	81.2

Gross margin	32.2	13.3	18.8
Selling, general and administrative expenses	34.3	37.2	30.9
Store closure costs	0.9	3.8	—
Asset impairment	0.2	9.5	—

Operating loss	(3.2)	(37.2)	(12.1)
Interest (expense) income, net	(2.6)	(0.5)	0.3

Loss before provision (benefit) for income taxes	(5.8)	(37.7)	(11.8)
Provision (benefit) for income taxes	0.1	7.0	(4.1)

Loss from continuing operations	(5.9)	(44.7)	(7.7)
Loss from discontinued operations, net of income taxes	—	(1.6)	(1.6)

Net loss	(5.9)	(46.3)	(9.3)
Accretion of non-cash dividends on convertible preferred stock	(4.6)	—	—

Net loss attributable to common stockholders	(10.5)%	(46.3)%	(9.3)%

Fiscal 2005 compared to Fiscal 2004

Net Sales

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Net sales	$500.8	$65.2	15.0%	$435.6
Comparable store sales			44.7%

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

Cost of Sales

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Cost of sales	$339.5	$(38.2)	(10.1)%	$377.7
Percent of net sales	67.8%		(18.9)%	86.7%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, inspection costs, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales, in dollars and as a percent to sales, decreased due to:

•	The positive effect of higher average store sales on design, buying, planning and allocation and occupancy costs;

•	Significantly lower markdown volume, at cost (12.1% of sales during fiscal 2005 versus 20.3% of sales during fiscal 2004), due primarily to benefits from the new merchandising approach in our Wet Seal stores; and

•	The volume impact of having a lower average number of stores open in fiscal 2005 versus fiscal 2004 due mainly to the effect of the Wet Seal turn-around strategy.

Selling, General and Administrative Expenses (SG&A)

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Selling, general and administrative expenses	$172.0	$10.0	6.1%	$162.0
Percent of net sales	34.3%		(2.9)%	37.2%

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

General and administrative expenses increased approximately $21.3 million over last year to $58.1 million. As a percentage of sales, general and administrative expenses were 11.6%, or 3.1%, as a percentage of sales, higher than a year ago. The following contributed to the current year increase in general and administrative expenses:

•	$2.8 million in cash charges and $22.2 million in non-cash stock compensation charges incurred under the terms of the consulting and stock award agreements we executed with Michael Gold in July 2005;

•	An increase in Board of Director fees of $0.5 million, primarily associated with non-cash stock compensation; and

•	An increase of $0.4 million of provisions for estimated costs of state sales and use tax audits.

Offset by the following decreases:

•	A $1.5 million incurrence of consulting expenses in the prior year associated with our assessment of strategic alternatives at that time versus no similar charges in the current year;

•	A $1.0 million decrease in salaries, wages, bonuses and benefits primarily due to lower head count and the incurrence of $1.9 million of employee retention bonuses in the prior year, partially offset by a $2.5 million increase in performance bonuses due to our significantly improved financial performance in the current year;

•	A $0.6 million decrease in computer maintenance costs;

•	A $0.3 million decrease in fees incurred for the audits of our consolidated financial statements and of our internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002; and

•	A $1.6 million decrease in severance charges, due to $2.7 million in severance charges in the prior year related to the resignation of our former CEO and our former Wet Seal concept president, which was partially offset by $1.1 million in severance charges in the current year related to the resignation of the company’s former CFO, an Executive Vice President and certain other employees.

Store Closure Costs

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Store closure costs	$4.5	$(11.9)	(72.5)%	$16.4
Percent of net sales	0.9%		(2.9)%	3.8%

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

Asset Impairment

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Asset impairment	$1.0	$(40.4)	97.6%	$41.4
Percent of net sales	0.2%		(9.3)%	9.5%

Based on our quarterly assessments of the carrying value of long-lived assets conducted in accordance with SFAS No. 144, in fiscal 2005, we identified seven stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values. We incurred non-cash charges of $1.0 million to write down these stores to their respective fair values, as well as to write-down the value of certain capital additions made to previously impaired stores.

During fiscal 2004, we recorded impairment charges of $41.4 million, including impairment of goodwill, on certain long-lived assets, primarily as a result of disappointing sales results for the “Back-To-School” period, our then expectations for operating results for the balance of fiscal 2004 and recent historical results.

Interest (Expense) Income, Net

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Interest (expense) income, net	$(12.9)	$(10.7)	(491.4)%	$(2.2)
Percent of net sales	(2.6)%		(2.1)%	(0.5)%

We incurred net interest expense of $12.9 million in fiscal 2005 comprised of:

•	Interest expense of $1.2 million under our senior credit facility, or the Facility, for our $8.0 million term loan, which bears interest at prime plus 7%, plus related Facility, appraisal and amendment fees. The term loan was repaid in full on March 23, 2006.

•	A net write-off of $8.8 million of unamortized debt discount, deferred financing costs and accrued interest upon investor conversions into Class A common stock of $10.4 million of our $56.0 million of secured convertible notes issued in the January 2005 private placement financing.

•	Interest expense of $1.2 million incurred through the May 2005 repayment date on our $10.0 million bridge loan, which had an annual rate of interest of 25.0%.

•	Non-cash interest expense of $3.0 million with respect to our convertible notes issued in the January 2005 private placement financing, which includes both an annual interest rate of 3.76%, which we have elected to add to principal, and discount amortization.

•	Amortization of deferred financing costs of $1.0 million associated with the placement of the Facility, term loan and secured convertible notes.

•	Non-cash credits of $0.2 million to interest expense to recognize the decrease in market value during the period of derivative liabilities resulting from a “change in control” put option held by the investors in our convertible notes and the registration rights agreement associated with our Series C Convertible Preferred Stock.

•	Interest income of $2.1 million from investment of excess cash.

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

Provision (Benefit) for Income Taxes

	2005	Change From Prior Fiscal Year		2004
	(in millions)
Provision for income taxes	$0.3	$(30.4)	(98.9)%	$30.7

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

In fiscal 2004, we incurred a benefit for current income taxes of $1.9 million and a provision for deferred income taxes of $32.6 million. The provision for deferred income taxes was comprised of the establishment of a tax valuation allowance of $43.5 million against all of our deferred tax assets, partially offset by a benefit to income taxes of $10.9 million recognized prior to our decision last year to cease recognizing such benefits. The tax valuation allowance was deemed necessary in light of disappointing sales results, our expectations at that time for weak future operating results and our historical operating performance. We established this tax valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires deferred tax assets to be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future. Also, see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for discussion of limitations on our ability to utilized net operating loss carryforwards.

Accretion of Non-Cash Dividends on Convertible Preferred Stock

As discussed further in Note 7 of Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K/A, during fiscal year 2005 we issued 24,600 shares of the Preferred Stock, with a stated value of $24.6 million. We initially recorded the Preferred Stock at a discount of $23.3 million. We immediately accreted this discount in its entirety in the form of a non-cash dividend on Preferred Stock since the Preferred Stock is immediately convertible and has no stated redemption date.

Fiscal 2004 compared to Fiscal 2003

Net Sales

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Net sales	$435.6	$(82.3)	(15.9)%	$517.9
Comparable store sales			(13.0)%

Our net sales decreased primarily as a result of lower comparable store sales and fewer stores in operation in fiscal 2004 versus fiscal 2003.

•	Comparable store sales continued their decline as a result of a decrease in customer transactions of 22.8% in our Wet Seal concept. The effect of lower transactions was somewhat offset by higher average dollar sales in both Wet Seal and Arden B. concepts. Average dollar sale increased due to an 11.7% increase in units purchased, while average unit retail price was approximately 1.0% lower than the prior year.

•	Sales were lower by approximately $23.7 million due to fewer stores in operation in fiscal 2004 (see “store closure costs” for further discussion).

Cost of Sales

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Cost of sales	$377.7	$(42.8)	(10.2)%	$420.5
Percent of net sales	86.7%		5.5%	81.2%

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

•	Cost of sales declined as a result of fewer stores in operation and our decline in comparable store sales.

•	Cost of sales as a percent to sales increased as a result of the impact lower sales volume had on markdowns, store occupancy, inventory shrink and other fixed costs in cost of sales.

Selling, General and Administrative Expenses (SG&A)

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Selling, general and administrative expenses	$162.0	$1.8	1.1%	$160.2
Percent of net sales	37.2%		6.3%	30.9%

In fiscal 2004, SG&A spending was moderately higher than in the prior year. However, reductions in store level operating expenses, due to store closures and lower comparable store sales, were offset by higher levels of spending in general and administrative expenses. The lower sales volume accounted for 3.6% of the 6.3% increase in the SG&A percentage of sales. The following items contributed to the increase in SG&A percentage of sales:

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

Interest (Expense) Income, Net

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Interest (expense) income, net	$(2.2)	$3.8	237.1	$1.6
Percent of net sales	(0.5)%		(0.8)%	0.3%

We incurred interest expense of $2.2 million as a result of:

•	The expansion of our Facility to accommodate our $8.0 million term loan on September 22, 2004, which bears interest at prime plus 7%, and senior secured credit facility fees, resulting in interest expense of $0.7 million.

•	The addition of our $10.0 million Bridge Loan on November 9, 2004, with an annual rate of interest of 25.0%, resulting in interest expense of approximately $0.7 million.

•	The issuance of our $56.0 million of secured convertible notes on January 14, 2005, with an annual interest rate of 3.76% and related discount amortization, resulting in interest expense of approximately $0.3 million.

•	Amortization of deferred financing costs of $1.0 million associated with the above and our senior secured credit facility.

•	Interest income of approximately $0.5 million related to our investment holdings that were liquidated during fiscal 2004.

Provision (Benefit) for Income Taxes

	2004	Change From Prior Fiscal Year		2003
	(in millions)
Provision (benefit) for income taxes	$30.7	$52.0	—	$(21.3)
Effective tax rate	(17.9)%			34.7%

For the year ended January 29, 2005, we incurred a benefit for current income taxes of $1.9 million and a provision for deferred income taxes of $32.6 million. The provision for deferred income taxes was comprised of the establishment of a tax valuation allowance of $43.5 million against all of our deferred tax assets, partially offset by a benefit to income taxes of $10.9 million recognized prior to our decision to cease recognizing such benefits.

We established this tax valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires deferred tax assets to be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future. The ability to utilize net operating loss carryforwards is limited under various provisions of the Internal Revenue Code. (See Note 2 in Notes to Consolidated Financial Statements).

Loss from Discontinued Operations, Net of Income Taxes

Our company closed 31 Zutopia stores during the first two quarters of fiscal 2004. The loss of $7.0 million reflects the operating losses during the year ended January 29, 2005, including lease termination costs.

Liquidity and Capital Resources

Net cash provided by operating activities was $11.0 million for fiscal 2005, compared to net cash used in operating activities of $77.4 million for the same period last year. For fiscal 2005, operating cash flows were directly impacted by net non-cash charges (primarily stock compensation, depreciation and amortization, amortization of debt discount and deferred financing costs and payment-in-kind interest expense) of $52.3 million, partially offset by cash used in changes in other operating assets and liabilities of $11.9 million, including an increase in merchandise inventories, net of merchandise accounts payable, of $3.6 million, and payment of $15.5 million in store closure costs associated with our closure of 153 Wet Seal stores in late fiscal 2004 and early fiscal 2005, partially offset by our net loss of $29.4 million,. At January 28, 2006, the net owned inventory ratio was 1.83 compared to the ratio of 1.76 on January 29, 2005. The slight increase in the inventory ratio was due to shorter vendor credit terms. While we believe we could now obtain longer credit terms with several vendors as a result of our improved financial performance, we continue to maintain shorter credit terms in order to take advantage of favorable purchase discounts.

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

Total cash and cash equivalents at January 28, 2006, was $96.8 million, compared to $71.7 million at January 29, 2005. Our working capital at January 28, 2006, increased to $69.2 million from $26.9 million at January 29, 2005, due primarily to our increase in cash and cash equivalents and repayment of our bridge loan during fiscal 2005.

As of January 28, 2006, we had a $58.0 million secured revolving credit facility. The Facility consists of a $50.0 million senior secured revolving line-of-credit with a $50.0 million sublimit for letters of credit, and an $8.0 million junior secured term loan. Additional information regarding the Facility is contained in Note 6, “Bridge Loan Payable, Long-Term Debt and Secured Convertible Notes,” of the Notes to Consolidated Financial Statements.

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

As a result of our operating losses over the past three years, primarily those in fiscal 2004 and fiscal 2003, we experienced a tightening of credit extended to us by vendors, factors, and others for merchandise and services. The impact of this credit tightening required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. All of these factors led us to seek additional financing for the purpose of executing our turn-around strategy, funding future negative cash flows from operations, satisfying working capital needs, funding capital expenditures in fiscal 2005 and improving our creditworthiness. During fiscal 2004, we raised approximately $92.7 million in net proceeds through a series of financings to meet our cash needs. In addition, on May 3, 2005, we completed a private placement of convertible preferred stock and common stock warrants and received the net proceeds outlined in the above discussion about net cash provided by financing activities. See Note 7, “Convertible Preferred Stock and Common Stock Warrants,” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A for additional information regarding this transaction.

For fiscal 2005, we experienced a comparable store sales increase of 44.7%. This comparable store sales increase was the first in over two years, and resulted primarily from our new merchandise approach in our Wet Seal stores, a key component of our turn-around strategy that we initiated in January 2005. In light of our improvement in comparable store sales and our cash position of $96.8 million at January 28, 2006, we believe, if current sales trends continue, we will have sufficient cash to meet our operating and capital requirements for the next 12 months. However, we cannot assure you that we will not experience future declines in comparable store sales.

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

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS No. 123 methodology and amounts. Prior periods presented do not require restatement. This statement is effective for the first fiscal year beginning after June 15, 2005. We will be adopting this pronouncement during the first quarter of our fiscal 2006, at which time we will begin to record stock-based compensation expense, based on the fair values of awards on their respective measurement dates, over the remaining vesting period for prior stock option grants and certain other stock awards to employees that are not fully vested as of the end of fiscal 2005. The adoption of SFAS No. 123(R) could also have a significant adverse effect on our results of operations and earnings per share to the extent we continue to make share-based payments. We estimate that the adoption of SFAS No. 123(R) will result in our incurring approximately $2.8 million in stock compensation expense in fiscal 2006 that we would not have incurred under the applicable accounting standards in effect through the end of fiscal 2005. This estimate is based upon various assumptions, including an estimate of the number of share-based awards that will be granted, cancelled or expired during 2006, as well as our future stock prices. These assumptions are highly subjective and changes in these assumptions would materially affect our estimates. In addition, our net income will continue to be reduced by compensation expense for share-based awards to non-employees and performance share and restricted stock grants to employees.

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

Market Risk—Change in Value of our Common Stock

Our notes (see Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A) contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require us to redeem all or a portion of the notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of our Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. We account for this derivative at fair value on the consolidated balance sheets within other long-term liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determine the fair value of the derivative instrument each period using both the Black-Scholes model and the Monte-Carlo simulation model. Such models are complex and require significant judgments in the estimation of fair values in the absence of quoted market prices. Changes in the fair market value of the derivative liability are recognized in earnings.

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

In connection with the restatement of our financial statements resulting from our errors in historical stock option accounting practices, as described in Note 20 of the Notes to Consolidated Financial Statements, and the filing of this Form 10-K/A, our management, with the participation of our Chief Executive Officer and Chief Financial officer, re-evaluated the effectiveness of our disclosure controls and procedures. In conducting their re-evaluation, our Chief Executive Officer and Chief Financial Officer considered the nature and timing of our successful remediation of material weaknesses in internal control over financial reporting during the fiscal year ended January 28, 2006, as discussed below in Changes in Internal Control Over Financial Reporting, relative to the findings from our management’s current review of our historical stock option accounting practices and the resulting restatement. In doing so, our Chief Executive Officer and Chief Financial Officer concluded that the remediation efforts completed during the fiscal year ended January 28, 2006, in particular our finance and accounting staff additions to improve our technical accounting expertise and implementation of improved stock option granting procedures, not only addressed other material weaknesses in internal control over financial reporting that had existed as of January 29, 2005, the end of the prior fiscal year, but also effectively remediated the material weakness in internal control that gave rise to the historical stock option accounting errors. Based upon their re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2006 of the Company, and our report dated April 13, 2006 (December 12, 2006, as to the effects of the restatement discussed in Note 20), expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

April 13, 2006

Item 9B. Other Information

None.

PART III

I t e m s 10 through 14 are incorporated by reference to our definitive proxy statement that was filed with the Commission on May 3, 2006.

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

Signatures	Title	Date Signed
/s/ JOEL N. WALLER Joel N. Waller	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	December 12, 2006

/s/ JOHN J. LUTTRELL John J. Luttrell	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 12, 2006

/s/ JONATHAN DUSKIN Jonathan Duskin	Director	December 12, 2006

/s/ SIDNEY M. HORN Sidney M. Horn	Director	December 12, 2006

/s/ HAROLD D. KAHN Harold D. Kahn	Director	December 12, 2006

/s/ KENNETH M. REISS Kenneth M. Reiss	Director	December 12, 2006

/s/ ALAN SIEGEL Alan Siegel	Director	December 12, 2006

/s/ HENRY D. WINTERSTERN Henry D. Winterstern	Director	December 12, 2006

/s/ MICHAEL ZIMMERMAN Michael Zimmerman	Director	December 12, 2006

THE WET SEAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-2

FINANCIAL STATEMENTS:
Consolidated balance sheets as of January 28, 2006 (as restated), and January 29, 2005 (as restated)	F-3
Consolidated statements of operations for the fiscal years ended January 28, 2006 (as restated), January 29, 2005 (as restated), and January 31, 2004 (as restated)	F-4
Consolidated statements of stockholders’ equity for the fiscal years ended January 28, 2006 (as restated), January 29, 2005 (as restated), and January 31, 2004 (as restated)	F-5
Consolidated statements of cash flows for the fiscal years ended January 28, 2006 (as restated), January 29, 2005 (as restated), and January 31, 2004 (as restated)	F-6
Notes to consolidated financial statements	F-8

FINANCIAL STATEMENT SCHEDULES:
All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

The Wet Seal, Inc.

We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 20, the accompanying consolidated financial statements as of January 28, 2006 and January 29, 2005, and for each of the three years in the period ended January 28, 2006, have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

April 13, 2006 (December 12, 2006, as to the effects of the restatement discussed in Note 20)

THE WET SEAL, INC.

CONSOLIDATED BALANCE SHEETS

	January 28, 2006 (as restated, see Note 20)	January 29, 2005 (as restated, see Note 20)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,806	$71,702
Income taxes receivable	136	547
Other receivables	2,683	2,978
Merchandise inventories	25,475	18,372
Prepaid expenses and other current assets	3,953	3,918

Total current assets	129,053	97,517

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	74,786	85,873
Furniture, fixtures and equipment	48,734	52,848
Leasehold rights	5	778

	123,525	139,499
Less accumulated depreciation and amortization	(79,888)	(85,508)

Net equipment and leasehold improvements	43,637	53,991

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $2,869 and $968, at January 28, 2006, and January 29, 2005, respectively	3,236	4,893
Other assets	1,633	1,595
Goodwill	3,496	3,496

Total other assets	8,365	9,984

TOTAL ASSETS	$181,055	$161,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—merchandise	$13,953	$10,435
Accounts payable—other	9,883	9,941
Accrued liabilities	36,041	39,678
Bridge loan payable, including accrued interest of $577 at January 29, 2005	—	10,577

Total current liabilities	59,877	70,631

LONG-TERM LIABILITIES:
Long-term debt	8,000	8,000
Secured convertible notes, including accrued interest of $1,801 and $87 at January 28, 2006, and January 29, 2005, respectively, and net of unamortized discount of $35,562 and $44,276, at January 28, 2006, and January 29, 2005, respectively	11,824	11,811
Deferred rent	23,996	31,124
Other long-term liabilities	3,228	2,873

Total long-term liabilities	47,048	53,808

Total liabilities	106,925	124,439

CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 9,660 and no shares issued and outstanding at January 28, 2006, and January 29, 2005, respectively	9,660	—

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 63,636,643 and 38,188,233 shares issued and outstanding at January 28, 2006, and January 29, 2005, respectively	6,364	3,819
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no and 423,599 shares issued and outstanding at January 28, 2006, and January 29, 2005, respectively	—	42
Paid-in capital	222,000	144,231
Deferred stock compensation	(5,518)	(5,342)
Accumulated deficit	(158,376)	(105,697)

Total stockholders’ equity	64,470	37,053

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,055	$161,492

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 28, 2006 (as restated, see Note 20)	January 29, 2005 (as restated, see Note 20)	January 31, 2004 (as restated, see Note 20)
	(In thousands, except share data)
Net sales	$500,807	$435,582	$517,870
Cost of sales	339,483	377,664	420,520

Gross margin	161,324	57,918	97,350
Selling, general and administrative expenses	171,988	162,047	160,224
Store closure costs	4,517	16,398	—
Asset impairment	989	41,378	—

Operating loss	(16,170)	(161,905)	(62,874)
Interest (expense) income, net	(12,862)	(2,175)	1,587

Loss before provision (benefit) for income taxes	(29,032)	(164,080)	(61,287)
Provision (benefit) for income taxes	330	30,682	(21,273)

Loss from continuing operations	(29,362)	(194,762)	(40,014)
Loss from discontinued operations, net of income taxes	—	(6,967)	(8,300)

Net loss	(29,362)	(201,729)	(48,314)
Accretion of non-cash dividends on convertible preferred stock (Note 7)	(23,317)	—	—

Net loss attributable to common stockholders	$(52,679)	$(201,729)	$(48,314)

Net loss per share, basic and diluted:
Continuing operations	$(1.19)	$(5.78)	$(1.34)
Discontinued operations	—	(0.21)	(0.28)

Net loss	$(1.19)	$(5.99)	$(1.62)

Weighted-average shares outstanding, basic and diluted	44,340,894	33,698,912	29,748,888

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Paid-In Capital	Deferred Stock Compensation	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at February 1, 2003 (as previously reported)	24,836,386	$2,484	4,804,249	$480	$59,471	$(435)	$146,226	$208,226
Prior period adjustments in connection with restatement (see Note 20)	—	—	—	—	8,889	(6,053)	(1,880)	956

Balance at February 1, 2003 (as restated, see Note 20)	24,836,386	$2,484	4,804,249	$480	$68,360	$(6,488)	$144,346	$209,182
Stock issued pursuant to long-term incentive plans	13,926	1	—	—	(1)	—	—	—
Deferred stock compensation pursuant to long-term incentive plans	—	—	—	—	112	(112)	—	—
Cancellation of deferred stock compensation due to employee terminations (as restated, see Note 20)	—	—	—	—	(3,573)	3,573	—	—
Amortization of deferred stock compensation (as restated, see Note 20)	—	—	—	—	—	997	—	997
Variable stock compensation expense (as restated, see Note 20)	—	—	—	—	181	—	—	181
Modification to terms of stock options	—	—	—	—	806	—	—	806
Exercise of stock options	572,573	57	—	—	3,829	—	—	3,886
Tax benefit related to exercise of stock options (as restated, see Note 20)	—	—	—	—	844	—	—	844
Repurchase/Retirement of common stock	(124,500)	(12)	—	—	(842)	—	—	(854)
Shares converted from Class B to Class A	301,416	30	(301,416)	(30)	—	—	—	—
Net loss (as restated, see Note 20)	—	—	—	—	—	—	(48,314)	(48,314)

Balance at January 31, 2004 (as restated, see Note 20)	25,599,801	2,560	4,502,833	450	69,716	(2,030)	96,032	166,728
Stock issued pursuant to long-term incentive plans	2,451,175	245	—	—	(245)	—	—	—
Deferred stock compensation pursuant to long-term incentive plans (as restated, see Note 20)	—	—	—	—	6,648	(6,648)	—	—
Cancellation of deferred stock compensation due to employee terminations (as restated, see Note 20)	—	—	—	—	(1,709)	1,709	—	—
Amortization of deferred stock compensation (as restated, see Note 20)	—	—	—	—	—	1,627	—	1,627
Variable stock compensation credit (as restated, see Note 20)	—	—	—	—	(181)	—	—	(181)
Modification to terms of stock options	—	—	—	—	269	—	—	269
Exercise of stock options	31,523	3	—	—	186	—	—	189
Shares converted from Class B to Class A	4,079,234	408	(4,079,234)	(408)	—	—	—	—
Sale of Class A common stock	6,026,500	603	—	—	18,542	—	—	19,145
Beneficial conversion feature of secured convertible notes	—	—	—	—	30,100	—	—	30,100
Issuance of common stock warrants	—	—	—	—	20,905	—	—	20,905
Net loss (as restated, see Note 20)	—	—	—	—	—	—	(201,729)	(201,729)

Balance at January 29, 2005 (as restated, see Note 20)	38,188,233	3,819	423,599	42	144,231	(5,342)	(105,697)	37,053
Stock issued pursuant to long-term incentive plans	8,481,893	848	—	—	(848)	—	—	—
Deferred stock compensation—non-employee performance shares	—	—	—	—	550	(550)	—	—
Deferred stock compensation pursuant to long-term incentive plans (as restated, see Note 20)	—	—	—	—	2,079	(2,079)	—	—
Cancellation of deferred stock compensation due to employee terminations (as restated, see Note 20)	—	—	—	—	(595)	595	—	—
Amortization of deferred stock compensation (as restated, see Note 20)	—	—	—	—	—	2,419	—	2,419
Deferred stock compensation—stock issued in lieu of rent	365,000	37	—	—	1,029	(1,066)	—	—
Amortization of deferred stock compensation—stock issued in lieu of rent	—	—	—	—	—	200	—	200
Exercise of stock options	501,000	50	—	—	881	—	—	931
Exercise of common stock warrants	3,753,284	376	—	—	7,006	—	—	7,382
Shares converted from Class B to Class A	423,599	42	(423,599)	(42)	—	—	—	—
Beneficial conversion feature of convertible preferred stock	—	—	—	—	14,692	—	—	14,692
Issuance of common stock warrants	—	—	—	—	8,509	—	—	8,509
Conversions of convertible preferred stock into common stock	4,980,000	498	—	—	14,442	—	—	14,940
Transaction costs for convertible preferred stock and other equity securities	—	—	—	—	(1,574)	—	—	(1,574)
Conversions of convertible notes into common stock	6,943,634	694	—	—	9,721	—	—	10,415
Stock-based compensation—non-employee performance shares	—	—	—	—	21,877	305	—	22,182
Net loss	—	—	—	—	—	—	(29,362)	(29,362)
Accretion of non-cash dividends on convertible preferred stock	—	—	—	—	—	—	(23,317)	(23,317)

Balance at January 28, 2006 (as restated, see Note 20)	63,636,643	$6,364	—	$—	$222,000	$(5,518)	$(158,376)	$64,470

See accompanying notes to consolidated financial statements.

5

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 28, 2006 (as restated, see Note 20)	January 29, 2005 (as restated, see Note 20)	January 31, 2004 (as restated, see Note 20)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,362)	$(201,729)	$(48,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations, net of tax	—	6,967	8,300
Depreciation and amortization	11,810	22,147	28,160
Amortization of discount on secured convertible notes	9,214	244	—
Amortization of deferred financing costs	1,901	968	—
Amortization of stock payment in lieu of rent	200	—	—
Adjustment of derivatives to fair value	(216)	—	—
Interest added to principal of bridge loan payable and secured convertible notes	2,999	—	—
Store closure costs	262	3,209	—
Asset impairment	989	41,378	—
Loss on disposal of equipment and leasehold improvements	500	976	1,193
Deferred income taxes	—	32,455	(14,532)
Stock-based compensation	24,601	1,715	1,984
Tax benefit related to exercise of stock options	—	—	844
Changes in operating assets and liabilities:
Income taxes receivable	411	10,648	366
Other receivables	295	(1,614)	2,542
Merchandise inventories	(7,103)	10,682	1,832
Prepaid expenses and other current assets	(189)	448	8,295
Other non-current assets	(38)	(387)	394
Accounts payable and accrued liabilities	(615)	7,695	(5,151)
Income taxes payable	—	(1,752)	1,752
Deferred rent	(4,597)	(3,772)	4,431
Other long-term liabilities	(45)	267	(2,122)

Net cash provided by (used in) operating activities of continuing operations	11,017	(69,455)	(10,026)
Net cash used in operating activities of discontinued operations	—	(7,940)	(905)

Net cash provided by (used in) operating activities	11,017	(77,395)	(10,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(5,418)	(7,143)	(21,343)
Investment in marketable securities	—	—	(16,122)
Proceeds from sale of marketable securities	—	49,482	37,194
Proceeds from sale of furniture, fixtures and equipment	117	362	—

Net cash (used in) provided by investing activities of continuing operations	(5,301)	42,701	(271)
Net cash used in investing activities of discontinued operations	—	—	(273)

Net cash (used in) provided by investing activities	(5,301)	42,701	(544)

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years Ended
	January 28, 2006 (as restated, see Note 20)	January 29, 2005 (as restated, see Note 20)	January 31, 2004 (as restated, see Note 20)
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	—	—	21,515
Repayments of line of credit borrowings	—	—	(21,515)
Proceeds from issuance of debt	—	18,000	—
Proceeds from issuance of secured convertible notes and common stock warrants	—	56,000	—
Proceeds from issuance of convertible preferred stock and common stock warrants	24,600	—	—
Payment of deferred financing costs	(89)	(6,949)	—
Payment of convertible preferred stock transaction costs	(1,574)	—	—
Repayment of bridge loan payable	(11,862)	—	—
Repurchase of common stock	—	—	(854)
Proceeds from exercise of stock options	931	189	3,886
Proceeds from sale of common stock, net	—	25,630	—
Proceeds from exercise of common stock warrants	7,382	—	—

Net cash provided by financing activities	19,388	92,870	3,032

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,104	58,176	(8,443)
CASH AND CASH EQUIVALENTS, beginning of year	71,702	13,526	21,969

CASH AND CASH EQUIVALENTS, end of year	$96,806	$71,702	$13,526

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,177	$1,596	$31
Income taxes	—	$234	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Allocation of a portion of proceeds from issuance of convertible preferred stock to beneficial conversion feature	$14,692	—	—
Allocation of a portion of proceeds from issuance of convertible preferred stock to Registration Rights Agreement	$116	—	—
Conversion of 14,940 shares of convertible preferred stock into 4,980,000 shares of Class A common stock	$14,940	—	—
Conversion of convertible notes into 6,943,634 shares of Class A common stock	$10,415	—	—
Allocation of a portion of proceeds from issuance of secured convertible notes to beneficial conversion feature	—	$30,100	—
Issuance of common stock warrants	$8,509	$20,905	—
Conversions of Class B common stock to Class A common stock	$42	$408	$30
Restricted stock grants pursuant to long-term incentive plans	$2,021	$6,641	$112
Cancellation of restricted stock grants due to employee terminations	$557	$560	$191
Issuance of restricted stock to non-employee	$550	—	—
Common stock issued in lieu of rent	$1,066	—	—
Accretion of non-cash dividends on convertible preferred stock	$23,317	—	—
Purchase of equipment and leasehold improvements on account	$179	—	—

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

Costs incurred to obtain long-term financing are amortized over the terms of the respective debt agreements using the interest method. In addition, deferred financing costs associated with the Company’s secured convertible notes are expensed immediately, on a ratable basis, upon the conversion of portions of such notes into Class A common stock. Amortization expense included in interest expense and amortization of deferred financing costs was $1.9 million and $1.0 million during the fiscal years ended January 28, 2006, and January 29, 2005, respectively. The Company incurred no amortization of deferred financing costs during the fiscal year ended January 31, 2004.

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under the intrinsic value method, stock-based compensation associated with stock options and awards is determined as the difference, if any, between the current fair value of the related common stock on the measurement date and the price an employee must pay to exercise the award. Accordingly, stock-based compensation expense has been recognized for restricted stock grants as well as for stock options that were granted at prices that were below the fair market value of the related stock at the measurement date.

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

As a result of granting stock options with exercise prices below the fair value of the related common stock on the measurement date and restricted shares under the 2005 Stock Incentive Plan and other previously established plans, the Company has and will continue to incur non-cash stock-based compensation charges to its earnings over the vesting periods or when the restrictions lapse. Such charges were $24.6 million, $1.7 million and $2.0 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

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

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Loss from continuing operations:
As reported	$(29,362)	$(194,762)	$(40,014)
Add:
Stock-based employee compensation expense included in reported loss from continuing operations, net of related tax effects	2,419	1,715	1,290
Deduct:
Stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(6,990)	(6,288)	(4,938)

Pro forma loss from continuing operations	$(33,933)	$(199,335)	$(43,662)

Pro forma net loss per share, basic and diluted:
As reported	$(0.66)	$(5.78)	$(1.34)
Pro forma	$(0.77)	$(5.92)	$(1.47)

In December 2005, the Company’s Board of Directors approved the accelerated vesting of certain unvested and significantly “out of the money” stock options previously awarded to employees and officers with exercise prices equal to or greater than $19.00 per share. The Company will be required to recognize the expense associated with its outstanding unvested stock options, based on the fair values of such stock options on their respective measurement dates, upon adoption of SFAS No. 123(R), “Share-Based Payment” (see “New Accounting Pronouncements” within this Note 1), beginning in the

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 1: Summary of Significant Accounting Policies (Continued)

first quarter of fiscal 2006. As a result of this vesting acceleration, the Company expects to reduce the pre-tax expense it otherwise would have been required to record in connection with such stock options by approximately $0.4 million in fiscal 2006 and $0.1 million in fiscal 2007. The decision to accelerate vesting of these options resulted in an increase of $0.5 million to the “stock-based employee compensation expense determined under fair-value based method, net of related tax effects,” in the above table for fiscal 2005.

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

As of January 28, 2006, the Company’s only derivative financial instrument was an embedded derivative associated with the Company’s secured convertible notes (see Note 6). The gain or loss as a result of the change in fair value of the embedded derivative associated with the Company’s secured convertible notes is recognized in interest expense in the statements of operations each period.

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

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS No. 123 methodology and amounts. Prior periods presented do not require restatement. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will be adopting this pronouncement during the first quarter of fiscal 2006, at which time the Company will begin to record stock-based compensation expense, based on the fair values of awards on their respective measurement dates, over the remaining vesting period for prior stock option grants and certain other stock awards to employees that are not fully vested as of the end of fiscal 2005. The adoption of SFAS No. 123(R) could also have a significant effect on the Company’s results of operations and earnings per share to the extent the Company continues to make share-based payments. The Company estimates that the adoption of SFAS No. 123(R) will result in the Company incurring approximately $2.8 million in stock-based compensation expense in fiscal 2006 that would not have been incurred under APB No. 25. This estimate is based upon various assumptions, including an estimate of the number of share-based awards that will be granted, cancelled or expired during fiscal 2006, as well as future stock prices. These assumptions are highly subjective and changes in these assumptions would materially affect the Company’s estimates. In addition, the Company’s net income will continue to be reduced by compensation expense for share-based awards to non-employees and performance share and restricted stock grants to employees.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 2: Provision (Benefit) for Income Taxes

The components of the provision (benefit) for income taxes from continuing operations for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, are as follows (in thousands):

	January 28, 2006	January 29, 2005	January 31, 2004
Current:
Federal	$—	$(1,851)	$(10,142)
State	330	(104)	367

	330	(1,955)	(9,775)

Deferred:
Federal	(6,641)	(56,545)	(10,188)
State	(1,585)	(11,169)	(1,310)
Increase in valuation allowance	8,226	100,351	—

	—	32,637	(11,498)

	$330	$30,682	$(21,273)

The total provision (benefit) for income taxes for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, is as follows (in thousands):

	January 28, 2006	January 29, 2005	January 31, 2004
Continuing operations	$330	$30,682	$(21,273)
Discontinued operations	—	—	(4,676)

	$330	$30,682	$(25,949)

Reconciliations of the provision (benefit) for income taxes to the amount of the provision (benefit) that would result from applying the federal statutory rate of 35% to loss before provision (benefit) for income taxes for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, are as follows:

	January 28, 2006	January 29, 2005	January 31, 2004
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(2.6)	4.3	0.8
Tax exempt interest	—	—	0.4
Inventory contributions	—	—	(0.7)
Non-deductible interest on secured convertible notes	(15.0)	—	—
Other non-deductible expenses	(0.5)	(0.2)	(1.0)
Other	—	1.1	0.2
Valuation allowance	(18.0)	(58.1)	—

Effective tax rate	(1.1)%	(17.9)%	34.7%

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 2: Provision (Benefit) for Income Taxes (Continued)

The major components of the Company’s net deferred income tax asset at January 28, 2006, and January 29, 2005, are as follows (in thousands):

	January 28, 2006	January 29, 2005
Deferred rent	$4,184	$4,850
Merchandise inventories	1,596	579
Difference between book and tax basis of fixed assets	15,272	14,016
State income taxes	(5,746)	(5,190)
Supplemental employee retirement plan	1,176	1,663
Net operating loss and other tax attribute carryforwards	77,716	72,824
Deferred revenue	7,672	3,884
Accrued store closure costs	333	5,146
Non-employee performance stock compensation	4,324	601
Other	2,050	1,978

	108,577	100,351
Valuation allowance	(108,577)	(100,351)

Net deferred income tax asset	$—	$—

As a result of disappointing sales results during the fiscal 2004 back-to-school season and the Company’s historical operating losses, management concluded that it is more likely than not that the Company will not realize its net deferred tax assets. As a result, the Company established a valuation allowance for 100% of its net deferred income tax asset in fiscal 2004. In addition, the Company has discontinued recognizing income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As of January 28, 2006, and January 29, 2005, the valuation allowance was $108.6 million and $100.4 million, respectively.

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

The following summarizes the accrued store closure costs activity for the fiscal years ended January 28, 2006, and January 29, 2005 (in thousands):

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

The operating results of the Zutopia concept for the fiscal years ended January 29, 2005, and January 31, 2004, included in the accompanying consolidated statements of operations as loss from discontinued operations, net of income taxes, were as follows (in thousands):

	January 29, 2005	January 31, 2004
Net sales	$2,397	$16,394

Loss from discontinued operations	$(6,967)	$(7,549)
Loss on disposal of assets	—	(5,427)

Loss before income taxes	(6,967)	(12,976)
Income tax benefit	—	4,676

Loss from discontinued operations, net of income taxes	$(6,967)	$(8,300)

NOTE 5: Accrued Liabilities

Accrued liabilities consist of the following as of January 28, 2006, and January 29, 2005 (in thousands):

	January 28, 2006	January 29, 2005
Minimum rent and common area maintenance	$1,318	$1,986
Accrued wages, bonuses and benefits	6,443	4,954
Gift certificates, store credits, allowance for sales returns and frequent buyer and loyalty programs	21,601	13,997
Litigation reserve	—	328
Store closure costs	802	12,036
Sales and use taxes	2,140	1,555
Other	3,737	4,822

	$36,041	$39,678

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

During fiscal 2005, investors in the Preferred Stock converted $14.9 million of such preferred stock into 4,980,000 shares of Class A common stock, resulting in $9.7 million of Preferred Stock remaining outstanding as of January 28, 2006. Investors also exercised portions of outstanding Series B, C, D and E Warrants during fiscal 2005, in addition to the warrant exercises that occurred at the time the Preferred Stock was issued, resulting in issuance of 393,287 shares of Class A common stock in exchange for $1.0 million of proceeds to the Company.

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

NOTE 10: Long-Term Incentive Plans

Under the Company’s long-term incentive plans, (the 1996 Long-Term Incentive Plan, as amended, the 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, as amended) (the “Plans”), the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options. The 2005 Stock Incentive Plan was approved by the Company’s shareholders on January 10, 2005, as amended with shareholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. The Plans provide that the per-share exercise price of a stock option may not be less than the fair market value of the Company’s Class A common stock on the date the option is granted. However, as described more fully in Note 20 herein, the Company’s previous incorrect measurement date determinations for a portion of its stock option grants resulted in the per-share exercise price of certain stock options being below the per-share Class A common stock price on the correct measurement dates for accounting purposes. Options become exercisable over periods of up to five years and generally expire up to ten years from the date of grant or 90 days after employment or services are terminated. The Plans also provide that the Company may grant restricted stock and other stock-based awards. An aggregate of 21,087,500 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of January 28, 2006, 3,229,506 shares were available for future grants.

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

The weighted-average fair value per option granted in fiscal 2005, fiscal 2004 and fiscal 2003, based on the Black-Scholes option valuation method, was $3.19, $2.52 and $5.90, respectively. At January 28, 2006, January 29, 2005, and January 31, 2004, there were 1,837,147, 2,387,161, and 1,282,037 outstanding options exercisable at weighted-average exercise prices of $10.30, $8.56 and $10.75, respectively.

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

The Company values restricted stock grants to employees and non-executive directors at the market value of the shares as of the grant date, and recognizes stock-based compensation expense over the period the employee provides services. In conjunction with stock grants to employees and non-executive directors, the Company recorded stock compensation expense of $2.4 million, $1.7 million and $2.0 million for fiscal 2005, 2004 and 2003, respectively.

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

NOTE 12: Fair Value of Financial Instruments

The following table presents information on the Company’s financial instruments:

	January 28, 2006		January 29, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$96,806	$96,806	$71,702	$71,702
Other receivables	2,683	2,683	2,978	2,978
Financial liabilities:
Accounts payable	23,836	23,836	20,376	20,376
Embedded derivative instrument	400	400	500	500
Long-term debt	8,000	8,152	8,000	8,000
Secured convertible notes	11,824	167,143	11,811	83,253
Convertible preferred stock	9,660	17,710	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 15: Supplemental Employee Retirement Plan (Continued)

In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” the following presents a reconciliation of the SERP’s funded status and certain other SERP information (in thousands):

CHANGE IN BENEFIT OBLIGATION
	January 28, 2006	January 29, 2005
Benefit obligation at beginning of year	$2,194	$1,640
Service cost	—	82
Interest cost	124	103
Actuarial loss	154	369
Benefits paid	(238)	—

Benefit obligation at end of year	$2,234	$2,194

CHANGE IN PLAN ASSETS

	January 28, 2006	January 29, 2005
Fair value of plan assets at beginning of year	$—	$—
Actual return on assets	—	—
Employer contribution	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	$—	$—

Funded status	$(2,234)	$(2,194)
Unrecognized prior service cost	103	214
Unrecognized actuarial gain	(697)	(893)

Net amount recognized	$(2,828)	$(2,873)

Weighted-average assumptions:
Discount rate	5.50%	5.75%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a

AMOUNTS RECOGNIZED IN BALANCE SHEET

	January 28, 2006	January 29, 2005
Prepaid pension cost	$—	$—
Accrued benefit liability	(2,828)	(2,873)
Intangible asset (unrecognized prior service cost)	—	—
Accumulated other comprehensive loss	—	—

Net amount recognized	$(2,828)	$(2,873)

COMPONENTS OF NET PERIODIC PENSION COST

	January 28, 2006	January 29, 2005
Service cost—benefits earned during the year	$—	$82
Interest cost	124	103
Amortization of prior service cost	111	111
Amortization of actuarial gain	(42)	(33)

Net periodic pension cost	$193	$263

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 19: Unaudited Quarterly Financial Data

Summarized quarterly financial information for fiscal 2005 and 2004 is listed below. As discussed in Note 20, the consolidated financial statements for fiscal 2005 and 2004 have been restated.

As Restated:

	Fiscal 2005 Quarter Ended
	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
Net sales	$103,824	$126,284	$129,321	$141,378
Gross margin	$32,521	$41,490	$39,789	$47,524
Net loss	$(8,416)	$(11,653)	$(6,405)	$(2,888)
Accretion of non-cash dividends on convertible preferred stock	$—	$(23,317)	$—	$—
Net loss attributable to common stockholders	$(8,416)	$(34,970)	$(6,405)	$(2,888)
Net loss per share
Basic	$(0.23)	$(0.87)	$(0.13)	$(0.06)
Diluted	$(0.23)	$(0.87)	$(0.13)	$(0.06)
Weighted-average number of shares of common stock outstanding
Basic	36,672,903	40,364,750	47,611,059	52,482,225
Diluted	36,672,903	40,364,750	47,611,059	52,482,225
Cash dividends per share	$—	$—	$—	$—
Market price data
High	$4.29	$6.93	$6.00	$5.50
Low	$2.22	$3.23	$3.96	$4.23

As Previously Reported:
	Fiscal 2005 Quarter Ended
	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
Net sales	$103,824	$126,284	$129,321	$141,378
Gross margin	$32,553	$41,521	$39,821	$47,556
Net loss	$(8,550)	$(11,703)	$(6,454)	$(2,832)
Accretion of non-cash dividends on convertible preferred stock	$—	$(23,317)	$—	$—
Net loss attributable to common stockholders	$(8,550)	$(35,020)	$(6,454)	$(2,832)
Net loss per share
Basic	$(0.23)	$(0.87)	$(0.14)	$(0.05)
Diluted	$(0.23)	$(0.87)	$(0.14)	$(0.05)
Weighted-average number of shares of common stock outstanding
Basic	36,672,903	40,364,750	47,611,059	52,482,225
Diluted	36,672,903	40,364,750	47,611,059	52,482,225
Cash dividends per share	$—	$—	$—	$—
Market price data
High	$4.29	$6.93	$6.00	$5.50
Low	$2.22	$3.23	$3.96	$4.23

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 19: Unaudited Quarterly Financial Data (Continued)

As Restated:

	Fiscal 2004 Quarter Ended
	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
Net sales	$99,877	$105,679	$110,810	$119,216
Gross margin	$14,237	$10,820	$18,294	$14,567
Net loss	$(20,002)	$(109,528)	$(24,317)	$(47,882)
Net loss per share
Basic	$(0.66)	$(3.41)	$(0.67)	$(1.32)
Diluted	$(0.66)	$(3.41)	$(0.67)	$(1.32)
Weighted-average number of shares of common stock outstanding
Basic	30,118,007	32,120,915	36,160,657	36,396,070
Diluted	30,118,007	32,120,915	36,160,657	36,396,070
Cash dividends per share	$—	$—	$—	$—
Market price data
High	$9.24	$6.68	$4.60	$2.32
Low	$5.51	$4.07	$0.74	$1.45

As Previously Reported:

	Fiscal 2004 Quarter Ended
	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
Net sales	$99,877	$105,679	$110,810	$119,216
Gross margin	$14,237	$10,820	$18,294	$14,567
Net loss	$(19,972)	$(106,294)	$(24,247)	$(47,788)
Net loss per share
Basic	$(0.66)	$(3.31)	$(0.67)	$(1.31)
Diluted	$(0.66)	$(3.31)	$(0.67)	$(1.31)
Weighted-average number of shares of common stock outstanding
Basic	30,118,007	32,120,915	36,160,657	36,396,070
Diluted	30,118,007	32,120,915	36,160,657	36,396,070
Cash dividends per share	$—	$—	$—	$—
Market price data
High	$9.24	$6.68	$4.60	$2.32
Low	$5.51	$4.07	$0.74	$1.45

NOTE 20: Restatement of Previously Issued Financial Statements

Subsequent to the filing of its Annual Report on Form 10-K for the fiscal year ended January 28, 2006, the Company identified errors with respect to the measurement dates used for accounting purposes for six “mass” stock option grants to a broad base of executives, non-executive employees and non-employee directors. In four of these instances, the Company’s common stock price increased from the originally used measurement dates to the corrected measurement dates, resulting in intrinsic value to these stock options on the corrected measurement dates requiring recognition as stock compensation expense over the respective option vesting periods.

Similarly, management also identified errors with respect to the measurement dates used for accounting purposes for stock option grants made to 20 individual executives, non-executive employees and non-employee directors, for which the Company’s common stock price increased from the originally used measurement dates to the corrected measurement dates.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 20: Restatement of Previously Issued Financial Statements (Continued)

Management has determined that the aggregate non-cash stock compensation expense for the items noted above, which should have been recorded within selling, general and administrative expenses, is approximately $265,000, $191,000 and $1,043,000 for the fiscal years 2005, 2004 and 2003, respectively, and related increases in the provision for income taxes should have been approximately $0, $758,000 and $228,000 for the fiscal years 2005, 2004 and 2003, respectively.

During the second quarter of fiscal 2006, the Company also identified a fiscal 1999 purchase accounting misallocation between goodwill and deferred income tax assets, which resulted in an overstatement of goodwill amortization of approximately $0.4 million and an understatement of provisions for deferred income taxes of approximately $2.9 million, which should have been recorded in selling, general and administrative expenses and provision for income taxes, respectively, over the period from fiscal 1999 through fiscal 2004. The Company previously concluded these errors were quantitatively and qualitatively immaterial; however, the Company has corrected such errors as part of this restatement.

Lastly, the Company also included in this restatement the correction of the following quantitatively and qualitatively immaterial accounting errors previously unrecorded in fiscal 2004 and 2005:

•	Understated cost of sales of $0.1 million in fiscal 2005

•	Overstated professional services expenses of $0.4 million in fiscal 2005

•	Overstated interest expense of $0.1 million in fiscal 2005

•	Understated interest expense of $0.1 million in fiscal 2004

Effects of Restatement

To correct these errors, the Company has restated its beginning retained earnings as of February 1, 2003, its consolidated balance sheets as of January 28, 2006, and January 29, 2005, its consolidated statements of operations, statements of cash flows and statements of stockholders’ equity for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, and the notes to the consolidated financial statements for such periods as appropriate.

The following is a summary of the corrections described above (in thousands, except per share data.)

	Net Loss for the Fiscal Years Ended			Retained Earnings (Accumulated Deficit) as of February 1, 2003
	January 28, 2006	January 29, 2005	January 31, 2004
As Previously Reported	$(52,856)	$(198,301)	$(47,083)	$146,226
Adjustments:
Stock compensation expense, net of related income tax effects	(265)	(949)	(1,271)	(1,766)
Other, net of related income tax effects	442	(2,479)	40	(114)

(Decrease) Increase	177	(3,428)	(1,231)	(1,880	)(1)

As Restated	$(52,679)	$(201,729)	$(48,314)	$144,346

(1)	The impact of the errors described above on retained earnings/accumulated deficit was $(1,464), $(442), $2, $25, and $(1) for the fiscal years ended 2002, 2001, 2000, 1999 and 1998, respectively.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 20: Restatement of Previously Issued Financial Statements (Continued)

	Consolidated Balance Sheet
	As previously reported	Adjustments	As restated
As of January 28, 2006
Other receivables	$2,450	$233	$2,683
Prepaid expenses and other current assets	3,944	9	$3,953
Total current assets	128,811	242	129,053
Deferred financing costs, net	3,162	74	3,236
Goodwill	5,984	(2,488)	3,496
Total other assets	10,779	(2,414)	8,365
Total assets	183,227	(2,172)	181,055
Accounts payable – merchandise	13,584	369	13,953
Accrued liabilities	36,472	(431)	36,041
Total current liabilities	59,939	(62)	59,877
Total liabilities	106,987	(62)	106,925
Paid-in capital	217,698	4,302	222,000
Deferred stock compensation	(5,468)	(50)	(5,518)
Accumulated deficit	(152,014)	(6,362)	(158,376)
Total stockholders’ equity	66,580	(2,110)	64,470
Total liabilities and stockholders’ equity	183,227	(2,172)	181,055

	Consolidated Balance Sheet
	As previously reported	Adjustments	As restated
As of January 29, 2005
Deferred financing costs, net	$4,836	$57	$4,893
Goodwill	5,984	(2,488)	3,496
Total other assets	12,415	(2,431)	9,984
Total assets	163,923	(2,431)	161,492
Accrued liabilities	39,557	121	39,678
Total current liabilities	70,510	121	70,631
Total liabilities	124,318	121	124,439
Paid-in capital	139,949	4,282	144,231
Deferred stock compensation	(5,047)	(295)	(5,342)
Accumulated deficit	(99,158)	(6,539)	(105,697)
Total stockholders’ equity	39,605	(2,552)	37,053
Total liabilities and stockholders’ equity	163,923	(2,431)	161,492

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 20: Restatement of Previously Issued Financial Statements (Continued)

	Consolidated Statements of Operations
	As previously reported	Adjustments		As restated
		Stock Options	Other
Fiscal Year Ended January 28, 2006
Cost of sales	$339,356	$—	$127	$339,483
Gross margin	161,451	—	(127)	161,324
Selling, general and administrative expenses	172,154	265	(431)	171,988
Operating loss	(16,209)	(265)	304	(16,170)
Interest expense, net	(13,000)	—	138	(12,862)
Loss before provision for income taxes	(29,209)	(265)	442	(29,032)
Loss from continuing operations	(29,539)	(265)	442	(29,362)
Net loss	(29,539)	(265)	442	(29,362)
Net loss attributable to common stockholders	(52,856)	(265)	442	(52,679)

Fiscal Year Ended January 29, 2005
Selling, general and administrative expenses	$161,856	$191	$—	$162,047
Operating loss	(161,714)	(191)	—	(161,905)
Interest expense, net	(2,111)	—	(64)	(2,175)
Loss before provision for income taxes	(163,825)	(191)	(64)	(164,080)
Provision for income taxes	27,509	758	2,415	30,682
Loss from continuing operations	(191,334)	(949)	(2,479)	(194,762)
Net loss	(198,301)	(949)	(2,479)	(201,729)
Net loss attributable to common stockholders	(198,301)	(949)	(2,479)	(201,729)
Loss per share, basic and diluted:
Continuing operations	(5.68)	(0.03)	(0.07)	(5.78)
Net loss	(5.89)	(0.03)	(0.07)	(5.99)

Fiscal Year Ended January 31, 2004
Selling, general and administrative expenses	$159,181	$1,043	$—	$160,224
Operating loss	(61,831)	(1,043)	—	(62,874)
Interest income, net	1,550	—	37	1,587
Loss before benefit for income taxes	(60,281)	(1,043)	37	(61,287)
Benefit for income taxes	(21,498)	228	(3)	(21,273)
Loss from continuing operations	(38,783)	(1,271)	40	(40,014)
Net loss	(47,083)	(1,271)	40	(48,314)
Net loss attributable to common stockholders	(47,083)	(1,271)	40	(48,314)
Loss per share, basic and diluted:
Continuing operations	(1.30)	(0.04)	—	(1.34)
Net loss	(1.58)	(0.04)	—	(1.62)

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

NOTE 20: Restatement of Previously Issued Financial Statements (Continued)

	Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
Fiscal year ended January 28, 2006
Net loss	$(29,539)	$177	$(29,362)
Amortization of deferred financing costs	1,918	(17)	1,901
Stock-based compensation	24,336	265	24,601
Other receivables	528	(233)	295
Prepaid expenses and other current assets	(180)	(9)	(189)
Accounts payable and accrued liabilities	(432)	(183)	(615)

Fiscal year ended January 29, 2005
Net loss	$(198,301)	$(3,428)	$(201,729)
Amortization of deferred financing costs	1,025	(57)	968
Deferred income taxes	29,281	3,174	32,455
Stock-based compensation	1,524	191	1,715
Accounts payable and accrued liabilities	7,575	120	7,695

Fiscal year ended January 31, 2004
Net loss	$(47,083)	$(1,231)	$(48,314)
Deferred income taxes	(14,840)	308	(14,532)
Stock-based compensation	941	1,043	1,984
Accounts payable and accrued liabilities	(5,114)	(37)	(5,151)
Tax benefit related to exercise of stock options	927	(83)	844

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of our company(1)

3.1.1	Amendment to Restated Certificate of Incorporation of our company(9)

3.1.2	Amendment to Restated Certificate of Incorporation, as amended, of our company (incorporated by reference to Exhibit 3.1 of our company’s Current Report on Form 8-K filed on January 18, 2005)

3.1.3	Amendment to Restated Certificate of Incorporation, as amended, of our company(17)

3.2	Bylaws of our company(1)

4.1	Specimen Certificate of the Class A Stock, par value $.10 per share(1)

4.2	Specimen Certificate of the Class B Stock, par value $.10 per share(1)

4.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on May 3, 2005)

4.4	Amended and Restated Rights Agreement by and between our company and American Stock Transfer & Trust Company, dated August 17, 1999 (incorporated by reference to Exhibit 99.1 of our company’s Current Report on Form 8-K filed on September 9, 1999)

4.5	Indenture entered into between our company and The Bank of New York, dated as of January 14, 2005 (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on January 21, 2005)

4.5.1	Supplemental Indenture entered into between our company and The Bank of New York, dated as of March 1, 2006(17)

4.6	Form of Registered Global 3.67% Secured Convertible Note due January 14, 2012 issued by our company (incorporated by reference to Exhibit 4.8 of our company’s Registration Statement on Form S-3 filed on May 17, 2005)

4.7	Form of Warrant to Purchase Class A Common Stock issued by our company (incorporated by reference to Exhibit 99.2 of our company’s Current Report on Form 8-K filed on June 30, 2004)

4.8	Form of Series A Warrant issued by our company (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.9	Form of Series B Warrant issued by our company (incorporated by reference to Exhibit 10.5 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.10	Form of Series C Warrant issued by our company (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.11	Form of Series D Warrant issued by our company (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.12	Form of Series E Warrant issued by our company (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.1	Lease between our company and Foothill-Parkstone I, LLC, dated November 21, 1996(6)

10.2	1996 Long-Term Incentive Plan(5)

10.2.1	First Amendment to the 1996 Long-Term Incentive Plan(5)

10.2.2	Second Amendment to the 1996 Long-Term Incentive Plan(9)

10.3	Supplemental Executive Retirement Plan(6)

10.4	2000 Stock Incentive Plan(8)

Exhibit No.	Description

10.5	2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s final proxy statement on Form DEF 14A dated December 14, 2004)

10.5.1	Amendment to the 2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s final proxy statement on Form DEF 14A dated June 17, 2005)

10.6	Indemnification Agreement between our company and various executives and directors, dated January 3, 1995(3)

10.7	Form of Indemnification Agreement between our company and members of our board of directors(14)

10.8	Retention Agreement by and between our company and Jennifer Pritchard, dated September 27, 2004(13)(16)

10.9	Retention Agreement by and between our company and Allan Haims, dated October 28, 2004(13)(16)

10.10	Retention Agreement by and between our company and Douglas Felderman, dated October 28, 2004(13)(16)

10.11	Separation Agreement and General Release by and between our company and Douglas Felderman, dated August 31, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on September 7, 2005)

10.12	Retention Agreement by and between our company and Joseph Deckop, dated October 28, 200(13)(16)

10.13	Agreement and General Release between our company and Peter Whitford, dated November 4, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on November 10, 2004)

10.14	Employment Agreement between our company and Joel Waller, dated December 16, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on December 20, 2004)

10.15	Employment Agreement between our company and Gary White, dated March 28, 2005(15)

10.16	Employment Agreement between our company and Michael Gold, dated July 6, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on July 13, 2005)

10.17	Award Agreement between our company and Michael Gold, dated July 7, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on July 13, 2005)

10.18	Employment Agreement between our company and John Luttrell, dated December 5, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on December 9, 2005)

10.19	Employment Agreement between our company and Greg Gemette, effective as of March 13, 2006 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on March 17, 2006)

10.20	Form of Restricted Stock Agreement between our company and members of our board of directors (14)

10.21	Agency Agreement entered into between our company and certain of its affiliates and Hilco, dated December 31, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on January 5, 2005)(16)

10.22	Security Agreement entered into between our company and certain of its affiliates and Hilco, dated December 31, 2004 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 5, 2005)(16)

10.23	Agency Subordination Agreement entered into between our company and certain of its affiliates, Hilco, Fleet Retail Group, Inc. and S.A.C. Capital Associates, LLC, dated December 31, 2004 (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on January 5, 2005)(16)

10.24	Form of Securities Purchase Agreement between our company and certain investors, dated June 29, 2004 (incorporated by reference to Exhibit 99.2 of our company’s Current Report on Form 8-K filed on June 30, 2004)

Exhibit No.	Description

10.25	Amended and Restated Securities Purchase Agreement entered into among our company and the Investors, dated December 13, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on December 14, 2004)

10.25.1	Amendment No. 1 to Amended and Restated Securities Purchase Agreement entered into by and among our company and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.25.2	Amendment No. 2 to Amended and Restated Securities Purchase Agreement entered into by and among our company and the Investors, dated October 18, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on October 25, 2005)

10.26	Amended and Restated Registration Rights Agreement entered into among our company and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.26.1	Amendment and Waiver to Amended and Restated Registration Rights Agreement entered into among our company and the Investors, effective as of July 15, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 1, 2005)

10.27	Securities Purchase Agreement entered into by and among the Company and the Investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.27.1	Amendment to Securities Purchase Agreement entered into by and among the Company and the Investors, dated October 18, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on October 25, 2005)

10.28	Registration Rights Agreement entered into by and among the Company and the Investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.29	Waiver and Consent entered into by and among the Company and the Investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.5 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.30	Credit Agreement entered into between our company, our subsidiaries and certain of the Investors, dated November 9, 2004 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on November 12, 2004)(16)

10.30.1	First Amendment to Credit Agreement entered into by and among our company, our subsidiaries and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 21, 2005)(16)

10.30.2	Second Amendment to Credit Agreement entered into by and among our company, our subsidiaries and the Investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on May 3, 2005)(16)

10.31	Credit Agreement between our company, our subsidiaries and Fleet National Bank, dated May 26, 2004(12)

10.31.1	Amended and Restated Credit Agreement, dated September 22, 2004, by and among our company, Fleet Retail Group, Inc., Fleet National Bank, Back Bay Capital Funding LLC and each of the other lenders (collectively, the “Senior Lenders”) and borrowers party thereto(13)

10.31.2	Amended and Restated First Amendment to the Amended and Restated Credit Agreement entered into among our company, our subsidiaries and the Senior Lenders, dated December 13, 2004 (incorporated by reference to Exhibit 10.8 of our company’s Current Report on Form 8-K filed on December 14, 2004)

10.31.3	Second Amendment to Amended and Restated Credit Agreement entered into by and among our company, our subsidiaries and the Senior Lenders, dated January 14, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on January 21, 2005)

Exhibit No.	Description

10.31.4	Third Amendment to Amended and Restated Credit Agreement entered into by and among our company, our subsidiaries and the Senior Lenders, dated April, 2005 (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.32	Intercreditor and Lien Subordination Agreement entered into by and among our company, our subsidiaries, SAC (on behalf of the Investors) and the Senior Lenders, dated November 9, 2004 (incorporated by reference to Exhibit 10.13 of our company’s Current Report on Form 8-K filed on November 12, 2004)(16)

10.32.1	First Amendment to Intercreditor and Lien Subordination Agreement entered into by and among our company, certain subsidiaries of our company, certain of the Investors and certain of the Senior Lenders, dated January 14, 2005 (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on January 21, 2005)(16)

10.32.2	Second Amendment to Intercreditor and Lien Subordination Agreement entered into by and among our company, certain subsidiaries of our company, certain of the Investors and certain of the Senior Lenders, dated April 29, 2005 (incorporated by reference to Exhibit 10.9 of our company’s Current Report on Form 8-K filed on May 3, 2005)(16)

10.33	Amended and Restated Subordination Agreement entered into by and among our company, certain of the Senior Lenders, The Bank of New York and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on January 21, 2005)(16)

10.33.1	Amendment No. 1 to Amended and Restated Subordination Agreement entered into by and among our company, certain of the Senior Lenders, The Bank of New York and the Investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.10 of our company’s Current Report on Form 8-K filed on May 3, 2005)(16)

10.34	Bridge Subordination Agreement entered into by and among our company, certain of the Senior Lenders, The Bank of New York and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.5 of our company’s Current Report on Form 8-K filed on January 21, 2005)(16)

10.35	Subordination Agreement entered into by and among the Company, the Investors and Fleet Retail Group, Inc., as agent for the senior lenders, dated April 29, 2005 (incorporated by reference to Exhibit 10.8 of our company’s Current Report on Form 8-K filed on May 3, 2005)(16)

12.1	Statement of Computation of Ratios

14.1	The Wet Seal, Inc. Code of Conduct(11)

21.1	Subsidiaries of the registrant(4)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes exhibits incorporated by reference to our company’s Registration Statement File No. 33-34895.
(2)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1994.
(3)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995.
(4)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

(5)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.
(6)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
(7)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000.
(8)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.
(9)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.
(10)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.
(11)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.
(12)	Denotes exhibits incorporated by reference to our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004.
(13)	Denotes exhibits incorporated by reference to our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004.
(14)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.
(15)	Denotes exhibits incorporated by reference to our company’s Annual Report, as amended, on Form 10-K/A for the fiscal year ended January 29, 2005.
(16)	Our company no longer has any outstanding obligations under these agreements.
(17)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.