Form 10-Q/A
period 2006-04-29
WET SEAL INC
filed 2006-12-12
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

THE WET SEAL, INC.

FORM 10-Q/A

EXPLANATORY NOTE

The Wet Seal, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2006 (the “Q1 2006 10-Q”), originally filed on June 8, 2006, to restate its condensed consolidated balance sheet as of April 29, 2006, its condensed consolidated statements of operations, statements of cash flows and statements of stockholders’ equity for the 13 weeks ended April 29, 2006 and April 30, 2005, and the related disclosures. Please refer to Note 10 to the accompanying condensed consolidated financial statements for additional information.

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

During the course of this review, the Company identified six instances in which the Company had established measurement dates for accounting purposes for “mass” stock option grants to a broad base of executives, non-executive employees and non-employee directors prior to the completion of all granting actions required for the individual recipients and number of shares granted to be considered fixed and unchangeable for accounting purposes. The Company determined that the accounting needs to be adjusted for four of these mass grants, exercisable into a total of 3,367,375 shares of Class A common stock, due to increases in the Company’s common stock price from the originally determined measurement dates to the correct measurement dates. The pre-tax impact of these accounting adjustments on the consolidated statements of operations is approximately $4.2 million, which should have been recorded within general and administrative expenses over the period from fiscal 2001 through fiscal 2006.

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

During the second quarter of fiscal 2006, the Company also identified a fiscal 1999 purchase accounting misallocation between goodwill and deferred income tax assets, which resulted in an overstatement of goodwill amortization of approximately $0.4 million and an understatement of provisions for deferred income taxes of approximately $2.9 million, which should have been recorded in selling, general and administrative expenses and provision for income taxes, respectively, over the period from fiscal 1999 through fiscal 2004. The Company previously concluded these misstatements were quantitatively and qualitatively immaterial; however, the Company has corrected such misstatements as part of this restatement. Lastly, the Company also included in this restatement the correction of certain other previously unrecorded quantitatively and qualitatively immaterial accounting adjustments that had the effect of increasing the Company’s net loss by $0.3 million and decreasing the Company’s net loss by $0.2 million for the 13 weeks ended April 29, 2006, and April 30, 2005, respectively.

This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in its condensed consolidated financial statements. Furthermore, except as discussed above, the Company has not modified or updated disclosures presented in the Q1 2006 10-Q in this Form 10-Q/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Q1 2006 10-Q or modify or update those disclosures affected by subsequent events or

THE WET SEAL, INC.

discoveries. Information not affected by these restatements is unchanged and reflects the disclosures made at the time of the original filing of the Q1 2006 10-Q on June 8, 2006. Events occurring after the filing of the Q1 2006 10-Q or other disclosures necessary to reflect subsequent events are addressed in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended July 29, 2006, and Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2006, which have been filed concurrently with the filing of this Form 10-Q/A, and any reports filed with the Securities and Exchange Commission subsequent to the date of this filing.

This Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Q1 2006 10-Q. The following items have been amended as a result of the restatements described above:

•	Part I – Item 1 – Financial Statements (Unaudited)

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4 – Controls and Procedures

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 29, 2006 (as restated, see Note 10)	January 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,483	$96,806
Income taxes receivable	134	136
Other receivables	991	2,683
Merchandise inventories	32,714	25,475
Prepaid expenses and other current assets	5,312	3,953

Total current assets	126,634	129,053

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	75,844	74,786
Furniture, fixtures and equipment	49,547	48,734
Leasehold rights	5	5

	125,396	123,525
Less accumulated depreciation and amortization	(82,717)	(79,888)

Net equipment and leasehold improvements	42,679	43,637

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $4,519 and $2,869 at April 29, 2006, and January 28, 2006, respectively	1,586	3,236
Other assets	1,635	1,633
Goodwill	3,496	3,496

Total other assets	6,717	8,365

TOTAL ASSETS	$176,030	$181,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$11,660	$13,953
Accounts payable – other	9,286	9,883
Accrued liabilities	34,909	36,041

Total current liabilities	55,855	59,877

LONG-TERM LIABILITIES:
Long-term debt	—	8,000
Secured convertible notes, including accrued interest of $1,134 and $1,801 at April 29, 2006, and January 28, 2006, respectively, and net of unamortized discount of $17,824 and $35,562 at April 29, 2006, and January 28, 2006, respectively	6,403	11,824
Deferred rent	23,061	23,996
Other long-term liabilities	2,970	3,228

Total long-term liabilities	32,434	47,048

Total liabilities	88,289	106,925

COMMITMENTS AND CONTINGENCIES (Note 8)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 9,441 and 9,660 shares issued and outstanding at April 29, 2006, and January 28, 2006, respectively	9,441	9,660

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 79,738,079 shares issued and 79,238,079 shares outstanding at April 29, 2006, and 63,636,643 shares issued and outstanding at January 28, 2006	7,974	6,364
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at April 29, 2006, and January 28, 2006	—	—
Paid-in capital	245,382	222,000
Deferred stock compensation	—	(5,518)
Accumulated deficit	(172,381)	(158,376)
Treasury stock, 500,000 shares, at cost, at April 29, 2006 (Note 9)	(2,675)	—

Total stockholders’ equity	78,300	64,470

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,030	$181,055

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13-Week Period Ended
	April 29, 2006 (as restated, see Note 10)	April 30, 2005 (as restated, see Note 10)
Net sales	$125,149	$103,824
Cost of sales	78,270	71,303

Gross margin	46,879	32,521
Selling, general and administrative expenses	43,131	34,144
Store closure (adjustments) costs	(446)	5,152

Operating income (loss)	4,194	(6,775)
Interest expense, net	(18,201)	(1,641)

Loss before benefit for income taxes	(14,007)	(8,416)
Benefit for income taxes	(2)	—

Net loss	$(14,005)	$(8,416)

Net loss per share, basic and diluted	$(0.22)	$(0.23)

Weighted-average shares outstanding, basic and diluted	63,183,165	36,672,903

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at January 28, 2006	63,636,643	$6,364	—	$—	$222,000	($5,518)	($158,376)	$—	$64,470
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R) (as restated, see Note 10)	—	—	—	—	(5,518)	5,518	—	—	—
Restricted stock issued pursuant to long-term incentive plans	170,956	17	—	—	(17)	—	—	—	—
Stock-based compensation – directors and employees (as restated, see Note 10)	—	—	—	—	1,536	—	—	—	1,536
Stock-based compensation – non-employee performance shares (as restated, see Note 10)	—	—	—	—	4,106	—	—	—	4,106
Amortization of stock payment in lieu of rent	—	—	—	—	54	—	—	—	54
Exercise of stock options	7,498	1	—	—	37	—	—	—	38
Exercise of common stock warrants	855,000	86	—	—	1,979	—	—	—	2,065
Conversions of convertible preferred stock into common stock	73,000	7	—	—	212	—	—	—	219
Conversions of secured convertible notes into common stock	14,994,982	1,499	—	—	20,993	—	—	—	22,492
Repurchase of common stock	—	—	—	—	—	—	—	(2,675)	(2,675)
Net loss (as restated, see Note 10)	—	—	—	—	—	—	(14,005)	—	(14,005)

Balance at April 29, 2006 (as restated, see Note 10)	79,738,079	$7,974	—	$—	$245,382	$—	($172,381)	($2,675)	$78,300

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	13-Week Period Ended
	April 29, 2006 (as restated, see Note 10)	April 30, 2005 (as restated, see Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,005)	$(8,416)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,827	2,726
Amortization of discount on secured convertible notes	17,738	20
Amortization of deferred financing costs	2,110	258
Adjustment of derivatives to fair value	(250)	—
Amortization of stock payment in lieu of rent	54	—
Interest (extinguished from) added to principal of secured convertible notes	(667)	1,623
Store closure (adjustments) costs	(446)	—
Stock-based compensation	5,642	578
Changes in operating assets and liabilities:
Income taxes receivable	2	128
Other receivables	1,692	2,521
Merchandise inventories	(7,239)	(14,293)
Prepaid expenses and other current assets	(1,818)	(2,399)
Other non-current assets	(2)	(169)
Accounts payable and accrued liabilities	(4,156)	(4,539)
Deferred rent	(935)	(1,027)
Other long-term liabilities	(8)	51

Net cash provided by (used in) operating activities	539	(22,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(1,290)	(2,401)

Net cash used in investing activities	(1,290)	(2,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(8,000)	—
Proceeds from exercise of stock options	38	—
Repurchase of common stock	(2,675)	—
Proceeds from exercise of common stock warrants	2,065	—

Net cash used in financing activities	(8,572)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,323)	(25,339)
CASH AND CASH EQUIVALENTS, beginning of period	96,806	71,702

CASH AND CASH EQUIVALENTS, end of period	$87,483	$46,363

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$393	$641
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Conversion of 219 shares of convertible preferred stock into 73,000 shares of Class A common stock	$219	$—
Conversion of secured convertible notes into 14,994,982 shares of Class A common stock	$22,492	$—
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	$5,518	$—
Conversion of 423,599 shares of Class B common stock to Class A common stock	$—	$42
Purchase of equipment and leasehold improvements on account	$579	$—

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements

Basis of Presentation

The information set forth in these condensed consolidated financial statements is unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q/A and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 13 weeks ended April 29, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A of The Wet Seal, Inc. (the Company) for the fiscal year ended January 28, 2006.

In December 2006, the Company restated its fiscal 2005 consolidated financial statements (see Note 10).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (Continued)

The Company, through its Arden B concept, introduced a customer loyalty program in August 2004. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed at any time for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales as points are accumulated by the member. In the first quarter of 2006, the Company modified the terms of this customer loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, the Company also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either two or twelve months from the program change date. Based on these modifications to the program and the award redemption history to date, during the 13 weeks ended April 29, 2006, the

The Company decreased by $2.3 million its estimated accrual for ultimate redemptions of currently outstanding awards and program points. This decrease was recorded as an increase to net sales and a decrease to accrued liabilities.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, stock-based compensation associated with stock options and awards was determined as the difference, if any, between the fair market value of the related common stock on the measurement date and the price an employee must pay to exercise the award. Accordingly, stock-based compensation expense had been recognized for restricted stock grants as well as for stock options that were granted at prices that were below the fair market value of the related stock at the measurement date.

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

Options

The Plans provide that the per-share exercise price of a stock option may not be less than the fair market value of the Company’s Class A common stock on the date the option is granted. However, as described more fully in Note 10 herein, the Company’s previous incorrect measurement date determinations for a portion of its stock option grants resulted in the per-share exercise price of certain stock options being below the per-share Class A common stock price on the correct measurement dates for accounting purposes. Under the Plans, outstanding options generally vest over periods ranging from three to five years from the grant date and generally expire from five to ten years after the grant date. Certain stock option and other equity-based awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

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

The Company recorded $0.6 million of stock compensation expense, or $0.01 per basic and diluted share, related to stock options outstanding during the 13 weeks ended April 29, 2006. In accordance with the accounting standard previously applied by the Company, $0.1 million of stock compensation expense was recorded related to stock options during the 13 weeks ended April 30, 2005.

At April 29, 2006, there was $4.8 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The following table summarizes the Company’s stock option activities with respect to its Plans for the 13 weeks ended April 29, 2006, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2006	3,670,563	$7.82
Granted	498,500	$5.74
Exercised	(7,498)	$5.11
Canceled	(123,218)	$10.68

Outstanding at April 29, 2006	4,038,347	$7.48	5.83	$2,030
Vested and expected to vest in the future at April 29, 2006	3,841,371	$7.58	5.85	$1,908
Exercisable at April 29, 2006	2,093,516	$9.47	5.89	$579

Options vested and expected to vest in the future is comprised of all options outstanding at April 29, 2006, net of estimated forfeitures.

Additional information regarding stock options outstanding as of April 29, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of April 29, 2006	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable As of April 29, 2006	Weighted- Average Exercise Price Per Share
$ 1.77 - $ 5.02	853,000	8.02	$3.50	216,667	$3.15
5.11 - 5.84	1,012,187	4.51	5.70	32,854	5.29
5.92 - 7.33	833,050	5.31	6.46	598,384	6.50
7.34 - 11.76	970,110	5.88	9.94	880,861	9.90
11.79 - 23.02	370,000	5.45	17.37	364,750	17.42

$ 1.77 - $23.02	4,038,347	5.83	$7.48	2,093,516	$9.47

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

13 Weeks Ended April 30, 2005 (as restated, see Note 10)
Net loss:
As reported	$(8,416)
Add:
Stock-based employee compensation included in reported net loss, net of related tax effects	578
Deduct:
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,553)

Pro forma net loss	$(9,391)

Pro forma net loss per share, basic and diluted:
As reported	$(0.23)
Pro forma	(0.26)

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

The following summarizes the store closure reserve activity associated with the above charges for the 13 weeks ended April 29, 2006, and April 30, 2005:

	13 Weeks Ended
(in thousands)	April 29, 2006	April 30, 2005
Balance at beginning of period	$802	$12,036
(Adjustments)/accruals	(446)	4,890
Refunds/(payments)	5	(7,976)

Balance at end of period	$361	$8,950

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

NOTE 10: Restatement of Previously Issued Financial Statements

Subsequent to the filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2006, the Company identified errors with respect to the measurement dates used for accounting purposes for six “mass” stock option grants to a broad base of executives, non-executive employees and non-employee directors. In four of these instances, the Company’s common stock price increased from the originally used measurement dates to the corrected measurement dates, resulting in intrinsic value to these stock options on the corrected measurement dates requiring recognition as stock compensation expense over the respective option vesting periods.

Similarly, management also identified errors with respect to the measurement dates used for accounting purposes for stock option grants made to 20 individual executives, non-executive employees and non-employee directors, for which the Company’s common stock price increased from the originally used measurement dates to the corrected measurement dates.

Management has determined that the aggregate non-cash stock compensation expense for the items noted above, which should have been recorded within selling, general and administrative expenses, is approximately $7,000 and $68,000 for the 13 weeks ended April 29, 2006, and April 30, 2005, respectively.

During the second quarter of fiscal 2006, the Company also identified a fiscal 1999 purchase accounting misallocation between goodwill and deferred income tax assets. The Company previously concluded this error was quantitatively and qualitatively immaterial; however, the Company has corrected this error as part of this restatement. Correcting this error does not have any effect on the statements of operations or statements of cash flows for the 13 weeks ended April 29, 2006, and April 30, 2005. However, this correction does result in a decrease in goodwill and an increase in accumulated deficit on the condensed consolidated balance sheet of approximately $2.5 million as of April 29, 2006.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 10: Restatement of Previously Issued Financial Statements (Continued)

The Company also included in this restatement the correction of the following quantitatively and qualitatively immaterial accounting errors previously unrecorded in the 13 weeks ended April 29, 2006, and April 30, 2005:

•	Overstated cost of sales of $127,000 for the 13 weeks ended April 29, 2006

•	Understated professional services expenses of $431,000 for the 13 weeks ended April 29, 2006

•	Understated cost of sales of $32,000 for the 13 weeks ended April 30, 2005

•	Overstated professional services expenses of $108,000 for the 13 weeks ended April 30, 2005

•	Overstated interest expense of $126,000 for the 13 weeks ended April 30, 2005

To correct these errors, the Company has restated its condensed consolidated balance sheet as of April 29, 2006, its condensed consolidated statements of operations, stockholders’ equity and cash flows for the 13 weeks ended April 29, 2006, and April 30, 2005, and the notes to the condensed consolidated financial statements for such periods as appropriate.

The following table reconciles as previously reported to as restated net loss (in thousands):

	13 Weeks Ended
	April 29, 2006	April 30, 2005
As Previously Reported	$(13,694)	$(8,550)
Adjustments:
Stock compensation expense	(7)	(68)
Other	(304)	202

(Decrease) Increase	(311)	134

As Restated	$(14,005)	$(8,416)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 10: Restatement of Previously Issued Financial Statements (Continued)

The following is a summary of the corrections described above (in thousands, except per share data.)

	Condensed Consolidated Balance Sheet
	As previously reported	Adjustments	As restated
As of April 29, 2006
Deferred financing costs, net	$1,512	$74	$1,586
Goodwill	5,984	(2,488)	3,496
Total other assets	9,131	(2,414)	6,717
Total assets	178,444	(2,414)	176,030
Paid-in capital	241,123	4,259	245,382
Accumulated deficit	(165,708)	(6,673)	(172,381)
Total stockholders’ equity	80,714	(2,414)	78,300
Total liabilities and stockholders, equity	178,444	(2,414)	176,030

	Condensed Consolidated Statements of Operations
	As previously reported	Adjustments		As restated
		Stock Options	Other
13 Weeks Ended April 29, 2006
Cost of sales	$78,397	$—	$(127)	$78,270
Gross margin	46,752	—	127	46,879
Selling, general and administrative expenses	42,693	7	431	43,131
Operating income	4,505	(7)	(304)	4,194
Loss before benefit for income taxes	(13,696)	(7)	(304)	(14,007)
Net loss	(13,694)	(7)	(304)	(14,005)
13 Weeks Ended April 30, 2005
Cost of sales	$71,271	$—	$32	$71,303
Gross margin	32,553	—	(32)	32,521
Selling, general and administrative expenses	34,184	68	(108)	$34,144
Operating loss	(6,783)	(68)	76	(6,775)
Interest expense, net	(1,767)	—	126	(1,641)
Loss before benefit for income taxes	(8,550)	(68)	202	(8,416)
Net loss	(8,550)	(68)	202	(8,416)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 29, 2006 and April 30, 2005

(Unaudited)

NOTE 10: Restatement of Previously Issued Financial Statements (Continued)

	Condensed Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
13 Weeks Ended April 29, 2006
Net loss	$(13,694)	$(311)	$(14,005)
Stock-based compensation	5,635	7	5,642
Other receivables	1,459	233	1,692
Prepaid expenses and other current assets	(1,827)	9	(1,818)
Accounts payable and accrued liabilities	(4,218)	62	(4,156)
13 Weeks Ended April 30, 2005
Net loss	$(8,550)	$134	$(8,416)
Amortization of deferred financing costs	262	(4)	258
Stock-based compensation	510	68	578
Accounts payable and accrued liabilities	(4,341)	(198)	(4,539)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The discussion and analysis set forth below in this Item 2 has been affected by the restatement as described in Note 10 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report. For this reason, the data set forth in this section with respect to the 13 weeks ended April 29, 2006 and April 30, 2005, respectively, may not be comparable to discussions and data in our previously filed Quarterly Reports. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for women. We are a Delaware corporation that operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At April 29, 2006, we had 401 retail stores in 46 states, Puerto Rico and Washington D.C. Of the 401 stores, there were 309 locations within the Wet Seal chain and 92 Arden B locations.

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

Gross margin expanded to 37.5% of sales during the 13 weeks ended April 29, 2006, versus 31.3% for the 13 weeks ended April 30, 2005, driven by the positive effect of higher merchandise margins, benefits of sales leverage on occupancy, buying and distribution costs, and a $2.3 million benefit to reduce our deferred sales balance upon modification of our Arden B customer loyalty program. Our current operating performance trend and financing transactions completed in fiscal 2004 and 2005 have resulted in increased liquidity and, in turn, improved our current credit standing with suppliers, which may further improve our liquidity. However, we cannot assure that we will not experience future declines in comparable store sales. If our comparable store sales drop significantly, this could impact our operating cash flow and we may be forced to seek alternatives to address cash constraints, including seeking additional debt and/or equity financing.

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

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations, including the performance granted shares to Michael Gold as discussed above:

	13 Weeks Ended
(in thousands)	April 29, 2006	April 30, 2005
Cost of sales	$213	$—
Selling, general and administrative	5,429	578

Stock-based compensation	$5,642	$578

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q/A and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006. The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our condensed consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our Board of Directors.

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

In April 2006, we modified the terms of this customer loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, we also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either 2 or 12 months from the program change date depending on the customer profile. Based on these modifications to the program and the award redemption history to date, during the 13 weeks ended April 29, 2006, we decreased by $2.3 million our estimated accrual for ultimate redemptions of currently outstanding awards and program points. This decrease was recorded as an increase to net sales and a decrease to accrued liabilities.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of our goodwill may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. As of April 29, 2006, goodwill was $3.5 million, of which the entire amount is directly associated with the Arden B concept.

Stock-Based Compensation

Effective January 29, 2006, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, stock-based compensation associated with stock options and awards was determined as the difference, if any, between the fair market value of the related common stock on the measurement date and the price an employee must pay to exercise the award. Accordingly, stock-based compensation expense had been recognized for restricted stock grants as well as for stock options that were granted at prices that were below the fair market value of the related stock at the measurement date.

We adopted SFAS No. 123(R) using the modified prospective application method. Under this method, compensation expense recognized includes (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R), and (b) compensation expense for all share-based awards granted subsequent to January 28, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective application method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R).

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

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales 13 Weeks Ended
	April 29, 2006	April 30, 2005
Net sales	100.0%	100.0%
Cost of sales	62.5	68.7

Gross margin	37.5	31.3
Selling, general and administrative expenses	34.5	32.9
Store closure (adjustments) costs	(0.3)	5.0

Operating income (loss)	3.3	(6.6)
Interest expense, net	(14.5)	(1.5)

Loss before benefit for income taxes	(11.2)	(8.1)
Benefit for income taxes	—	—

Net loss	(11.2)%	(8.1)%

Thirteen Weeks Ended April 29, 2006, Compared to Thirteen Weeks Ended April 30, 2005

Net sales

(in millions)

	13 Weeks Ended April 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2005
Net sales	$125.1	$21.3	20.5%	$103.8
Comparable store sales increase			20.0%

Net sales for the 13 weeks ended April 29, 2006, increased as a result of significant growth in comparable store sales.

•	Comparable store sales increased 20.0% as a result of a 32.1% increase in transaction counts per store, partially offset by a 7.6% decrease in average dollar sale. The decrease in average dollar sale resulted from a decrease in our average unit retail, driven by the continuation of our new merchandising strategy in our Wet Seal stores, partially offset by an increase in units per customer.

•	Modification of the terms of our Arden B customer loyalty program, resulting in recognition of sales previously deferred of $2.3 million.

Cost of sales

(in millions)

	13 Weeks Ended April 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2005
Cost of sales	$78.3	$7.0	9.8%	$71.3
Percent of net sales	62.5%		(6.2%)	68.7%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, inspection costs, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales increased in dollars, and decreased as a percent to sales, due to:

•	The 20.5% increase in net sales;

•	The positive effect of sales leverage on occupancy, buying, and distribution costs;

•	Modification of the terms of our Arden B customer loyalty program, resulting in recognition of sales previously deferred of $2.3 million with no corresponding charge to cost of sales; and

•	Improvement in merchandise margin due to an increase in initial markup rates.

Selling, general and administrative expenses (SG&A)

(in millions)

	13 Weeks Ended April 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2005
Selling, general and administrative expenses	$43.1	$9.0	26.3%	$34.1
Percent of net sales	34.5%		1.6%	32.9%

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

General and administrative expenses increased approximately $5.8 million over the prior year to $14.6 million. As a percentage of sales, general and administrative expenses were 11.6%, or 3.2 points higher, as a percentage of sales, than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•	$4.1 million in non-cash stock compensation charges and $0.3 million in cash charges incurred under the terms of the consulting and stock award agreements we executed with Michael Gold in July 2005;

•	$1.0 million in non-cash stock compensation expense for employee performance shares and stock options as a result of our adoption of SFAS 123(R), “Share-Based Payment,” as of the beginning of fiscal 2006;

•	$0.7 million in severance charges related to a former executive;

•	A $0.5 million increase in corporate payroll and benefits costs due to hirings for several previously open and new positions; and;

Partially offset by the following decreases:

•	A $0.5 million decrease in legal fees, due primarily to a decrease in the amount of legal charges associated with our class action litigation initiated in fiscal 2004 and SEC investigation initiated in fiscal 2005; and

•	$0.4 million in severance charges related to a former executive.

Store closure (adjustments) costs

(in millions)

	13 Weeks Ended April 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2005
Store closure (adjustments) costs	($0.4)	($5.6)	(108.7%)	$5.2
Percent of net sales	(0.3%)		(5.3%)	5.0%

As a result of decreases in estimated costs for lease terminations, during the 13 weeks ended April 29, 2006, we recognized a $0.4 million credit to store closure costs.

Interest expense, net

(in millions)

	13 Weeks Ended April 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2005
Interest expense, net	$18.2	$16.6	1009.1%	$1.6
Percent of net sales	14.5%		13.0%	1.5%

We incurred interest expense, net, of $18.2 million in the 13 weeks ended April 29, 2006, comprised of:

•	Interest expense of $0.2 million under our senior credit facility, or the Facility, for our $8.0 million term loan, which incurred interest at prime plus 7%, plus related Facility, appraisal and amendment fees;

•	Non-cash interest expense of $0.2 million to write-off unamortized deferred financing costs and cash interest expense of $0.1 million for a prepayment penalty upon our repayment of the $8.0 million term loan in March 2006;

•	A net write-off of $18.1 million of unamortized debt discount, deferred financing costs and accrued interest upon investor conversions into Class A common stock of $22.5 million of our secured convertible notes;

•	Non-cash interest expense of $0.7 million with respect to our secured convertible notes comprised of annual interest at 3.76%, which we have elected to add to principal, and discount amortization;

•	Amortization of deferred financing costs of $0.2 million associated with the placement of the Facility, term loan and secured convertible notes.

•	A non-cash credit of $0.3 million to interest expense to recognize the decrease in market value during the period of a derivative liability resulting from a “change in control” put option held by the investors in our secured convertible notes; and

•	Interest income of $1.0 million from investment of cash.

In the 13 weeks ended April 30, 2005, we incurred interest expense, net, of $1.6 million, comprised of $0.3 million associated with the Facility and the term loan thereunder, $0.8 million of interest expense on our $10.0 million bridge loan, $0.5 million of interest on our secured convertible notes, $0.3 million of deferred financing cost amortization, and $0.1 million of appraisal and amendment fees related to the Facility, partially offset by $0.4 million of interest income from investment of cash.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $0.5 million for the 13 weeks ended April 29, 2006, compared to net cash used in operating activities of $22.9 million for the same period last year. For the 13 weeks ended April 29, 2006, operating cash flows were directly impacted by net non-cash items (primarily stock compensation expense, depreciation and amortization, and amortization of debt discount and deferred financing costs) of $27.0 million, partially offset by our net loss of $14.0 million, an increase in merchandise inventories, net of merchandise accounts payable, of $9.5 million, and a use of cash from changes in other operating assets and liabilities of $3.0 million. During the 13 weeks ended April 29, 2006, merchandise accounts payable decreased despite an increase in merchandise inventories due to fluctuations in payment timing and our maintenance of substantially consistent payment terms with vendors during the period. As discussed earlier herein at “Current Trends and Outlook – Credit Extensions,” we obtained longer credit terms, while retaining our existing purchase discount arrangements, with several vendors for merchandise orders placed in April 2006 and thereafter. We expect to begin experiencing benefits of such longer vendor credit terms during the second quarter of fiscal 2006.

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

Total cash and cash equivalents at April 29, 2006, was $87.5 million, compared to $96.8 million at January 28, 2006. Our working capital at April 29, 2006, increased to $70.8 million from $69.2 million at January 28, 2006, due primarily to our increase in merchandise inventories and our decrease in merchandise accounts payable and accrued liabilities, partially offset by our decrease in cash during the 13 weeks ended April 29, 2006.

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

Statement Regarding Forward-Looking Disclosure

Certain sections of this Quarterly Report on Form 10-Q/A, including the preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations or beliefs concerning future events.

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

Actual events and results may differ from those expressed in any forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors,” within our Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006.

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

Market Risk—Change in Value of our Common Stock

Our secured convertible notes (see Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q/A) contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require us to redeem all or a portion of the notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of our Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. We account for this derivative at fair value on the condensed consolidated balance sheets within other long-term liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determine the fair value of the derivative instrument each period using a combination of the Black-Scholes model and the Monte-Carlo simulation model. Such models are complex and require significant judgments in the estimation of fair values in the absence of quoted market prices. Changes in the fair market value of the derivative liability are recognized in earnings.

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

In connection with the restatement described in Note 10 of the Notes to Condensed Consolidated Financial Statements and the filing of this Form 10-Q/A, our management, with the participation of our Chief Executive Officer and Chief Financial officer, re-evaluated the effectiveness of our disclosure controls and procedures. Based upon their re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended January 28, 2006.

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

THE WET SEAL, INC.
(REGISTRANT)

Date: December 12, 2006	By:	/s/ Joel N. Waller
Joel N. Waller
President and Chief Executive Officer

Date: December 12, 2006	By:	/s/ John J. Luttrell
John J. Luttrell
Executive Vice President and Chief Financial Officer