Form 10-Q/A
period 2006-07-29
WET SEAL INC
filed 2006-12-12
CIK 863456

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

THE WET SEAL, INC.

FORM 10-Q/A

Index

Explanatory Note	2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets (Unaudited) as of July 29, 2006 (as restated), and January 28, 2006	4

Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended July 29, 2006 (as restated), and July 30, 2005 (as restated)	6

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the 26 Weeks Ended July 29, 2006 (as restated), and July 30, 2005 (as restated)	7

Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended July 29, 2006 (as restated), and July 30, 2005 (as restated)	9

Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 5. Other Information	44

Item 6. Exhibits	44

SIGNATURE PAGE	45

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

EXPLANATORY NOTE

The Wet Seal, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006 (the “Q2 2006 10-Q”), originally filed on September 7, 2006, to restate its condensed consolidated balance sheet as of July 29, 2006, its condensed consolidated statements of operations for the 13 weeks and 26 weeks ended July 29, 2006 and July 30, 2005, and statements of cash flows and statements of stockholders’ equity for 26 weeks ended July 29, 2006 and July 30, 2005, and the related disclosures. Please refer to Note 10 to the accompanying condensed consolidated financial statements for additional information.

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

During the course of this review, the Company identified six instances in which the Company had established measurement dates for accounting purposes for “mass” stock option grants to a broad base of executives, non-executive employees and non-employee directors prior to the completion of all granting actions required for the individual recipients and number of share granted to be considered fixed and unchangeable for accounting purposes. The Company determined that the accounting needs to be adjusted for four of these mass grants, exercisable into a total of 3,367,375 shares of Class A common stock, due to increases in the Company’s common stock price from the originally determined measurement dates to the correct measurement dates. The pre-tax impact of these accounting adjustments on the consolidated statements of operations is approximately $4.2 million, which should have been recorded within general and administrative expenses over the period from fiscal 2001 through fiscal 2006.

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

During the second quarter of fiscal 2006, the Company also identified a fiscal 1999 purchase accounting misallocation between goodwill and deferred income tax assets, which resulted in an overstatement of goodwill amortization of approximately $0.4 million and an understatement of provisions for deferred income taxes of approximately $2.9 million, which should have been recorded in selling, general and administrative expenses and provision for income taxes, respectively, over the period from fiscal 1999 through fiscal 2004. The Company previously concluded these misstatements were quantitatively and qualitatively immaterial; however, the Company has corrected such misstatements as part of this restatement. Lastly, the Company also included in this restatement the correction of certain other previously unrecorded quantitatively and qualitatively immaterial accounting adjustments, which had no effect on the Company’s net income for the 13 weeks ended July 29, 2006, but did have the effect of increasing the Company’s net loss by $0.3 million for the 26 weeks ended July 29, 2006, and decreasing the Company’s net loss by $0.1 million and $0.3 million for the 13 and 26 weeks ended July 30, 2005, respectively.

This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in its condensed consolidated financial statements. Furthermore, except as discussed above, the Company has not modified or updated disclosures presented in the Q2 2006 10-Q in this Form 10- Q/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Q2 2006 10-Q or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by these restatements is unchanged and reflects the disclosures made at the time of the original filing of the Q2 2006 10-Q on September 7, 2006. Events occurring after the filing of the Q2 2006 10-Q or other disclosures necessary to reflect subsequent events are addressed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2006, and any reports filed with the Securities and Exchange Commission subsequent to the date of this filing.

This Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Q2 2006 10-Q. The following items have been amended as a result of the restatements described above:

•	Part I – Item 1 – Financial Statements (Unaudited)

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4 – Controls and Procedures

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 29, 2006 (as restated, see Note 10)	January 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,643	$96,806
Income taxes receivable	93	136
Other receivables	877	2,683
Merchandise inventories	48,682	25,475
Prepaid expenses and other current assets	4,650	3,953

Total current assets	131,945	129,053

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	77,510	74,786
Furniture, fixtures and equipment	51,031	48,734
Leasehold rights	5	5

	128,546	123,525
Less accumulated depreciation and amortization	(85,298)	(79,888)

Net equipment and leasehold improvements	43,248	43,637

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $3,892 and $2,869 at July 29, 2006, and January 28, 2006, respectively	1,494	3,236
Other assets	1,482	1,633
Goodwill	3,496	3,496

Total other assets	6,472	8,365

TOTAL ASSETS	$181,665	$181,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$18,209	$13,953
Accounts payable – other	10,034	9,883
Accrued liabilities	33,246	36,041

Total current liabilities	61,489	59,877

LONG-TERM LIABILITIES:
Long-term debt	—	8,000
Secured convertible notes, including accrued interest of $1,360 and $1,801 at July 29, 2006, and January 28, 2006, respectively, and net of unamortized discount of $17,605 and $35,562 at July 29, 2006, and January 28, 2006, respectively	6,847	11,824
Deferred rent	22,450	23,996
Other long-term liabilities	2,963	3,228

Total long-term liabilities	32,260	47,048

Total liabilities	93,749	106,925

COMMITMENTS AND CONTINGENCIES (Note 7)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 9,441 and 9,660 shares issued and outstanding at July 29, 2006, and January 28, 2006, respectively	9,441	9,660

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 79,927,579 shares issued and 78,452,579 shares outstanding at July 29, 2006, and 63,636,643 shares issued and outstanding at January 28, 2006	7,993	6,364
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at July 29, 2006, and January 28, 2006	—	—
Paid-in capital	245,585	222,000
Deferred stock compensation	—	(5,518)
Accumulated deficit	(167,957)	(158,376)
Treasury stock, 1,475,000 shares, at cost, at July 29, 2006 (Note 8)	(7,146)	—

Total stockholders’ equity	78,475	64,470

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,665	$181,055

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006 (as restated, see Note 10)	July 30, 2005 (as restated, see Note 10)	July 29, 2006 (as restated, see Note 10)	July 30, 2005 (as restated, see Note 10)
Net sales	$129,502	$126,284	$254,651	$230,108
Cost of sales	87,001	84,794	165,271	156,097

Gross margin	42,501	41,490	89,380	74,011
Selling, general and administrative expenses	38,732	52,037	81,863	86,181
Store closure (adjustments) costs	(194)	(500)	(640)	4,652
Asset impairment	—	289	—	289

Operating income (loss)	3,963	(10,336)	8,157	(17,111)
Interest income (expense), net	461	(907)	(17,740)	(2,548)

Income (loss) before provision (benefit) for income taxes	4,424	(11,243)	(9,583)	(19,659)
Provision (benefit) for income taxes	—	410	(2)	410

Net income (loss)	4,424	(11,653)	(9,581)	(20,069)
Accretion of non-cash dividends on convertible preferred stock	—	(23,317)	—	(23,317)

Net income (loss) attributable to common stockholders	$4,424	$(34,970)	$(9,581)	$(43,386)

Net income (loss) per share, basic	$0.05	$(0.87)	$(0.14)	$(1.12)

Net income (loss) per share, diluted	$0.04	$(0.87)	$(0.14)	$(1.12)

Weighted-average shares outstanding, basic	74,368,909	40,364,750	68,776,037	38,635,146

Weighted-average shares outstanding, diluted	100,544,737	40,364,750	68,776,037	38,635,146

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at January 28, 2006	63,636,643	$6,364	—	$—	$222,000	$(5,518)	$(158,376)	$—	$64,470
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R) (as restated, see Note 10)	—	—	—	—	(5,518)	5,518	—	—	—
Stock issued pursuant to long-term incentive plans	359,956	36	—	—	(36)	—	—	—	—
Stock-based compensation - directors and employees (as restated, see Note 10)	—	—	—	—	2,772	—	—	—	2,772
Stock-based compensation - non-employee performance shares	—	—	—	—	3,037	—	—	—	3,037
Amortization of stock payment in lieu of rent	—	—	—	—	108	—	—	—	108
Exercise of stock options	7,998	1	—	—	38	—	—	—	39
Exercise of common stock warrants	855,000	86	—	—	1,979	—	—	—	2,065
Conversions of convertible preferred stock into common stock	73,000	7	—	—	212	—	—	—	219
Conversions of secured convertible notes into common stock	14,994,982	1,499	—	—	20,993	—	—	—	22,492
Repurchase of common stock	—	—	—	—	—	—	—	(7,146)	(7,146)
Net loss (as restated, see Note 10)	—	—	—	—	—	—	(9,581)	—	(9,581)

Balance at July 29, 2006 (as restated, see Note 10)	79,927,579	$7,993	—	$—	$245,585	$—	$(167,957)	$(7,146)	$78,475

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at January 29, 2005	38,188,233	$3,819	423,599	$42	$144,231	$(5,342)	$(105,697)	$—	$37,053
Stock issued pursuant to long-term incentive plans	8,158,312	816	—	—	(816)	—	—	—	—
Deferred stock compensation - non-employee performance shares	—	—	—	—	550	(550)	—	—	—
Stock-based compensation - non-employee performance shares	—	—	—	—	13,693	305	—	—	13,998
Deferred stock compensation pursuant to long-term incentive plans (as restated, see Note 10)	—	—	—	—	898	(898)	—	—	—
Cancellation of deferred stock compensation due to employee terminations (as restated, see Note 10)	—	—	—	—	(294)	294	—	—	—
Amortization of deferred stock compensation (as restated, see Note 10)	—	—	—	—	—	1,177	—	—	1,177
Deferred stock compensation - stock issued in lieu of rent	365,000	37	—	—	1,029	(1,066)	—	—	—
Amortization of deferred stock compensation - stock issued in lieu of rent	—	—	—	—	—	90	—	—	90
Exercise of stock options	1,000	—	—	—	6	—	—	—	6
Shares converted from Class B to Class A	423,599	42	(423,599)	(42)	—	—	—	—	—
Beneficial conversion feature of convertible preferred stock	—	—	—	—	14,692	—	—	—	14,692
Issuance of common stock warrants	—	—	—	—	8,509	—	—	—	8,509
Exercise of common stock warrants	3,359,997	336	—	—	6,074	—	—	—	6,410
Transaction costs for convertible preferred stock and other equity securities	—	—	—	—	(1,547)	—	—	—	(1,547)
Net loss (as restated, see Note 10)	—	—	—	—	—	—	(20,069)	—	(20,069)
Accretion of non-cash dividends on convertible preferred stock	—	—	—	—	—	—	(23,317)	—	(23,317)

Balance at July 30, 2005 (as restated, see Note 10)	50,496,141	$5,050	—	$—	$187,025	$(5,990)	$(149,083)	$—	$37,002

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	26 Weeks Ended
	July 29, 2006 (as restated, see Note 10)	July 30, 2005 (as restated, see Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,581)	$(20,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,816	5,887
Amortization of discount on secured convertible notes	17,957	328
Amortization of deferred financing costs	2,237	522
Adjustment of derivatives to fair value	(250)	(266)
Amortization of stock payment in lieu of rent	108	90
Interest (extinguished from) added to principal of bridge loan payable and secured convertible notes	(441)	2,342
Loss on disposal of equipment and leasehold improvements	50	90
Asset impairment	—	289
Store closure costs	—	262
Stock-based compensation	5,809	15,175
Changes in operating assets and liabilities:
Income taxes receivable	43	547
Other receivables	1,504	2,360
Merchandise inventories	(23,207)	(18,299)
Prepaid expenses and other current assets	(1,190)	(874)
Other non-current assets	151	29
Accounts payable and accrued liabilities	(1,254)	(6,650)
Deferred rent	(1,546)	(2,814)
Other long-term liabilities	(15)	158

Net cash used in operating activities	(3,809)	(20,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(2,612)	(3,335)
Proceeds from disposal of equipment and leasehold improvements	302	116

Net cash used in investing activities	(2,310)	(3,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(8,000)	—
Repayment of bridge loan	—	(11,862)
Proceeds from exercise of stock options	39	6
Repurchase of common stock	(7,146)	—
Proceeds from issuance of convertible preferred stock and common stock warrants	—	24,600
Payment of preferred stock transaction costs	—	(1,547)
Payment of deferred financing costs	(2)	(72)
Proceeds from exercise of common stock warrants	2,065	6,410

Net cash (used in) provided by financing activities	(13,044)	17,535

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,163)	(6,577)
CASH AND CASH EQUIVALENTS, beginning of period	96,806	71,702

CASH AND CASH EQUIVALENTS, end of period	$77,643	$65,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$418	$2,964
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Conversion of 219 shares of convertible preferred stock into 73,000 shares of Class A common stock	$219	$—
Conversion of secured convertible notes into 14,994,982 shares of Class A common stock	$22,492	$—
Beneficial conversion feature of convertible preferred stock	$—	$14,692
Allocation of a portion of proceeds from issuance of convertible preferred stock to detachable common stock warrants	$—	$8,509
Allocation of a portion of proceeds from issuance of convertible preferred stock to Registration Rights Agreement	$—	$116
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	$5,518	$—
Conversion of 423,599 shares of Class B common stock to Class A common stock	$—	$42
Purchase of equipment and leasehold improvements on account	$2,865	$—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (Continued)

With assistance from independent valuation experts, the Company applies the Black-Scholes and Monte-Carlo simulation models to value this embedded derivative. In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in the Company’s common stock price, and changes in risk-free interest rates, the Company’s expected dividend yield and expected returns on its common stock could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in the condensed consolidated statements of operations.

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

The Company recorded $0.6 million of compensation expense, or $0.01 per basic and diluted share, related to stock options outstanding during the 13 weeks ended July 29, 2006, and recorded $1.2 million of compensation expense, or $0.02 per basic and diluted share, related to stock options outstanding during the 26 weeks ended July 29, 2006. In accordance with the accounting standard previously applied by the Company, $0.03 million and $0.1 million of stock compensation expense was recorded related to employee stock options during the 13 and 26 weeks ended July 30, 2005.

At July 29, 2006, there was $4.5 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over the course of the remaining vesting periods of such options through early fiscal 2010.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

Additional information regarding stock options outstanding as of July 29, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of July 29, 2006	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable As of July 29, 2006	Weighted- Average Exercise Price Per Share
$ 1.77 - $ 5.02	854,500	7.72	$3.51	220,767	$3.16
5.11 - 5.84	1,113,187	4.31	5.69	254,050	5.76
5.92 - 7.33	809,050	4.99	6.48	599,884	6.52
7.34 - 11.76	895,310	5.52	9.91	812,728	9.86
11.79 - 23.02	358,000	5.20	17.38	352,750	17.44

$ 1.77 - $23.02	4,030,047	5.52	$7.36	2,240,179	$9.04

The weighted-average grant-date fair value of options granted during the 13 and 26 weeks ended July 29, 2006, and the 13 and 26 weeks ended July 30, 2005, was $2.65, $3.99, $3.92 and $3.20, respectively. The total intrinsic value for options exercised during the 13 and 26 weeks ended July 29, 2006, and the 13 and 26 weeks ended July 30, 2005, was $1,420, $2,761, $200 and $200, respectively.

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

	13 Weeks Ended July 30, 2005 (as restated, see Note 10)	26 Weeks Ended July 30, 2005 (as restated, see Note 10)
Net loss attributable to common stockholders:
As reported	$(34,970)	$(43,386)
Add:
Stock-based employee compensation included in reported net loss attributable to common stockholders, net of related tax effects	599	1,177
Deduct:
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,616)	(3,169)

Pro forma net loss	$(35,987)	$(45,378)

Pro forma net loss per share, basic and diluted:
As reported	$(0.87)	$(1.12)
Pro forma	(0.89)	(1.17)

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 4 – Senior Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants (Continued)

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

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006 (as restated, see Note 10)	July 30, 2005 (as restated, see Note 10)	July 29, 2006 (as restated, see Note 10)	July 30, 2005 (as restated, see Note 10)
Numerator:
Net income (loss) available to common stockholders	$4,424	$(34,970)	$(9,581)	$(43,386)
Less: Undistributed earnings allocable to -
Notes	(733)	—	—	—
Preferred Stock	(150)	—	—	—

Net income (loss) allocable to Class A Common Stock	$3,541	$(34,970)	$(9,581)	$(43,386)

Denominator:
Denominator for basic earnings per share – weighted-average Class A Common Stock outstanding	74,368,909	40,364,750	68,776,037	38,635,146
Notes weighted-average shares outstanding	15,394,718	—	—	—
Preferred Stock weighted-average shares outstanding	3,147,000	—	—	—
Other dilutive securities:
Stock options	55,859	—	—	—
Stock warrants	6,582,591	—	—	—
Restricted stock and performance shares	995,660	—	—	—

Denominator for diluted earnings per share	100,544,737	40,364,750	68,776,037	38,635,146

Basic earnings per share – Class A Common Stock	$0.05	$(0.87)	$(0.14)	$(1.12)

Diluted earnings per share	$0.04	$(0.87)	$(0.14)	$(1.12)

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

NOTE 10: Restatement of Previously Issued Financial Statements

Subsequent to the filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006, the Company identified errors with respect to the measurement dates used for accounting purposes for six “mass” stock option grants to a broad base of executives, non-executive employees and non-employee directors. In four of these instances, the Company’s common stock price increased from the originally used measurement dates to the corrected measurement dates, resulting in intrinsic value to these stock options on the corrected measurement dates requiring recognition as stock compensation expense over the respective option vesting periods.

Similarly, management also identified errors with respect to the measurement dates used for accounting purposes for stock option grants made to 20 individual executives, non-executive employees and non-employee directors, for which the Company’s common stock price increased from the originally used measurement dates to the corrected measurement dates.

Management has determined that the aggregate non-cash stock compensation expense for the items noted above, which should have been recorded within selling, general and administrative expenses, is approximately $6,000, $13,000, $30,000 and $98,000 for the 13 and 26 weeks ended July 29, 2006, and July 30, 2005, respectively.

During the second quarter of fiscal 2006, the Company also identified a fiscal 1999 purchase accounting misallocation between goodwill and deferred income tax assets. The Company previously concluded this error was quantitatively and qualitatively immaterial; however, the Company has corrected this error as part of this restatement. Correcting this error does not have any effect on the statements of operations or statements of cash flows for the 13 and 26 weeks ended July 29, 2006, and July 30, 2005. However, this correction does result in a decrease in goodwill and an increase in accumulated deficit on the condensed consolidated balance sheet of approximately $2.5 million as of July 29, 2006.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 10: Restatement of Previously Issued Financial Statements (Continued)

The Company also included in this restatement the correction of the following quantitatively and qualitatively immaterial accounting errors previously unrecorded in the 13 and 26 weeks ended July 29, 2006 and July 30, 2005:

•	Overstated cost of sales of $127,000 in the 26 weeks ended July 29, 2006

•	Understated professional services expenses of $431,000 in the 26 weeks ended July 29, 2006

•	Understated cost of sales of $31,000 and $63,000 in the 13 and 26 weeks ended July 30, 2005, respectively

•	Overstated professional services expenses of $107,000 and $215,000 in the 13 and 26 weeks ended July 30, 2005, respectively

•	Overstated interest expense of $4,000 and $130,000 in the 13 and 26 weeks ended July 30, 2005, respectively

To correct these errors, the Company has restated its condensed consolidated balance sheet as of July 29, 2006, its condensed consolidated statements of operations for the 13 and 26 weeks ended July 29, 2006, and July 30, 2005, its condensed consolidated statements of stockholders’ equity and cash flows for the 26 weeks ended July 29, 2006, and July 30, 2005, and the notes to the condensed consolidated financial statements for such periods as appropriate.

The following table reconciles as previously reported to as restated net loss (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
As Previously Reported	$4,430	$(35,020)	$(9,264)	$(43,570)
Adjustments:
Stock compensation expense	(6)	(30)	(13)	(98)
Other	—	80	(304)	282

(Decrease) Increase	(6)	50	(317)	184

As Restated	$4,424	$(34,970)	$(9,581)	$(43,386)

The following is a summary of the corrections described above (in thousands, except per share data.)

	Condensed Consolidated Balance Sheet
	As previously reported	Adjustments	As restated
As of July 29, 2006
Deferred financing costs, net	$1,420	$74	$1,494
Goodwill	5,984	(2,488)	3,496
Total other assets	8,886	(2,414)	6,472
Total assets	184,079	(2,414)	181,665
Paid-in capital	241,320	4,265	245,585
Accumulated deficit	(161,278)	(6,679)	(167,957)
Total stockholders’ equity	80,889	(2,414)	78,475
Total liabilities and stockholders’ equity	184,079	(2,414)	181,665

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 10: Restatement of Previously Issued Financial Statements (Continued)

	Condensed Consolidated Statements of Operations
	As previously reported	Adjustments		As restated
		Stock Options	Other
13 Weeks Ended July 29, 2006
Selling, general and administrative expenses	$38,726	$6	$—	$38,732
Operating income	3,969	(6)	—	3,963
Income before benefit for income taxes	4,430	(6)	—	4,424
Net income	4,430	(6)	—	4,424
Net income attributable to common stockholders	4,430	(6)	—	4,424
Weighted –average shares outstanding, diluted	100,545,215	(478)	—	100,544,737
13 Weeks Ended July 30, 2005
Cost of sales	$84,763	$—	$31	$84,794
Gross margin	41,521	—	(31)	41,490
Selling, general and administrative expenses	52,114	30	(107)	52,037
Operating loss	(10,382)	(30)	76	(10,336)
Interest expense, net	(911)	—	4	(907)
Loss before provision for income taxes	(11,293)	(30)	80	(11,243)
Net loss	(11,703)	(30)	80	(11,653)
Net loss attributable to common stockholders	(35,020)	(30)	80	(34,970)
26 Weeks Ended July 29, 2006
Cost of sales	$165,398	$—	$(127)	$165,271
Gross margin	89,253	—	127	89,380
Selling, general and administrative expenses	81,419	13	431	81,863
Operating income	8,474	(13)	(304)	8,157
Loss before benefit for income taxes	(9,266)	(13)	(304)	(9,583)
Net loss	(9,264)	(13)	(304)	(9,581)
Net loss attributable to common stockholders	(9,264)	(13)	(304)	(9,581)
Net loss per share, basic and diluted	(0.13)	—	(0.01)	(0.14)
26 Weeks Ended July 30, 2005
Cost of sales	$156,034	$—	$63	$156,097
Gross margin	74,074	—	(63)	74,011
Selling, general and administrative expenses	86,298	98	(215)	86,181
Operating loss	(17,165)	(98)	152	(17,111)
Interest expense, net	(2,678)	—	130	(2,548)
Loss before provision for income taxes	(19,843)	(98)	282	(19,659)
Net loss	(20,253)	(98)	282	(20,069)
Net loss attributable to common stockholders	(43,570)	(98)	282	(43,386)
Net loss per share, basic and diluted	(1.13)	—	0.01	(1.12)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 29, 2006 and July 30, 2005

(Unaudited)

NOTE 10: Restatement of Previously Issued Financial Statements (Continued)

	Condensed Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
26 Weeks Ended July 29, 2006
Net loss	$(9,264)	$(317)	$(9,581)
Stock-based compensation	5,796	13	5,809
Other receivables	1,271	233	1,504
Prepaid expenses and other current assets	(1,199)	9	(1,190)
Accounts payable and accrued liabilities	(1,316)	62	(1,254)
26 Weeks Ended July 30, 2005
Net loss	$(20,253)	$184	$(20,069)
Amortization of deferred financing costs	530	(8)	522
Stock-based compensation	15,077	98	15,175
Accounts payable and accrued liabilities	(6,376)	(274)	(6,650)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The discussion and analysis set forth below in this Item 2 has been affected by the restatement as described in Note 10 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report. For this reason, the data set forth in this section with respect to the 13 weeks and 26 weeks ended July 29, 2006, and July 30, 2005, respectively, may not be comparable to discussions and data in our previously filed Quarterly Reports. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for women. We are a Delaware corporation that operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At July 29, 2006, we had 406 retail stores in 46 states, Puerto Rico and Washington D.C. Of the 406 stores, there were 314 Wet Seal stores and 92 Arden B stores.

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

Cash flow and liquidity (working capital)—We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. We expect that our cash on hand and cash flows from operations will be sufficient to finance operations without borrowing under our senior credit facility (the “Facility”) for at least the next 12 months.

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

Stock-Based Compensation

Effective January 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The adoption of SFAS No. 123(R) resulted in the recognition of incremental compensation expense of $0.6 million and $1.1 million related to stock options and $0.1 million and $0.5 million related to employee performance shares during the 13 and 26 weeks ended July 29, 2006, respectively.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations, including the performance granted shares to the merchandising consultant as discussed above:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Cost of sales	$289	$—	$502	$—
Selling, general and administrative	(122)	14,597	5,307	15,175

Stock-based compensation	$167	$14,597	$5,809	$15,175

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of Notes to Condensed Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006.

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our condensed consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, impairment of goodwill, stock-based compensation, recovery of deferred income taxes, insurance reserves and derivative financial instruments. There have been no significant additions or modifications in the application of the critical accounting policies described in our Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006. However, the following repeats and supplements the Form 10-K/A discussions about our critical accounting policies regarding revenue recognition, stock-based compensation and insurance reserves, as well as provides a discussion about our critical accounting policies with respect to derivative financial instruments.

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

New Accounting Pronouncements Not Yet Adopted

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We have not yet determined the impact of the recognition and measurement requirements of FIN 48 on our existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of our accumulated deficit.

FIN 48 requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006, for us the year beginning February 4, 2007.

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

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week and 26-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2	67.2	64.9	67.8

Gross margin	32.8	32.8	35.1	32.2
Selling, general and administrative expenses	29.9	41.2	32.1	37.5
Store closure (adjustments) costs	(0.2)	(0.4)	(0.2)	2.0
Asset impairment	—	0.2	—	0.1

Operating income (loss)	3.1	(8.2)	3.2	(7.4)
Interest income (expense), net	0.3	(0.7)	(7.0)	(1.1)

Income (loss) before provision for income taxes	3.4	(8.9)	(3.8)	(8.5)
Provision for income taxes	—	0.3	—	0.2

Net income (loss)	3.4	(9.2)	(3.8)	(8.7)
Accretion of non-cash dividends on convertible preferred stock	—	(18.5)	—	(10.1)

Net income (loss) attributable to common stockholders	3.4%	(27.7)%	(3.8)%	(18.8)%

Thirteen Weeks Ended July 29, 2006, Compared to Thirteen Weeks Ended July 30, 2005

Net sales

(in millions)

	13 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2005
Net sales	$129.5	$3.2	2.5%	$126.3
Comparable store sales decrease			(2.2)%

Net sales for the 13 weeks ended July 29, 2006, increased as a result of the following:

•	An increase in the number of stores open, from 396 Wet Seal and Arden B stores as of July 30, 2005, to 406 Wet Seal and Arden B stores as of July 29, 2006;

•	An increase of $1.9 million in net sales for our Internet business compared to the prior year, which is not a factor in calculating our comparable store sales; and

•	A decrease in estimated ultimate award redemptions under our Arden B customer loyalty program, which resulted in recognition of sales previously deferred of $1.4 million and which is also not a factor in calculating our comparable store sales.

These increases were partially offset by the following:

•	Our comparable store sales decrease of 2.2% from the prior year which resulted primarily from an 8.1% decrease in average dollar sale, partially offset by a 5.3% increase in transaction counts per store. The decrease in average dollar sale resulted from a decrease in our average unit retail, driven by the continuation of our new merchandising strategy in our Wet Seal stores, partially offset by an increase in units per customer. Comparable store sales were also negatively affected by an inventory shortfall in fashion tops and dresses in our Wet Seal stores in May and June of the current quarter.

Cost of sales

(in millions)

	13 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2005
Cost of sales	$87.0	$2.2	2.6%	$84.8
Percentage of net sales	67.2%		0.0%	67.2%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales increased due to:

•	The 2.5% increase in net sales;

•	An increase in distribution costs associated with an increase in deliveries that is consistent with the growth in inventories;

•	An increase in store utilities due to increased peak rates and additional store repairs and maintenance costs, and;

•	A lack of any sales leverage benefit on fixed and partially fixed costs due to the 2.2% comparable store sales decrease.

Partially offset by the following:

•	The decrease in estimated ultimate award redemptions under our Arden B customer loyalty program, resulting in recognition of sales previously deferred of $1.4 million with no corresponding charge to cost of sales, and;

•	Improvement in merchandise margin due to an increase in initial markup rates and increase in amortization of frequent buyer program revenues, partially offset by increased markdowns for point-of-sale discounts associated with the frequent buyer program and increased markdowns in connection with the transition of merchandise leadership within the Arden B concept.

Selling, general and administrative expenses (SG&A)

(in millions)

	13 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2005
Selling, general and administrative expenses	$38.7	$(13.3)	(25.6)%	$52.0
Percentage of net sales	29.9%		(11.3)%	41.2%

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

General and administrative expenses decreased approximately $17.5 million from the prior year to $7.9 million. As a percentage of net sales, general and administrative expenses were 6.1%, or 14.0 points lower, as a percentage of sales, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	Prior year stock and cash compensation charges of $14.0 million and $2.2 million, respectively, upon executing an agreement with a merchandise consultant in July 2005;

•	A current quarter benefit of $1.1 million in non-cash stock compensation pertaining to the merchandise consultant agreement, which resulted primarily from our common stock price decrease during the quarter, partially offset by $0.3 million in cash charges incurred under the terms of the consulting agreement; and

•	A $0.7 million decrease in legal fees due to higher prior year fees associated with litigation and an Securities and Exchange Commission (SEC) investigation initiated in fiscal 2005.

Partially offset by the following increase:

•	$0.4 million in non-cash stock compensation expense for employee performance shares and stock options as a result of our adoption of SFAS No. 123 (R), as of the beginning of fiscal 2006.

Store closure (adjustments) costs

(in millions)

	13 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2005
Store closure (adjustments) costs	$(0.2)	$0.3	61.2%	$(0.5)
Percentage of net sales	(0.2)%		0.2%	(0.4)%

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

Based on a similar analysis conducted as of July 30, 2005, we recorded a non-cash charge of $0.3 million.

Interest income (expense), net

(in millions)

	13 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2005
Interest income (expense), net	$0.5	$1.4	150.8%	$(0.9)
Percentage of net sales	0.3%		1.0%	(0.7)%

We generated interest income, net, of $0.5 million in the 13 weeks ended July 29, 2006, comprised of:

•	Interest income of $1.1 million from investment of cash;

•	Non-cash interest expense of $0.4 million with respect to our secured convertible notes comprised of annual interest at 3.76%, which we have elected to add to principal, and discount amortization;

•	Amortization of deferred financing costs of $0.1 million associated with the placement of the Facility and secured convertible notes; and

•	Interest expense of $0.1 million under our senior credit facility related to appraisal and amendment fees.

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

Twenty-Six Weeks Ended July 29, 2006, Compared to Twenty-Six Weeks Ended July 30, 2005

Net sales

(in millions)

	26 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2005
Net sales	$254.7	$24.6	10.7%	$230.1
Comparable store sales increase			7.4%

Net sales for the 26 weeks ended July 29, 2006, increased as a result of the following:

•	Our comparable store sales increase of 7.4% as a result of a 15.9% increase in transaction counts per store, partially offset by a 7.5% decrease in average dollar sale. The decrease in average dollar sale resulted from a decrease in our average unit retail, driven by the continuation of our new merchandising strategy in our Wet Seal stores, partially offset by an increase in units per customer;

•	Modification of the terms of our Arden B customer loyalty program to expire unredeemed awards after specified periods of time, which resulted in recognition of sales previously deferred of $3.7 million and which is not a factor in calculating our comparable store sales;

•	Increase of $3.5 million in net sales for our Internet business compared to the prior year, which is also not a factor in calculating our comparable store sales; and

•	An increase in the number of stores open, from 396 Wet Seal and Arden B stores as of July 30, 2005, to 406 Wet Seal and Arden B stores as of July 29, 2006.

Cost of sales

(in millions)

	26 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2005
Cost of sales	$165.3	$9.2	5.9%	$156.1
Percentage of net sales	64.9%		(2.9)%	67.8%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales increased in dollars, and decreased as a percent to sales, due to:

•	The 10.7% increase in net sales;

•	Modification of the terms of our Arden B customer loyalty program to expire unredeemed awards after a specified period of time, resulting in recognition of sales previously deferred of $3.7 million with no corresponding charge to cost of sales, which contributes to a reduction of cost of sales as a percent to sales;

•	Improvement in merchandise margin due to an increase in initial markup rates and increase in amortization of frequent buyer program revenues, partially offset by increased markdowns for point-of-sale discounts associated with the frequent buyer program and increased markdowns in connection with the transition of merchandise leadership within the Arden B concept; and

•	The positive effect of sales leverage on occupancy costs.

Partially offset by the following:

•	An increase in buying, planning and allocation payroll and related costs due to our organization nearing full staffing;

•	An increase in distribution costs associated with an increase in inventory receipts; and

•	An increase in store utilities due to increased peak rates and additional store repairs and maintenance costs.

Selling, general and administrative expenses (SG&A)

(in millions)

	26 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2005
Selling, general and administrative expenses	$81.9	$(4.3)	(5.0)%	$86.2
Percentage of net sales	32.1%		(5.4)%	37.5%

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

General and administrative expenses decreased approximately $11.7 million from the prior year to $21.9 million. As a percentage of net sales, general and administrative expenses were 8.8%, or 6.0 points lower, as a percentage of net sales, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	Prior year stock and cash compensation charges of $14.0 million and $2.2 million, respectively, upon executing an agreement with a merchandise consultant in July 2005; and

•	A $1.3 million decrease in legal fees, due primarily to a decrease in the amount of legal charges associated with litigation and an SEC investigation initiated in fiscal 2005.

Partially offset by the following increases:

•	Current year non-cash stock compensation charges of $3.0 million and cash charges of $0.6 million incurred under the terms of the July 2005 merchandise consultant agreement;

•	$1.1 million in non-cash stock compensation expense for employee performance shares and stock options as a result of our adoption of SFAS No. 123 (R), as of the beginning of fiscal 2006;

•	$0.7 million in severance charges related to a former executive, partially offset by a $0.4 million severance charge in the prior year; and

•	A $0.2 million increase in corporate payroll and benefits costs due to hiring for several previously open and new positions.

Store closure (adjustments) costs

(in millions)

	26 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2005
Store closure (adjustments) costs	$(0.6)	$(5.3)	(113.8)%	$4.7
Percentage of net sales	(0.2)%		(2.2)%	2.0%

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

Interest expense, net

(in millions)

	26 Weeks Ended July 29, 2006	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2005
Interest expense, net	$17.7	$15.2	596.2%	$2.5
Percentage of net sales	7.0%		5.9%	1.1%

We incurred interest expense, net, of $17.7 million in the 26 weeks ended July 29, 2006, comprised of:

•	A net write-off of $18.1 million of unamortized debt discount, deferred financing costs and accrued interest upon investor conversions into Class A common stock of $22.5 million of our secured convertible notes;

•	Non-cash interest expense of $1.0 million with respect to our secured convertible notes comprised of annual interest at 3.76% and discount amortization;

•	Amortization of deferred financing costs of $0.5 million associated with the placement of the Facility, term loan and secured convertible notes;

•	A non-cash credit of $0.3 million to interest expense to recognize the decrease in market value during the period of a derivative liability resulting from a “change in control” put option held by the investors in our secured convertible notes;

•	Non-cash interest expense of $0.2 million to write-off unamortized deferred financing costs and cash interest expense of $0.1 million for a prepayment penalty upon our repayment of the $8.0 million term loan in March 2006;

•	Interest expense of $0.2 million under the Facility, for an $8.0 million term loan, plus related Facility, appraisal and amendment fees; and

•	Interest income of $2.1 million from investment of cash.

In the 26 weeks ended July 30, 2005, we incurred interest expense, net, of $2.5 million, comprised of $0.5 million associated with the Facility and the term loan thereunder, $1.0 million of interest expense on our $10.0 million bridge loan, $1.0 million of interest on our secured convertible notes, $0.9 million of deferred financing cost and discount amortization, and $0.1 million of appraisal and amendment fees related to the Facility, partially offset by $0.8 million of interest income from investment of cash and a non-cash credit of $0.2 million to recognize the decrease in market value of derivative liabilities.

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

Liquidity and Capital Resources

Net cash used in operating activities was $3.8 million for the 26 weeks ended July 29, 2006, compared to net cash used in operating activities of $20.9 million for the same period last year. For the 26 weeks ended July 29, 2006, operating cash flows were directly impacted by net non-cash items (primarily stock compensation expense, depreciation and amortization, and amortization of debt discount and deferred financing costs) of $31.3 million, partially offset by our net loss of $9.6 million, an increase in merchandise inventories, net of merchandise accounts payable, of $19.0 million due to seasonal inventory build and opportunistic purchases in advance of the fall season, and a use of cash from changes in other operating assets and liabilities of $6.5 million due to seasonal fluctuations and a continued run-off of our deferred rent liability. Our increase in merchandise inventories resulted primarily from seasonal build for the back-to-school selling season and opportunistic advance purchases of certain fall season items that we began to distribute to our stores in August.

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

Total cash and cash equivalents at July 29, 2006, was $77.6 million, compared to $96.8 million at January 28, 2006. Our working capital at July 29, 2006, increased to $70.5 million from $69.2 million at January 28, 2006, due primarily to our increase in merchandise inventories and our decrease in accrued liabilities, partially offset by our decrease in cash and increase in merchandise accounts payable during the 26 weeks ended July 29, 2006.

As of July 29, 2006, we had a $50.0 million senior secured revolving credit facility consisting of a $50.0 million revolving line of credit with a $50.0 million sub-limit for letters of credit. Additional information regarding the Facility is contained in Note 4, “Senior Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants,” of the Notes to Condensed Consolidated Financial Statements.

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