Form 10-Q
period 2006-10-28
WET SEAL INC
filed 2006-12-12
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

The number of shares outstanding of the Registrant’s Class A Common Stock, par value $0.10 per share, at December 1, 2006, was 77,676,011. There were no shares outstanding of the Registrant’s Class B Common Stock, par value $0.10 per share, at December 1, 2006.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 28, 2006	January 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,099	$96,806
Income taxes receivable	75	136
Other receivables	4,775	2,683
Merchandise inventories	44,640	25,475
Prepaid expenses and other current assets	4,227	3,953

Total current assets	130,816	129,053

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	83,486	74,786
Furniture, fixtures and equipment	54,667	48,734
Leasehold rights	—	5

	138,153	123,525
Less accumulated depreciation and amortization	(87,860)	(79,888)

Net equipment and leasehold improvements	50,293	43,637

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $3,987 and $2,869 at October 28, 2006, and January 28, 2006, respectively	1,530	3,236
Other assets	1,514	1,633
Goodwill	3,496	3,496

Total other assets	6,540	8,365

TOTAL ASSETS	$187,649	$181,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$12,333	$13,953
Accounts payable – other	13,864	9,883
Accrued liabilities	34,660	36,041

Total current liabilities	60,857	59,877

LONG-TERM LIABILITIES:
Long-term debt	—	8,000
Secured convertible notes, including accrued interest of $1,574 and $1,801 at October 28, 2006, and January 28, 2006, respectively, and net of unamortized discount of $17,242 and $35,562 at October 28, 2006, and January 28, 2006, respectively	7,274	11,824
Deferred rent	25,971	23,996
Other long-term liabilities	2,916	3,228

Total long-term liabilities	36,161	47,048

Total liabilities	97,018	106,925

COMMITMENTS AND CONTINGENCIES (Note 7)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 9,441 and 9,660 shares issued and outstanding at October 28, 2006, and January 28, 2006, respectively	9,441	9,660

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 77,509,344 and 63,636,643 shares issued and outstanding at October 28, 2006 and January 28, 2006, respectively	7,751	6,364
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at October 28, 2006, and January 28, 2006	—	—
Paid-in capital	238,995	222,000
Deferred stock compensation	—	(5,518)
Accumulated deficit	(165,556)	(158,376)

Total stockholders’ equity	81,190	64,470

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$187,649	$181,055

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005 (as restated, see Note 9)	October 28, 2006	October 29, 2005 (as restated, see Note 9)
Net sales	$143,272	$129,321	$397,923	$359,429
Cost of sales	95,145	89,532	260,416	245,629

Gross margin	48,127	39,789	137,507	113,800
Selling, general and administrative expenses	46,095	39,473	127,958	125,654
Store closure (adjustments) costs	—	(135)	(640)	4,517
Asset impairment	—	134	—	423

Operating income (loss)	2,032	317	10,189	(16,794)
Interest income (expense), net	369	(6,709)	(17,371)	(9,257)

Income (loss) before provision (benefit) for income taxes	2,401	(6,392)	(7,182)	(26,051)
Provision (benefit) for income taxes	—	13	(2)	423

Net income (loss)	2,401	(6,405)	(7,180)	(26,474)
Accretion of non-cash dividends on convertible preferred stock	—	—	—	(23,317)

Net income (loss) attributable to common stockholders	$2,401	$(6,405)	$(7,180)	$(49,791)

Net income (loss) per share, basic	$0.03	$(0.13)	$(0.10)	$(1.20)

Net income (loss) per share, diluted	$0.02	$(0.13)	$(0.10)	$(1.20)

Weighted-average shares outstanding, basic	72,976,557	47,611,059	70,176,210	41,627,117

Weighted-average shares outstanding, diluted	101,493,089	47,611,059	70,176,210	41,627,117

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at January 28, 2006	63,636,643	$6,364	—	$—	$222,000	$(5,518)	$(158,376)	$—	$64,470
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	—	—	—	—	(5,518)	5,518	—	—	—
Stock issued pursuant to long-term incentive plans	359,956	36	—	—	(36)	—	—	—	—
Stock-based compensation - directors and employees	—	—	—	—	3,973	—	—	—	3,973
Stock-based compensation - non-employee performance shares	—	—	—	—	7,462	—	—	—	7,462
Amortization of stock payment in lieu of rent	—	—	—	—	162	—	—	—	162
Exercise of stock options	7,998	1	—	—	38	—	—	—	39
Exercise of common stock warrants	855,000	86	—	—	1,979	—	—	—	2,065
Conversions of convertible preferred stock into common stock	73,000	7	—	—	212	—	—	—	219
Conversions of secured convertible notes into common stock	15,094,982	1,509	—	—	21,133	—	—	—	22,642
Repurchase of common stock	—	—	—	—	—	—	—	(12,662)	(12,662)
Retirement of treasury stock	(2,518,235)	(252)	—	—	(12,410)	—	—	12,662	—
Net loss	—	—	—	—	—	—	(7,180)	—	(7,180)

Balance at October 28, 2006	77,509,344	$7,751	—	$—	$238,995	$—	$(165,556)	$—	$81,190

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 29, 2005	38,188,233	$3,819	423,599	$42	$144,231	$(5,342)	$(105,697)	$37,053
Stock issued pursuant to long-term incentive plans	8,262,062	826	—	—	(826)	—	—	—
Deferred stock compensation - non-employee performance shares	—	—	—	—	550	(550)	—	—
Stock-based compensation - non-employee performance shares	—	—	—	—	15,679	305	—	15,984
Deferred stock compensation pursuant to long-term incentive plans (as restated, see Note 9)	—	—	—	—	898	(898)	—	—
Cancellation of deferred stock compensation due to employee terminations (as restated, see Note 9)	—	—	—	—	(580)	580	—	—
Amortization of deferred stock compensation (as restated, see Note 9)	—	—	—	—	—	1,730	—	1,730
Deferred stock compensation - stock issued in lieu of rent	365,000	37	—	—	1,029	(1,066)	—	—
Amortization of stock payment in lieu of rent	—	—	—	—	—	144	—	144
Exercise of stock options	1,000	—	—	—	6	—	—	6
Shares converted from Class B to Class A	423,599	42	(423,599)	(42)	—	—	—	—
Beneficial conversion feature of convertible preferred stock	—	—	—	—	14,692	—	—	14,692
Issuance of common stock warrants	—	—	—	—	8,509	—	—	8,509
Exercise of common stock warrants	3,739,891	374	—	—	6,959	—	—	7,333
Conversions of convertible preferred stock into common stock	4,699,000	470	—	—	13,627	—	—	14,097
Conversions of convertible notes into common stock	4,487,967	449	—	—	6,283	—	—	6,732
Transaction costs for convertible preferred stock and other equity securities	—	—	—	—	(1,574)	—	—	(1,574)
Net loss (as restated, see Note 9)	—	—	—	—	—	—	(26,474)	(26,474)
Accretion of non-cash dividends on convertible preferred stock	—	—	—	—	—	—	(23,317)	(23,317)

Balance at October 29, 2005 (as restated, see Note 9)	60,166,752	$6,017	—	$—	$209,483	$(5,097)	$(155,488)	$54,915

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	39 Weeks Ended
	October 28, 2006	October 29, 2005 (as restated, see Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,180)	$(26,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,787	8,891
Amortization of discount on secured convertible notes	18,320	5,982
Amortization of deferred financing costs	2,333	1,360
Adjustment of derivatives to fair value	(290)	(166)
Amortization of stock payment in lieu of rent	162	144
Interest (extinguished from) added to principal of bridge loan payable and secured convertible notes	(227)	2,664
Loss on disposal of equipment and leasehold improvements	131	254
Asset impairment	—	423
Store closure costs	—	262
Stock-based compensation	11,435	17,714
Changes in operating assets and liabilities:
Income taxes receivable	61	273
Other receivables	(2,394)	2,246
Merchandise inventories	(19,165)	(19,678)
Prepaid expenses and other current assets	(869)	(1,802)
Other non-current assets	119	28
Accounts payable and accrued liabilities	(5,524)	(4,314)
Deferred rent	1,975	(3,422)
Other long-term liabilities	(22)	68

Net cash provided by (used in) operating activities	7,652	(15,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(9,071)	(4,456)
Proceeds from disposal of equipment and leasehold improvements	302	117

Net cash used in investing activities	(8,769)	(4,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(8,000)	—
Repayment of bridge loan	—	(11,862)
Proceeds from exercise of stock options	39	6
Repurchase of common stock	(12,662)	—
Proceeds from issuance of convertible preferred stock and common stock warrants	—	24,600
Payment of preferred stock transaction costs	—	(1,574)
Payment of deferred financing costs	(32)	(89)
Proceeds from exercise of common stock warrants	2,065	7,333

Net cash (used in) provided by financing activities	(18,590)	18,414

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,707)	(1,472)
CASH AND CASH EQUIVALENTS, beginning of period	96,806	71,702

CASH AND CASH EQUIVALENTS, end of period	$77,099	$70,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$450	$3,270
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Conversion of 219 and 14,097 shares of convertible preferred stock into 73,000 and 4,699,000 shares of Class A common stock, respectively	$219	$14,097
Conversion of secured convertible notes into 15,094,982 and 4,487,967 shares of Class A common stock, respectively	$22,642	$6,732
Beneficial conversion feature of convertible preferred stock	$—	$14,692
Allocation of a portion of proceeds from issuance of convertible preferred stock to detachable common stock warrants	$—	$8,509
Allocation of a portion of proceeds from issuance of convertible preferred stock to Registration Rights Agreement	$—	$116
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	$5,518	$—
Conversion of 423,599 shares of Class B common stock to Class A common stock	$—	$42
Retirement of treasury stock	$12,662	$—
Purchase of equipment and leasehold improvements on account	$6,503	$624

See accompanying notes to unaudited condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 39 weeks ended October 28, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A of The Wet Seal, Inc. (the Company) for the fiscal year ended January 28, 2006.

In December 2006, the Company restated its fiscal 2005 consolidated financial statements (see Note 9).

Significant Accounting Policies

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. For online sales, revenue is recognized at the estimated time goods are received by customers. Shipping and handling fees billed to customers for online sales are included in net sales. Customers typically receive goods within five to seven days of being shipped. The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. A customer generally may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact sales. The accrual for merchandise returns is recorded in accrued liabilities on the condensed consolidated balance sheets and was $0.9 million and $0.6 million at October 28, 2006, and January 28, 2006, respectively. For the 13 and 39 weeks ended October 28, 2006, and the 13 and 39 weeks ended October 29, 2005, shipping and handling fee revenues were $0.4 million, $1.0 million, $0.2 million and $0.4 million, respectively.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability, which includes consideration of potential obligations arising from state escheatment laws. The Company has not recognized breakage on gift cards, gift certificates and store credits in the condensed consolidated financial statements as of October 28, 2006. The Company’s gift cards, gift certificates and store credits do not have expiration dates. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the condensed consolidated balance sheets and was $6.9 million and $7.7 million at October 28, 2006, and January 28, 2006, respectively.

The Company, through its Wet Seal concept, has a frequent buyer program that entitles the customer to receive between a 10% and 20% discount on all purchases made during a twelve-month period. The annual membership fee of $20 is non-refundable. Membership fee revenue is recognized on a straight-line basis over the twelve-month membership period, which management believes approximates the spending pattern under the program. Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $9.9 million and $7.0 million at October 28, 2006, and January 28, 2006, respectively.

The Company maintains a customer loyalty program through its Arden B concept. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed at any time for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales as points are accumulated by the member.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (Continued)

In the first quarter of 2006, the Company modified the terms of the Arden B loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, the Company also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either two or twelve months from the program change date. This resulted in a reduction to the Company’s estimate of ultimate award redemptions under the program. In the second quarter of 2006, the Company further reduced its estimate of ultimate redemptions based upon lower than anticipated redemption levels under the program’s revised terms. As a result, during the 13 and 39 weeks ended October 28, 2006, respectively, the Company recorded no benefit and a benefit of $3.7 million, which was recorded as an increase to net sales and a decrease to accrued liabilities.

The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $1.7 million and $6.2 million at October 28, 2006, and January 28, 2006, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record further adjustments to the unearned revenue accrual, which would affect net sales.

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for its worker’s compensation and employee health care programs. The Company maintains an accrued liability for the self-insured portion of unpaid claims and estimated incurred-but-not-reported claims. The following summarizes the activity within this accrual for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Balance at beginning of period	$1,800	$2,093	$1,715	$2,026
Accruals	1,784	676	4,243	3,288
Payment of claims	(1,519)	(755)	(3,893)	(3,300)

Balance at end of period	$2,065	$2,014	$2,065	$2,014

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at fair value.

As of October 28, 2006, the Company’s only derivative financial instrument was an embedded derivative associated with its secured convertible notes (see Note 4). The gain or loss as a result of the change in fair value of this embedded derivative is recognized in interest expense in the condensed consolidated statements of operations each period.

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

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (Continued)

The Company has determined, after consultation with its independent valuation experts, that fair value is best represented by a blend of valuation outcomes under Black-Scholes modeling and Monte-Carlo simulation. In addition to the estimate changes noted above, if circumstances were to change such that the Company determined that the embedded derivative value was better represented by an alternative valuation method, and such changes resulted in a significant change in the value of the embedded derivative, such changes could also significantly affect future interest expense.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company has not yet determined the impact of the recognition and measurement requirements of FIN 48 on its existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of the Company’s accumulated deficit.

FIN 48 requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is the year beginning February 4, 2007, for the Company. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 was effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement at the beginning of fiscal 2006. The adoption of SFAS No. 154 did not affect the Company’s condensed consolidated financial statements during the 39 weeks ended October 28, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company will be required to adopt SFAS No. 157 effective for the fiscal year beginning February 3, 2008. The Company has not yet determined what impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies and New Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (“SFAS No. 158”). SFAS No. 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the statement of financial position and recognition of changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of the Company’s year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.

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

The Company adopted SFAS No. 123(R) using the modified prospective application method. Under this method, compensation expense recognized during the 13 and 39 weeks ended October 28, 2006, included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based awards granted subsequent to January 28, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective application method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R).

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

The Company had the following two stock option plans under which shares were available for grant at October 28, 2006: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of October 28, 2006; however, the 1996 Plan expired during the 39 weeks ended October 28, 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan, the 2000 Plan and the 1996 Plan are collectively referred to as the “Plans.”

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

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

Options

The Plans provide that the per-share exercise price of a stock option may not be less than the fair market value of the Company’s Class A common stock on the date the option is granted. However, as described more fully in Note 9 herein, the Company’s previous incorrect measurement date determinations for a portion of its stock option grants resulted in the per-share exercise price of certain stock options being below the per-share Class A common stock price on the correct measurement dates for accounting purposes. Under the Plans, outstanding options generally vest over periods ranging from three to five years from the grant date and generally expire from five to ten years after the grant date. Certain stock option and other equity-based awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

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

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	63.00%	81.01%	63.00%	81.01%
Risk-Free Interest Rate	4.89%	4.46%	4.82%	4.46%
Expected Life of Options (in Years)	3.5	5.0	3.4	5.0

The Company recorded $0.5 million of compensation expense, or $0.01 per basic and diluted share, related to stock options outstanding during the 13 weeks ended October 28, 2006, and recorded $1.7 million of compensation expense, or $0.02 per basic and diluted share, related to stock options outstanding during the 39 weeks ended October 28, 2006. In accordance with the accounting standard previously applied by the Company, $31,000 and $129,000 of stock compensation expense was recorded related to employee stock options during the 13 and 39 weeks ended October 29, 2005, respectively.

At October 28, 2006, there was $4.0 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over the course of the remaining vesting periods of such options through fiscal 2010.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The following table summarizes the Company’s stock option activities with respect to its Plans for the 39 weeks ended October 28, 2006, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2006	3,670,563	$7.82
Granted	654,000	$5.66
Exercised	(7,998)	$4.90
Canceled	(516,931)	$9.11

Outstanding at October 28, 2006	3,799,634	$7.28	5.29	$2,965
Vested and expected to vest in the future at October 28, 2006	3,663,103	$7.35	5.31	$2,829
Exercisable at October 28, 2006	2,107,296	$8.97	5.20	$858

Options vested and expected to vest in the future is comprised of all options outstanding at October 28, 2006, net of estimated forfeitures.

Additional information regarding stock options outstanding as of October 28, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of October 28, 2006	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of October 28, 2006	Weighted- Average Exercise Price Per Share
$ 1.77 - $ 4.88	763,000	7.88	$3.32	223,767	$3.17
5.02 - 5.84	1,136,857	4.07	5.63	254,050	5.76
5.92 - 8.00	851,217	4.95	6.65	637,719	6.75
8.08 - 14.75	782,010	4.97	10.42	726,710	10.39
15.02 - 23.02	266,550	5.07	18.38	265,050	18.39

$ 1.77 - $23.02	3,799,634	5.29	$7.28	2,107,296	$8.97

The weighted-average grant-date fair value of options granted during the 13 and 39 weeks ended October 28, 2006, and the 13 and 39 weeks ended October 29, 2005, was $2.36, $2.73, $3.69 and $3.20, respectively. The total intrinsic value for options exercised during the 39 weeks ended October 28, 2006, and October 29, 2005, was $2,761, and $200, respectively.

Cash received from option exercises under all plans for the 39 weeks ended October 28, 2006, and October 29, 2005, was approximately $39,000 and $6,000, respectively. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize the deferred income tax assets.

Restricted Common Stock and Performance Shares

Under the 2005 Plan and 2000 Plan, the Company grants directors, selected executives and other key employees restricted common stock with vesting generally contingent upon completion of specified service periods. The Company also grants selected executives and other key employee’s performance share awards with vesting generally contingent upon a combination of specified service periods and the Company’s achievement of specified common stock price levels.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

During the 13 and 39 weeks ended October 28, 2006, and the 13 and 39 weeks ended October 29, 2005, the Company granted none, 294,500, none and 39,000 shares, respectively, of restricted common stock to certain employees and directors under the Plans. Restricted common stock awards generally vest over a period of 3 years. The weighted average grant date fair value of the shares granted during the 13 and 39 weeks ended October 28, 2006, and the 13 and 39 weeks ended October 29, 2005, was $0.0, $5.08, $0.0 and $6.29 per share, respectively. The Company recorded approximately $0.6 million, $1.7 million, $0.5 and $1.6 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 and 39 weeks ended October 28, 2006, and the 13 and 39 weeks ended October 29, 2005, respectively.

During the 13 and 39 weeks ended October 28, 2006, and the 13 and 39 weeks ended October 29, 2005, the Company granted none, 60,000, none and 2,600,000 performance shares, respectively, to certain officers under the 2005 Plan. The weighted average grant date fair value of the performance share grants made during the 39 weeks ended October 28, 2006, and October 29, 2005, which included consideration of the probability of such shares vesting, was $4.30, and $0.81 per share, respectively.

The Company recorded $0.1 million and $0.5 million of compensation expense related to performance shares granted to officers during the 13 and 39 weeks ended October 28, 2006. Under the previously applicable accounting standards, the Company was not required to recognize stock compensation expense for performance shares granted to officers until the stock price performance conditions were achieved. Under such methodology, the Company recognized less than $0.1 million and $0.2 million of compensation expense related to performance shares granted to officers during the 13 and 39 weeks ended October 29, 2005.

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares granted to officers for the 39 weeks ended October 28, 2006:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 29, 2006	4,329,956	$2.46
Granted	354,500	$5.20
Vested	(1,377,956)	$2.49
Forfeited	(100,000)	$1.39

Nonvested at October 28, 2006	3,206,500	$2.78

The fair value of restricted common stock and performance shares that vested during the 39 weeks ended October 28, 2006, was $7.4 million.

At October 28, 2006, there was $3.9 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $3.7 million relates to restricted common stock and $0.2 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.47 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could potentially change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in its condensed consolidated statements of operations.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

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

	13 Weeks Ended October 29, 2005 (as restated, see Note 9)	39 Weeks Ended October 29, 2005 (as restated, see Note 9)
Net loss attributable to common stockholders:
As reported	$(6,405)	$(49,791)
Add:
Stock-based employee compensation included in reported net loss attributable to common stockholders, net of related tax effects	553	1,730
Deduct:
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,610)	(4,779)

Pro forma net loss	$(7,462)	$(52,840)

Pro forma net loss per share, basic and diluted:
As reported	$(0.13)	$(1.20)
Pro forma	(0.16)	(1.27)

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

The following summarizes the store closure reserve activity associated with the above charges for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Balance at beginning of period	$169	$2,944	$802	$12,036
(Adjustments)/accruals	—	(135)	(640)	4,255
Payments	(76)	(2,004)	(69)	(15,486)

Balance at end of period	$93	$805	$93	$805

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 4 – Senior Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants

The Company previously maintained a $50.0 million senior revolving credit facility, which was scheduled to mature in May 2007. On August 14, 2006, the Company and its lender replaced that facility with an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) to provide for a senior revolving credit facility of $35.0 million, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Restated Credit Agreement. In addition to extending the term from May 2007 to May 2011, the Restated Credit Agreement provides the Company, subject to the satisfaction of certain conditions precedent, with the ability to make certain levels of investments, acquisitions and common stock repurchases without lender consent, and reduced the Company’s letter of credit and other facility fees. Under the Restated Credit Agreement, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Restated Credit Agreement is the prime rate or, if elected, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability under the Restated Credit Agreement at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of October 28, 2006. The Company also incurs fees on outstanding letters of credit under the Restated Credit Agreement in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The Restated Credit Agreement ranks senior in right of payment to the Company’s Secured Convertible Notes. Borrowings under the Restated Credit Agreement are secured by all presently owned and hereafter acquired assets of the Company and two of its wholly-owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Restated Credit Agreement. The obligations of the Company and the subsidiary borrowers under the Restated Credit Agreement are guaranteed by another wholly-owned subsidiary of the Company, Wet Seal GC, Inc.

At October 28, 2006, the amount outstanding under the Facility consisted of $6.3 million in open documentary letters of credit related to merchandise purchases and $1.3 million in outstanding standby letters of credit, and the Company had $27.4 million available for cash advances and/or the issuance of additional letters of credit.

During the 39 weeks ended October 28, 2006 and October 29, 2005, investors converted $22.6 million and $6.7 million, respectively, of the Company’s Secured Convertible Notes (the “Notes”) into 15,094,982 shares and 4,487,967 shares, respectively, of Class A common stock. As a result of these conversions, the Company recorded net non-cash interest charges of $18.2 million and $5.7 million, respectively, during the 39 weeks ended October 28, 2006 and October 29, 2005, to write-off a ratable portion of unamortized debt discount, deferred financing costs and accrued interest associated with the Notes. Investors also exercised portions of outstanding Warrants during the 39 weeks ended October 28, 2006, resulting in issuance of 855,000 shares of Class A common stock in exchange for $2.1 million of proceeds to the Company. During the 39 weeks ended October 28, 2006, investors in the Company’s convertible preferred stock (“Preferred Stock”) converted $0.2 million of Preferred Stock into 73,000 shares of Class A common stock, resulting in $9.4 million of Preferred Stock remaining outstanding as of October 28, 2006.

At October 28, 2006, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

NOTE 5 – Consulting Agreement

Since late 2004, the Company has used the assistance of a consultant with its merchandising initiatives for its Wet Seal concept. On July 6, 2005, the Company entered into a related consulting agreement and an associated stock award agreement that expires on January 31, 2007.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 5 – Consulting Agreement (Continued)

Under the terms of the consulting agreement, the Company paid $2.1 million upon the execution of the agreement and is paying $0.1 million per month from July 2005 through January 2007. The Company recorded $0.3 million, $0.9 million, $0.3 million and $2.5 million of consulting expense within general and administrative expenses in its condensed consolidated statements of operations during the 13 and 39 weeks ended October 28, 2006, and the 13 and 39 weeks ended October 29, 2005, respectively, to recognize the cash compensation.

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

During the second quarter of fiscal 2006, the Company recorded a credit of $1.1 million to non-cash consulting expense within selling, general and administrative expenses, with respect to the Tranche Two Performance Shares, which resulted primarily from the Company’s stock price decrease during the quarter. During the third quarter of fiscal 2006, the Company recorded $4.4 million of non-cash consulting expense, which resulted primarily from the Company’s stock price increase during the quarter. When combined with non-cash consulting expenses recorded during fiscal 2005 and the first quarter of fiscal 2006, such charges resulted in non-cash stock compensation to date for Tranche Two of $6.9 million. The Company will continue to recognize consulting expenses or credits for the fair value of the Tranche Two Performance Shares for each reporting period through January 2007 based on the then fair value of the Tranche Two Performance Shares and the time elapsed during such reporting period relative to the term of the consulting agreement. Assuming the Tranche Two Performance Shares vest on or prior to the consulting agreement end date, the total expense recognized for such shares would equal the number of shares vested multiplied by the Company’s closing common stock prices on the respective vesting dates for each block of 350,000 shares. However, if any or all of the Tranche Two Performance Shares have not yet vested at the end of the contract period, then the total expense recognized for those shares not vested would be based on the fair value of such shares as of the end of the contract period, including consideration of the probability that such shares will vest between February 2007 and December 2007. Accordingly, the timing and amount of consulting expenses associated with the Tranche Two Performance Shares may continue to fluctuate significantly through the end of fiscal 2006 depending upon changes in the Company’s Class A common stock price and the probability of vesting.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 5 – Consulting Agreement (Continued)

The Company’s calculations for determining fair value of the Tranche Two Performance Shares as of October 28, 2006, were made using a combination of the Black-Scholes option-pricing model and Monte-Carlo simulation. The Company used the following assumptions in the application of these valuation methods:

Dividend Yield	0.00%
Expected Volatility	65.00%
Risk-Free Interest Rate	5.02%
Contractual Life of Performance Shares (in Years)	1.2

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

Diluted earnings per share for the 13 weeks ended October 28, 2006, have been computed assuming the conversion of the Notes and Preferred Stock. In accordance with EITF Issue No. 03-6, however, the “if-converted” method, whereby interest costs associated with the Notes and Preferred Stock, net of income tax effects, would be added back to the numerator in the calculation, has not been applied to these securities to calculate diluted earnings per share since the effect would be anti-dilutive. For the 13 weeks ended October 28, 2006, such interest costs not added back to the numerator in the diluted earnings per share calculation were $0.7 million.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 6 – Net Income (Loss) Per Share (Continued)

The effect of the two-class method with respect to the Notes and Preferred Stock is dilutive for the 13 weeks ended October 28, 2006. Such method would be anti-dilutive, and is thus not applied, for the 39 weeks ended October 28, 2006, and the 13 and 39 weeks ended October 29, 2005. The following table summarizes the allocation of undistributed earnings among Class A Common Stock, the Notes and the Preferred Stock, using the two-class method for the 13 weeks ended October 28, 2006, and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005 (as restated, see Note 9)	October 28, 2006	October 29, 2005 (as restated, see Note 9)
Numerator:
Net income (loss) available to common stockholders	$2,401	$(6,405)	$(7,180)	$(49,791)
Less: Undistributed earnings allocable to -
Notes	(403)	—	—	—
Preferred Stock	(83)	—	—	—

Net income (loss) allocable to Class A Common Stock	$1,915	$(6,405)	$(7,180)	$(49,791)

Denominator:
Denominator for basic earnings per share – weighted-average Class A Common Stock outstanding	72,976,557	47,611,059	70,176,210	41,627,117
Notes weighted-average shares outstanding	15,352,960	—	—	—
Preferred Stock weighted-average shares outstanding	3,147,000	—	—	—
Other dilutive securities:
Stock options	151,934	—	—	—
Stock warrants	7,983,393	—	—	—
Restricted stock and performance shares	1,881,245	—	—	—

Denominator for diluted earnings per share	101,493,089	47,611,059	70,176,210	41,627,117

Basic earnings per share – Class A Common Stock	$0.03	$(0.13)	$(0.10)	$(1.20)

Diluted earnings per share	$0.02	$(0.13)	$(0.10)	$(1.20)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 6 – Net Income (Loss) Per Share (Continued)

The computations of diluted earnings and loss per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been anti-dilutive or, in the case of performance shares for the 13 weeks ended October 28, 2006, because they did not meet the criteria in SFAS No. 128 for inclusion of contingently issuable shares in diluted earnings per share as of October 28, 2006:

	13-Week Period Ended		39-Week Period Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Stock options outstanding	3,183,401	3,799,634	4,099,797	4,099,797
Nonvested restricted stock awards	12,000	1,846,500	4,149,881	4,149,881
Performance shares	2,260,000	3,110,000	6,100,000	6,100,000
Stock issuable upon conversion of secured convertible notes	—	15,394,718	32,845,366	32,845,366
Stock issuable upon conversion of preferred stock	—	3,147,000	3,500,999	3,500,999
Stock issuable upon exercise of warrants -
June 2004 warrants	—	2,109,275	2,109,275	2,109,275
Series A warrants	—	—	—	—
Series B warrants	—	1,848,324	2,140,824	2,140,824
Series C warrants	—	3,849,107	4,411,607	4,411,607
Series D warrants	—	4,607,678	4,607,678	4,607,678
Series E warrants	—	7,486,607	7,500,000	7,500,000

Total	5,455,401	47,198,843	71,465,427	71,465,427

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of October 28, 2006, and October 29, 2005, would have resulted in proceeds to the Company of $65.4 million and $67.5 million, respectively. However, in limited circumstances, the warrant holders may choose “cashless exercise,” as defined in the associated warrant agreements, in which case the Company would receive no cash proceeds upon exercise in exchange for the issuance by the Company of fewer shares of Class A common stock

NOTE 7 – Commitments and Contingencies

Between August 26, 2004, and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”) on behalf of persons who purchased the Company’s common stock between January 7, 2003, and August 19, 2004. The Company and certain of its present and former directors and former executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including the Company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal concept and return that concept to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, the plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. The Company filed a motion to dismiss the amended complaint on January 25, 2006. A court hearing on this motion was held on October 23, 2006, but the Court has not yet made a ruling on the motion. There can be no assurance that this litigation will be resolved in a favorable manner. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at October 28, 2006.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 7 – Commitments and Contingencies (Continued)

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. As of October 28, 2006, the Company had accrued within accrued liabilities on its condensed consolidated balance sheet an amount that approximates this settlement amount.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of October 28, 2006, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

NOTE 8 – Treasury Stock

During the 39 weeks ended October 28, 2006, the Company’s Compensation/Option Committee and Board of Directors approved the repurchase by the Company, on March 1, 2006, of 500,000 performance shares of its Class A Common Stock granted to its Chief Executive Officer pursuant to a Performance Shares Award Agreement, dated as of February 1, 2005, between the Company and its Chief Executive Officer, and the Company’s making of a one-time payment to the applicable taxing agencies, on behalf of the Chief Executive Officer, in the amount of $2,675,000, which amount (a) represents the withholding tax obligation of the Chief Executive Officer in connection with the vesting of certain performance shares of Class A Common Stock held by the Chief Executive Officer and (b) is in consideration of the repurchase from the Chief Executive Officer by the Company of 500,000 of such vested performance shares of its Class A Common Stock held by the Chief Executive Officer. The average price paid per share was $5.35, which was the closing price per share of the Company’s Class A Common Stock on March 1, 2006.

On October 1, 2002, the Company’s Board of Directors authorized the repurchase of up to 5.4 million of the outstanding shares of the Company’s Class A Common Stock. There is currently no expiration date for this repurchase plan. Pursuant to this plan, during the 39 weeks ended October 28, 2006, the Company repurchased 2,018,235 shares of its Class A Common Stock, via open market transactions, at an average market price of $4.83, for a total cost, including commissions, of approximately $10.0 million.

The shares repurchased by the Company from its Chief Executive Officer and repurchased via open market transactions were retired during the 13 weeks ended October 28, 2006. As of October 28, 2006, the Company is authorized by its Board of Directors to purchase up to 2,309,865 additional shares. Repurchases are at the option of the Company and can be discontinued at any time.

NOTE 9: Restatement of Previously Issued Financial Statements

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 9: Restatement of Previously Issued Financial Statements (Continued)

Management has determined that the aggregate non-cash stock compensation expense for the items noted above, which should have been recorded within selling, general and administrative expenses, is approximately $31,000 and $129,000 for the 13 and 39 weeks ended October 29, 2005, respectively.

The Company also included in this restatement the correction of the following quantitatively and qualitatively immaterial errors previously unrecorded in the 13 and 39 weeks ended October 29, 2005:

•	Understated cost of sales of $32,000 and $95,000 for the 13 and 39 weeks ended October 29, 2005, respectively

•	Overstated professional services expenses of $108,000 and $323,000 for the 13 and 39 weeks ended October 29, 2005, respectively

•	Overstated interest expense of $4,000 and $134,000 for the 13 and 39 weeks ended October 29, 2005, respectively

To correct these errors, the Company has restated its condensed consolidated statements of operations for the 13 and 39 weeks ended October 29, 2005, its condensed consolidated financial statements of stockholders’ equity and cash flows for the 39 weeks ended October 29, 2005, and the notes to the condensed consolidated financial statements for such periods as appropriate.

The Company has also adjusted its presentation of the cash flows from operating activities within the statement of cash flows for the 39 weeks ended October 29, 2005, to present amounts for amortization of stock payment in lieu of rent and store closure costs, which had previously been included within the change in accounts payable and accrued liabilities. This adjusted presentation conforms with that of the statement of cash flows for the 39 weeks ended October 28, 2006.

The following table reconciles as previously reported to as restated net loss (in thousands):

	13 Weeks Ended October 29, 2005	39 Weeks Ended October 29, 2005
As Previously Reported	$(6,454)	$(50,024)
Adjustments:
Stock compensation expense, net of related income tax effects	(31)	(129)
Other, net of related income tax effects	80	362

Increase	49	233

As Restated	$(6,405)	$(49,791)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 28, 2006 and October 29, 2005

(Unaudited)

NOTE 9: Restatement of Previously Issued Financial Statements (Continued)

The following is a summary of the corrections described above (in thousands, except per share data.)

	Condensed Consolidated Statements of Operations
	As previously reported	Adjustments		As restated
		Stock Options	Other
13 Weeks Ended October 29, 2005
Cost of sales	$89,500	$—	$32	$89,532
Gross margin	39,821	—	(32)	39,789
Selling, general and administrative expenses	39,550	31	(108)	39,473
Operating income	272	(31)	76	317
Interest expense, net	(6,713)	—	4	(6,709)
Loss before provision (benefit) for income taxes	(6,441)	(31)	80	(6,392)
Net loss	(6,454)	(31)	80	(6,405)
Net loss attributable to common stockholders	(6,454)	(31)	80	(6,405)
Net loss per share, basic and diluted	(0.14)	—	0.01	(0.13)
39 Weeks Ended October 29, 2005
Cost of sales	$245,534	$—	$95	$245,629
Gross margin	113,895	—	(95)	113,800
Selling, general and administrative expenses	125,848	129	(323)	125,654
Operating loss	(16,893)	(129)	228	(16,794)
Interest expense, net	(9,391)	—	134	(9,257)
Loss before provision (benefit) for income taxes	(26,284)	(129)	362	(26,051)
Net loss	(26,707)	(129)	362	(26,474)
Net loss attributable to common stockholders	(50,024)	(129)	362	(49,791)

	Condensed Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
39 Weeks Ended October 29, 2005
Net loss	$(26,707)	$233	$(26,474)
Amortization of deferred financing costs	1,373	(13)	1,360
Amortization of stock payment in lieu of rent	—	144	144
Store closure costs	—	262	262
Stock-based compensation	17,585	129	17,714
Accounts payable and accrued liabilities	(3,559)	(755)	(4,314)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The discussion and analysis set forth below in this Item 2 has been affected by the restatement as described in Note 9 of the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report. For this reason, the data set forth in this section with respect to the 13 weeks and 39 weeks ended October 29, 2005, may not be comparable to discussions and data in our previously filed Quarterly Reports. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for women. We are a Delaware corporation that operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B”. At October 28, 2006, we had 416 retail stores in 46 states, Puerto Rico and Washington D.C. of the 416 stores, there were 326 Wet Seal stores and 90 Arden B stores.

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales— Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant expansion/relocation. Comparable store sales results are important in achieving operating leverage on certain expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

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

Cash flow and liquidity (working capital)—We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. We expect that our cash on hand and cash flows from operations will be sufficient to finance operations without borrowing under our senior revolving credit facility (the “Facility”) for at least the next 12 months.

Store Formats

Wet Seal. Founded in 1962, Wet Seal targets the fashion-conscious junior customer by providing a balance of moderately priced fashionable brand name and private-label apparel and accessories. While Wet Seal targets fashion-forward teens, we believe that Wet Seal’s core customer is between the ages of 17 and 25 years old. Wet Seal stores average approximately 4,000 square feet in size. As of October 28, 2006, we operated 326 Wet Seal stores.

Arden B. In fiscal 1998, we opened our first Arden B store. Arden B delivers a feminine, contemporary, sophisticated wardrobe of branded fashion separates and accessories for every facet of the customer’s lifestyle, from everyday to special occasion, by offering unique, high quality, European-inspired designs, predominantly under the “Arden B” brand name. Arden B stores average approximately 3,200 square feet in size. As of October 28, 2006, we operated 90 Arden B stores.

Internet Operations. In addition to our store locations, we maintain Wet Seal online, a web-based store located at www.wetseal.com, offering Wet Seal merchandise to customers over the Internet. The online store was designed as an extension of the in-store experience, and offers a wide selection of our merchandise. We also maintain www.ardenb.com, offering Arden B apparel and accessories comparable to those carried in the stores.

Current Trends and Outlook

In January 2005, we initiated a new strategy for our Wet Seal stores, which, among other things, consisted of lower retail prices, a broader assortment of fashion-right merchandise and more frequent delivery of fresh merchandise. With the introduction of this strategy, we experienced consolidated comparable store sales growth of 44.7% in fiscal 2005. During the 13 weeks ended April 29, 2006, we experienced a continuation of this trend, with comparable sales growth of 20.0%. During the 13 weeks ended July 29, 2006, we experienced a downward trend, with a comparable sales decrease of 2.2%, our first such decline since fiscal 2004, primarily as a result of a difficult comparison to the prior year’s comparable fiscal quarter and an inventory shortage in fashion tops and dresses at our Wet Seal stores that primarily affected our May and June fiscal months. During the 13 weeks ended October 28, 2006, we experienced an upward trend, with a comparable sales increase of 7.3%. During the 13 weeks ended October 28, 2006, we increased transaction counts per store and the number of items purchased per customer, partially offset by a decrease in average unit retail in comparison to the prior year’s comparable quarter. During the four weeks ended November 25, 2006, we continued the positive sales trend that occurred in October with a 5.5% increase in comparable store sales.

Our current operating performance trend and financing transactions completed in fiscal 2004 and 2005 have resulted in increased liquidity and, in turn, improved our current credit standing with suppliers, which may further improve our liquidity. However, we may experience future declines in comparable store sales. If our comparable store sales drop significantly, this could impact our operating cash flow and we may be forced to seek alternatives to address cash constraints, including seeking additional debt and/or equity financing.

Store Openings and Closures

During the 39 weeks ended October 28, 2006, we opened 20 Wet Seal stores and closed two Wet Seal stores. There were no store openings and two closures for Arden B during the 39 weeks ended October 28, 2006. We believe future closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease.

We expect to open 27 new Wet Seal and/or Arden B stores, net of closings, during fiscal 2006.

Merchandising Consultant

Since late 2004, a consultant has assisted our company with merchandising initiatives for our Wet Seal concept. On July 6, 2005, we entered into a consulting agreement and an associated stock award agreement with the consultant that expires on January 31, 2007.

Under the terms of the consulting agreement, we paid $2.1 million upon agreement execution and are paying $0.1 million per month from July 2005 through January 2007. We recorded $0.3 million, $0.9 million, $0.3 million and $2.5 million of consulting expense within selling, general and administrative expenses in our condensed consolidated statements of operations during the 13 and 39 weeks ended October 28, 2006, and the 13 and 39 weeks ended October 29, 2005, respectively, to recognize cash compensation.

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

As more fully described in Note 5 of Notes to Condensed Consolidated Financial Statements, we recorded a charge of $4.4 million and $7.5 million of non-cash consulting expense within selling, general and administrative expenses during the 13 and 39 weeks ended October 28, 2006, respectively, based on the full vesting of the first tranche of Performance Shares, the consulting agreement period elapsed and the fair value of the Performance Shares, which included consideration of vesting probability for the second tranche as of October 28, 2006. Prospectively, the second tranche of Performance Shares will continue to be accounted for on a variable basis, whereby quarterly charges or credits through the remainder of the consulting agreement period will be based upon the then fair value of the Performance Shares, which could have a significant impact on our results of operations through the end of fiscal 2006.

Stock-Based Compensation

Effective January 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The adoption of SFAS No. 123(R) resulted in the recognition of incremental compensation expense of $0.5 million and $1.7 million related to stock options and $0.1 million and $0.5 million related to employee performance shares during the 13 and 39 weeks ended October 28, 2006, respectively.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations, including the performance shares granted to the merchandising consultant as discussed above:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Cost of sales	$246	$—	$748	$—
Selling, general and administrative expenses	5,379	2,538	10,687	17,714

Stock-based compensation	$5,625	$2,538	$11,435	$17,714

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

Revenue Recognition

Sales are recognized upon purchase by customers at our retail store locations. For online sales, revenue is recognized at the estimated time goods are received by customers. Additionally, shipping and handling fees billed to customers are classified as revenue. Online customers typically receive goods within five to seven days of being shipped. We have recorded accruals to estimate sales returns by customers based on historical sales return results. A customer generally may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact sales.

We recognize the sales from gift cards, gift certificates and the issuance of store credits as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates and store credits until we are released from such liability, which includes consideration of potential obligations arising from state escheatment laws. We have not recognized breakage on gift cards, gift certificates and store credits in our condensed consolidated financial statements as of October 28, 2006. Our gift cards, gift certificates and store credits do not have expiration dates. We are in the process of analyzing our responsibility to escheat unredeemed gift cards, gift certificates and store credits to various state authorities. We may have changes in the estimate of our liability depending on the assessment of escheat obligations.

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

We maintain a customer loyalty program in our Arden B concept. Under the program, customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed at any time for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales as points are accumulated by the member.

In April 2006, we modified the terms of this customer loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, we also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either two or twelve months from the program change date. This resulted in a reduction to our estimate of ultimate award redemptions under the program. In the second quarter of 2006, we further reduced our estimate of ultimate redemptions based on lower than anticipated redemption levels during the quarter under the program’s revised terms. As a result, during the 13 and 39 weeks ended October 28, 2006, we recorded no benefit and a benefit of $3.7 million, respectively. The benefit recorded during the 39 weeks ended October 28, 2006, was recorded as an increase to net sales and a decrease to accrued liabilities. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record further adjustments to the unearned revenue accrual, which would affect net sales.

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

We currently use the Black-Scholes option-pricing model to value stock options granted to employees. We use these values to recognize stock compensation expense for stock options in accordance with SFAS No. 123(R). The Black-Scholes model is complex and requires significant exercise of judgment to estimate future common stock dividend yield, common stock expected volatility, and the expected life of the stock options. These assumptions significantly affect our stock option valuations, and future changes in these assumptions could significantly change valuations of future stock option grants and, thus, affect future stock compensation expense. In addition, if circumstances were to change such that we determined stock options values were better represented by an alternative valuation method, such change could also significantly affect future stock compensation expense.

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

Our group health plan claims incurrence and payment levels for the 39 weeks ended October 28, 2006, increased over the comparable prior year period, resulting in an adverse effect on our results from operations and our cash flows from operating activities. Significant further change in the number or dollar amount of claims, or a change in our expected losses on existing claims, could cause us to revise our estimate of potential losses and affect our reported results.

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

As of October 28, 2006, our only derivative financial instrument was an embedded derivative associated with our secured convertible notes. The gain or loss as a result of the change in fair value of this embedded derivative is recognized in interest expense in the condensed consolidated statements of operations each period.

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

In October 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FAS 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FAS 13-1 was effective for periods beginning after December 15, 2005. We adopted this pronouncement at the beginning of fiscal 2006. The adoption of FAS 13-1 did not affect our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. We will be required to adopt SFAS No. 157 effective for the fiscal year beginning February 3, 2008. We have not yet determined what impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (“SFAS No. 158”). SFAS No. 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in our statement of financial position and recognition of changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires us to measure the funded status of a plan as of the date of our year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is not expected to have a material impact on our condensed consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week and 39-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.4	69.2	65.4	68.3

Gross margin	33.6	30.8	34.6	31.7
Selling, general and administrative expenses	32.2	30.6	32.2	35.0
Store closure (adjustments) costs	—	(0.1)	(0.2)	1.3
Asset impairment	—	0.1	—	0.1

Operating income (loss)	1.4	0.2	2.6	(4.7)
Interest income (expense), net	0.3	(5.2)	(4.4)	(2.5)

Income (loss) before provision for income taxes	1.7	(5.0)	(1.8)	(7.2)
Provision for income taxes	—	—	—	0.1

Net income (loss)	1.7	(5.0)	(1.8)	(7.3)
Accretion of non-cash dividends on convertible preferred stock	—	—	—	(6.5)

Net income (loss) attributable to common stockholders	1.7%	(5.0)%	(1.8)%	(13.8)%

Thirteen Weeks Ended October 28, 2006, Compared to Thirteen Weeks Ended October 29, 2005

Net sales

(in millions)

	13 Weeks Ended October 28, 2006	Change From Prior Fiscal Period		13 Weeks Ended October 29, 2005
Net sales	$143.3	$14.0	10.8%	$129.3
Comparable store sales increase			7.3%

Net sales for the 13 weeks ended October 28, 2006, increased as a result of the following:

•	Our comparable store sales increase of 7.3% as a result of increased transaction counts per store and units per customer, partially offset by a lower average dollar sale;

•	An increase in the number of stores open, from 402 Wet Seal and Arden B stores as of October 29, 2005, to 416 Wet Seal and Arden B stores as of October 28, 2006; and

•	An increase of $2.5 million in net sales for our Internet business compared to the prior year.

Cost of sales

(in millions)

	13 Weeks Ended October 28, 2006	Change From Prior Fiscal Period		13 Weeks Ended October 29, 2005
Cost of sales	$95.1	$5.6	6.3%	$89.5
Percentage of net sales	66.4%		(2.8)%	69.2%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales increased in dollars, but decreased as a percent to sales, due to:

•	The 10.8% increase in net sales, which contributes both to the increased cost of sales in dollars as well as sales leverage benefits on fixed costs, primarily occupancy costs;

•	An increase in distribution costs associated with an increase in deliveries that is consistent with the growth in inventories and transaction counts;

•	An increase in buying, planning and allocation payroll and related costs due to higher staffing levels;

•	Improvement in merchandise margin due to increases in initial markup rates and amortization of frequent buyer program revenues, partially offset by increased markdowns for point-of-sale discounts associated with the frequent buyer program; and

•	An increase in occupancy costs related to the increase in the number of stores open, from 402 Wet Seal and Arden B stores as of October 29, 2005, to 416 Wet Seal and Arden B stores as of October 28, 2006.

Selling, general and administrative expenses (SG&A)

(in millions)

	13 Weeks Ended October 28, 2006	Change From Prior Fiscal Period		13 Weeks Ended October 29, 2005
Selling, general and administrative expenses	$46.1	$6.6	16.8%	$39.5
Percentage of net sales	32.2%		1.6%	30.6%

Our SG&A expenses are comprised of two components. Selling expenses include store and field support costs including personnel, advertising, and merchandise delivery costs as well as internet/catalog processing costs. General and administrative expenses include the cost of corporate functions such as executives, legal, finance and accounting, information systems, human resources, real estate and construction, loss prevention, and other centralized services.

Selling expenses increased approximately $4.1 million over last year. Selling expenses were 23.2% of net sales, or 0.6 points higher as a percentage of net sales, than a year ago. The increase in selling expenses from last year, in dollars, was primarily due to a $2.0 million increase in payroll and benefits costs driven by labor-intensive store promotion set-ups, heavy inventory receipts and an increase in store count, a $0.5 million increase in variable Internet production ordering costs due to higher Internet sales compared to the prior year, a $0.4 million increase in merchandise delivery costs, a $0.3 million increase in store supply costs, a $0.4 million increase in store and field travel expense and other support costs, a $0.2 million increase in credit card and other banking fees and a $0.2 million increase in purchases of inventory sensor tags.

General and administrative expenses increased approximately $2.5 million from the prior year to $12.8 million. As a percentage of net sales, general and administrative expenses were 8.9%, or 1.0 points higher as a percentage of sales, than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•	A current quarter charge of $4.4 million in non-cash stock compensation pertaining to the merchandise consultant agreement, which resulted primarily from our common stock price increase during the quarter, versus similar prior year charges of only $2.0 million;

•	$0.6 million in non-cash stock compensation expense for employee performance shares and stock options as a result of our adoption of SFAS No. 123 (R), “Share-Based Payment,” as of the beginning of fiscal 2006; and

•	A $0.7 million increase in corporate payroll due to increased staff levels in real estate and store construction functions in order to accommodate store growth plans as well as achievement of full staffing in several other corporate support functions.

Partially offset by the following decreases:

•	A $0.5 million decrease in corporate bonus based on our financial performance relative to bonus targets;

•	A $0.3 million decrease in legal fees due to higher prior year fees associated with litigation and an SEC investigation initiated in fiscal 2005 that was terminated with no enforcement action recommended by the SEC during the first half of fiscal 2006; and

•	A $0.3 million decrease in audit fees.

Store closure (adjustments) costs

(in millions)

	13 Weeks Ended October 28, 2006	Change From Prior Fiscal Period		13 Weeks Ended October 29, 2005
Store closure (adjustments) costs	$—	$0.1	100.0%	$(0.1)
Percentage of net sales	0.0%		0.1%	(0.1)%

No activity occurred in store closure costs for the current year fiscal quarter versus a credit of $0.1 million in the prior year fiscal quarter pertaining to the latter stages of the Wet Seal store closure program.

Asset impairment

(in millions)

	13 Weeks Ended October 28, 2006	Change From Prior Fiscal Period		13 Weeks Ended October 29, 2005
Asset impairment	$—	$(0.1)	(100.0)%	$0.1
Percentage of net sales	0.0%		(0.1)%	0.1%

Based on our quarterly assessment of the carrying value of long-lived assets, we identified no stores with significant carrying value of their assets in excess of such stores’ forecasted undiscounted cash flows.

Based on a similar analysis conducted as of October 29, 2005, we recorded a non-cash charge of $0.1 million.

Interest income (expense), net

(in millions)

	13 Weeks Ended October 28, 2006	Change From Prior Fiscal Period		13 Weeks Ended October 29, 2005
Interest income (expense), net	$0.4	$7.1	105.5%	$(6.7)
Percentage of net sales	0.3%		5.5%	(5.2)%

We generated interest income, net, of $0.4 million in the 13 weeks ended October 28, 2006, comprised of:

•	Interest income of $1.0 million from investment of cash;

•	Non-cash interest expense of $0.5 million with respect to our secured convertible notes comprised of annual interest at 3.76%, which we have elected to add to principal, and discount amortization;

•	Amortization of deferred financing costs of $0.1 million associated with our Facility and secured convertible notes;

•	Net accelerated interest charges of $0.1 million upon the conversion of $0.2 million of convertible notes into 100,000 shares of stock; and

•	A non-cash credit of $0.1 million to interest expense to recognize the decrease in market value during the period of a derivative liability resulting from a “change in control” put option held by the investors in our secured convertible notes.

In the 13 weeks ended October 29, 2005, we incurred interest expense, net, of $6.7 million, comprised of $5.7 million of net accelerated interest charges upon investor conversions into Class A common stock of $6.7 million of a portion of our $56.0 million of convertible notes issued in January 2005, $0.3 million associated with the Facility and a term loan thereunder, $0.8 million of interest on our secured convertible notes, $0.3 million of deferred financing cost and discount amortization, and $0.1 million of appraisal and amendment fees related to the Facility, partially offset by $0.6 million of interest income from investment of cash and a non-cash interest expense of $0.1 million to recognize the increase in market value of derivative liabilities.

Provision for income taxes

(in millions)

	13 Weeks Ended October 28, 2006	Change From Prior Fiscal Period		13 Weeks Ended October 29, 2005
Provision for income taxes	$—	$0.0	—	$—

We ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning in the second quarter of fiscal 2004. We currently estimate an effective tax rate of approximately 8% to 9% for fiscal 2006. However, we did not recognize a current provision for income taxes because our income before provision for income taxes for the 13 weeks ended October 28, 2006, is more than offset by our loss before provision for income taxes prior to the current quarter, and we had not previously recognized a current income tax benefit because we have not yet demonstrated a recent history of profitability to create an expectation that such tax benefit will be realized during the year.

Thirty-Nine Weeks Ended October 28, 2006, Compared to Thirty-Nine Weeks Ended October 29, 2005

Net sales

(in millions)

	39 Weeks Ended October 28, 2006	Change From Prior Fiscal Period		39 Weeks Ended October 29, 2005
Net sales	$397.9	$38.5	10.7%	$359.4
Comparable store sales increase			7.3%

Net sales for the 39 weeks ended October 28, 2006, increased as a result of the following:

•	Our comparable store sales increase of 7.3% as a result of a 13.6% increase in transaction counts per store, partially offset by a 6.1% decrease in average dollar sale. The decrease in average dollar sale resulted from a decrease in our average unit retail, driven by the continuation of our new merchandising strategy in our Wet Seal stores, partially offset by an increase in units per customer;

•	Modification of the terms of our Arden B customer loyalty program to expire unredeemed awards after specified periods of time, which resulted in recognition of sales previously deferred of $3.7 million and which is not a factor in calculating our comparable store sales;

•	An increase of $6.0 million in net sales for our Internet business compared to the prior year, which is also not a factor in calculating our comparable store sales; and

•	An increase in the number of stores open, from 402 Wet Seal and Arden B stores as of October 29, 2005, to 416 Wet Seal and Arden B stores as of October 28, 2006.

Cost of sales

(in millions)

	39 Weeks Ended October 28, 2006	Change From Prior Fiscal Period		39 Weeks Ended October 29, 2005
Cost of sales	$260.4	$14.8	6.0%	$245.6
Percentage of net sales	65.4%		(2.9)%	68.3%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales increased in dollars, and decreased as a percent to sales, due to:

•	The 10.7% increase in net sales;

•	Modification of the terms of our Arden B customer loyalty program to expire unredeemed awards after a specified period of time, resulting in recognition of sales previously deferred of $3.7 million with no corresponding charge to cost of sales, which contributes to a reduction of cost of sales as a percent to sales;

•	Improvement in merchandise margin due to increases in initial markup rates and amortization of frequent buyer program revenues, partially offset by increased markdowns for point-of-sale discounts associated with the frequent buyer program and increased markdowns in connection with the transition of merchandise leadership within the Arden B concept; and

•	The positive effect of sales leverage on occupancy costs.

Partially offset by the following:

•	An increase in buying, planning and allocation payroll and related costs due to higher staffing levels;

•	An increase in distribution costs associated with an increase in inventory receipts and transaction counts; and

•	An increase in store utilities, due to increased peak rates, and increased store repairs and maintenance costs.

Selling, general and administrative expenses (SG&A)

(in millions)

	39 Weeks Ended October 28, 2006	Change From Prior Fiscal Period		39 Weeks Ended October 29, 2005
Selling, general and administrative expenses	$128.0	$2.3	1.8%	$125.7
Percentage of net sales	32.2%		(2.8)%	35.0%

Our SG&A expenses are comprised of two components. Selling expenses include store and field support costs including personnel, advertising, and merchandise delivery costs as well as internet/catalog processing costs. General and administrative expenses include the cost of corporate functions such as executives, legal, finance and accounting, information systems, human resources, real estate and construction, loss prevention, and other centralized services.

Selling expenses increased approximately $11.4 million over last year. As a percentage of sales, selling expenses were 23.3% of net sales, or 0.7 points higher as a percentage of sales, than a year ago. The increase in selling expenses from last year, in dollars, was primarily due to a $5.3 million increase in payroll and benefits costs as a result of increased sales, labor-intensive store promotion set-ups, heavy inventory receipts and our increase in store count; a $1.1 million increase in Internet production and ordering costs due to higher Internet sales compared to the prior year; a $1.6 million increase in spending for advertising associated with visual presentation, in-store signage, promotional contests and publication placements; a $0.5 million increase in merchandise delivery costs; a $0.9 million increase in store supply costs; a $0.4 million increase in credit card and other banking fees; a $0.4 million increase in security costs due to increased purchases of inventory sensor tags; a $0.7 million increase in field support costs; and a $0.2 million in inventory services due to increased inventory levels.

General and administrative expenses decreased approximately $9.1 million from the prior year to $35.2 million. As a percentage of net sales, general and administrative expenses were 8.9%, or 3.4 points lower, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	A decrease in charges associated with the July 2005 merchandise consultant agreement of $10.1 million, which resulted from prior year stock and cash compensation charges of $16.0 million and $2.5 million, respectively, versus only $7.5 million and $0.9 million of such charges, respectively, in the current year;

•	A $1.4 million decrease in corporate bonus expense based on our financial performance relative to bonus targets; and

•	A $1.6 million decrease in legal fees, due primarily to a decrease in the amount of legal charges associated with litigation and an SEC investigation initiated in fiscal 2005.

Partially offset by the following increases:

•	$2.2 million in non-cash stock compensation expense for employee performance shares and stock options as a result of our adoption of SFAS No. 123 (R), “Share-Based Payment,” as of the beginning of fiscal 2006;

•	A $1.7 million increase in corporate payroll due to increased staff levels in real estate and store construction functions in order to accommodate store growth plans as well as achievement of full staffing in several other corporate support functions; and

•	A $0.6 million increase in benefit costs due to an increase in claims in our group health plan.

Store closure (adjustments) costs

(in millions)

	39 Weeks Ended October 28, 2006	Change From Prior Fiscal Period		39 Weeks Ended October 29, 2005
Store closure (adjustments) costs	$(0.6)	$(5.1)	(113.3)%	$4.5
Percentage of net sales	(0.2)%		(1.5)%	1.3%

As a result of decreases in estimated costs for lease terminations, primarily due to settlement agreements and a decrease in estimated legal and other costs, during the 39 weeks ended October 28, 2006, we recognized a $0.6 million credit to store closure costs.

The 39 weeks ended October 29, 2005, included store closure costs of $4.5 million primarily related to the estimated lease termination costs for 150 Wet Seal store closures as part of a turn-around strategy.

Interest expense, net

(in millions)

	39 Weeks Ended October 28, 2006	Change From Prior Fiscal Period		39 Weeks Ended October 29, 2005
Interest expense, net	$(17.4)	$(8.1)	(87.7)%	$(9.3)
Percentage of net sales	(4.4)%		(1.9)%	(2.5)%

We incurred interest expense, net, of $17.4 million in the 39 weeks ended October 28, 2006, comprised of:

•	A net write-off of $18.2 million of unamortized debt discount, deferred financing costs and accrued interest upon investor conversions into Class A common stock of $22.6 million of our secured convertible notes;

•	Non-cash interest expense of $1.7 million with respect to our secured convertible notes comprised of annual interest at 3.76% and discount amortization;

•	Amortization of deferred financing costs of $0.4 million associated with our Facility, term loan and secured convertible notes;

•	A non-cash credit of $0.3 million to interest expense to recognize the decrease in market value during the period of a derivative liability resulting from a “change in control” put option held by the investors in our secured convertible notes;

•	Non-cash interest expense of $0.2 million to write-off unamortized deferred financing costs and cash interest expense of $0.1 million for a prepayment penalty upon our repayment of the $8.0 million term loan in March 2006;

•	Interest expense of $0.2 million under the Facility, for an $8.0 million term loan, plus related Facility, appraisal and amendment fees; and

•	Interest income of $3.1 million from investment of cash.

In the 39 weeks ended October 29, 2005, we incurred interest expense, net, of $9.3 million, comprised of $5.7 million of net accelerated interest charges upon investor conversions into Class A common stock of $6.7 million of a portion of our $56.0 million of convertible notes issued in January 2005, $0.8 million associated with the Facility and the term loan thereunder, $1.1 million of interest expense on our $10.0 million bridge loan, $1.6 million of interest on our secured convertible notes, $1.5 million of deferred financing cost and discount amortization, and $0.1 million of appraisal and amendment fees related to the Facility, partially offset by $1.4 million of interest income from investment of cash and a non-cash credit of $0.1 million to recognize the decrease in market value of derivative liabilities.

Provision for income taxes

(in millions)

	39 Weeks Ended October 28, 2006	Change From Prior Fiscal Period		39 Weeks Ended October 29, 2005
Provision for income taxes	—	$(0.4)	(100.0)%	$0.4

We ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning with our second quarter of fiscal 2004. We did not recognize income tax benefits for deferred tax assets related to net operating losses generated during the 39-week period ended October 28, 2006, as we continue to believe it to be more likely than not that we will not generate sufficient taxable income to realize these deferred tax assets. We currently estimate an effective tax rate of approximately 8.0% to 9.0% for fiscal 2006. However, we did not recognize a current income tax benefit for the 39 weeks ended October 28, 2006, because we have not yet demonstrated a recent history of profitability to create an expectation that such tax benefit will be realized during the year. During the 39-week period ended October 28, 2006, we generated a nominal income tax benefit pertaining to past income tax audit matters.

During the 39 weeks ended October 29, 2005, we incurred a provision for income taxes of $0.4 million to write off certain state tax receivables we no longer believe to be realizable.

Accretion of non-cash dividends on convertible preferred stock

In the 39 weeks ended October 29, 2005, we issued 24,600 shares of our Series C Convertible Preferred Stock, with a stated value of $24.6 million. We initially recorded this preferred stock at a discount of $23.3 million. During the 39 weeks ended October 29, 2005, we immediately accreted this discount in its entirety in the form of a deemed non-cash preferred stock dividend since the preferred stock is immediately convertible and has no stated redemption date.

Liquidity and Capital Resources

Net cash provided by operating activities was $7.7 million for the 39 weeks ended October 28, 2006, compared to net cash used in operating activities of $15.5 million for the same period last year. For the 39 weeks ended October 28, 2006, operating cash flows were directly impacted by net non-cash items (primarily stock compensation expense, depreciation and amortization, and amortization of debt discount and deferred financing costs) of $40.7 million, partially offset by our net loss of $7.2 million, an increase in merchandise inventories, net of merchandise accounts payable, of $20.8 million due to seasonal inventory build, opportunistic purchases in advance of the fall season and an increase in store count, and a use of cash from changes in other operating assets and liabilities of $5.0 million due to seasonal fluctuations partially offset by an increase in our deferred rent liability due to new store openings.

For the 39 weeks ended October 28, 2006, net cash used in investing activities of $8.8 million was comprised primarily of capital expenditures. Capital expenditures for the period were primarily for store relocations and remodeling for our Wet Seal concept and for various information technology projects. Capital expenditures do not include $6.5 million of capital assets purchased on account for which we have not yet made payment. We expect such payments will be made primarily during the fourth quarter of this year. We estimate that, in fiscal 2006, capital expenditures will be approximately $20 million, primarily for the construction of 36 new stores and remodeling of existing stores.

We do not expect store closures in 2006 other than those associated with natural lease expirations for which an acceptable renewal cannot be negotiated. Accordingly, we have not incurred lease buyout or termination fees during the 39 weeks ended October 28, 2006, and do not anticipate incurring any such fees through the remainder of fiscal 2006.

For the 39 weeks ended October 28, 2006, net cash used in financing activities was $18.6 million, comprised primarily of the repayment of our $8.0 million term loan and common stock repurchases and retirement of $12.7 million, partially offset by $2.1 million in proceeds from investor exercises of common stock warrants. Under our existing share repurchase program, we had authorization to purchase up to 2,309,865 additional shares as of October 28, 2006. Repurchases are at our option and can be discontinued at any time.

Total cash and cash equivalents at October 28, 2006, was $77.1 million, compared to $96.8 million at January 28, 2006. Our working capital at October 28, 2006, increased to $70.0 million from $69.2 million at January 28, 2006, due primarily to our increase in merchandise inventories and our decrease in accrued liabilities, partially offset by our decrease in cash and increase in accounts payable during the 39 weeks ended October 28, 2006.

We previously maintained a $50.0 million senior revolving credit facility (the Facility), which was scheduled to mature in May 2007. On August 14, 2006, we replaced the Facility with the Amended and Restated Credit Agreement to provide for a senior revolving credit facility of $35.0 million, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Restated Credit Agreement. In addition to extending the current agreement term from May 2007 to May 2011, the Restated Credit Agreement provides us, subject to the satisfaction of certain conditions precedent, with the ability to make certain levels of investments, acquisitions and common stock repurchases without lender consent, and reduces our letter of credit and other facility fees. Under the Restated Credit Agreement, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Restated Credit Agreement is the prime rate or, we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability under the Restated Credit Agreement at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of October 28, 2006. We also incur fees on outstanding letters of credit under the Restated Credit Agreement in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The Restated Credit Agreement ranks senior in right of payment to our secured convertible notes. Borrowings under the Restated Credit Agreement are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by our wholly owned subsidiary, Wet Seal GC, Inc.

At October 28, 2006, the amount outstanding under the Restated Credit Agreement consisted of $6.3 million in open documentary letters of credit related to merchandise purchases and $1.3 million in standby letters of credit. At October 28, 2006, we had $27.4 million available for cash advances and/or for the issuance of additional letters of credit. At October 28, 2006, we were in compliance with all covenant requirements in the Facility.

We believe we will have sufficient cash to meet our operating and capital requirements for the next 12 months. However, we may experience future declines in comparable store sales or experience other events that negatively affect our operating results. Such decline could result in a reduction in our operating cash flows and a decrease in or elimination of excess availability under our Restated Credit Agreement, which could force us to seek alternatives to address our cash constraints, including seeking additional debt and/or equity financing.

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

Commitments and Contingencies

At October 28, 2006, our contractual obligations consisted of:

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Lease commitments:
Operating leases	$254,276	$47,135	$115,634	$53,381	$38,126
Fixed common area maintenance	22,678	4,172	10,574	6,080	1,852
Convertible notes, including accrued interest	24,516	—	—	—	24,516
Supplemental Employee Retirement Plan	2,069	220	660	440	749
Projected interest on contractual obligations	5,241	—	—	—	5,241

Total	$308,780	$51,527	$126,868	$59,901	$70,484

Lease commitments include operating leases for our retail stores, principal executive offices, warehouse facilities and computers under operating lease agreements expiring at various times through 2017. As of October 28, 2006 we have amended our principal executive office and warehouse facility operating lease. The addendum includes a lease extension term through December 4, 2017 with the option to terminate on December 4, 2014 upon payment by us of an early termination fee of $0.7 million. Certain leases for our retail stores include fixed common area maintenance obligations.

We have a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one former director. The SERP provides for retirement death benefits through life insurance. We funded a portion of the SERP obligation in 1998 and 1997 through contributions to a trust arrangement known as a “Rabbi” trust.

The projected interest component on our company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 4 of Notes to Condensed Consolidated Financial Statements). This projected interest pertains to the 3.76% interest, compounded annually, on our convertible notes. Upon investor conversions of our convertible notes, we become no longer obligated to pay a ratable portion of such interest.

Our principal commercial commitments consist primarily of letters of credit, for the procurement of domestic and imported merchandise, secured through our Facility. At October 28, 2006, our contractual commercial commitments under these letter of credit arrangements were as follows:

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Letters of credit	$7,556	$7,556	—	—	—

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

Statement Regarding Forward-Looking Disclosure

Certain sections of this Quarterly Report on Form 10-Q, including the preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations or beliefs concerning future events.

Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, and which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Actual events and results may differ from those expressed in any forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors,” within this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At October 28, 2006, no borrowings were outstanding under the Facility. As of October 28, 2006, we are not a party to any derivative financial instruments, except as discussed in “Market Risk – Change in Value of our Common Stock” immediately below.

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

In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in our common stock price, and changes in risk-free interest rates, our expected dividend yield and expected returns on our common stock could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in our condensed consolidated statements of operations. During the 39 weeks ended October 28, 2006, there was a $0.3 million decrease in the fair value of this derivative, which we recognized as a decrease to the carrying value of the derivative liability and a reduction of interest expense in the condensed consolidated statements of operations.

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

In connection with the restatement described in Note 9 of the Notes to Condensed Consolidated Financial Statements, our management, with the participation of our Chief Executive Officer and Chief Financial officer, re-evaluated the effectiveness of our disclosure controls and procedures. Based upon their re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended October 28, 2006, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Between August 26, 2004, and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California, or the Court, on behalf of persons who purchased our common stock between January 7, 2003, and August 19, 2004. We and certain of our former directors and executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, we failed to disclose and misrepresented material adverse facts that were known to us or disregarded by us. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that we violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning our prospects to stem ongoing losses in our Wet Seal concept and return that business to profitability. The consolidated complaint also alleges that our former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of our common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. We filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against us in the lawsuit. However, plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. We filed a motion to dismiss the amended complaint on January 25, 2006. A court hearing on this motion was held on October 23, 2006, but the Court has not yet made a ruling on the motion. There can be no assurance that this litigation will be resolved in a favorable manner. We are vigorously defending this litigation and are unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at October 28, 2006.

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. We were named as defendants. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. As of October 28, 2006, we had accrued within accrued liabilities on our condensed consolidated balance sheet an amount that approximates this settlement amount.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of our pending litigation, we are adequately covered by insurance; however, certain other matters may exist or arise for which we do not have insurance coverage. As of October 28, 2006, we were not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factors represent a complete update of the risk factors provided in our Annual Report on Form 10-K/A and amendments thereto, for the fiscal year ended January 28, 2006.

Risks Related to our Business

The matters relating to our review of our historical stock option granting practices and the restatement of our consolidated financial statements may result in regulatory review and/or litigation, which could harm our financial results.

As a result of a review of our stock option granting practices during the period from 1990 through August 2006, our audit committee concluded that certain previously issued financial statements should not be relied upon. Errors were discovered in the accounting for grants of stock options to employees, members of our board of directors and other service providers. We have restated certain of our financial statements in order to make the necessary accounting adjustments. Nevertheless, the review of our stock option granting practices and the restatement of our consolidated financial statements may result in a review by the SEC. Moreover, claims may be asserted by our stockholders with respect to the restated financial statements. Any of the foregoing could require management to devote significant time to matters other than the operation of the business, and any adverse determination by a court or any applicable regulatory authority could adversely affect our financial condition, results of operations and cash flows.

Our improvements in comparable store sales and operating results in fiscal 2005 and the first three quarters of fiscal 2006 may not be indicative of our future performance trends, and we may not be able to sustain or improve our results and achieve profitability.

During fiscal 2005 and the first three quarters of fiscal 2006, we experienced six out of seven consecutive quarters of positive comparable store sales growth, and positive overall cash flow from operations for fiscal 2005 and the nine months ended October 28, 2006. However, we incurred significant operating losses and negative cash flows during each of fiscal 2003 and 2004 which caused liquidity problems and resulted in very tight vendor payment terms. In 2005, we raised additional capital, generated a smaller operating loss and had positive cash flow from operations, which improved our liquidity.

Our ability to maintain the success of our Wet Seal and Arden B stores depends in large part on a number of factors, some of which are outside of our control, including accurate forecasting of demand and fashion trends, providing an appropriate mix of appealing merchandise for our targeted customer base, managing inventory effectively, using effective pricing strategies, selecting effective marketing techniques, optimizing store performance, negotiating acceptable renewals of expiring leases and general economic conditions. For example, we recently experienced an inventory shortage in certain fashion tops and dresses in our Wet Seal division that negatively affected our comparable store sales performance in May and June of 2006. As a result of the foregoing and other factors, we may not be able to sustain the recent rate of improvement in results of operations in the future.

We cannot be certain that we will be able to execute our plan to open additional stores or that such store openings will be successful.

Successful implementation of our company’s growth strategy depends on a number of factors including, but not limited to, obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and the hiring and training of store managers and sales associates. The new stores may place increased demands on our company’s operational, managerial and administrative resources, which could cause our company to operate less effectively. Furthermore, there is a possibility that new stores that are opened in existing markets may have an adverse effect on future sales of previously existing stores in that market. In addition, our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

We have had significant management changes during the past two fiscal years and these changes may impact our ability to execute our business strategy in the near term.

In general, our success depends to a significant extent on the performance of our senior management, particularly personnel engaged in merchandising and store operations, and on our ability to identify, hire and retain additional key management personnel.

In December 2004 and January 2005, we appointed a new President and Chief Executive Officer and four members to our board of directors. In August 2005, our Executive Vice President and Chief Financial Officer resigned from our company, and was replaced by a new Executive Vice President and Chief Financial Officer in December 2005. On March 6, 2006, two new members joined our Board of Directors. Effective March 1, 2006, the president of our Arden B stores resigned and was replaced by a new president of merchandise on March 13, 2006. On May 2, 2006, we hired our Chief Merchandise Officer for our Wet Seal division.

We anticipate that we will continue to experience a transition period as this new management team is fully integrated. Due to the intense competition for qualified personnel in the retail apparel industry, we may not be able to identify, hire or retain key personnel with the merchandising and management skills necessary to consistently offer appealing products to our target market. Moreover, we are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to implement our growth strategy.

The departure of Michael Gold at the end of his contract term in January 2007 could have an adverse impact on our results of operations.

Michael Gold, a well-regarded retailer, has assisted our company with our merchandising initiatives in connection with our turnaround strategy. Under the direction of Mr. Gold, our Wet Seal concept introduced and implemented a new merchandising strategy to attract teenage girls to our stores. Mr. Gold’s consulting agreement with our company will terminate prior to the end of our 2006 fiscal year. We have prepared for that occurrence by hiring additional merchandising professionals and strengthening our merchandising team and process. However, if we or Mr. Gold chooses not to extend Mr. Gold’s consulting agreement, our results of operations may be adversely impacted.

The strategy for our Arden B division implemented by our new Arden B management team may not be successful.

Our strategy for our Arden B division may not be successful and we may have to write down the value of our Arden B assets, which could have an adverse effect on our results of operations. The new president of merchandise for our Arden B division, Mr. Greg Gemette, joined us in March 2006. Although Mr. Gemette has put together a management team of design, operational and merchandising individuals with significant industry experience, the success of Arden B is largely dependent upon its ability to design fashion that satisfies current fashion tastes and to provide merchandise in a timely manner for our customers. To the extent there are design and/or merchandising misjudgments, the operating results of Arden B may be adversely and materially impacted.

In addition to our new design and merchandising strategy, we intend to increase the percentage of imported merchandise for our Arden B stores during the next two fiscal years. However, if there are delays in our import chain or there are cancellations of our foreign orders, the results of operations for our Arden B stores could be significantly and adversely impacted due to decreased sales and/or increased markdowns.

If we are unable to anticipate and react to new fashion trends and/or if there is a decrease in the demand for fashionable apparel, our financial condition and results of operations could be adversely affected.

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

Our sales also depend upon the continued demand by our customers for fashionable apparel. Demand for our merchandise could be negatively affected by shifts in consumer discretionary spending to other goods, such as electronic equipment, computers and music. If the demand for apparel and related merchandise were to decline, our financial condition, results of operations and cash flows would be adversely affected by any resulting decline in sales.

Since August 2004, our company has been a defendant in a class action related to our company’s securities.

As previously reported, our company and certain of our former directors and former officers have been named as defendants in several securities class actions filed on behalf of persons who purchased our Class A common stock between January 7, 2003, and August 19, 2004. These actions have been consolidated in the United States District Court for the Central District of California.

The consolidated complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by, among other allegations, making false and misleading statements concerning the progress of our company to stem the losses of our Wet Seal stores and return that business to profitability as well as the illegal use of material non-public information by former directors and a company controlled by them. The plaintiff sought class certification, compensatory damages, interest, costs and attorneys’ fees and expenses.

On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, plaintiffs were granted leave to file an amended complaint, which they filed on November 23, 2005. We filed an additional motion to dismiss the amended complaint. The motion was argued in a court hearing on October 23, 2006, but the Court has not yet made a ruling on the motion. In the event plaintiffs achieve a favorable outcome, significant damages could be assessed against our company that exceed available insurance coverage, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Fluctuations in our results of operations for the third fiscal quarter and the fourth fiscal quarter would have a disproportionate effect on our overall financial condition, results of operations and cash flows.

We experience seasonal fluctuations in revenues and operating income, with a disproportionate amount of our revenues and a majority of our income being generated in the third fiscal quarter “back to school” season, which begins the last week of July and ends during September, and the fourth fiscal quarter “holiday” season. Our revenues and income are generally weakest during the first and second fiscal quarters. In addition, any factors that harm our third and fourth fiscal quarter operating results, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.

In order to prepare for our peak shopping season, we must order and keep in stock significantly more merchandise than we would carry at other times of the year. An unanticipated decrease in demand for our products during our peak shopping season could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross profit. Alternatively, an unanticipated increase in demand for certain of our products, as was the case recently at our Wet Seal stores, could leave us unable to fulfill customer demand and result in lost sales and customer dissatisfaction.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, the revenues contributed by new stores, merchandise mix and the timing and level of inventory markdowns. As a result, historical period-to-period comparisons of our revenues and operating results are not necessarily indicative of future period-to-period results. You should not rely on the results of a single fiscal quarter, particularly the third fiscal quarter “back to school” season or fourth fiscal quarter “holiday” season, as an indication of our annual results or our future performance.

Our failure to effectively compete with other retailers for sales and locations could have a material adverse effect on our financial condition, results of operations and cash flows.

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location, in-store environment and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores and certain other apparel retailers, including Aeropostale, Abercrombie & Fitch, Charlotte Russe, Gap, Banana Republic, H&M, Old Navy, Pacific Sunwear, American Eagle, Target, Urban Outfitters, Forever 21, Express, J.C. Penney, bebe and BCBG. Many of our competitors are large national chains that have substantially greater financial, marketing and other resources than we do. We face a variety of competitive challenges, including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in a narrowly-defined market segment;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers in our target markets and maintaining a sufficient quantity of these items for which there is the greatest demand;

•	obtaining favorable site locations within malls on reasonable terms;

•	sourcing merchandise efficiently; and

•	pricing our products competitively and achieving customer perception of value.

Our industry has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. Any of these factors could result in reductions in sales or the prices of our products which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

Further, competition for prime locations and lease terms within shopping malls, in particular, is intense, and we may not be able to obtain new locations or maintain our existing locations on terms favorable to us.

The upcoming expiration of leases for approximately 50 of our existing stores could lead to increased costs associated with renegotiating our leases and/or relocating our stores.

We have approximately 50 existing store leases scheduled to expire in fiscal 2007. In connection with the expiration of these leases, we will have to renegotiate new leases which could result in higher rental amounts for each store. Although we expect to negotiate new leases with acceptable terms that will allow us to remain in a substantial majority of these locations, we may not be able to obtain new terms that are favorable to us. In addition, as a result of renewal negotiations, we may be required by the landlord to remodel, which could result in significant capital expenditures. In addition, some landlords may refuse to renew our leases due to our low sales per square foot as compared with other prospective tenants. If we are unable to agree to new terms with our landlord, we will have to relocate these stores, which could result in a significant expenditure and could lead to an interruption in the operation of our business at the affected stores, and we could be required to relocate to less desirable locations.

Because of the importance of our brand names, we may lose market share to our competitors if we fail to adequately protect our intellectual property rights.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We have registered trademarks for Wet Seal and Arden B (which are registered in the retail store services class and pending in others). We take actions to establish and protect our intellectual property. However, others may infringe on our intellectual property rights. In addition, others may seek to block the sale of our products as violative of their intellectual property rights. If we are required to stop using any of our registered or non-registered trademarks, our sales could decline and, consequently, our business and results of operations could be adversely affected.

Our retail store operations are affected by local, regional and national economic conditions.

Our business is sensitive to consumer spending patterns and preferences. Various economic conditions affect the level of spending on the merchandise we offer, including general business conditions, interest rates, taxation, the availability of consumer credit and consumer confidence in future economic conditions. Our growth, sales and profitability may be adversely affected by unfavorable economic conditions on a local, regional or national level.

Further, the majority of our stores are located in shopping malls. We derive sales, in part, from the high volume of traffic in these malls. The inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, or the decline in the popularity of malls as shopping destinations, would reduce our sales volume and, consequently, adversely affect our financial condition, results of operations and cash flows.

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

We depend upon a single center for our corporate offices and distribution activities, and any significant disruption in the operation of this center could harm our business, financial condition, results of operations and cash flows.

Our corporate offices and the distribution functions for all of our stores are handled from a single, leased facility in Foothill Ranch, California. Any significant interruption in the operation of this facility due to construction, relocation, a natural disaster, accident, system failure or other unforeseen event could delay or impair our ability to distribute merchandise to our stores and, consequently, lead to a decrease in sales. As a result, our business, financial condition, results of operations and cash flows could be adversely affected. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on our business, personnel and results of operations.

We do not authenticate the license rights of our suppliers.

We purchase merchandise from a number of vendors who purport to hold manufacturing and distribution rights under the terms of license agreements. We generally rely upon each vendor’s representation concerning those manufacturing and distribution rights and do not independently verify whether each vendor legally holds adequate rights to the licensed properties they are manufacturing or distributing. If we acquire unlicensed merchandise, we could be obligated to remove it from our stores, incur costs associated with destruction of the merchandise if the vendor is unwilling or unable to reimburse us and be subject to civil and criminal liability. The occurrence of any of these events could adversely affect our financial condition, results of operations and cash flows.

We are subject to risks associated with our procurement of products from non-U.S. based vendors and U.S. vendors that purchase products internationally, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

A portion of our products is manufactured outside the United States. As a result, we are susceptible to greater losses as a result of a number of risks inherent in doing business in international markets and from a number of factors beyond our control, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. These factors include:

•	import or trade restrictions (including increased tariffs, customs duties, taxes or quotas) imposed by the United States government in respect of the foreign countries in which our products are currently manufactured or any of the countries in which our products may be manufactured in the future;

•	political instability or acts of terrorism, significant fluctuations in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds between the United States and foreign jurisdictions, and/or potential disruption of imports due to labor disputes at U.S. ports, any of which could adversely affect our merchandise flow and, consequently, cause our sales to decline; and

•	local business practices that do not conform to our legal or ethical guidelines.

Our imports are limited by textile agreements between the United States and a number of foreign jurisdictions, including Hong Kong, China, Taiwan and South Korea. These agreements impose quotas on the amounts and types of merchandise that may be imported into the United States from these countries. These agreements also allow the United States to limit the importation of categories of merchandise that are not now subject to specified limits. The United States and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. In addition, none of our international suppliers or international manufacturers supplies or manufactures our products exclusively. As a result, we compete with other companies for the production capacity of independent manufacturers and import quota capacity. If we were unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because room under the necessary quotas was unavailable or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Violation of labor laws and practices by our suppliers could harm our business and results of operations.

Our company’s policy is to use only those sourcing agents and independent manufacturers who operate in compliance with applicable laws and regulations. The violation of laws, particularly labor laws, by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer’s or sourcing agent’s labor practices from those generally accepted as ethical in the United States or in the country in which the manufacturing facility is located, and the public revelation of those illegal or unethical practices could cause significant damage to our company’s reputation. Although our manufacturer operating guidelines promote ethical business practices, we do not control these manufacturers and cannot guarantee their legal and regulatory compliance.

We are exposed to business risks as a result of our Internet operations.

We operate on-line stores at www.wetseal.com and www.ardenb.com. Although our online sales encompass a relatively small percentage of our total sales, our Internet operations are subject to numerous risks, including:

•	online security breaches and/or credit card fraud.

•	reliance on third-party computer and hardware providers; and

•	diversion of sales from our retail stores.

In addition, increased Internet sales by our competitors could result in increased price competition and decreased margins. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could adversely affect the profitability of our Internet operations.

Risks Related to our Class A Common Stock

Our stockholders may experience additional dilution due to previous private placements of convertible securities as well as the issuance of additional securities in the future.

Since May 2004, we have completed several private placements of warrants, convertible notes and shares of preferred stock that are convertible into or exercisable for shares of our Class A common stock. Through December 1, 2006, we have issued 37,893,067 shares of our Class A common stock as a result of exercises and conversions of these securities, and may be required to issue up to 38,176,041 additional shares of our Class A common stock upon further conversions or exercises of these securities.

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

In addition, the issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing stockholders’ equity interest. The issuance of additional equity securities or securities convertible into equity securities could also trigger an anti-dilution adjustment pursuant to outstanding warrants, convertible notes or preferred stock.

The price of our Class A common stock has fluctuated significantly during the past few years and may fluctuate significantly in the future.

Our Class A common stock, which is traded on the NASDAQ Global Market, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our Class A common stock. The market price of our Class A common stock is likely to fluctuate, both because of actual and perceived changes in our operating results and prospects and because of general volatility in the stock market. The market price of our Class A common stock could continue to fluctuate widely in response to factors such as:

•	actual or anticipated variations in our results of operations;

•	the addition or loss of suppliers, customers and other business relationships;

•	changes in financial estimates of, and recommendations by, securities analysts;

•	conditions or trends in the apparel and consumer products industries;

•	additions or departures of key personnel;

•	sales of our Class A common stock;

•	general market and economic conditions; and

•	other events or factors, including the realization of any of the risks described in this risk factors section, many of which are beyond our control.

Fluctuations in the price and trading volume of our Class A common stock in response to factors such as those set forth above could be unrelated or disproportionate to our actual operating performance.

We have never paid dividends on our Class A common stock and do not plan to do so in the future.

Holders of shares of our Class A common stock are entitled to receive any dividends that may be declared by our board of directors. However, we have not paid any cash dividends on our Class A common stock and we do not expect to for the foreseeable future. Also, our agreements with our senior lenders and the indenture governing our notes restrict the payment of dividends to our stockholders. Investors who anticipate the need for dividends from investments should not purchase our Class A common stock.

Our charter provisions, stockholder rights plan and Delaware law may have anti-takeover effects.

Our certificate of incorporation permits our board of directors to designate and issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could differentially and adversely affect the voting power or other rights of the holders of our Class A common stock, which could be used to discourage an unsolicited acquisition proposal. In addition, under certain circumstances our board of directors may grant rights to our stockholders under our stockholder rights plan. Furthermore, certain provisions of Delaware law applicable to our company could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

The possible issuance of preferred stock, the granting of rights to stockholders under our stockholder rights plan and the application of anti-takeover provisions of Delaware law could each have the effect of delaying, deferring or preventing a change in control of our company, including, without limitation, discouraging a proxy contest, making more difficult the acquisition of a substantial block of Class A common stock and limiting the price that investors might in the future be willing to pay for shares of our Class A common stock.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, the price of our Class A common stock could decline.

The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We cannot predict what these analysts publish. Furthermore, if one or more of the analysts who do cover us downgrades our Class A common stock or our industry, or the stock of any of our competitors, the price of our Class A common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our Class A common stock price to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 30, 2006 to October 28, 2006	1,043,235	$5.23	1,043,235	2,309,865

Total	1,043,235	$5.23	1,043,235	2,309,865

(1)	On October 1, 2002, the Company’s Board of Directors authorized the repurchase of up to 5.4 million of the outstanding shares of the Company’s Class A common stock, which was announced on October 2, 2002. There is currently no expiration date for the repurchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1.1	Lease Addendum to the Principle Executive Offices and Warehouse Facility, dated October 28, 2006.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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