Form 10-K
period 2007-02-03
WET SEAL INC
filed 2007-04-17
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18632

THE WET SEAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0415940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26972 Burbank, Foothill Ranch, CA	92610
(Address of principal executive offices)	(Zip Code)

(949) 699-3900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.10 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 29, 2006, was approximately $361,666,000 based on the closing sale price of $4.61 per share as reported on the NASDAQ Global Market on July 28, 2006.

The number of shares outstanding of the registrant’s Class A Common Stock, par value $0.10 per share, at April 16, 2007, was 97,448,226. There were no shares outstanding of the registrant’s Class B Common Stock, par value $0.10 per share, at April 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of this Annual Report incorporates information by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC within 120 days of February 3, 2007.

THE WET SEAL, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended February 3, 2007

PART I

Item 1.	Business

Statement Regarding Forward Looking Disclosure and Risk Factors

Certain sections of this Annual Report on Form 10-K, including “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain various forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act, which represent our expectations or beliefs concerning future events.

Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, and/or which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, ongoing concept strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” below and discussed elsewhere in this Annual Report.

General

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 15 to 45. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” As of February 3, 2007, we operated 430 retail stores in 46 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

All references to “we,” “our,” “us,” and “our company” in this Annual Report mean The Wet Seal, Inc. and its wholly owned subsidiaries. All references in this Annual Report to “fiscal 2007,” “fiscal 2006,” “fiscal 2005” and “fiscal 2004” mean the fiscal year ending February 2, 2008 and the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our corporate web site, www.wetsealinc.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (“SEC”.) Our Business Ethics Policy and Code of Conduct is also located within the Corporate Information section of our corporate website. These documents are also available in print to any stockholder who requests a copy from our Investor Relations department. The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, these materials may be obtained at the website maintained by the SEC at sec.gov. The content of our websites (www.wetsealinc.com, www.wetseal.com, and www.ardenb.com) is not intended to be incorporated by reference in this Annual Report.

The names “Wet Seal” and “Arden B” (which are registered in the retail store services class and pending in others) are trademarks and servicemarks of our company. Each trademark, tradename, or servicemark of any other company appearing in this annual report belongs to its respective owner.

Store Formats

Wet Seal.    Wet Seal is the junior apparel brand for teenage girls that seek fashion-first clothing with a target customer age of 15 to 19 years old. Wet Seal provides its customer base with a balance of affordably priced fashionable brand name and company-developed apparel and accessories. Wet Seal stores average approximately 4,000 square feet in size and in fiscal 2006 had average sales per square foot of $321. As of February 3, 2007, we operated 338 Wet Seal stores.

Arden B.    Arden B is the fashion brand for the sophisticated feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 45 and delivers contemporary collections of branded fashion separates and accessories for various aspects of the customers’ lifestyles. Arden B stores average approximately 3,200 square feet in size and in fiscal 2006 had average sales per square foot of $459. As of February 3, 2007, we operated 92 Arden B stores.

Internet Operations.    In 1999, we established Wet Seal online, a web-based store located at www.wetseal.com, offering Wet Seal merchandise to customers over the Internet. In August 2002, we expanded our online operations with the launch of www.ardenb.com, offering Arden B apparel and accessories comparable to those carried in the stores. Our online stores are designed to serve as an extension of the in-store experience, and offer a wide selection of merchandise, which helps expand in-store sales. In fiscal 2006, we experienced rapid growth in our online sales and we will continue to develop our Wet Seal and Arden B websites to increase their effectiveness in marketing our brands.

Our Stores

In December 2004, we announced the closing of approximately 150 Wet Seal stores as part of our turnaround strategy. We completed our inventory liquidation sales and the closing of 153 Wet Seal stores in March 2005.

During fiscal 2005, we scaled back plans to open new stores in an effort to limit capital expenditures and concentrate our efforts on restoring the core business.

During fiscal 2006, we opened 34 Wet Seal and four Arden B stores and closed four Wet Seal and four Arden B stores. We believe future closures for at least the next 12 months following the date of this Annual Report will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease.

Our ability to increase the number of Wet Seal and Arden B stores in the future will depend, in part, on satisfactory cash flows from existing operations, the demand for our merchandise, our ability to find suitable mall or other locations with acceptable sites and satisfactory terms, and general business conditions. Our management does not believe there are significant geographic constraints on the locations of future stores. For fiscal 2007, we intend to open 58 to 62 new Wet Seal and/or Arden B stores, net of store closures at lease expiration. We have approximately 50 existing store leases scheduled to expire in fiscal 2007. We expect to negotiate new leases that will allow us to remain in a substantial majority of these locations.

Competitive Strengths

Strong Brand Positions in Our Wet Seal and Arden B Divisions.    In contrast with diversified apparel retailers, we focus on satisfying the fashion needs of two distinct customers, teenage girls age 15 to 19, and women age 25 to 45, through our Wet Seal and Arden B brands. Through these two brands, we are able to closely identify with our customers and implement merchandising practices that more effectively reflect their changing fashion needs. Both of our divisions deliver fashionable, trend-right apparel and accessories at competitive prices for a wide variety of occasions.

Key Management Team is Now in Place.    With the appointments of Dyan Jozwick, Gregory Gemette, Gary White and John Luttrell, our senior management team is now in place. We believe that we now have people who have the requisite experience and who are committed to contributing to our company’s turnaround and driving our company into the next phase of its growth cycle.

Dyan Jozwick, our Chief Merchandise Officer, Wet Seal division, joined us in May 2006 from Robinsons-May with 28 years of retail industry experience. Ms. Jozwick’s prior history in the juniors market will help us to strengthen the Wet Seal business. Gregory Gemette, our President of Merchandise, Arden B, joined us in March 2006 with 27 years of retail industry experience. Mr. Gemette’s merchandising background at The Limited and American Eagle will assist us in developing and building the Arden B business. In addition to Mr. Gemette and Ms. Jozwick, we have added depth in our merchandising organizations at both Wet Seal and Arden B. Gary White, our Chief Operating Officer, joined us in July 2004 as Senior Vice President of Sales and Operations and was promoted in April 2006 to Chief Operating Officer. With over 30 years of retail industry experience, Mr. White brings experience in store operations, construction and development, real estate and purchasing. John Luttrell, our Chief Financial Officer, joined us in December 2005 from Cost Plus, Inc. with over ten years of retail industry experience. Mr. Luttrell’s public accounting background and experience with rapid-growth, large, multi-store companies, will help us execute our near-term and long-term strategies. We believe we have retained a full complement of top quality merchants, designers, planners and procurement specialists and have filled our senior merchant ranks at both divisions.

Merchandising Model at Wet Seal Focused on Fast Fashion at Affordable Prices.    At Wet Seal, we have developed considerable expertise in identifying, stocking and selling a broad assortment of fresh, fashionable apparel and accessories at competitive prices. Our buyers work closely with senior management to determine the optimal product selection, promotion and pricing strategy. A significant portion of our merchandise is sourced domestically. This sourcing strategy enables us to ship new merchandise to the stores with high frequency. We also take regular markdowns to effect the rapid sale of slow-moving inventory.

Improved Financial Condition.    Since the completion of a recapitalization of our company in May 2005, our financial condition has improved materially. During fiscal 2005 and fiscal 2006, we realized seven out of eight consecutive quarters of positive comparable store sales growth and had positive cash flow from operations in each of those fiscal years.

Due to the strength of our financial performance since the end of fiscal 2004, we have been able to reduce our outstanding indebtedness. Through fiscal 2006, $47.9 million in principal amount of our convertible notes had been converted into shares of our Class A Common Stock. We used the proceeds from a May 2005 financing transaction to repay a bridge loan that we received from investors in a January 2005 recapitalization of our company. In addition, in March 2006, we repaid the $8.0 million outstanding balance of a junior secured term loan under our then existing credit facility.

As of February 3, 2007, our total debt, net of discount, is $2.7 million, stockholders’ equity is $116.8 million and cash and cash equivalents is $105.3 million.

This improvement in our financial condition allows us to invest in opening new Wet Seal and Arden B stores.

Growth Strategy

We believe we have significant growth potential. The key elements of our growth strategy are to:

Expand Our Retail Store Base.    Our two retail store divisions have broad national appeal, presenting substantial new store expansion opportunities. We believe we took a conservative approach to expansion in fiscal 2006 to allow for the rebuilding of our store development team. If current business trends continue, we expect to accelerate the number of store openings beginning in fiscal 2007.

Take Advantage of Compelling New Store Economics.    In relation to many of our competitors, we currently have a modest number of stores supporting our operations. Therefore, we believe that we have significant opportunity for growth and leverage in store operations, distribution, buying and merchandising. Currently, new stores we open generally require us to make a capital investment of $350,000 to $450,000 per store. In addition, in some cases, we receive tenant improvement allowances from landlords to defray certain costs of a new store build out. These allowances, when granted, will reduce the estimated capital requirements noted above.

Continue Our Positive Comparable Store Sales Trend.    Since we initiated our turnaround strategy in November 2004, we experienced seven out of eight quarters of positive comparable store sales results versus the negative comparable store sales trends of fiscal 2004. These improvements resulted primarily from increased transaction counts and the number of items purchased per customer, partially offset by a decrease in average retail price per item sold due to a change in pricing strategy.

Note: The numbers in the foregoing charts do not include sales from discontinued operations.

For fiscal 2006, we experienced moderate growth in comparable store sales results versus the dramatically improved results we began to see in fiscal 2005. In the second fiscal quarter of 2006, we experienced a 2.2% decline in comparable store sales principally due to a merchandising misstep and delays in inventory receipts, which caused our Wet Seal stores to lack fashion tops and dresses in May and June 2006. Our merchandising team identified the issue and adjusted purchasing levels, thus restoring our positive comparable store sales momentum in each month from July through the end of fiscal 2006. The Wet Seal’s fast-fashion, value-driven strategy resulted in a reduction in average unit retail selling prices, an increase in transactions generated and an increase in average number of units per customer for fiscal 2006. With a more value-oriented pricing strategy, we believe we have been able to increase the number of customers and their purchases and the number of units purchased per transaction.

Revive Arden B.    Since the arrival of Gregory Gemette at Arden B in March 2006, we have focused on redefining the “Arden B woman” and brand positioning. We are adjusting our assortments at Arden B to be fashion-right, focused and cohesive. Arden B is a unique division that we believe has yet to achieve its full potential with its core customer. Through a new approach to merchandising and improvements in advertising, we intend to create a feminine, sophisticated brand for the modern woman who wants to project an appropriate level of sex appeal. We aim to drive sales and profitability at Arden B through distinctive, quality merchandise, unified apparel and accessory assortments and an improved in-store customer experience.

Expand our Online Business.    We plan to grow our Internet business through several initiatives, including a focus on integrated branding, targeted marketing programs utilizing our customer database and our customer loyalty programs. Although our Internet sales are modest, we are experiencing substantial growth. A combination of several changes contributed to the improvement, including hiring the right staff with Internet marketing experience, changing processes to make them scalable, aligning the online sites to the look of the stores and implementing appropriate targeted marketing. We are optimizing inventory allocated to the Internet business to better meet demand and we have strengthened our buying and planning staff to meet the anticipated sales growth in this area.

Design, Buying and Product Development

Our design and buying teams are responsible for identifying evolving fashion trends and developing themes to guide our merchandising strategy. Each retail concept has a separate buying team. The merchandising team for each retail concept develops fashion themes and strategies through assessing customer responses to current trends, shopping the European market and the appropriate domestic vendor base and through the use of fashion services and gathering references from industry publications. After selecting fashion themes, the design and buying teams work closely with vendors to use colors, materials and designs that create images consistent with the themes for our product offerings.

Since fiscal 2004, we have decreased our dependency on internally-designed merchandise in our Wet Seal division. This allows us more flexibility to respond to the changing fashion trends of the junior customer, to buy in smaller lots and to reduce product development lead times. See also “Allocation and Distribution” below.

Marketing, Advertising and Promotion

We believe that our brands are among our most important assets. Our ability to successfully increase brand awareness is dependent upon our ability to address the changing needs and priorities of each brand’s target customers. We continue to invest in the development of our brands through customer research, print advertising, in-store marketing and the maintenance of our Internet presence.

During fiscal 2006, 2005, and 2004, we spent 1.1%, 0.8%, and 1.9%, respectively, of net sales on advertising. In fiscal 2006, our primary marketing focus was on in-store promotion programs for the Wet Seal stores and print media for the Arden B stores, which included publications in Vogue® throughout the year.

As discussed further in Note 1 of Notes to Consolidated Financial Statements contained elsewhere within this Annual Report, we offer a frequent buyer program in our Wet Seal stores in order to build loyalty to the brand, increase the frequency of visits, promote multiple item purchases and gain direct access to the customer. As part of this program we send e-mails to participants to notify them of special in-store promotions. Our Arden B concept also offers a loyalty program, “B Rewarded,” designed for the same purposes as those of our Wet Seal concept.

Sourcing and Vendor Relationships

We purchase our merchandise from both domestic and foreign vendors. For fiscal 2006, approximately 17% of our retail receipts were directly imported from vendors. Although in fiscal 2006 no single vendor provided more than 10% of our merchandise, management believes we are the largest customer of many of our smaller vendors. Quality control is monitored at the distribution points of our largest vendors and manufacturers, and merchandise is inspected upon arrival at our Foothill Ranch, California distribution center.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier, and there are many vendors who could supply our merchandise.

Allocation and Distribution

Our merchandising effort primarily focuses on maintaining a regular flow of fresh, fashionable merchandise into our stores. Successful execution depends in large part on our integrated planning, allocation and distribution functions. By working closely with store operations management and merchandise buyers, our teams of planners and allocators manage inventory levels and coordinate the allocation of merchandise to each of our stores based on sales volume and store size, demographics, climate and other factors that may influence an individual store’s product mix.

All merchandise for retail stores is received from vendors at our Foothill Ranch, California distribution center, where items are inspected and prepared for shipping to our stores. We ship all of our merchandise to our stores by common carrier. Consistent with our goal of maintaining the freshness of our product offerings, we frequently ship new merchandise to stores, and markdowns are taken regularly to effect the rapid sale of slow-moving inventory. Marked-down merchandise that remains unsold is either sent to a clearance center for deep discounting and rapid movement, sold to an outside clearance company or given to charity. The fulfillment process and distribution of merchandise for our online business is performed at our Foothill Ranch distribution center.

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

All of our stores have a point-of-sale system operating on software provided by a leading provider of specialty retailing point-of-sale systems. This system facilitates bar-coded ticket scanning, automatic price look-ups and centralized credit authorizations. All stores are networked to the corporate office via a centrally managed virtual private network. We utilize a store portal that is integrated with the corporate merchandise ERP system to provide the stores and corporate staff with current information regarding sales, promotions, inventory and shipments, and enables more efficient communications with the corporate office. In fiscal 2006, we installed in-store radio frequency systems to manage inventory, upgraded direct marketing and customer loyalty systems, began implementing a revision to our merchandise allocation system, upgraded our company-wide payroll system and upgraded our online business order fulfillment system. In fiscal 2007, we anticipate launching a new website platform for the online business, implementing a new time and attendance labor system and upgrading our ERP system.

Seasonality

Our business is seasonal by nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending mid-September, historically accounting for a large percentage of sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly more than 30% of our annual sales. Our profitability depends, to a significant degree, on the sales generated during these peak periods. Any decrease in sales or margins during these periods, whether as a result of economic conditions, poor weather or other factors, could have a material adverse effect on our company.

Trademarks

Our primary trademarks and service marks are WET SEAL® and ARDEN B®, which are registered in the U.S. Patent and Trademark Office. We also use and have registered, or have applications pending for, a number of other U.S. trademarks, including, but not limited to, ACCOMPLICE®, ARDEN B SPORT™, B. FIRST™,

B. IN™, B. REWARDED®, ENR EVOLUTION NOT REVOLUTION®, FIT IN. STAND OUT.™, FORMULA X®, GET IT. WEAR IT. FLAUNT IT.®, SEAL STASH®, STUDIO ARDEN B™, STYLIZER®, and TREND SPOT™. In general, the registrations for these trademarks and service marks are renewable indefinitely, as long as we continue to use the marks as required by applicable trademark laws. We are not aware of any adverse claims or infringement actions relating to our trademarks or service marks.

Competition

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores and certain other apparel retailers, including Aeropostale, Anthropologie, Abercrombie & Fitch, Charlotte Russe, Gap, Banana Republic, H&M, Old Navy, Pacific Sunwear, American Eagle, Target, Urban Outfitters, Forever 21, Express, J.C. Penney, bebe, Zara and BCBG. Many of our competitors are large national chains that have substantially greater financial, marketing and other resources than we do. While we believe we compete effectively for favorable site locations and lease terms, competition for prime locations within malls is intense, and we cannot ensure that we will be able to obtain new locations on terms favorable to us, if at all.

Customers

Our company’s business is not dependent upon a single customer or small group of customers.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect on our operations of possible future environmental legislation or regulations. During fiscal 2006, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated for fiscal 2007.

Government Regulation

Our company is subject to various federal, state and local laws affecting our business. Each of our company’s stores must comply with licensing and regulation by a number of governmental authorities in jurisdictions in which the store is located. To date, our company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

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

Our company is also subject to the Fair Credit Reporting Act (the Act) under federal law, as well as to state laws with similar requirements, with respect to the protection our customers’ credit and debit card and other personal data. In January and February 2007, we were served with two class action complaints alleging violations of the Act. The Act provides in part that expiration dates may not be printed together with certain parts of the customer’s account number on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations if the lack of compliance is deemed to have been willful. Otherwise, damages are limited to actual losses incurred. Our company does not believe that it has any liability for the violations alleged in the complaints and will vigorously contest these allegations. However, in the event we are found to have liability under the Act for these allegations, significant damages could be assessed against our company, and this could have a material adverse effect on our results of operations and financial condition. In addition, any future non-compliance with federal or state laws pertaining to the protection of customers’ personal data could result in a material adverse effect on our results of operations.

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

Employees

As of February 3, 2007, our operations had 5,678 employees, consisting of 1,930 full-time employees and 3,748 part-time employees. Full-time personnel consisted of 631 salaried employees and 1,299 hourly employees. All part-time personnel are hourly employees. Of all employees, 5,344 were sales personnel and 334 were administrative and distribution center personnel. Personnel at all levels of store operations are provided various opportunities for cash and/or other incentives based upon various individual store sales targets. All of our employees are non-union, and, in management’s opinion, are paid competitively at current industry standards. We believe that our relationship with our employees is good.

Item 1A.	Risk Factors

Risks Related to our Business

Our improvements in comparable store sales and operating results in fiscal 2005 and 2006 may not be indicative of trends in our future performance, and we may not be able to sustain or improve our results and achieve profitability.

During fiscal 2005 and 2006, we experienced seven out of eight consecutive quarters of positive comparable store sales growth, and positive overall cash flow from operations in each of fiscal 2005 and 2006. However, we incurred significant operating losses and negative cash flows during each of fiscal 2003 and 2004 which caused liquidity problems and resulted in very tight vendor payment terms. In fiscal 2005, we raised additional capital that ameliorated our liquidity problems.

Our ability to maintain the success of our Wet Seal and Arden B stores depends in large part on a number of factors, some of which are outside of our control, including accurate forecasting of demand and fashion trends, providing an appropriate mix of appealing merchandise for our targeted customer base, managing inventory effectively, using effective pricing strategies, selecting effective marketing techniques, optimizing store performance, negotiating acceptable renewals of expiring leases and general economic conditions. For example, in the second quarter of fiscal 2006, we experienced an inventory shortage in certain fashion tops and dresses in our Wet Seal division that negatively affected our comparable store sales performance.

We cannot be certain that we will be able to execute our plan to open additional stores or that such store openings will be successful.

Successful implementation of our company’s growth strategy depends on a number of factors including, but not limited to, obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and the hiring and training of store managers and sales associates. The new stores may place increased demands on our company’s operational, managerial and administrative resources, which could cause our company to operate less effectively. Furthermore, there is a possibility that new stores that are opened in existing markets may have an adverse effect on future sales of previously existing stores in such markets. In addition, our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

We have had significant management changes during the past two fiscal years and these changes may impact our ability to execute our business strategy in the near term.

In general, our success depends to a significant extent on the performance of our senior management and on our ability to identify, hire and retain key management personnel.

In December 2004 and January 2005, we appointed a new President and Chief Executive Officer and four members to our Board of Directors. In August 2005, our Executive Vice President and Chief Financial Officer resigned from our company, and was replaced by a new Executive Vice President and Chief Financial Officer in December 2005. On March 6, 2006, two new members joined our Board of Directors. Effective March 1, 2006, the president of our Arden B stores resigned and was replaced by a new president of Arden B Merchandise on March 13, 2006. On May 2, 2006, we hired our Chief Merchandise Officer for our Wet Seal division.

We anticipate that we will continue to experience a transition period as this new management team is fully integrated. Due to the intense competition for qualified personnel in the retail apparel industry, we may not be able to identify, hire or retain key personnel with the merchandising and management skills necessary to consistently offer appealing products to our target market. Moreover, we are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified senior management personnel, it could harm our business and limit our ability to implement our growth strategy.

If our President and Chief Executive Officer elects not to extend his employment contract in February 2008, the continued implementation of our growth plan could be adversely impacted.

The term of Mr. Joel N. Waller’s employment contract expires on February 1, 2008. In the event Mr. Waller’s contract is not extended, the retention of a Chief Executive Officer will involve a transition period for our management team and our Board of Directors, which may adversely impact the continued implementation of our growth plan.

The strategy for our Arden B division implemented by our new Arden B management team may not be successful.

Our strategy for our Arden B division may not be successful and we may have to write down the value of our Arden B assets, which could have an adverse effect on our results of operations. The new president of merchandise for our Arden B division, Mr. Gregory Gemette, joined us in March 2006. Although Mr. Gemette has put together a management team of design, operational and merchandising individuals with significant industry experience, the success of Arden B is largely dependent upon its ability to design fashion that satisfies current fashion tastes and to provide merchandise in a timely manner for our customers. To the extent there are design and/or merchandising misjudgments or a lack of customer traffic in Arden B stores, the operating results of Arden B may be adversely and materially impacted.

In addition to our new design and merchandising strategy, we intend to increase the percentage of imported merchandise for our Arden B stores during the next two fiscal years. However, if there are delays in our import chain, cancellations of orders, or quality issues related to imported products, our results of operations could be significantly and adversely impacted due to decreased sales and/or increased markdowns.

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

Our sales also depend upon the continued demand by our customers for fashion apparel. Demand for our merchandise could be negatively affected by shifts in consumer discretionary spending to other goods, such as electronic equipment, computers and music. If the demand for apparel and related merchandise declines, our financial condition, cash flow and results of operations would be adversely affected.

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

The consolidated complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by, among other allegations, making false and misleading statements concerning the progress of our company to stem the losses of our Wet Seal stores and return that business to profitability as well as the illegal use of material non-public information by former directors and a company controlled by them. The plaintiffs sought class certification, compensatory damages, interest, costs and attorneys’ fees and expenses.

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

Two lawsuits have been filed against us alleging violations of the Fair Credit Reporting Act.

In January and February 2007, we were served with two class action complaints alleging violations of The Fair Credit Reporting Act. The Act provides in part that portions of the credit card number may not be printed together with expiration dates on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. The Company does not believe that it has any liability for the violations alleged in the complaints and will vigorously contest these allegations. However, in the event we are found to have liability under the Act for these allegations, significant damages could be assessed against our company and could have a material adverse effect on our financial condition and results of operations.

Fluctuations in our results of operations for the third fiscal quarter and the fourth fiscal quarter would have a disproportionate effect on our overall financial condition, results of operations and cash flows.

We experience seasonal fluctuations in revenues and operating income, with a disproportionate amount of our revenues and a majority of our income being generated in the third fiscal quarter “back to school” season, which begins the last week of July and ends during September, and the fourth fiscal quarter “holiday” season. Our revenues and income are generally lower during the first and second fiscal quarters. In addition, any factors that harm our third and fourth fiscal quarter operating results, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.

In order to prepare for our peak shopping season, we must order and keep in stock significantly more merchandise than we would carry at other times of the year. An unanticipated decrease in demand for our products during our peak shopping season could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross profit. Alternatively, an unanticipated increase in demand for certain of our products, as was the case in May and June of fiscal 2006 at our Wet Seal stores, could leave us unable to fulfill customer demand and result in lost sales and customer dissatisfaction.

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

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores and certain other apparel retailers, including Aeropostale, Anthropologie, Abercrombie & Fitch, Charlotte Russe, Gap, Banana Republic, H&M, Old Navy, Pacific Sunwear, American Eagle, Target, Urban Outfitters, Forever 21, Express, J.C. Penney, bebe, Zara and BCBG. Many of our competitors are large national chains that have substantially greater financial, marketing and other resources than we do. We face a variety of competitive challenges, including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in narrowly-defined market segments;

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

We have approximately 50 existing store leases scheduled to expire in fiscal 2007. In connection with the expiration of these leases, we will have to renegotiate new leases which could result in higher rental amounts for each store and landlord requirements to remodel existing locations as a condition for renewal. Although we expect to negotiate new leases with acceptable terms that will allow us to remain in a substantial majority of these locations, we may not be able to obtain new terms that are favorable to us. In addition, as a result of renewal negotiations, we may be required by the landlord to remodel, which could result in significant capital expenditures. In addition, some landlords may refuse to renew our leases due to our lower sales per square foot as compared with other prospective tenants. If we are unable to agree to new terms with our landlords, we will have to relocate these stores, which could result in a significant expenditure and could lead to an interruption in the operation of our business at the affected stores, and we could be required to relocate to less desirable locations.

Because of the importance of our brand names, we may lose market share to our competitors if we fail to adequately protect our intellectual property rights.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We have registered trademarks for Wet Seal and Arden B (which are registered in the retail store services class and pending in others). We take actions to establish and protect our intellectual property. However, others may infringe on our intellectual property rights or seek to block the sale of our products as violative of their intellectual property rights. If we are required to stop using any of our registered or non-registered trademarks, our sales could decline and, consequently, our business and results of operations could be adversely affected.

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

Our senior credit facility and the indenture, as amended, governing our secured convertible notes contain covenants that restrict the manner in which we conduct our business. Subject to certain exceptions (including an exception to permit limited stock repurchases), these covenants restrict our ability to, among other things:

•	incur or guarantee additional indebtedness or refinance our existing indebtedness;

•	make investments or acquisitions;

•	merge, consolidate, dissolve or liquidate;

•	engage in certain asset sales (including the sale of stock);

•	repurchase stock;

•	grant liens on assets;

•	pay dividends; and

•	close stores.

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

Our corporate offices and the distribution functions for all of our stores and Internet business are handled from a single, leased facility in Foothill Ranch, California, and we do not have contracted back-up operating facilities. In general, this area of California is subject to earthquakes. Any significant interruption in the operation of this facility due to a natural disaster, accident, system failure or other unforeseen event could delay or impair our ability to distribute merchandise to our stores and, consequently, lead to a decrease in sales. The financial losses incurred may exceed our insurance for earthquake damages and business interruption costs related to any such disruption. As a result, our business, financial condition, results of operations and cash flows could be adversely affected. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on our business, personnel and results of operations.

We do not authenticate the license rights of our suppliers.

We purchase merchandise from a number of vendors who purport to hold manufacturing and distribution rights under the terms of license agreements or that assert their products are not subject to any restrictions as to distribution. We generally rely upon each vendor’s representation concerning those manufacturing and distribution rights and do not independently verify whether each vendor legally holds adequate rights to the licensed properties they are manufacturing or distributing. If we acquire unlicensed merchandise or merchandise violating a registered trademark, we could be obligated to remove it from our stores, incur costs associated with destruction of the merchandise if the vendor is unwilling or unable to reimburse us and be subject to civil and criminal liability. The occurrence of any of these events could adversely affect our financial condition, results of operations and cash flows.

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

Our company’s policy is to use only those sourcing agents and independent manufacturers who operate in material compliance with applicable laws and regulations. The violation of laws, particularly labor laws, by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer’s or sourcing agent’s labor practices from those generally accepted as ethical in the United States or in the country in which the manufacturing facility is located, and the public revelation of those illegal or unethical practices, could cause significant damage to our company’s reputation. Although our manufacturer operating guidelines promote ethical business practices, we do not control these manufacturers and cannot guarantee their legal and regulatory compliance.

We are exposed to business risks as a result of our Internet operations.

We operate online stores at www.wetseal.com and www.ardenb.com. Our Internet operations are subject to numerous risks, including:

•	online security breaches and/or credit card fraud;

•	reliance on third-party software providers; and

•	diversion of sales from our retail stores.

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

Since May 2004, we have completed private placements of Class A Common Stock as well as warrants, convertible notes and shares of preferred stock that are convertible into or exercisable for shares of our Class A Common Stock. Through February 3, 2007, we have issued 56,409,734 shares of our Class A Common Stock as a result of these private placements and exercises and conversions of these securities. An additional 19,659,376 shares of Class A Common Stock may be issued under the convertible notes, preferred stock and warrants that remain outstanding, and this number of shares of Class A Common Stock is subject to anti-dilution adjustments based upon the anti-dilution provisions contained in these instruments. The issuance of the additional shares of Class A Common Stock upon conversion and exercise could cause the market price of our Class A Common Stock to decline.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 26972 Burbank, Foothill Ranch, California, with 301,408 square feet of leased office and distribution facility space, including 215,192 square feet of merchandise handling and storage space in the distribution facility and 86,216 square feet of office space. On October 28, 2006 we amended the operating lease for our principal executive offices and warehouse facility. This amendment includes a lease extension term through December 4, 2017 with the option for us to terminate on December 4, 2014 upon payment by us of an early termination fee of $0.7 million.

We lease all of our stores. Lease terms for our stores typically are 10 years. The leases generally provide for a fixed minimum rental and additional rental based on a percentage of sales once a minimum sales level has been reached. Certain leases include cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. When a lease expires, we generally renew that lease at current market terms. However, each renewal is based upon an analysis of the individual store’s profitability and sales potential. We closed four Wet Seal stores and four Arden B stores during fiscal 2006. At the end of fiscal 2006, we had 1,612,807 square feet of leased space under retail store leases.

The following table sets forth our 430 stores by state or territory as of February 3, 2007:

State	# of Stores	State	# of Stores	State	# of Stores
Alabama	5	Louisiana	5	Oklahoma	3
Alaska	1	Massachusetts	13	Oregon	4
Arizona	6	Maryland	10	Pennsylvania	23
Arkansas	2	Michigan	13	Rhode Island	2
California	54	Minnesota	14	South Carolina	4
Colorado	6	Mississippi	1	Tennessee	9
Connecticut	1	Missouri	8	Texas	26
Delaware	1	Montana	2	Utah	7
Florida	31	Nebraska	3	Virginia	11
Georgia	11	Nevada	5	Washington	8
Hawaii	7	New Hampshire	3	West Virginia	1
Idaho	1	New Jersey	17	Wisconsin	8
Illinois	23	New Mexico	4	Washington D.C.	2
Indiana	10	New York	18	Puerto Rico	2
Iowa	4	North Carolina	9
Kansas	5	North Dakota	3
Kentucky	5	Ohio	19

The following table sets forth information with respect to store openings and closings since fiscal 2002:

	Fiscal Years
	2006	2005	2004	2003	2002
Stores open at beginning of year	400	502	604	606	571
Stores opened during the year	38	11	8	31	69
Stores closed during the year	8	113	110	33	34

Stores open at end of year	430	400	502	604	606

Item 3.	Legal Proceedings

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

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. We were named as defendants. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval, which has not yet been received. As of February 3, 2007, we had accrued an amount that approximates this settlement amount within accrued liabilities on our consolidated balance sheet.

In January 2007, a class action complaint was filed against us in the Central District of the United States District Court of California, Southern Division alleging violations of The Fair Credit Reporting Act (or “the Act”), and in February 2007 a class action complaint was filed against us alleging similar violations in United States District Court, Central District of California, Western Division. The Act provides in part that expiration dates may not be printed on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. The Company does not believe that it has any liability for the violations alleged in the complaints and will vigorously contest these allegations. We are unable to predict the likely outcome in these matters and whether such outcome may have a material adverse effect on our results of operations or financial condition.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of our pending litigation, we are adequately covered by insurance; however, certain other matters may exist or arise for which we do not have insurance coverage. As of February 3, 2007, we were not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have two classes of common stock: Class A and Class B. Our Class A Common Stock is listed on The NASDAQ Global Stock Market under the symbol “WTSLA.” As of April 16, 2007, there were 452 stockholders of record of our Class A Common Stock. The closing price of our Class A Common Stock on April 16, 2007, was $6.34 per share. As of April 16, 2007, there were no shares of our Class B Common Stock outstanding.

Price Range of Stock

The following table reflects the high and low closing sale prices of our Class A Common Stock as reported by NASDAQ for the last two fiscal years:

Quarter	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$6.77	$5.02	$4.29	$2.22
Second Quarter	$5.75	$4.22	$6.93	$3.23
Third Quarter	$6.23	$4.30	$6.00	$3.96
Fourth Quarter	$7.48	$5.73	$5.50	$4.23

Dividend Policy

We have reinvested earnings in the business and have never paid any cash dividends to holders of our common stock. The declaration and payment of future dividends, which are subject to the terms and covenants contained in the agreements governing our existing indebtedness, are at the sole discretion of the Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. Our senior credit facility and the indenture associated with our notes restrict our ability to declare or pay dividends on any of our shares without consent from the lenders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 3, 2007, about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of our Board of Directors under all of our existing equity compensation plans, including our 1996 Long-Term Incentive Plan, as amended, the 2000 Stock Incentive Plan and the 2005 Stock Incentive Plan, as amended:

Plan category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,460,020	$7.03	1,673,600
Equity compensation plans not approved by security holders	—	—	—

Total	3,460,020	$7.03	1,673,600

Stock Price Performance Graph

The following graph compares the cumulative stockholder return on the Company’s Class A Common Stock with the return on the Total Return Index for the NASDAQ Stock Market (US) and the NASDAQ Retail Trade Stocks. The graph assumes $100 invested on February 2, 2002 in the stock of The Wet Seal, Inc., the NASDAQ Stock Market (US) and the NASDAQ Retail Trade Stocks. It also assumes that all dividends are reinvested.

Performance Graph for the Class A Common Stock of The Wet Seal, Inc.

	January 31, 2003*	January 30, 2004*	January 28, 2005*	January 27, 2006*	February 2, 2007*
The Wet Seal, Inc.	$50	$49	$13	$31	$37
NASDAQ Stock Market (US)	$70	$109	$107	$122	$131
NASDAQ Retail Trade Stocks	$81	$119	$143	$155	$168

*	Closest preceding trading date to the beginning of the Company’s fiscal year.

The historical stock performance shown on the graph is not necessarily indicative of future price performance.

Unregistered Sales of Equity Securities

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

There were 2,918,235 shares of the Company’s Class A Common Stock repurchased by the Company during the fiscal year ended February 3, 2007 (see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report). Following is a summary of repurchases of the Company’s Class A Common Stock made by the Company during the fiscal quarter ended February 3, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 29, 2006 to November 25, 2006	—	—	—	2,309,865
November 26, 2006 to December 30, 2006	—	—	—	2,309,865
December 31, 2006 to February 3, 2007	400,000	$6.00	400,000	1,909,865

(1)	In October 2002, the Company’s Board of Directors had authorized the repurchase of up to 5.4 million of the outstanding shares of the Company’s Class A Common Stock. Pursuant to this repurchase plan, during the fiscal year ended February 3, 2007, the Company repurchased 2,418,235 shares of its Class A Common Stock at an average market price of $5.12, for a total cost, including commissions, of approximately $12.4 million, and up to 1,909,865 shares had remained available for repurchase as of February 3, 2007. On March 28, 2006, the Company’s Board of Directors superseded the October 2002 repurchase plan with an authorization to repurchase prospectively 4.0 million of the outstanding shares of the Company’s Class A Common Stock.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and other data as of and for the 2002 through 2006 fiscal years. The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

Five-Year Financial Summary

(In thousands, except per share and per square foot amounts, ratios, share data, store data and square footage data)

Fiscal Year	2006	2005	2004	2003	2002
Fiscal Year Ended	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003
Operating Results
Net sales	$564,324	$500,807	$435,582	$517,870	$590,624
Cost of sales	$370,888	$339,483	$377,664	$420,520	$414,174
Gross margin	$193,436	$161,324	$57,918	$97,350	$176,450
Selling, general and administrative expenses	$178,703	$171,988	$162,047	$160,224	$169,218
Operating income (loss)	$15,038	$(16,170)	$(161,905)	$(62,874)	$7,232
(Loss) income before provision (benefit) for income taxes	$(12,530)	$(29,032)	$(164,080)	$(61,287)	$10,309
(Loss) income from continuing operations	$(12,838)	$(29,362)	$(194,762)	$(40,014)	$6,642
Loss from discontinued operations, net of income taxes(1)	$—	$—	$(6,967)	$(8,300)	$(4,161)
Net (loss) income	$(12,838)	$(29,362)	$(201,729)	$(48,314)	$2,481
Accretion of non-cash dividends on convertible preferred stock	$—	$(23,317)	$—	$—	$—
Net (loss) income attributable to common stockholders	$(12,838)	$(52,679)	$(201,729)	$(48,314)	$2,481
Per Share Data
Net (loss) income attributable to common stockholders, basic	$(0.18)	$(1.19)	$(5.99)	$(1.62)	$0.08
Net (loss) income attributable to common stockholders, diluted	$(0.18)	$(1.19)	$(5.99)	$(1.62)	$0.08
Weighted-average shares outstanding, basic	72,577,398	44,340,894	33,698,912	29,748,888	30,044,673
Weighted-average shares outstanding, diluted	72,577,398	44,340,894	33,698,912	29,748,888	31,078,549
Other Financial Information
Cash, cash equivalents and investments	$105,254	$96,806	$71,702	$63,457	$94,845
Working capital(5)	$89,954	$65,203	$26,886	$38,567	$64,473
Ratio of current assets to current liabilities(5)	2.5	2.0	1.4	1.8	2.2
Total assets	$208,167	$181,055	$161,492	$262,452	$305,680
Long-term debt, including current portion(2)	$2,739	$19,824	$30,388	$—	$—
Total stockholders’ equity	$116,797	$64,470	$37,053	$166,728	$209,182
Other Operating Information
Number of stores open at year end	430	400	502	604	606
Number of stores opened during the year	38	11	8	31	69
Number of stores closed during the year	8	113	110	33	34
Square footage of leased store space at year end	1,612,807	1,498,638	1,920,460	2,273,349	2,279,517
Average sales per square foot of leased store space(3)	$348	$330	$203	$228	$267
Average sales per store(3)	$1,301	$1,236	$768	$861	$1,027
Comparable store sales—continuing operations increase (decrease)(1)(4)	6.1%	44.7%	(13.0)%	(16.4)%	(5.5)%

(1)	The Zutopia concept was designated as a discontinued operation, which had an insignificant impact on the comparable store sales.

(2)	Long-term debt is presented net of unamortized discount of $6.0 million, $35.6 million and $44.3 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.
(3)

Sales during the 53rd week of fiscal 2006 were excluded from “Sales” for purposes of calculating “Average sales per square foot of leased space” and “Average sales per store” in order to make fiscal 2006 comparable to fiscal 2002 through fiscal 2005.

(4)

“Comparable store sales” for fiscal 2006 (a 53-week fiscal year) includes a comparison of the 53rd week of comparable store sales in fiscal 2006 to the 1st week of comparable store sales in fiscal 2006. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation.

(5)	Working capital and the ratio of current assets to current liabilities for fiscal 2005 reflect a reclassification of $4.0 million of deferred rent to current portion of deferred rent on the consolidated balance sheet, in order to conform to current year presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The following discussion and analysis contains forward-looking statements which involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Statement Regarding Forward Looking Disclosure and Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 15 to 45. We are a Delaware corporation that operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B”. At February 3, 2007, we had 430 retail stores in 46 states, Puerto Rico and Washington D.C. Of the 430 stores, there were 338 Wet Seal stores and 92 Arden B stores.

We report our results of operations as one reportable segment representing the aggregation of our two retail brands and our Internet business due to the similarities of the economic and operating characteristics of the operations represented by our two store concepts and Internet business.

Our fiscal year ends on the Saturday closest to the end of January. Fiscal 2006 includes 53 weeks of operations and fiscal 2005 and 2004 each includes 52 weeks of operations.

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales—Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for four or more days in a fiscal month, due to remodel, relocation or other reasons, are removed from the comparable store base that fiscal month as well as for the comparable fiscal month in the following fiscal year. Comparable store sales results are important in achieving operating leverage on certain expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

Average transaction counts—We consider the trend in the average number of sales transactions occurring in our stores to be a key performance metric. To the extent we are able to increase transaction counts in our stores that more than offset any decrease in the average dollar sale per transaction, we will generate increases in our comparable store sales.

Gross margins—We analyze the components of gross margin, specifically initial markups and markdowns, buying costs, distribution costs, shrink and store occupancy costs. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or an inability to generate sufficient sales leverage on other components of cost of sales could have an adverse impact on our gross margin results and results of operations.

Operating income (loss)—We view operating income (loss) as a key indicator of our success. The key drivers of operating income (loss) are comparable store sales, gross margins, and our ability to control operating costs.

Cash flow and liquidity (working capital)—We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. We expect that our cash on hand and cash flows from operations will be sufficient to finance operations without borrowing under our senior revolving credit facility, or the Facility, for at least the next 12 months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

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

Revenue Recognition

Sales are recognized upon purchase by customers at our retail store locations. Taxes collected from our customers are and have been recorded on a net basis. For online sales, revenue is recognized at the estimated time goods are received by customers. Shipping and handling fees billed to internet customers are classified as revenue. Online customers typically receive goods within five to seven days of shipment. We have recorded accruals to estimate sales returns by customers based on historical sales return results. A customer generally may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact sales.

We recognize the sales from gift cards, gift certificates and the issuance of store credits as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates and store credits until we are released from such liability. We have not recognized breakage on gift cards, gift certificates and store credits in our consolidated financial statements as of February 3, 2007. Our gift cards, gift certificates and store credits do not have expiration dates. We are in the process of analyzing our responsibility to escheat unredeemed gift cards, gift certificates and store credits to various state authorities and historical redemption patterns. We may have changes in the estimate of our liability depending on the results of this analysis.

Through our Wet Seal concept, we have a frequent buyer program that entitles the customer to receive a 10% to 20% discount on all purchases made during the 12-month program period. The annual membership fee of $20 is non-refundable. We recognize membership fee revenue on a straight-line basis over the 12-month membership period due to a lack of sufficient program history to date to determine the spending pattern under the program. Upon gaining sufficient program history to assess spending patterns, we may, in the future, determine that recognition of membership fee revenue on a different basis may be appropriate. Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases.

We maintain a customer loyalty program at Arden B. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed at any time for merchandise. Estimated merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales as points are accumulated by the member.

During fiscal 2006, we modified the terms of the Arden B loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, we also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either two or twelve months from the program change date. This resulted in a reduction to the Company’s estimate of ultimate award redemptions under the program. As a result, we recorded a benefit of $3.7 million, which was recorded as an increase to net sales and a decrease to accrued liabilities.

The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $1.9 million and $6.2 million at February 3, 2007, and January 28, 2006, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record further adjustments to the unearned revenue accrual, which would affect net sales.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Cost is calculated using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value and then is converted to a cost basis by applying a cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis in fiscal 2006, fiscal 2005 and 2004 were $72.2 million, $60.6 million and $88.6 million, respectively, and represented 12.8%, 12.1%, and 20.3% of net sales, respectively. We accrued on a cost basis for planned but unexecuted markdowns as of February 3, 2007, and January 28, 2006, $4.7 million and $3.2 million, respectively.

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

During fiscal 2006 and fiscal 2005, we determined such events or changes in circumstances had occurred with respect to certain of our retail stores, and that operating losses or insufficient operating income would likely continue. As such, we recorded non-cash charges of a combined total of $0.4 million and $1.0 million, respectively, in our consolidated statement of operations for fiscal 2006 and fiscal 2005 to write-down the carrying value of these stores’ long-lived assets to their estimated fair value.

During fiscal 2004, we concluded that an indication of impairment existed with respect to a large number of our retail stores. Based on the results of impairment analyses, we wrote down the carrying value of certain impaired long-lived assets during fiscal 2004 by $41.4 million, including impairment of goodwill (see below). The impairment charges were a non-cash charge to our consolidated statements of operations.

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

Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment no less frequently than annually, and also may test on an interim basis if an event or circumstance indicates that it is more likely than not impairment may have occurred. The impairment, if any, is measured based on the estimated fair value of a reporting unit. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other retail businesses. Impairment occurs when the carrying amount of the goodwill exceeds its estimated fair value.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of our goodwill may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. As of February 3, 2007, goodwill was $3.5 million, of which the entire amount is directly associated with the Arden B division. Based on the February 3, 2007 and January 28, 2006, analyses, we determined that no impairment of the Company’s goodwill had occurred. However, based on the results of the January 29, 2005, analysis, we wrote down the carrying value of goodwill as of January 29, 2005, by $0.3 million, which was recorded within asset impairments in the consolidated statements of operations.

Stock-Based Compensation

Effective January 29, 2006, we adopted the provisions of SFAS No. 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, stock-based compensation associated with stock options and awards was determined as the difference, if any, between the fair market value of the related common stock on the measurement date and the price an employee must pay to exercise the award. Accordingly, stock-based compensation expense had been recognized for restricted stock grants as well as for stock options that were granted at prices that were below the fair market value of the related stock at the measurement date.

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in FAS 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123(R).

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

The assumptions we use to value our performance shares significantly affect the resulting values used for accounting purposes. Accordingly, changes in these assumptions could significantly change valuations and, thus, affect future stock compensation expense. In addition, if circumstances were to change such that we determined performance share values were better represented by the Black-Scholes model or an alternative valuation method, and such changes resulted in a significant change in the value of performance shares, such changes could also significantly affect future stock compensation.

Recovery of Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and our historical operating performance, management concluded during fiscal 2004 that it was more likely than not that we would not realize our net deferred tax assets. As a result of this conclusion, we reduced to zero our net deferred tax assets by establishing a tax valuation allowance of $100.4 million in fiscal 2004. In addition, we have discontinued recognizing income tax benefits in the consolidated statements of operations until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets.

As of February 3, 2007, we had federal net operating loss carryforwards of $161.0 million, which begin to expire in 2023. Section 382 of the Internal Revenue Code, or Section 382, contains provisions that may limit the availability of net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on our analysis, we had an ownership change on April 1, 2005, which results in Section 382 limitations applying to federal net operating loss carryforwards generated prior to that date, which were approximately $152.9 million. We estimate we will have approximately $103.5 million of this “pre-ownership change” federal net operating loss carryforward available within five years after the ownership change, at a rate of approximately $20.7 million annually, with the remaining net operating loss carryforward of $49.5 million becoming available prior to expiration between 2023 and 2025. Of the $152.9 million, we used approximately $13.3 million in fiscal 2006, leaving $139.6 million of the “pre-ownership change” federal net operating loss carryforward still available as of February 3, 2007. However, if future taxable income were to exceed the sum of (i) the applicable annual loss limitation, (ii) carryforwards of prior years’ unutilized losses, if any, and (iii) carryforwards of post-ownership change losses, if any, in any given fiscal year, then we would be required to pay federal and state income taxes on the excess amount in such fiscal year.

We estimate we will have approximately $66.7 million of federal net operating loss carryforwards available to offset taxable income in fiscal 2007. However, we may also generate income in fiscal 2007 and/or future periods on a federal alternative minimum tax basis, which would result in alternative minimum taxes payable, of which only 90% may be offset by alternative minimum tax net operating loss carryforwards. In addition, we may determine that varying state laws with respect to net operating loss carryforward utilization may result in lower limits, or an inability to utilize loss carryforwards in some states altogether, which could result in our incurring additional state income taxes.

Insurance Reserves

We are partially self-insured for our worker’s compensation and group health plans. Under the workers’ compensation insurance program, we are liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.5 million. Under our group health plan, we are liable for a deductible of $0.15 million for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to adjustment based on the number of participants in the plan each month. For both of the insurance plans, we record a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. We will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause us to revise our estimate of potential losses and affect our reported results.

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

As of February 3, 2007, our only derivative financial instrument was an embedded derivative associated with our secured convertible notes. The gain or loss as a result of the change in fair value of this embedded derivative is recognized in interest expense in the consolidated statements of operations each period.

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

We have determined that value is best represented by a blend of valuation outcomes under Black-Scholes modeling and Monte-Carlo simulation. In addition to the estimate changes noted above, if circumstances were to change such that we determined that the embedded derivative value was better represented by an alternative valuation method, and such changes resulted in a significant change in the value of the embedded derivative, such changes could also significantly affect future interest expense.

Current Trends and Outlook

In December 2004, we initiated a new strategy for our Wet Seal stores, which, among other things, consisted of closure of approximately 150 under performing Wet Seal stores, lower retail prices, a broader assortment of fashion-right merchandise and more frequent delivery of fresh merchandise. With the introduction of this strategy, we experienced consolidated comparable store sales growth of 44.7% in fiscal 2005. During fiscal 2006, we built upon the turnaround that started in fiscal 2005, with further comparable sales growth of 6.1%. During fiscal 2006, we also increased transaction counts per store and the number of items purchased per customer, which were partially offset by a decrease in average unit retail in comparison to the prior year. During the four weeks ended March 3, 2007, and the five weeks ended April 7, 2007, we continued the positive sales trend with increases of 5.0% and 10.9% in comparable store sales, respectively.

Our long term strategy is to expand our existing retail store base, take advantage of our compelling store economics, continue our trend of positive comparable store sales growth, revive the Arden B business and expand our online business. We are also taking several steps to drive higher sales productivity in our retail stores, including improved store layout and visual displays, and have embarked on several initiatives to improve gross margins, including efforts to increase direct foreign sourcing of merchandise, rationalize our vendor base and improve supply chain efficiency through better synergies among and within our vendor, internal distribution and store operations organizations.

Our current operating performance trend and financing transactions completed in fiscal 2004 and 2005 have resulted in increased liquidity and, in turn, improved our current credit standing with suppliers, which may further improve our liquidity. However, we may experience future declines in comparable store sales or may be unsuccessful in executing some or all of our business strategy. If our comparable store sales drop significantly or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could impact our results of operations and operating cash flow, and we may be forced to seek alternatives to address cash constraints, including seeking additional debt and/or equity financing.

Store Openings and Closures

During fiscal 2006, we opened 34 Wet Seal and four Arden B stores and closed four Wet Seal and four Arden B stores. We believe future closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease.

We expect to open 58 to 62 new Wet Seal and/or Arden B stores, net of closings, during fiscal 2007.

Credit Extensions

Due to our financial results through fiscal 2004, we experienced a tight credit environment. Credit extended to us by vendors, factors, and others for merchandise and services was extremely limited. This credit tightening required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. The lack of credit created a considerable need for working capital. Our improving sales trend, the completion of financing transactions in fiscal 2004 and 2005, and our improved operating results in fiscal 2005 and fiscal 2006 have significantly improved our cash position and liquidity profile. As a result, we achieved improvements in credit terms with several vendors in fiscal 2006, and we believe, but cannot provide assurance, that we could now obtain longer credit terms with additional vendors. However, we continue to maintain shorter credit terms in order to take advantage of favorable purchase discounts.

Merchandising Consultant

Beginning in late 2004, a consultant assisted our company with merchandising initiatives for our Wet Seal concept. On July 6, 2005, we entered into a consulting agreement and an associated stock award agreement with the consultant that expired on January 31, 2007.

Under the terms of the consulting agreement, we paid the consultant $2.1 million upon agreement execution and $0.1 million per month from July 2005 through January 2007. We recorded $1.2 million and $2.8 million of consulting expense within selling, general and administrative expenses in our consolidated statements of operations during fiscal 2006 and fiscal 2005, respectively, to recognize this cash compensation. Since the term of the consulting agreement ended in fiscal 2006, we will not incur any further cash compensation expense under this arrangement in future periods.

Under the terms of the stock award agreement, we awarded the consultant 2.0 million shares of non-forfeitable restricted stock, for which we recognized $13.3 million of stock compensation expense during the second quarter of fiscal 2005. We also awarded two tranches of 1.75 million performance shares, under the stock award agreement, or the Performance Shares. The Performance Shares vest upon our achievement of certain common stock market price levels on or before January 1, 2008, as specified in the stock award agreement. The second tranche of Performance Shares may also vest upon our achievement of certain sales and gross margin levels on or before January 1, 2008, also as specified in the stock award agreement; however, we believe the achievement of vesting through reaching the specified common stock market price levels is significantly more likely than achievement of vesting through achieving the specified sales and gross margin targets. During fiscal 2006, the entire first tranche of the Performance Shares and one of the five 350,000-share sub-tranches of the second tranche of the Performance Shares had vested due to our achievement of the specified common stock market price levels pertaining thereto.

As more fully described in Note 8 of Notes to Consolidated Financial Statements, we recorded a charge of $9.8 million of non-cash consulting expense within selling, general and administrative expenses during fiscal 2006, based on the vesting of a portion of the Performance Shares, the consulting agreement period elapsed and the fair value of the remaining unvested Performance Shares, which included consideration of vesting probability for the second tranche as of the end of fiscal 2006. Given the completion of the consulting agreement term as of the end of fiscal 2006, in fiscal 2007 and beyond we will incur no additional consulting expense or credit with respect to the Performance Shares, regardless of the eventual vesting or non-vesting of the 1.4 million non-vested shares remaining as of February 3, 2007.

Stock-Based Compensation

Effective January 29, 2006, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The adoption of SFAS No. 123(R) resulted in the recognition of incremental compensation expense of $2.3 million related to stock options and $0.6 million related to employee performance shares during fiscal 2006.

The following table summarizes stock-based compensation recorded in the consolidated statements of operations, including the expense for the performance shares granted to the merchandising consultant as discussed above:

(in thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Cost of sales	$986	$—	$—
Selling, general and administrative expenses	14,030	24,601	1,715

Stock-based compensation	$15,016	$24,601	$1,715

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

The following table sets forth selected statements of operations data as a percentage of net sales for the fiscal year indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales
Fiscal Year	2006	2005	2004
Fiscal Year Ended	February 3, 2007	January 28, 2006	January 29, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.7	67.8	86.7

Gross margin	34.3	32.2	13.3
Selling, general and administrative expenses	31.7	34.3	37.2
Store closure (adjustments) costs	(0.1)	0.9	3.8
Asset impairment	0.1	0.2	9.5

Operating income (loss)	2.6	(3.2)	(37.2)
Interest expense, net	(4.9)	(2.6)	(0.5)

Loss before provision for income taxes	(2.3)	(5.8)	(37.7)
Provision for income taxes	—	0.1	7.0

Loss from continuing operations	(2.3)	(5.9)	(44.7)
Loss from discontinued operations, net of income taxes	—	—	(1.6)

Net loss	(2.3)	(5.9)	(46.3)
Accretion of non-cash dividends on convertible preferred stock	—	(4.6)	—

Net loss attributable to common stockholders	(2.3)%	(10.5)%	(46.3)%

Fiscal 2006 compared to Fiscal 2005

Net Sales

	2006	Change From Prior Fiscal Year		2005
	($ in millions)
Net sales	$564.3	$63.5	12.7%	$500.8
Comparable store sales			6.1%

Net sales in fiscal 2006 increased as a result of the following:

•

Our comparable store sales increase of 6.1% as a result of a 10.2% increase in transaction counts per store, partially offset by a 4.5% decrease in average dollar sale. The decrease in average dollar sale resulted from a 14.6% decrease in our average unit retail, driven by the continuation of our new merchandising strategy in our Wet Seal stores, partially offset by a 10.5% increase in units per customer;

•

Modification of the terms of our Arden B customer loyalty program to expire unredeemed awards after specified periods of time, which resulted in recognition of sales previously deferred of $3.7 million and which is not a factor in calculating our comparable store sales;

•	An increase of $10.1 million in net sales for our Internet business compared to the prior year, which is also not a factor in calculating our comparable store sales;

•	The inclusion of 53 weeks of operations in fiscal 2006 versus 52 weeks in fiscal 2005, which added $9.4 million in net sales to fiscal 2006; and

•	An increase in the number of stores open, from 400 Wet Seal and Arden B stores as of January 28, 2006, to 430 Wet Seal and Arden B stores as of February 3, 2007.

Cost of Sales

	2006	Change From Prior Fiscal Year		2005
	($ in millions)
Cost of sales	$370.9	$31.4	9.3%	$339.5
Percent of net sales	65.7%		(2.1)%	67.8%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales increased in dollars primarily due to the 12.7% increase in net sales. Cost of sales decreased as a percent to net sales, due to:

•

Modification of the terms of our Arden B customer loyalty program to expire unredeemed awards after a specified period of time, resulting in recognition of sales previously deferred of $3.7 million with no corresponding charge to cost of sales;

•

Improvement in merchandise margin due to increases in cumulative markup rates and increased amortization of frequent buyer program revenues, partially offset by increased markdowns for discounts associated with the frequent buyer program, increased markdowns in connection with the transition of merchandise leadership within the Arden B concept, and additional markdowns at Wet Seal stores due to relatively weak sales performance in the fourth quarter; and

•	The positive effect of sales leverage on occupancy costs.

However, the decrease was partially offset by the following:

•

An increase in buying, planning and allocation payroll and related costs due to higher staffing levels and $0.9 million in stock compensation expense resulting from our adoption of SFAS 123(R) as of the beginning of fiscal 2006; and

•

An increase in distribution costs associated with transferring security-tagging activity from our stores to our distribution center, an increase in inventory receipts and $0.1 million in stock compensation expense resulting from our adoption of SFAS 123(R) as of the beginning of fiscal 2006.

Selling, General and Administrative Expenses (SG&A)

	2006	Change From Prior Fiscal Year		2005
	($ in millions)
Selling, general and administrative expenses	$178.7	$6.7	3.9%	$172.0
Percent of net sales	31.7%		(2.6)%	34.3%

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

Selling expenses increased approximately $17.3 million over the prior year. As a percentage of net sales, selling expenses were 23.3% of net sales, or 0.6 points higher as a percentage of net sales, than a year ago. The increase in selling expenses from last year, in dollars, was primarily due to a $9.2 million increase in payroll and benefits costs as a result of increased sales, labor-intensive store promotion set-ups, heavy inventory receipts and our increase in store count, partially offset by transfer of security-tagging activity from our stores to our distribution center during fiscal 2006; a $2.8 million increase in Internet production and ordering costs due to higher Internet sales compared to the prior year; a $2.2 million increase in spending for advertising associated with visual presentation, in-store signage, promotional contests and publication placements; a $1.0 million increase in store supply costs; a $0.4 million increase in credit card and other banking fees; a $0.5 million increase in security costs due to increased purchases of inventory sensor tags; a $1.0 million increase in store-related travel and field support costs; and a $0.2 million increase in inventory services due to our increased number of stores and higher inventory levels.

General and administrative expenses decreased approximately $10.6 million from the prior year to $47.5 million. As a percentage of net sales, general and administrative expenses were 8.4%, or 3.2 points lower, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•

A decrease in charges associated with the July 2005 merchandise consultant agreement of $14.0 million, which resulted from prior year stock and cash compensation charges of $22.2 million and $2.8 million, respectively, versus only $9.8 million and $1.2 million of such charges, respectively, in the current year; and

•

A $2.0 million decrease in legal fees, due primarily to a decrease in the amount of legal charges associated with shareholder class action litigation initiated in mid-fiscal 2004 and an SEC investigation initiated in early fiscal 2005.

However, the decrease in general and administrative expenses was partially offset by the following increases:

•	$1.6 million in non-cash stock compensation expense for employee stock options and performance shares primarily as a result of our adoption of SFAS No. 123(R), as of the beginning of fiscal 2006;

•

A $2.6 million increase in corporate payroll due to increased staff levels in real estate and store construction functions in order to accommodate store growth plans as well as achievement of full staffing in several other corporate support functions;

•	A $1.0 million increase in payroll taxes and benefit costs due to increased corporate payroll and an increase in claims in our group health plan; and

•	A $0.2 million increase in other miscellaneous charges.

Store Closure (Adjustments) Costs

	2006	Change From Prior Fiscal Year		2005
	($ in millions)
Store closure (adjustments) costs	$(0.7)	$(5.2)	(115.6)%	$4.5
Percent of net sales	(0.1)%		(1.0)%	0.9%

As a result of decreases in estimated costs for lease terminations, primarily due to settlement agreements and a decrease in estimated legal and other costs, during fiscal 2006, we recognized a $0.7 million credit to store closure costs.

Fiscal 2005 included store closure costs of $4.5 million primarily related to the estimated lease termination costs for 150 Wet Seal store closures as part of our turnaround strategy.

Asset Impairment

	2006	Change From Prior Fiscal Year		2005
	($ in millions)
Asset impairment	$0.4	$(0.6)	(57.0)%	$1.0
Percent of net sales	0.1%		(0.1)%	0.2%

Based on our quarterly assessments of the carrying value of long-lived assets, in fiscal 2006 we identified five stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values. We incurred non-cash charges of $0.4 million to write down these stores to their respective fair values.

During fiscal 2005, we recorded impairment charges of $1.0 million to write down seven stores’ assets to their respective fair values, as well as to write down the value of certain capital additions made to previously impaired stores.

Interest Expense, Net

	2006	Change From Prior Fiscal Year		2005
	($ in millions)
Interest expense, net	$(27.6)	$(14.7)	114.3%	$(12.9)
Percent of net sales	(4.9)%		(2.3)%	(2.6)%

We incurred interest expense, net, of $27.6 million in fiscal 2006 comprised of:

•

A net write-off of $29.1 million of unamortized debt discount, deferred financing costs and accrued interest upon investor conversions into Class A Common Stock of $37.5 million of our secured convertible notes;

•	Non-cash interest expense of $2.1 million with respect to our secured convertible notes comprised of annual interest at 3.76% and discount amortization;

•	Amortization of deferred financing costs of $0.5 million associated with our senior credit facility, term loan and secured convertible notes;

•

A non-cash credit of $0.4 million to interest expense to recognize the decrease in market value during the period of a derivative liability resulting from a “change in control” put option held by the investors in our secured convertible notes;

•

Non-cash interest expense of $0.2 million to write-off unamortized deferred financing costs and cash interest expense of $0.1 million for a prepayment penalty upon our repayment of the $8.0 million term loan in March 2006;

•	Interest expense of $0.4 million under our senior credit facility, for an $8.0 million term loan, plus related senior credit facility, appraisal and amendment fees; and

•	Interest income of $4.4 million from investment of cash.

In fiscal 2005, we incurred interest expense, net, of $12.9 million, comprised of $8.8 million of net accelerated interest charges upon investor conversions into Class A Common Stock of $10.4 million of our $56.0 million of secured convertible notes, $1.2 million associated with our senior credit facility and the term loan thereunder, $1.2 million of interest expense on a $10.0 million bridge loan, $3.0 million of interest on our secured convertible notes and discount amortization, and amortization of $1.0 million of deferred financing cost, partially offset by $2.1 million of interest income from investment of cash and a non-cash credit of $0.2 million to recognize the decrease in market value of derivative liabilities.

Provision for Income Taxes

	2006	Change From Prior Fiscal Year		2005
	($ in millions)
Provision for income taxes	$0.3	$(0.0)	(0.0)%	$0.3

We ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning with our second quarter of fiscal 2004, and we currently recognize the tax benefits associated with our deferred tax assets only when they are realized.

Due primarily to the non-deductibility for tax purposes of the interest expense associated with our secured convertible notes, we generated taxable income in fiscal 2006 despite our loss before provision for income taxes. We had sufficient net operating loss carryforwards available to fully offset our taxable income for fiscal 2006; however, under federal tax law, we are permitted to use net operating loss carryforwards to offset only 90% of our taxable income, as calculated on the alternative minimum tax basis. As such, our remaining 10% of income, as calculated on the alternative minimum tax basis, is subject to federal income taxes payable at a rate of 20%. Our fiscal 2006 provision for income taxes is primarily comprised of this alternative minimum tax.

During fiscal 2005, we incurred a provision for income taxes of $0.3 million to write off certain state tax receivables we no longer believe to be realizable.

Accretion of non-cash dividends on convertible preferred stock

During fiscal 2005, we issued 24,600 shares of our Series C Convertible Preferred Stock, with a stated value of $24.6 million. We initially recorded this preferred stock at a discount of $23.3 million. During fiscal 2005, we immediately accreted this discount in its entirety in the form of a deemed non-cash preferred stock dividend since the preferred stock is immediately convertible and has no stated redemption date.

Fiscal 2005 compared to Fiscal 2004

Net Sales

	2005	Change From Prior Fiscal Year		2004
	($ in millions)
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

The net sales growth from increased comparable store sales was partially offset by having a lower average number of stores in operation during fiscal 2005 than in fiscal 2004. This decrease primarily resulted from closing 103 Wet Seal stores during the period from December 2004 through January 2005 and 50 Wet Seal Stores from February 2005 through early March 2005 pursuant to the Wet Seal turn-around strategy. The fewer stores in operation during fiscal 2005 versus fiscal 2004 was also affected by closure of 25 stores primarily from February through September of fiscal 2004 and closure of an additional 14 stores from late March 2005 through the end of fiscal 2005. The lower average number of stores in operation was partially offset by openings of 8 stores during fiscal 2004 followed by openings of 11 stores during fiscal 2005, which included re-openings of 8 previously closed Wet Seal stores.

Cost of Sales

	2005	Change From Prior Fiscal Year		2004
	($ in millions)
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

Cost of sales, in dollars and as a percent to net sales, decreased due to:

•	The positive effect of higher average store sales on design, buying, planning and allocation and occupancy costs;

•	Significantly lower markdown volume due primarily to benefits from the new merchandising approach in our Wet Seal stores; and

•

The volume impact of having a lower average number of stores open in fiscal 2005 versus fiscal 2004 due mainly to the effect of the Wet Seal turn-around strategy that included closing of 153 stores in late 2004 and early 2005.

Selling, General and Administrative Expenses (SG&A)

	2005	Change From Prior Fiscal Year		2004
	($ in millions)
Selling, general and administrative expenses	$172.0	$10.0	6.1%	$162.0
Percent of net sales	34.3%		(2.9)%	37.2%

Selling expenses decreased $11.3 million to 22.7% of net sales, or 6.0 points as a percentage of net sales, from a year ago. The decrease in store operating expenses from last year, in dollars, was primarily due to having a lower average number of stores open in fiscal 2005 versus fiscal 2004 due mainly to the effect of the Wet Seal turn-around strategy, which resulted in an $11.5 million decrease in store and field operations payroll and benefit costs, and a $4.1 million decrease in spending for advertising, which included the discontinuance of our Wet Seal in-store fashion and entertainment network, partially offset by increases of $1.5 million for merchandise delivery, $1.5 million for bags and boxes and $0.4 million for store supplies as a result of our significant transaction count increase, and an increase of $0.7 million in credit card fees due to our sales growth. The decrease in selling expenses as a percentage of net sales was primarily due to efficiencies resulting from changes in our store staffing model and the leverage benefits on store labor from the comparable store sales increases in ongoing stores, partially offset by the increases in store supplies, bag and box and merchandise delivery costs, which exceeded our net sales growth rate.

General and administrative expenses increased approximately $21.3 million over last year to $58.1 million. General and administrative expenses were 11.6%, or 3.1 points higher, as a percentage of net sales, than a year ago. The following contributed to the current year increase in general and administrative expenses:

•

$2.8 million in cash charges and $22.2 million in non-cash stock compensation charges incurred under the terms of the consulting and stock award agreements we executed with a merchandising consultant in July 2005;

•	An increase in Board of Director fees of $0.5 million, primarily associated with non-cash stock compensation; and

•	An increase of $0.4 million of provisions for estimated costs of state sales and use tax audits.

However, the increase in general and administrative expenses was partially offset by the following decreases:

•	A $1.5 million charge for consulting expenses in the prior year associated with our assessment of strategic alternatives;

•

A $1.0 million decrease in salaries, wages, bonuses and benefits primarily due to lower head count and the incurrence of $1.9 million of employee retention bonuses in the prior year, partially offset by a $2.5 million increase in performance bonuses due to our significantly improved financial performance in the current year;

•	A $0.6 million decrease in computer maintenance costs;

•

A $0.3 million decrease in fees incurred for the audits of our consolidated financial statements and of our internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002; and

•

A $1.6 million decrease in severance charges, due to $2.7 million in severance charges in the prior year related to the resignation of our former CEO and our former Wet Seal division president, which was partially offset by $1.1 million in severance charges in the current year related to the resignation of the company’s former CFO, an Executive Vice President and certain other employees.

Store Closure Costs

	2005	Change From Prior Fiscal Year		2004
	($ in millions)
Store closure costs	$4.5	$(11.9)	(72.5)%	$16.4
Percent of net sales	0.9%		(2.9)%	3.8%

In December 2004, we announced that we would close approximately 150 Wet Seal stores as part of our turn-around strategy. We completed our inventory liquidation sales and closing of 153 Wet Seal stores by early March 2005. Subsequently, we closed eight additional Wet Seal stores due to their poor performance. We took charges of $4.5 million related to the estimated lease termination costs for the store closures that occurred through early March 2005 and related liquidation fees and expenses, partially offset by a benefit related to the write-off of deferred rent associated with these stores. We have completed our previously announced store closure effort and related lease terminations.

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
	($ in millions)
Asset impairment	$1.0	$(40.4)	97.6%	$41.4
Percent of net sales	0.2%		(9.3)%	9.5%

Based on our quarterly assessments of the carrying value of long-lived assets, in fiscal 2005, we identified seven stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values. We incurred non-cash charges of $1.0 million to write down these stores to their respective fair values, as well as to write-down the value of certain capital additions made to previously impaired stores.

During fiscal 2004, we recorded impairment charges of $41.4 million, including impairment of goodwill, on certain long-lived assets, primarily as a result of disappointing sales results for the “Back-To-School” period, our expectations at that time for operating results for the balance of fiscal 2004 and recent historical results.

Interest Expense, Net

	2005	Change From Prior Fiscal Year		2004
	($ in millions)
Interest expense, net	$(12.9)	$(10.7)	(491.4)%	$(2.2)
Percent of net sales	(2.6)%		(2.1)%	(0.5)%

We incurred interest expense, net, of $12.9 million in fiscal 2005 comprised of:

•

Interest expense of $1.2 million under our senior credit facility, or the Facility, for our $8.0 million term loan, which bears interest at prime plus 7%, plus our senior credit facility, appraisal and amendment fees. The term loan was repaid in full on March 23, 2006.

•

A net write-off of $8.8 million of unamortized debt discount, deferred financing costs and accrued interest upon investor conversions into Class A Common Stock of $10.4 million of our $56.0 million of secured convertible notes.

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

•	Amortization of deferred financing costs of $1.0 million associated with the placement of our senior credit facility, term loan and our secured convertible notes.

•

Non-cash credits of $0.2 million to interest expense to recognize the decrease in market value during the period of derivative liabilities resulting from a “change in control” put option held by the investors in our secured convertible notes and the registration rights agreement associated with our Series C Convertible Preferred Stock.

•	Interest income of $2.1 million from investment of excess cash.

In fiscal 2004, we incurred net interest expense of $2.1 million, comprised of $0.7 million associated with our senior credit facility and the term loan thereunder, $0.6 million of interest expense on our $10.0 million bridge loan, $0.3 million of interest on our notes issued shortly before that fiscal year-end and $1.0 million of deferred financing cost amortization, partially offset by $0.5 million of interest income on investments.

Provision for Income Taxes

	2005	Change From Prior Fiscal Year		2004
	($ in millions)
Provision for income taxes	$0.3	$(30.4)	(98.9)%	$30.7

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

In fiscal 2004, we incurred a benefit for current income taxes of $1.9 million and a provision for deferred income taxes of $32.6 million. The provision for deferred income taxes was comprised of the establishment of a tax valuation allowance of $43.5 million against all of our deferred tax assets, partially offset by a benefit to income taxes of $10.9 million recognized prior to our decision in 2004 to cease recognizing such benefits. The tax valuation allowance was deemed necessary in light of disappointing sales results, our expectations at that time for weak future operating results and our historical operating performance. We established this tax valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires deferred tax assets to be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future. Also, see Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for discussion of limitations on our ability to utilized net operating loss carryforwards.

Accretion of Non-Cash Dividends on Convertible Preferred Stock

As discussed further in Note 7 of Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K, during fiscal year 2005 we issued 24,600 shares of the Preferred Stock, with a stated value of $24.6 million. We initially recorded the Preferred Stock at a discount of $23.3 million. We immediately accreted this discount in its entirety in the form of a non-cash dividend on Preferred Stock since the Preferred Stock is immediately convertible and has no stated redemption date.

Liquidity and Capital Resources

Net cash provided by operating activities was $28.8 million for fiscal 2006, compared to $11.0 million for the same period last year. For fiscal 2006, operating cash flows were directly impacted by net non-cash charges (primarily stock compensation expense, depreciation and amortization, and amortization of debt discount and deferred financing costs) of $59.8 million, partially offset by our net loss of $12.8 million; an increase in merchandise inventories, net of merchandise accounts payable of $11.6 million due to our increased store count, an increase in average inventory per store, and a decrease in merchandise accounts payable versus a year ago due to variances in the timing of inventory receipts near year-end; and a use of cash from changes in other operating assets and liabilities of $6.6 million due primarily to our payment of February 2007 store rents prior to the end of fiscal 2006. For fiscal 2006, net cash used in investing activities of $16.7 million was comprised primarily of capital expenditures. Capital expenditures for the period were primarily for new stores and store relocations and remodeling for our Wet Seal concept and for various information technology projects. Capital expenditures do not include $3.2 million in capital assets purchased on account for which we have not yet made payment, which is $2.9 million higher than the similar balance as of the end of fiscal 2005 due to increase capital expenditure activity in late fiscal 2006. We expect such payments will be made primarily during the first quarter of fiscal 2007.

We estimate that, in fiscal 2007, capital expenditures will be approximately $47.0 million, primarily for the construction of 68 to 72 new stores, remodeling or relocation of existing stores and various other store-related capital projects. We anticipate receiving approximately $10 million in landlord tenant improvement allowances in connection with certain of our new store lease agreements.

For fiscal 2006, net cash used in financing activities was $3.7 million, comprised primarily of the repayment of our $8.0 million term loan and common stock repurchases for a cost of $15.1 million, partially offset by $19.3 million in proceeds from investor exercises of common stock warrants. On March 28, 2006, our Board of Directors authorized the repurchase of up to 4.0 million of the outstanding shares of our Class A Common Stock. Repurchases are at our option and can be discontinued at any time.

Total cash and cash equivalents at February 3, 2007, was $105.3 million, compared to $96.8 million at January 28, 2006. Our working capital at February 3, 2007, increased to $90.0 million from $65.2 million at January 28, 2006, due primarily to our increase in cash, merchandise inventories and prepaid expenses, especially prepaid rents, and our decrease in accounts payable, partially offset by our increase in accrued liabilities during fiscal 2006.

We previously maintained a $50.0 million senior revolving credit facility (the Facility), which was scheduled to mature in May 2007. On August 14, 2006, we replaced the Facility with an Amended and Restated Credit Agreement (the Restated Credit Agreement) to provide for a senior revolving credit facility of $35.0 million, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Restated Credit Agreement. In addition to extending the current agreement term from May 2007 to May 2011, the Restated Credit Agreement provides us, subject to the satisfaction of certain conditions precedent, with the ability to make certain levels of investments, acquisitions and common stock repurchases without lender consent, and reduces our letter of credit and other facility fees. Under the Restated Credit Agreement, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Restated Credit Agreement is the prime rate or, if we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Restated Credit Agreement, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of February 3, 2007. We also incur fees on outstanding letters of credit under the Restated Credit Agreement in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The Restated Credit Agreement ranks senior in right of payment to our secured convertible notes. Borrowings under the Restated Credit Agreement are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, Inc.

At February 3, 2007, the amount outstanding under the Restated Credit Agreement consisted of $5.3 million in open documentary letters of credit related to merchandise purchases and $1.3 million in standby letters of credit. At February 3, 2007, we had $28.4 million available for cash advances and/or for the issuance of additional letters of credit. At February 3, 2007, we were in compliance with all covenant requirements in the Restated Credit Agreement.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months. However, we may experience future declines in comparable store sales or experience other events that negatively affect our operating results. Such decline could result in a reduction in our operating cash flows and a decrease in or elimination of excess availability under our Restated Credit Agreement, which could force us to seek alternatives to address our cash constraints, including seeking additional debt and/or equity financing.

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

Commitments and Contingencies

At February 3, 2007, our contractual obligations consist of:

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Lease commitments:
Operating leases	$260,298	$49,311	$83,536	$64,118	$63,333
Fixed common area maintenance	31,625	4,892	8,918	7,982	9,833
Convertible notes, including accrued interest	8,713	—	—	—	8,713
Supplemental Employee Retirement Plan	2,173	220	440	440	1,073
Projected interest on contractual obligations	1,739	—	—	—	1,739

Total	$304,548	$54,423	$92,894	$72,540	$84,691

Lease commitments include operating leases for our retail stores, principal executive offices, warehouse facilities and computers under operating lease agreements expiring at various times through 2017. During fiscal 2006, we amended our principal executive office and warehouse facility operating lease. The addendum includes a lease extension term through December 4, 2017 with the option to terminate on December 4, 2014 upon payment by us of an early termination fee of $0.7 million. Certain leases for our retail stores include fixed common area maintenance obligations.

We have a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one former director. The SERP provides for retirement death benefits through life insurance. We funded a portion of the SERP obligation in prior years through contributions to a trust arrangement known as a “Rabbi” trust.

The projected interest component on our company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 7 of Notes to Consolidated Financial Statements). This projected interest pertains to the 3.76% interest, compounded annually, on our convertible notes. Upon investor conversions of our convertible notes, we become no longer obligated to pay a ratable portion of such interest.

Our other commercial commitments consist of letters of credit primarily for the procurement of domestic and imported merchandise and to secure obligations to certain insurance providers, and are secured through our Restated Credit Agreement. At February 3, 2007, our contractual commercial commitments under these letter of credit arrangements were as follows:

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Letters of credit	$6,619	$6,619	—	—	—

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FAS 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FAS 13-1 was effective for periods beginning after December 15, 2005. We adopted this pronouncement at the beginning of fiscal 2006. The adoption of FAS 13-1 did not affect our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of our accumulated deficit.

FIN 48 requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006, for us the fiscal year beginning February 4, 2007. We have not yet determined what impact the adoption of FIN 48 will have on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (“SFAS No. 158”). SFAS No. 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in our statement of financial position and recognition of changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires us to measure the funded status of a plan as of the date of our year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Our adoption of SFAS No. 158 resulted in a reduction of $0.6 million in our liability related to our SERP and an increase of $0.6 million in our accumulated other comprehensive income on our consolidated balance sheet as of February 3, 2007.

In September 2006, the Securities and Exchange Commission, or “SEC”, issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006, with early application encouraged. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from our customers are and have been recorded on a net basis. We have no intention of modifying this accounting policy. As such, the adoption of EITF Issue No. 06-03 will not have an effect on our consolidated financial position or results of operations.

Additional information regarding new accounting pronouncements is contained in Note 1 of Notes to Consolidated Financial Statements herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under our senior credit facility, we are exposed to market risk related to changes in interest rates. At February 3, 2007, no borrowings were outstanding under the Restated Credit Agreement. As of February 3, 2007, we are not a party to any derivative financial instruments, except as discussed in “Market Risk—Change in Value of our Common Stock” immediately below.

We contract for and settle all purchases in US dollars, and in fiscal 2006 we directly imported less than 20% of our merchandise inventories. Thus, we consider the effect of currency rate changes to be indirect and, given the small amount of imported product, we believe the effect of a major shift in currency exchange rates would be insignificant to our results.

Market Risk—Change in Value of our Common Stock

Our secured convertible notes (see Note 7 of the Notes to Consolidated Financial Statements) contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require us to redeem all or a portion of the notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of our Class A Common Stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. We account for this derivative at fair value on the consolidated balance sheets within other long-term liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determine the fair value of the derivative instrument each period using a combination of the Black-Scholes model and the Monte-Carlo simulation model. Such models are complex and require significant judgments in the estimation of fair values in the absence of quoted market prices. Changes in the fair market value of the derivative liability are recognized in earnings.

In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in our common stock price, and changes in risk-free interest rates, our expected dividend yield and expected returns on our common stock could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in our consolidated statements of operations. During fiscal 2006, there was a $0.4 million decrease in the fair value of this derivative, which we recognized as a decrease to the carrying value of the derivative liability and a reduction of interest expense in the consolidated statements of operations.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 3, 2007, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2007, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2007.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears below.

Independent Registered Public Accounting Firm Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Wet Seal, Inc.

Foothill Ranch, California:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Wet Seal, Inc. (“the Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 3, 2007 of the Company, and our report dated April 17, 2007, expressed an unqualified opinion and included an explanatory paragraph referring to the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” in 2006.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

April 17, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following is a list, as of April 17, 2007, of the names and ages of the executive officers of The Wet Seal, Inc.

Name	Officers and Other Positions Held With the Company	Age
Joel N. Waller	Chairman of the Board, President and Chief Executive Officer	67
John J. Luttrell	Executive Vice President, Chief Financial Officer and Corporate Secretary	52
Gary White	Chief Operating Officer	55
Gregory S. Gemette	President, Arden B Merchandise	43
Dyan Jozwick	Chief Merchandise Officer, Wet Seal Division	49

Joel N. Waller.    Mr. Joel N. Waller has been a director of the Company since December 30, 2004. Effective February 1, 2005, Mr. Waller was appointed President and Chief Executive Officer of the Company. On June 6, 2006, Mr. Waller was appointed Chairman of the Board of Directors. From 1983 to January 2005, Mr. Waller served as Chief Executive Officer of Wilsons The Leather Experts Inc., a specialty retailer of leather outerwear, accessories and apparel in the United States.

John J. Luttrell.    Mr. John J. Luttrell has served as Executive Vice President, Chief Financial Officer and Corporate Secretary of the Company since December 12, 2005. Prior to joining the Company, from August 2001 to December 2005, Mr. Luttrell served as Senior Vice President or Executive Vice President and Chief Financial Officer of Cost Plus, Inc., a specialty retailer of casual home furnishings and entertaining products in the United States. Mr. Luttrell also served as Vice President Controller of Cost Plus, Inc. from May 2000 to August 2001.

Gary White.    Mr. Gary White has served as Chief Operating Officer of the Company since April 2, 2006 and as Executive Vice President of the Company since April 2005. From July 2004 to April 2005, Mr. White served as Senior Vice President, Sales and Operations of the Wet Seal division. Prior to joining the Company, from November 2000 to May 2004, Mr. White served as Chief Executive Officer and President of Saver’s Inc., a for profit thrift store chain. Prior to this, Mr. White was the Chief Executive Officer and Vice Chairman of Gymboree Corporation.

Gregory S. Gemette.    Mr. Gregory S. Gemette has served as President of Merchandise for Arden B since March 13, 2006. From July 2005 to March 2006, Mr. Gemette served as Senior Vice President, Merchandise and Chief Merchandising Officer of G & G Retail, Inc. From July 2004 to May 2005, Mr. Gemette was Executive Vice President and Chief Merchant for the Home Shopping Network, LLC. From February 2001 to December 2003, Mr. Gemette was Vice President and General Merchandise Manager, Women’s, for American Eagle Outfitters, Inc. He has also previously served as Vice President of Merchandising, Sportswear, for Lane Bryant Stores, formerly a division of the Limited, Inc.

Dyan Jozwick.    Ms. Dyan Jozwick has served as Chief Merchandise Officer for the Wet Seal division since May 2, 2006. Prior to joining the Company, from 1975 to 1995 and from July 1998 to April 2006, Ms. Jozwick served in various capacities, most recently as the Retail Senior Vice President and General Merchandise Manager at Robinsons-May Department Stores, a subsidiary of Federated Department Stores. From October 1995 to July 1998, Ms. Jozwick was the Executive Vice President of Sales, Merchandising and Production for Carole Little, Inc.

The remaining information called for by this item and for items 11 through 14 are incorporated by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the end of the year covered by this Form 10-K or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A, not later than the end of such 120-day period.

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

Signatures	Title	Date Signed

/s/ JOEL N. WALLER Joel N. Waller	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	April 17, 2007

/s/ JOHN J. LUTTRELL John J. Luttrell	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2007

/s/ JONATHAN DUSKIN Jonathan Duskin	Director	April 17, 2007

/s/ SIDNEY M. HORN Sidney M. Horn	Director	April 17, 2007

/s/ HAROLD D. KAHN Harold D. Kahn	Director	April 17, 2007

/s/ KENNETH M. REISS Kenneth M. Reiss	Director	April 17, 2007

/s/ ALAN SIEGEL Alan Siegel	Director	April 17, 2007

/s/ HENRY D. WINTERSTERN Henry D. Winterstern	Director	April 17, 2007

/s/ MICHAEL ZIMMERMAN Michael Zimmerman	Director	April 17, 2007

THE WET SEAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	F-2

FINANCIAL STATEMENTS:
Consolidated balance sheets as of February 3, 2007, and January 28, 2006	F-3
Consolidated statements of operations for the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005	F-4
Consolidated statements of stockholders’ equity for the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005	F-5
Consolidated statements of cash flows for the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005	F-6
Notes to consolidated financial statements	F-8

FINANCIAL STATEMENT SCHEDULES:
All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

The Wet Seal, Inc.

We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2007 and January 28, 2006, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment,” in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 17, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

April 17, 2007

THE WET SEAL, INC.

CONSOLIDATED BALANCE SHEETS

	February 3, 2007	January 28, 2006
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,254	$96,806
Income taxes receivable	56	136
Other receivables	3,604	2,683
Merchandise inventories	34,231	25,475
Prepaid expenses and other current assets	8,795	3,953

Total current assets	151,940	129,053

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	84,758	74,786
Furniture, fixtures and equipment	55,698	48,734
Leasehold rights	—	5

	140,456	123,525
Less accumulated depreciation and amortization	(89,931)	(79,888)

Net equipment and leasehold improvements	50,525	43,637

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $5,159 and $2,869, at February 3, 2007, and January 28, 2006 respectively	555	3,236
Other assets	1,651	1,633
Goodwill	3,496	3,496

Total other assets	5,702	8,365

TOTAL ASSETS	$208,167	$181,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—merchandise	$11,143	$13,953
Accounts payable—other	10,078	9,883
Income taxes payable	128	—
Accrued liabilities	37,256	36,041
Current portion of deferred rent	3,381	3,973

Total current liabilities	61,986	63,850

LONG-TERM LIABILITIES:
Long-term debt	—	8,000
Secured convertible notes, including accrued interest of $634 and $1,801 at February 3, 2007, and January 28, 2006, respectively, and net of unamortized discount of $5,974 and $35,562, at February 3, 2007, and January 28, 2006, respectively	2,739	11,824
Deferred rent	22,501	20,023
Other long-term liabilities	1,977	3,228

Total long-term liabilities	27,217	43,075

Total liabilities	89,203	106,925

COMMITMENTS AND CONTINGENCIES (Note 9)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 2,167 and 9,660 shares issued and outstanding at February 3, 2007, and January 28, 2006, respectively	2,167	9,660

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 96,218,013 shares issued and 95,818,013 shares outstanding at February 3, 2007, and 63,636,643 shares issued and outstanding at January 28, 2006	9,622	6,364
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at February 3, 2007, and January 28, 2006, respectively	—	—
Paid-in capital	280,163	222,000
Deferred stock compensation	—	(5,518)
Accumulated deficit	(171,214)	(158,376)
Treasury stock, 400,000 shares, at cost, at February 3, 2007 (Note 10)	(2,400)	—
Accumulated other comprehensive income	626	—

Total stockholders’ equity	116,797	64,470

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$208,167	$181,055

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(In thousands, except share data)
Net sales	$564,324	$500,807	$435,582
Cost of sales	370,888	339,483	377,664

Gross margin	193,436	161,324	57,918
Selling, general and administrative expenses	178,703	171,988	162,047
Store closure (adjustments) costs	(730)	4,517	16,398
Asset impairment	425	989	41,378

Operating income (loss)	15,038	(16,170)	(161,905)

Interest income	4,387	2,288	475
Interest expense	(31,955)	(15,150)	(2,650)

Interest expense, net	(27,568)	(12,862)	(2,175)

Loss before provision for income taxes	(12,530)	(29,032)	(164,080)
Provision for income taxes	308	330	30,682

Loss from continuing operations	(12,838)	(29,362)	(194,762)
Loss from discontinued operations, net of income taxes	—	—	(6,967)

Net loss	(12,838)	(29,362)	(201,729)
Accretion of non-cash dividends on convertible preferred stock	—	(23,317)	—

Net loss attributable to common stockholders	$(12,838)	$(52,679)	$(201,729)

Net loss attributable to common stockholders per share, basic and diluted:
Continuing operations	$(0.18)	$(1.19)	$(5.78)
Discontinued operations	—	—	(0.21)

Net loss attributable to common stockholders per share	$(0.18)	$(1.19)	$(5.99)

Weighted-average shares outstanding, basic and diluted	72,577,398	44,340,894	33,698,912

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Paid-In Capital	Deferred Stock Compensation	(Accumulated Deficit) Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at January 31, 2004	25,599,801	$2,560	4,502,833	$450	$69,716	$(2,030)	$96,032	$—	$—	$166,728
Stock issued pursuant to long-term incentive plans	2,451,175	245	—	—	(245)	—	—	—	—	—
Deferred stock compensation pursuant to long-term incentive plans	—	—	—	—	6,648	(6,648)	—	—	—	—
Cancellation of deferred stock compensation due to employee terminations	—	—	—	—	(1,709)	1,709	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	1,627	—	—	—	1,627
Variable stock compensation credit	—	—	—	—	(181)	—	—	—	—	(181)
Modification to terms of stock options	—	—	—	—	269	—	—	—	—	269
Exercise of stock options	31,523	3	—	—	186	—	—	—	—	189
Shares converted from Class B to Class A	4,079,234	408	(4,079,234)	(408)	—	—	—	—	—	—
Sale of Class A Common Stock	6,026,500	603	—	—	18,542	—	—	—	—	19,145
Beneficial conversion feature of secured convertible notes	—	—	—	—	30,100	—	—	—	—	30,100
Issuance of common stock warrants	—	—	—	—	20,905	—	—	—	—	20,905
Net loss	—	—	—	—	—	—	(201,729)	—	—	(201,729)

Balance at January 29, 2005	38,188,233	3,819	423,599	42	144,231	(5,342)	(105,697)	—	—	37,053
Stock issued pursuant to long-term incentive plans	8,481,893	848	—	—	(848)	—	—	—	—	—
Deferred stock compensation—non-employee performance shares	—	—	—	—	550	(550)	—	—	—	—
Deferred stock compensation pursuant to long-term incentive plans	—	—	—	—	2,079	(2,079)	—	—	—	—
Cancellation of deferred stock compensation due to employee terminations	—	—	—	—	(595)	595	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	2,419	—	—	—	2,419
Deferred stock compensation—stock issued in lieu of rent	365,000	37	—	—	1,029	(1,066)	—	—	—	—
Amortization of deferred stock compensation—stock issued in lieu of rent	—	—	—	—	—	200	—	—	—	200
Exercise of stock options	501,000	50	—	—	881	—	—	—	—	931
Exercise of common stock warrants	3,753,284	376	—	—	7,006	—	—	—	—	7,382
Shares converted from Class B to Class A	423,599	42	(423,599)	(42)	—	—	—	—	—	—
Beneficial conversion feature of convertible preferred stock	—	—	—	—	14,692	—	—	—	—	14,692
Issuance of common stock warrants	—	—	—	—	8,509	—	—	—	—	8,509
Conversions of convertible preferred stock into common stock	4,980,000	498	—	—	14,442	—	—	—	—	14,940
Transaction costs for convertible preferred stock and other equity securities	—	—	—	—	(1,574)	—	—	—	—	(1,574)
Conversions of convertible notes into common stock	6,943,634	694	—	—	9,721	—	—	—	—	10,415
Stock-based compensation—non-employee performance shares	—	—	—	—	21,877	305	—	—	—	22,182
Net loss	—	—	—	—	—	—	(29,362)	—	—	(29,362)
Accretion of non-cash dividends on convertible preferred stock	—	—	—	—	—	—	(23,317)	—	—	(23,317)

Balance at January 28, 2006	63,636,643	6,364	—	—	222,000	(5,518)	(158,376)	—	—	64,470
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	—	—	—	—	(5,518)	5,518	—	—	—	—
Stock issued pursuant to long-term incentive plans	374,956	37	—	—	(37)	—	—	—	—	—
Stock-based compensation—directors and employees	—	—	—	—	5,219	—	—	—	—	5,219
Stock-based compensation—non-employee performance shares	—	—	—	—	9,797	—	—	—	—	9,797
Amortization of stock payment in lieu of rent	—	—	—	—	216	—	—	—	—	216
Exercise of stock options	18,333	2	—	—	98	—	—	—	—	100
Exercise of common stock warrants	7,204,866	721	—	—	18,550	—	—	—	—	19,271
Conversions of convertible preferred stock into common stock	2,497,667	250	—	—	7,243	—	—	—	—	7,493
Conversions of secured convertible notes into common stock	25,003,783	2,500	—	—	35,005	—	—	—	—	37,505
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	—	—	—	626	626
Repurchase of common stock	—	—	—	—	—	—	—	(15,062)	—	(15,062)
Retirement of treasury stock	(2,518,235)	(252)	—	—	(12,410)	—	—	12,662	—	—
Net loss	—	—	—	—	—	—	(12,838)	—	—	(12,838)

Balance at February 3, 2007	96,218,013	$9,622	—	$—	$280,163	$—	$(171,214)	$(2,400)	$626	$116,797

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,838)	$(29,362)	$(201,729)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations, net of tax	—	—	6,967
Depreciation and amortization	12,388	11,810	22,147
Amortization of discount on secured convertible notes	29,588	9,214	244
Amortization of deferred financing costs	3,505	1,901	968
Amortization of stock payment in lieu of rent	216	200	—
Adjustment of derivatives to fair value	(370)	(216)	—
Interest (extinguished from) added to principal of bridge loan payable and secured convertible notes	(1,167)	2,999	—
Store closure costs	—	262	3,209
Asset impairment	425	989	41,378
Loss on disposal of equipment and leasehold improvements	186	500	976
Deferred income taxes	—	—	32,455
Stock-based compensation	15,016	24,601	1,715
Changes in operating assets and liabilities:
Income taxes receivable	80	411	10,648
Other receivables	(1,223)	295	(1,614)
Merchandise inventories	(8,756)	(7,103)	10,682
Prepaid expenses and other current assets	(5,635)	(189)	448
Other non-current assets	(18)	(38)	(387)
Accounts payable and accrued liabilities	(4,271)	(615)	7,695
Income taxes payable	128	—	(1,752)
Deferred rent	1,835	(4,597)	(3,772)
Other long-term liabilities	(255)	(45)	267

Net cash provided by (used in) operating activities of continuing operations	28,834	11,017	(69,455)
Net cash used in operating activities of discontinued operations	—	—	(7,940)

Net cash provided by (used in) operating activities	28,834	11,017	(77,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(16,965)	(5,418)	(7,143)
Proceeds from sale of marketable securities	—	—	49,482
Proceeds from disposal of equipment and leasehold improvements	302	117	362

Net cash (used in) provided by investing activities of continuing operations	(16,663)	(5,301)	42,701
Net cash used in investing activities of discontinued operations	—	—	—

Net cash (used in) provided by investing activities	(16,663)	(5,301)	42,701

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	18,000
Proceeds from issuance of secured convertible notes and common stock warrants	—	—	56,000
Proceeds from issuance of convertible preferred stock and common stock warrants	—	24,600	—
Payment of deferred financing costs	(32)	(89)	(6,949)
Payment of convertible preferred stock and other equity securities transaction costs	—	(1,574)	—
Repayment of term loan	(8,000)	—	—
Repayment of bridge loan	—	(11,862)	—
Repurchase of common stock	(15,062)	—	—
Proceeds from exercise of stock options	100	931	189
Proceeds from sale of common stock, net	—	—	25,630
Proceeds from exercise of common stock warrants	19,271	7,382	—

Net cash (used in) provided by financing activities	(3,723)	19,388	92,870

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,448	25,104	58,176
CASH AND CASH EQUIVALENTS, beginning of year	96,806	71,702	13,526

CASH AND CASH EQUIVALENTS, end of year	$105,254	$96,806	$71,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$469	$3,177	$1,596
Income taxes	$180	—	$234
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Allocation of a portion of proceeds from issuance of convertible preferred stock to beneficial conversion feature	$—	$14,692	—
Allocation of a portion of proceeds from issuance of convertible preferred stock to Registration Rights Agreement	$—	$116	—
Conversion of 7,493 and 14,940 shares of convertible preferred stock into 2,497,667 and 4,980,000 shares of Class A Common Stock, respectively	$7,493	$14,940	—
Conversion of secured convertible notes into 25,003,783 and 6,943,634 shares of Class A Common Stock, respectively	$37,506	$10,415	—
Allocation of a portion of proceeds from issuance of secured convertible notes to beneficial conversion feature	$—	—	$30,100
Issuance of common stock warrants	$—	$8,509	$20,905
Conversions of Class B Common Stock to Class A Common Stock	$—	$42	$408
Restricted stock grants pursuant to long-term incentive plans	$—	$2,021	$6,641
Cancellation of restricted stock grants due to employee terminations	$—	$557	$560
Issuance of restricted stock to non-employee	$—	$550	—
Common stock issued in lieu of rent	$—	$1,066	—
Accretion of non-cash dividends on convertible preferred stock	$—	$23,317	—
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	$5,518	$—	—
Retirement of treasury stock	$12,662	$—	—
Purchase of equipment and leasehold improvements on account	$2,871	$179	—

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

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

The Company’s fiscal year ends on the Saturday closest to the end of January. The reporting periods includes 53 weeks of operations in fiscal 2006 and 52 weeks of operations in fiscal 2005 and fiscal 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of The Wet Seal, Inc. and its subsidiaries, which are all wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Reclassification

The Company has reclassified $4.0 million of deferred rent to current portion of deferred rent on the consolidated balance sheet as of January 28, 2006, in order to conform to current year presentation.

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

The Company’s most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving inventory;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill;

•	estimation of ultimate redemptions of awards under the Company’s Arden B concept customer loyalty program;

•	determination of the revenue recognition pattern for cash received under the Company’s Wet Seal frequent buyer program;

•	estimation of expected customer merchandise returns;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of recording stock-based compensation and disclosing pro forma net loss;

•	estimation of its net deferred income tax asset valuation allowance; and

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 1:    Summary of Significant Accounting Policies (Continued)

•	estimation, using actuarially determined methods, of its self-insured claim losses under its worker’s compensation plan.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair market value. As of February 3, 2007 cash equivalents principally consist of money market funds.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Cost is calculated using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value and then is converted to a cost basis by applying a cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis in fiscal 2006, 2005 and 2004 were $72.2 million, $60.6 million, and $88.6 million, respectively, and represented 12.8%, 12.1%, and 20.3% of net sales, respectively.

The Company accrued for planned but unexecuted markdowns as of February 3, 2007, and January 28, 2006, of $4.7 million and $3.2 million, respectively. To the extent the Company’s estimates differ from actual results, additional markdowns may be required that could reduce the Company’s gross margin, operating income and the carrying value of inventories.

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

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.” Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates the Company’s weighted-average cost of capital.

No less frequently than quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during fiscal 2006 and fiscal 2005 indicated that operating losses or insufficient operating income existed at certain retail stores with a projection that the operating losses or insufficient operating income for these locations would continue. As such, the Company recorded non-cash charges of $0.4 million and $1.0 million during fiscal 2006 and fiscal 2005, respectively, within asset impairment in the consolidated statements of operations to write-down the carrying value of these stores’ long-lived assets to their estimated fair values.

During fiscal 2004, the Company concluded that an indication of impairment existed with respect to a large number of the Company’s retail stores. Based on the results of impairment analyses, the Company wrote down the carrying value of certain impaired long-lived assets during fiscal 2004 by $41.4 million, including impairment of goodwill (see below). The impairment charges were a non-cash charge to its consolidated statements of operations.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are tested for impairment no less frequently than annually and are also tested for impairment between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. Accordingly, management conducted annual impairment evaluations in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the end of fiscal 2006, 2005 and 2004. Based on its analyses as of the end of fiscal 2006 and 2005, no impairment had occurred as of those dates. Based on the results of the end of fiscal 2004 analysis, the Company wrote down the carrying value of goodwill as of January 29, 2005, by $0.3 million, which was recorded within asset impairment in the consolidated statements of operations.

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized over the terms of the respective debt agreements using the interest method. In addition, deferred financing costs associated with the Company’s secured convertible notes are expensed immediately, upon the conversion of portions of such notes into Class A Common Stock. Amortization expense included in interest expense and amortization of deferred financing costs was $3.5 million, $1.9 million and $1.0 million in fiscal 2006, 2005 and 2004, respectively.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Discount on Secured Convertible Notes

As discussed further in Note 7, upon issuance of its secured convertible notes, the Company recorded such notes net of a discount of $45.0 million. The Company is amortizing this discount over the seven-year term of the secured convertible notes using the interest method. In addition, the unamortized portion of the discount on secured convertible notes is expensed immediately upon conversions of portions of such notes into Class A Common Stock. Amortization of this discount included in interest expense and amortization of discount on secured convertible notes was $29.6 million, $9.2 million and $0.2 million in fiscal 2006, 2005 and 2004, respectively.

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. Taxes collected from the Company’s customers are and have been recorded on a net basis. For online sales, revenue is recognized at the estimated time goods are received by customers. Shipping and handling fees billed to customers for online sales are included in net sales. Customers typically receive goods within five to seven days of being shipped. The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. A customer generally may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact sales. The accrual for merchandise returns is recorded in accrued liabilities on the consolidated balance sheets and was $0.8 million and $0.6 million at February 3, 2007, and January 28, 2006, respectively. For fiscal 2006, 2005 and 2004, shipping and handling fee revenues were $1.5 million, $0.7 million, and $0.3 million, respectively.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability, which includes consideration of potential obligations arising from state escheatment laws. The Company has not recognized breakage on gift cards, gift certificates and store credits in the consolidated financial statements as of February 3, 2007. The Company’s gift cards, gift certificates and store credits do not have expiration dates. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the consolidated balance sheets and was $8.9 million and $7.7 million at February 3, 2007, and January 28, 2006, respectively.

The Company, through its Wet Seal concept, has a frequent buyer program that entitles the customer to receive between a 10% and 20% discount on all purchases made during a twelve-month period. The annual membership fee of $20 is non-refundable. The Company recognizes membership fee revenue on a straight-line basis over the twelve-month membership period, due to a lack of sufficient program history to date to determine spending pattern under the program. Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $10.1 million and $7.0 million at February 3, 2007, and January 28, 2006, respectively.

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 1:    Summary of Significant Accounting Policies (Continued)

During fiscal 2006, the Company modified the terms of the Arden B loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, the Company also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either two or twelve months from the program change date. This resulted in a reduction to the Company’s estimate of ultimate award redemptions under the program. Additionally, during fiscal 2006, the Company further reduced its estimate of ultimate redemptions based upon lower than anticipated redemption levels under the program’s revised terms. As a result, the Company recorded a benefit of $3.7 million, which was recorded as an increase to net sales and a decrease to accrued liabilities.

The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $1.9 million and $6.2 million at February 3, 2007 and January 28, 2006, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record further adjustments to the unearned revenue accrual, which would affect net sales.

Cost of Sales

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inbound freight, payroll expenses associated with design, buying, planning and allocation, inspection cost, processing, receiving and other warehouse costs, rent and depreciation and amortization expense associated with the Company’s stores and distribution center.

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

Advertising Costs

Costs for advertising related to operations, consisting of magazine advertisements, in-store signage and promotions, are expensed as incurred. Total advertising expenses in fiscal 2006, 2005, and 2004 were $6.3 million, $4.1 million, and $8.2 million, respectively.

Vendor Discounts

The Company receives certain discounts from its vendors in accordance with agreed-upon payment terms. These discounts are reflected as a reduction of merchandise inventories in the period they are received and charged to cost of sales when the items are sold.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. As a result of disappointing sales results during fiscal 2004 and the Company’s historical operating performance, the Company concluded during fiscal 2004 that it was more likely than not that the Company would not realize its net deferred tax assets. As a result of this conclusion, the Company reduced its deferred tax assets during fiscal 2004 by establishing a tax valuation allowance for 100% of its net deferred tax assets. In addition, the Company discontinued recording income tax benefits in the consolidated statements of operations at that time. The Company will not record such income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

As discussed further in Note 3, the Company is subject to certain limitations on its ability to utilize its federal and state net operating loss carryforwards.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” and additional guidance from Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” net loss per share, basic, is computed based on the weighted-average number of common shares outstanding for the period, including the shares issuable upon conversion of the Company’s convertible preferred stock to the extent such inclusion would be dilutive (see Note 16). Net loss per share, diluted, is computed based on the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period.

Comprehensive Income (Loss)

In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” employers are required to recognize the over or under funded status of defined benefit plans of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The Company was required to adopt the provisions of SFAS No. 158 as of the end of fiscal 2006, resulting in the recognition of other comprehensive income on the consolidated balance sheet for the difference between the previous carrying value of the accrued liability under the Company’s supplement employee retirement plan and the carrying value required per SFAS No. 158 (see Note 14). For fiscal 2006, fiscal 2005 and fiscal 2004, there was no difference between the Company’s net loss and comprehensive loss.

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for its workers’ compensation and employee health care programs. A portion of the employee health care plan is funded by employees. Under the workers’ compensation insurance program, the Company is liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.5 million. Under the group health plan, the Company is liable for a deductible of $0.15 million for each individual claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to adjustment based on the number of participants in the

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 1:    Summary of Significant Accounting Policies (Continued)

plan each month. For both of the insurance plans, the Company records a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. The Company adjusts these liabilities based on historical claims experience, demographic factors, severity factors and other actuarial assumptions. A significant change in the number or dollar amount of claims could cause the Company to revise its estimates of potential losses, which would affect its reported results. The following summarizes the activity within the Company’s accrued liability for the self-insured portion of unpaid claims and estimated unreported claims:

	February 3, 2007	January 28, 2006	January 29, 2005
	(in thousands)
Balance at beginning of period	$1,715	$2,026	$2,036
Accruals	5,374	3,687	4,858
Payment of claims	(5,408)	(3,998)	(4,868)

Balance at end of period	$1,681	$1,715	$2,026

Stock-Based Compensation

Prior to January 28, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation related to options issued to employees, and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. Under APB 25, the Company recognized stock-based compensation associated with stock options and awards under the intrinsic value method, whereby stock-based compensation was determined as the difference, if any, between the current fair value of the related common stock on the measurement date and the price an employee had to pay to exercise the award. Accordingly, stock-based compensation expense had been recognized for restricted stock grants as well as for stock options that were granted at prices that were below the fair market value of the related stock at the measurement date.

Effective January 29, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, in accordance with the modified-prospective-transition method and therefore has not restated prior period results. Under this transition method, the Company began recognizing compensation expense using the fair-value method as determined using SFAS No. 123 for stock options granted during fiscal 2005 or in prior years and that were not yet fully vested as of January 29, 2006 (see Note 2) and the fair-value method, as determined using SFAS No. 123(R ), for stock options granted or modified subsequent to January 29, 2006.

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

As of February 3, 2007, the Company’s only derivative financial instrument was an embedded derivative associated with the Company’s secured convertible notes (see Note 7). The gain or loss as a result of the change in fair value of the embedded derivative associated with the Company’s secured convertible notes is recognized in interest expense in the consolidated statements of operations each period.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 1:    Summary of Significant Accounting Policies (Continued)

The Company applies the Black-Scholes and Monte-Carlo simulation models to value this embedded derivative. In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in the Company’s common stock price, and changes in risk-free interest rates, the Company’s expected dividend yield and expected returns on its common stock could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in the consolidated statements of operations.

The Company has determined that fair value is best represented by a blend of valuation outcomes under Black-Scholes modeling and Monte-Carlo simulation. In addition to the estimate changes noted above, if circumstances were to change such that the Company determined that the embedded derivative value was better represented by an alternative valuation method, and such changes resulted in a significant change in the value of the embedded derivative, such changes could also significantly affect future interest expense.

Segment Information

The Company has one reportable segment representing the aggregation of its two retail brands and its Internet business due to the similarities of the economic and operating characteristics of the operations represented by the Company’s two store concepts and its Internet business.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of the Company’s accumulated deficit.

FIN 48 requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is the year beginning February 4, 2007, for the Company. The Company has not yet determined what impact the adoption of FIN 48 will have on its consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FAS 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FAS 13-1 was

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 1:    Summary of Significant Accounting Policies (Continued)

effective for periods beginning after December 15, 2005. The Company adopted this pronouncement at the beginning of fiscal 2006. The adoption of FAS 13-1 did not affect the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 was effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement at the beginning of fiscal 2006. The adoption of SFAS No. 154 did not affect the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (“SFAS No. 158”). SFAS No. 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the statement of financial position and recognition of changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of the Company’s year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 resulted in a reduction of $0.6 million in the Company’s liability related to its supplemental employee retirement plan and an increase of $0.6 million in accumulated other comprehensive income on its consolidated balance sheet as of February 3, 2007.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The adoption of SAB 108 did not affect the Company’s consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 1:    Summary of Significant Accounting Policies (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the Company’s customers are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. As such, the adoption of EITF Issue No. 06-03 will not have an effect on the Company’s consolidated financial position or results of operations.

NOTE 2:    Stock-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under APB 25. Under the intrinsic value method, stock-based compensation associated with stock options and awards was determined as the difference, if any, between the fair market value of the related common stock on the measurement date and the price an employee had to pay to exercise the award. Accordingly, stock-based compensation expense has been recognized for restricted stock grants as well as for stock options that were granted at prices that were below the fair market value of the related stock at the measurement date.

The Company adopted SFAS No. 123(R) using the modified prospective application method. Under this method, compensation expense recognized during fiscal 2006, included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based awards granted subsequent to January 28, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective application method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R).

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 2:    Stock-Based Compensation (Continued)

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in FAS 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123(R). In addition, in accordance with SFAS No. 123(R), SFAS No. 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises and vesting of restricted stock and performance shares in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

The Company had the following two stock option plans under which shares were available for grant at February 3, 2007: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of February 3, 2007; however, the 1996 Plan expired during fiscal 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan, the 2000 Plan and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan and 2000 Plan permit the granting of options, restricted common stock, performance shares or other equity-based awards to the Company’s employees, officers, directors and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s shareholders on January 10, 2005, as amended with shareholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A Common Stock. An aggregate of 19,565,551 shares of the Company’s Class A Common Stock have been issued or may be issued pursuant to the Plans. As of February 3, 2007, 1,673,600 shares were available for future grants.

Options

The Plans provide that the per-share exercise price of a stock option may not be less than the fair market value of the Company’s Class A Common Stock on the date the option is granted. However, for accounting purposes, the Company’s previous incorrect measurement date determinations for a portion of its stock option grants resulted in the per-share exercise price of certain stock options being below the per-share Class A Common Stock price on the correct measurement dates. As a result, for periods prior to its adoption of SFAS No. 123(R) in fiscal 2006, the Company recognized stock-based compensation expense based on the intrinsic value of such options on their measurement dates, in accordance with APB 25. Under the Plans, outstanding options generally vest over periods ranging from three to five years from the grant date and generally expire from five to ten years after the grant date. Certain stock option and other equity-based awards provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data, the implied volatility of market-traded options and other factors to estimate the expected price volatility, option lives and forfeiture rates.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 2:    Stock-Based Compensation (Continued)

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

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	63.00%	81.91%	82.14%
Risk-Free Interest Rate	4.82%	4.09%	3.69%
Expected Life of Options (in Years)	3.4	5.0	5.0

The Company recorded $2.3 million of compensation expense, or $0.03 per basic and diluted share, related to stock options outstanding during fiscal 2006. In accordance with the accounting standard previously applied by the Company, $0.3 million and $0.4 million of stock compensation expense was recorded related to employee stock options during fiscal 2005 and fiscal 2004, respectively.

At February 3, 2007, there was $3.4 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over the course of the remaining vesting periods of such options through fiscal 2010.

The following table summarizes the Company’s stock option activities with respect to its Plans for fiscal 2006, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2006	3,670,563	$7.82
Granted	675,000	$5.69
Exercised	(18,333)	$5.45
Canceled	(867,210)	$9.34

Outstanding at February 3, 2007	3,460,020	$7.03	5.03	$3,459
Vested and expected to vest in the future at February 3, 2007	3,353,854	$7.09	5.05	$3,332
Exercisable at February 3, 2007	1,852,584	$8.73	4.92	$1,075

Options vested and expected to vest in the future is comprised of all options outstanding at February 3, 2007, net of estimated forfeitures.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 2:     Stock-Based Compensation (Continued)

Additional information regarding stock options outstanding as of February 3, 2007, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of February 3, 2007	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of February 3, 2007	Weighted- Average Exercise Price Per Share
$ 1.77 -$ 4.35	700,500	7.92	$3.20	236,267	$3.21
4.50 - 5.84	1,153,520	3.84	5.57	268,215	5.62
5.88 - 8.00	740,550	4.62	6.67	509,052	6.81
8.08 - 15.02	709,450	4.53	10.58	683,050	10.57
16.71 - 23.02	156,000	5.11	20.63	156,000	20.63

$ 1.77 - $23.02	3,460,020	5.03	$7.03	1,852,584	$8.73

The weighted-average grant-date fair value of options granted during fiscal 2006, 2005 and 2004, was $2.74, $3.19 and $2.52, respectively. The total intrinsic value for options exercised during fiscal 2006, 2005 and 2004, was less than $0.1 million, $1.6 million and $0.1 million, respectively.

Cash received from option exercises under all plans for fiscal 2006, 2005 and 2004, was approximately $0.1 million, $0.9 million and $0.2 million, respectively. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize the deferred income tax assets.

Restricted Common Stock and Performance Shares

Under the 2005 Plan and 2000 Plan, the Company grants directors, certain executives and other key employees restricted common stock with vesting generally contingent upon completion of specified service periods. The Company also grants certain executives and other key employee’s performance share awards with vesting generally contingent upon a combination of specified service periods and the Company’s achievement of specified common stock price levels.

During fiscal 2006, 2005 and 2004, the Company granted 294,500, 279,000 and 2,938,700 shares, respectively, of restricted common stock to certain employees and directors under the Plans. Restricted common stock awards generally vest over a period of 3 years. The weighted average grant date fair value of the restricted common stock granted during fiscal 2006, 2005, and 2004, was $5.08, $5.14, and $2.10 per share, respectively. The Company recorded approximately $2.4 million, $2.1 million, and $1.7 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during fiscal 2006, 2005 and 2004, respectively.

During fiscal 2006 and 2005, the Company granted 60,000, and 2,600,000 performance shares, respectively, to certain officers under the 2005 Plan. The weighted average grant date fair value of the performance share grants made during fiscal 2006 and 2005, which included consideration of the probability of such shares vesting, was $4.30, and $0.81 per share, respectively.

The Company recorded $0.7 million of compensation expense related to performance shares granted to officers during fiscal 2006. Under the previously applicable accounting standards, the Company was not required

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 2:    Stock-Based Compensation (Continued)

to recognize stock compensation expense for performance shares granted to officers until the stock price performance conditions were achieved. Under such methodology, the Company recognized approximately $0.3 million and no compensation expense related to performance shares granted to officers during fiscal 2005 and 2004, respectively.

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares granted to officers for fiscal 2006:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 29, 2006	4,329,956	$2.46
Granted	354,500	$4.95
Vested	(2,112,956)	$2.44
Forfeited	(100,000)	$1.39

Nonvested at February 3, 2007	2,471,500	$2.91

The fair value of restricted common stock and performance shares that vested during fiscal 2006 was $12.1 million.

At February 3, 2007, there was $3.2 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $3.1 million relates to restricted common stock and $0.1 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.25 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could potentially change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in its consolidated statements of operations.

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

The Company also granted performance shares during fiscal 2005 to a non-employee consultant to the Company. As discussed further in Note 8, the Company previously accounted for, and continued through fiscal 2006 to account for, these performance shares under previously existing accounting standards for equity instruments issued to other than employees to acquire goods and services.

Pro Forma Employee Share-Based Compensation Expense

The Company’s pro forma calculations below are based on the valuation methods discussed above, and forfeitures were recognized as they occurred. If the computed fair values of the awards had been amortized to

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 2:    Stock-Based Compensation (Continued)

expense over the vesting period of the above stock-based awards to employees, net loss and net loss per share from continuing operations would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal 2005	Fiscal 2004
Loss from continuing operations:
As reported	$(29,362)	$(194,762)
Add:
Stock-based employee compensation included in loss from continuing operations, net of related tax effects	2,419	1,715
Deduct:
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(6,990)	(6,288)

Pro forma loss from continuing operations	$(33,933)	$(199,335)

Pro forma loss from continuing operations per share, basic and diluted:
As reported	$(0.66)	$(5.78)
Pro forma	$(0.77)	$(5.92)

NOTE 3:    Provision for Income Taxes

The components of the provision for income taxes from continuing operations for fiscal 2006, 2005 and 2004, are as follows (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Current:
Federal	$302	$—	$(1,851)
State	6	330	(104)

	308	330	(1,955)

Deferred:
Federal	(5,124)	(6,641)	(56,545)
State	(1,083)	(1,585)	(11,169)
Increase in valuation allowance	6,207	8,226	100,351

	—	—	32,637

	$308	$330	$30,682

The total provision for income taxes for fiscal 2006, 2005 and 2004, is as follows (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Continuing operations	$308	$330	$30,682
Discontinued operations	—	—	—

	$308	$330	$30,682

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 3:    Provision for Income Taxes (Continued)

Reconciliations of the provision for income taxes to the amount of the provision that would result from applying the federal statutory rate of 35% to loss before provision for income taxes for fiscal 2006, 2005 and 2004, are as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(5.6)	(2.6)	4.3
Charitable contributions	7.1	—	—
Non-deductible interest on secured convertible notes	(88.3)	(15.0)	—
Other non-deductible expenses	(0.2)	(0.5)	(0.2)
Other	—	—	1.1
Valuation allowance	49.5	(18.0)	(58.1)

Effective tax rate	(2.5)%	(1.1)%	(17.9)%

The major components of the Company’s net deferred income tax asset at February 3, 2007, and January 28, 2006, are as follows (in thousands):

	February 3, 2007	January 28, 2006
Deferred rent	$4,138	$4,184
Merchandise inventories	2,171	1,596
Difference between book and tax basis of fixed assets	15,431	15,272
State income taxes	(6,086)	(5,746)
Supplemental employee retirement plan	1,163	1,176
Net operating loss and other tax attribute carryforwards	74,023	77,716
Deferred revenue	7,494	7,672
Accrued store closure costs	—	333
Stock-based compensation	4,099	4,324
Other	2,131	2,050

	104,564	108,577
Valuation allowance	(104,564)	(108,577)

Net deferred income tax asset	$—	$—

As a result of disappointing sales results during fiscal 2004 and the Company’s historical operating losses, management concluded in fiscal 2005 that it was more likely than not that the Company would not realize its net deferred tax assets. As a result, the Company established a valuation allowance for 100% of its net deferred income tax asset in fiscal 2004. In addition, the Company has discontinued recognizing income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As of February 3, 2007, and January 28, 2006, the valuation allowance was $104.6 million and $108.6 million, respectively.

As of February 3, 2007, the Company had federal net operating loss carryforwards of $161.0 million, of which $10.1 million relates to benefits from the exercise of stock options for which the associated valuation allowance reversal will be recorded to paid-in capital on the consolidated balance sheets if and when reversed.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 3:    Provision for Income Taxes (Continued)

The Company’s federal net operating loss carryforwards begin to expire in 2023. Of these net operating loss carryforwards, $139.6 million is subject to annual utilization limitations (see below), while the remaining $21.5 million is available immediately and is subject to no annual utilization limitations. As of February 3, 2007, the Company also had federal charitable contribution carryforwards of $24.2 million, which begin to expire in 2007, alternative minimum tax credits of $1.0 million, which do not expire, and state net operating loss carryforwards of $163.7 million, which begin to expire in 2009 and are also subject to annual utilization limitations.

The Company uses the with-or-without method under SFAS No. 123(R) to determine when it will realize excess tax benefits from stock-based compensation. Under this method, the Company will realize excess tax benefits only after it realizes the tax benefits of net operating losses from operations.

Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on our analysis, we had an ownership change on April 1, 2005, which results in Section 382 limitations applying to federal net operating loss carryforwards generated prior to that date, which were approximately $152.9 million. We estimate we will have approximately $103.5 million of this “pre-ownership change” federal net operating loss carryforward available within five years after the ownership change, at a rate of approximately $20.7 million annually, with the residual approximate $49.4 million becoming available prior to expiration between 2023 and 2025. Of the $152.9 million, we used approximately $13.3 million in fiscal 2006, leaving $139.6 million of the “pre-ownership change” federal net operating loss carryforward still available as of February 3, 2007. If future taxable income were to exceed the sum of (i) the applicable annual loss limitation, (ii) carryforwards of prior years’ unutilized losses, if any, and (iii) carryforwards of post-ownership change losses, if any, in any given fiscal year, the Company would be required to pay federal and state income taxes on the excess amount in such fiscal year.

The Company was subject to federal alternative minimum taxes on a portion of its fiscal 2006 taxable income, of which only 90% could be offset by alternative minimum tax net operating loss carryforwards, which resulted in $0.3 million of federal income taxes payable for that year.

Based on the above factors, the Company estimates it will have approximately $66.7 million of federal net operating loss carryforwards available to offset taxable income in fiscal 2007. However, similarly to fiscal 2006, the Company may also generate income in future periods on a federal alternative minimum tax basis, which would result in alternative minimum taxes payable on a portion of such income. In addition, the Company may determine that varying state laws with respect to net operating loss carryforward utilization may result in lower limits, or an inability to utilize loss carryforwards in some states altogether, which could result in the Company incurring additional state income taxes.

NOTE 4:    Store Closures

On December 28, 2004, the Company announced that it would close approximately 150 of its underperforming Wet Seal stores as part of a plan to return the Company to profitability. The Company initially completed its inventory liquidation sales and closing of 153 Wet Seal stores in March 2005. During fiscal 2006,

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 4:    Store Closures (Continued)

2005 and 2004, the Company recorded a net benefit of $0.7 million, a net charge of $4.5 million and a net charge of $16.4 million, respectively. The net benefit in fiscal 2006 resulted from decreases in estimated costs for lease terminations, primarily due to favorable settlement agreements and a decrease in estimated legal and other costs. The net charges in fiscal 2005 and 2004 related to the estimated lease termination costs for the announced store closures and related liquidation fees and expenses, partially offset by benefits related to the write-off of deferred rent associated with these stores.

The following summarizes the accrued store closure costs activity for the fiscal 2006, 2005 and 2004 (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Balance at beginning of year	$802	$12,036	$—
Accruals/adjustments	(730)	4,255	12,036
Payments	(72)	(15,489)	—

Balance at end of year	$—	$802	$12,036

NOTE 5:    Discontinued Operations

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

The operating results of the Zutopia concept for fiscal 2004 included in the accompanying consolidated statements of operations as loss from discontinued operations, net of income taxes, was as follows (in thousands):

Net sales	$2,397

Loss from discontinued operations	$(6,967)
Loss on disposal of assets	—

Loss before income taxes	(6,967)
Income tax benefit	—

Loss from discontinued operations, net of income taxes	$(6,967)

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 6:    Accrued Liabilities

Accrued liabilities consist of the following as of February 3, 2007, and January 28, 2006 (in thousands):

	February 3, 2007	January 28, 2006
Minimum rent and common area maintenance	$1,180	$1,318
Accrued wages, bonuses and benefits	7,451	6,443
Gift certificates and store credits	8,872	7,659
Frequent buyer and loyalty programs	12,093	13,125
Store closure costs	—	802
Sales and use taxes	3,253	2,140
Other	4,407	4,554

	$37,256	$36,041

NOTE 7:	Restated Credit Agreement, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants

Restated Credit Agreement

The Company previously maintained a $50.0 million senior revolving credit facility, which was scheduled to mature in May 2007. On August 14, 2006, the Company and its lender replaced that facility with an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) to provide for a senior revolving credit facility of $35.0 million, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Restated Credit Agreement. In addition to extending the term from May 2007 to May 2011, the Restated Credit Agreement provides the Company, subject to the satisfaction of certain conditions precedent, with the ability to make certain levels of investments, acquisitions and common stock repurchases without lender consent, and reduced the Company’s letter of credit and other facility fees. Under the Restated Credit Agreement, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Restated Credit Agreement is the prime rate or, if the Company elects, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Restated Credit Agreement, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of February 3, 2007. The Company also incurs fees on outstanding letters of credit under the Restated Credit Agreement in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The senior revolving credit facility accommodated an $8.0 million junior secured term loan. The term loan was junior in payment to the $50.0 million senior revolving line of credit. The term loan incurred interest at prime plus 7.0% and was scheduled to mature on May 27, 2007. On March 23, 2006, the Company prepaid the entire junior secured term loan and accrued interest, and incurred a prepayment penalty in the amount of 1.0% of the principal balance, or approximately $0.1 million.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 7:	Restated Credit Agreement, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants (Continued)

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

At February 3, 2007, the amount outstanding under the Facility consisted of $5.3 million in open documentary letters of credit related to merchandise purchases and $1.3 million in outstanding standby letters of credit, and the Company had $28.4 million available for cash advances and/or the issuance of additional letters of credit.

At February 3, 2007, the Company was in compliance with all covenant requirements related to the Restated Credit Agreement.

Secured Convertible Notes and Common Stock Warrants

On January 14, 2005, after receipt of shareholder approval on January 10, 2005, the Company issued $56.0 million in aggregate principal amount of its Secured Convertible Notes (the “Notes”) due January 14, 2012, to certain investors (the “Investors”). The Notes have an initial conversion price of $1.50 per share of the Company’s Class A Common Stock (subject to anti-dilution adjustments) and bear interest at an annual rate of 3.76% (interest may be paid in cash or accrued to principal at the Company’s discretion, and a ratable portion of accrued interest is extinguished without payment by the Company if and when Notes are converted) and are convertible into Class A Common Stock. The initial conversion price assigned to the Notes was lower than the fair market value of the Class A Common Stock on the commitment date (January 11, 2005), creating a beneficial conversion feature. On January 14, 2005, the Company also issued to the Investors Series B Warrants, Series C Warrants and Series D Warrants (collectively with 2.3 million of Series A Warrants previously issued to the Investors, the “Warrants”) to acquire initially up to 3.4 million, 4.5 million and 4.7 million shares of the Company’s Class A Common Stock, respectively. The Series B, Series C and Series D warrants have exercise prices per share of $2.25, $2.50 and $2.75, respectively. Each Investor is prohibited from converting any of the Notes or exercising any Warrants if as a result it would own beneficially at any time more than 9.99% of the outstanding Class A Common Stock of the Company.

In accordance with accounting guidelines established in Emerging Issues Task Force (EITF) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair values of the Warrants issued and the beneficial conversion feature of the Notes. Fair value was first determined for the Warrants using the Black-Scholes option pricing model. The Warrants were allocated a value of $14.4 million and reduced the face value of the Notes and increased paid-in capital using a method that approximates the relative fair value method. Based on the reduced value of the Notes and their convertibility into 37,333,333 shares of Class A Common Stock, the effective conversion price was determined and compared to the market price of Class A Common Stock on the commitment date, the difference representing the beneficial conversion feature on a per share basis. The face value of the Notes was further reduced by $30.1 million, the value allocated to the beneficial conversion feature, and paid-in capital was increased.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 7:	Restated Credit Agreement, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants (Continued)

The resulting discount to the Notes is amortized under the interest method over the 7-year life of the Notes and charged to interest expense. The Notes have a yield to maturity of 27.1%. For fiscal 2006 and 2005, the Company recognized $1.0 million and $1.0 million, respectively, in interest expense, not including accelerated charges upon conversions (see below), related to the discount amortization. As of February 3, 2007 and January 28, 2006, the net carrying value of the Notes was $2.7 million and $11.8 million, respectively, including accrued interest.

During fiscal 2006 and 2005, Investors converted $37.5 million and $10.4 million, respectively, of the Notes into 25,003,783 shares and 6,943,634 shares, respectively, of Class A Common Stock. As a result of these conversions, in fiscal 2006 and 2005 the Company recorded net non-cash interest charges of $29.1 million and $8.8 million, respectively, to write-off a ratable portion of unamortized debt discount, deferred financing costs and accrued interest associated with the Notes.

Additionally, the Notes contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require the Company to redeem all or a portion of the Notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of the Class A Common Stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. The Company accounts for this derivative at fair value on the consolidated balance sheets within other long-term liabilities in accordance with SFAS No. 133. The face value of the Notes was reduced by $0.5 million to record this liability. The Company determines the fair value of this derivative financial instrument each fiscal quarter using both the Black-Scholes model and Monte-Carlo simulation. Such models are complex and require significant judgments in the estimation of fair values in the absence of quoted market prices. Changes in the fair market value of the derivative liability are recognized in the statements of operations within interest expense. During fiscal 2006 and 2005, there were decreases of $0.4 million and $0.1 million, respectively, in the fair value of the embedded derivative, which the Company recognized as decreases to the carrying value of the derivative liability and credits to interest expense in the consolidated statements of operations.

At February 3, 2007, the Company was in compliance with all covenant requirements related to the Notes.

Convertible Preferred Stock and Common Stock Warrants

On April 29, 2005, the Company signed a Securities Purchase Agreement and a related Registration Rights Agreement with several investors that participated in the Company’s Notes financing. Pursuant to the Securities Purchase Agreement, on May 3, 2005, the Company issued to the investors 24,600 shares of Series C Convertible Preferred Stock (the “Preferred Stock”), for an aggregate purchase price of $24.6 million. The Company received approximately $19.1 million in net proceeds (including the exercise of Series A and Series B Warrants discussed below and after the retirement of certain bridge financing (the “Bridge Financing”) before transaction costs. The Preferred Stock is convertible into 8.2 million shares of Class A Common Stock, reflecting an initial $3.00 per

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 7:	Restated Credit Agreement, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants (Continued)

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

In accordance with the accounting guidelines established in EITF Issue No. 98-5, EITF Issue No. 00-27 and other related accounting guidance, the Company determined the relative fair values of the Series E Warrants issued, the Preferred Stock and the Registration Rights Agreement to be approximately $8.5 million, $16.0 million and $0.1 million, respectively. The relative fair value allocated to the Series E Warrants reduced the face value of the Preferred Stock and increased paid-in capital. The relative fair value allocated to the Registration Rights Agreement also reduced the face value of the Preferred Stock and increased other long-term liabilities (see below). Based on the reduced value of the Preferred Stock and its convertibility into 8.2 million shares of Class A Common Stock, the effective conversion price was determined and compared to the market price of Class A Common Stock on the commitment date (April 29, 2005), with the difference representing the beneficial conversion feature on a per-share basis. The value allocated to the beneficial conversion feature reduced the face value of the Preferred Stock by approximately $14.7 million and increased paid-in capital.

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 7:	Restated Credit Agreement, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants (Continued)

Because the Preferred Stock is immediately convertible and has no stated redemption date, in accordance with EITF Issue No. 98-5 and EITF Issue No. 00-27, the $23.3 million discount on the Preferred Stock was recognized as a non-cash deemed dividend in its entirety on May 3, 2005, the Preferred Stock issuance date. In fiscal 2005, the non-cash deemed dividend was recognized in the consolidated statements of operations as a reduction to arrive at net loss attributable to common stockholders.

In accordance with the provisions of EITF Issue No. 03-6, the Company includes the shares issuable upon conversion of the Preferred Stock in its calculations of basic and diluted earnings per share to the extent such inclusion would be dilutive. Because the effect would have been anti-dilutive in fiscal 2006 and 2005, the Company did not include such shares in its calculations of basic and diluted earnings per share for such years.

The Company determined the Registration Rights Agreement associated with the Preferred Stock is a derivative financial instrument subject to the provisions of SFAS No. 133. In accordance with SFAS No. 133, the Company accounts for this derivative financial instrument at fair value on the consolidated balance sheets within other long-term liabilities. Changes in the fair market value of this derivative liability are recognized in the statements of operations within interest expense. On July 29, 2005, the SEC declared effective an S-3 registration statement filed by the Company to register Class A Common Stock underlying the Preferred Stock and Series E Warrants, which reduced the derivative value of the Registration Rights Agreement to zero. As a result, during fiscal 2005, the Company recognized a $0.1 million decrease in the fair value of this derivative as a decrease to the carrying value of the derivative liability and a credit to interest expense in the consolidated statements of operations.

During fiscal 2006 and 2005, investors in the Preferred Stock converted $7.5 million and $14.9 million of such Preferred Stock, respectively, into 2,497,667 and 4,980,000 shares of Class A Common Stock, respectively, resulting in $2.2 million of Preferred Stock remaining outstanding as of February 3, 2007.

Exercise of Common Stock Warrants

In fiscal 2006, investors in the Notes and Preferred Stock exercised portions of outstanding Warrants and Series E Warrants, resulting in issuance of 7,204,866 shares of Class A Common Stock in exchange for $19.3 million of proceeds to the Company. In fiscal 2005, investors in the Notes and Preferred Stock also exercised portions of outstanding Warrants and Series E Warrants, in addition to the Series A and Series B warrant exercises that occurred at the time the Preferred Stock was issued, resulting in issuance of an additional 393,287 shares of Class A Common Stock in exchange for $1.0 million of proceeds to the Company.

NOTE 8:    Consulting Agreement

Since late 2004, the Company has used the assistance of a consultant with its merchandising initiatives for its Wet Seal concept. On July 6, 2005, the Company entered into a related consulting agreement and a stock award agreement that expired on January 31, 2007.

Under the terms of the consulting agreement, the Company paid $2.1 million upon the execution of the agreement and $0.1 million per month from July 2005 through January 2007. The Company recorded $1.2 million and $2.8 million of consulting expense within general and administrative expenses in its consolidated statements of operations during fiscal 2006 and 2005, respectively, to recognize the cash compensation.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 8:    Consulting Agreement (Continued)

The stock award agreement included an immediate grant of 2.0 million restricted shares, for which expense of $13.3 million was fully recognized during fiscal 2005, and an award of two tranches of performance shares (the “Performance Shares”) of 1.75 million shares each. The Company accounts for these stock awards in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods and Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”

Tranche One (“Tranche One”) of the Performance Shares was scheduled to vest as follows: 350,000 shares were to vest if, at any time after January 1, 2006 and before January 1, 2008, the trailing 20-day weighted average closing price of the Company’s Class A Common Stock, or the “20-day Average Price,” equaled or exceeded $3.50 per share; an additional 350,000 shares were to vest (until Tranche One was 100% vested) each time the 20-day Average Price during the vesting period equaled or exceeded $4.00, $4.50, $5.00 and $5.50 per share, respectively. Tranche Two (“Tranche Two”) of the Performance Shares vests as follows: 350,000 shares vest if, at any time after January 1, 2007 and before January 1, 2008, the 20-day Average Price equals or exceeds $6.00 per share; an additional 350,000 shares vest (until Tranche Two is 100% vested) each time the 20-day Average Price during the vesting period equals or exceeds $6.50, $7.00, $7.50 and $8.00 per share, respectively. In addition, the Tranche Two Performance Shares to be otherwise earned in calendar year 2007 can vest earlier if sales of the Company’s Wet Seal concept average $350 per square foot for any trailing 12-month period and an agreed-upon merchandise margin is maintained; however, the Company believes the achievement of vesting through reaching the specified common stock market price levels is significantly more likely than achievement of vesting through achieving the specified sales and gross margin targets.

In the first quarter of fiscal 2006, all Tranche One Performance Shares vested as a result of the Company’s achievement of the required 20-day Average Price levels. As a result, the Company recorded $2.9 million of non-cash consulting expense within selling, general and administrative expenses for Tranche One Performance Shares during that quarter. When combined with non-cash consulting expenses of $6.5 million recorded during fiscal 2005 with respect to Tranche One, such charge resulted in total non-cash stock compensation for Tranche One of $9.4 million through the first quarter of fiscal 2006, which is equal to the number of shares vested multiplied by the Company’s closing Class A Common Stock prices on the respective vesting dates for each block of 350,000 shares.

During fiscal 2006, the Company recorded $6.9 million of non-cash consulting expense within selling, general and administrative expenses, with respect to the Tranche Two Performance Shares, which resulted from the combination of (i) the vesting of a block of 350,000 shares as a result of the 20-day Average Price exceeding $6.00 per share after January 1, 2007, and before February 3, 2007, (ii) the elapsing of the remainder of the consulting agreement term during fiscal 2006 and (iii) an assessment of the likelihood of vesting of the 1.4 million not yet vested Tranche Two Performance Shares, using a combination of the Black-Scholes option-pricing model and Monte Carlo simulation. When combined with non-cash consulting expenses recorded during fiscal 2005 of approximately $2.3 million, such charges resulted in non-cash stock compensation to date for Tranche Two of $9.3 million. Due to the completion of the consulting agreement term as of the end of fiscal 2006 and the requirement that the Company deliver shares as physical settlement if and when vesting occurs, in accordance with EITF Issue No. 96-18 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” in fiscal 2007 and beyond the Company will incur no additional consulting expense or credit with respect to the Performance Shares, regardless of the eventual vesting or non-vesting of the 1.4 million non-vested Tranche Two Performance Shares remaining as of February 3, 2007.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 8:    Consulting Agreement (Continued)

The Company’s calculations for determining fair value of the unvested Tranche Two Performance Shares as of February 3, 2007, were made using a combination of the Black-Scholes option-pricing model and Monte-Carlo simulation. The Company used the following assumptions in the application of these valuation methods:

Dividend Yield	0.00%
Expected Volatility	65.00%
Risk-Free Interest Rate	5.09%
Contractual Life of Performance Shares (in Years)	0.9

NOTE 9:    Commitments and Contingencies

Leases

The Company leases retail stores, its corporate offices, warehouse facilities, and computers under operating lease agreements expiring at various times through 2017. During fiscal 2006, the Company amended its principal executive office and warehouse facility operating lease. The addendum includes a lease extension term through December 4, 2017 with the option to terminate on December 4, 2014 upon payment by the Company of an early termination fee of $0.7 million. Certain leases for the Company’s retail stores include fixed common area maintenance obligations.

Minimum annual rental commitments under non-cancelable leases as of February 3, 2007, are as follows (in thousands):

Fiscal year:
2007	$54,200
2008	50,100
2009	42,300
2010	38,200
2011	33,900
Thereafter	73,200

$291,900

Aggregate rents under non-cancelable operating leases for fiscal 2006, 2005 and 2004 were as follows (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Minimum rent	$50,100	$48,800	$66,700
Percentage rent	600	1,500	100
Deferred rent	(3,000)	(4,900)	(5,700)
Common area maintenance and real estate taxes	28,300	26,100	37,000
Excise tax	600	700	1,100

Aggregate rent expense	$76,600	$72,200	$99,200

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 9:    Commitments and Contingencies (Continued)

Indemnities, Commitments and Guarantees

The Company has applied the provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor or indemnifies a party, where the Company believes the likelihood of performance is remote.

During its normal course of business, the Company has made certain indemnifications, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has issued guarantees in the form of letters of credit as security for merchandise shipments, payment of claims under the company’s self-funded workers’ compensation insurance program and certain other operating commitments. There were $6.6 million in letters of credit outstanding at February 3, 2007. The duration of these indemnities, commitments and guarantees varies. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At February 3, 2007, the Company has determined that no accrued liability is necessary related to these commitments, guarantees and indemnities.

The restricted shares and options awarded under the Company’s stock incentive plans permit accelerated vesting in connection with change of control events. A change of control is generally defined as the acquisition of over 50% of the combined voting power of the Company’s outstanding shares eligible to vote for the election of its Board of Directors by any person, or the merger or consolidation of the Company in which voting control is not retained by the holders of the Company’s securities prior to the transaction or the majority of directors of the surviving company are not directors of the Company. In addition, the members of the Board of Directors who have received restricted stock awards also have accelerated vesting provisions in connection with the occurrence of certain events, including but not limited to, failure to be nominated or reelected to the Board of Directors and/or the significant diminution in the directors’ and officers’ insurance provided by the Company.

Litigation

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”) on behalf of persons who purchased the Company’s common stock between January 7, 2003 and August 19, 2004. The Company and certain of its former directors and former executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including the Company, violated the federal securities laws

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 9:    Commitments and Contingencies (Continued)

by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal concept and return that concept to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, the plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. The Company filed a motion to dismiss the amended complaint on January 25, 2006. A court hearing on this motion was held on October 23, 2006, but the Court has not yet made a ruling on the motion. There can be no assurance that this litigation will be resolved in a favorable manner. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at February 3, 2007.

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval, which has not yet been received. As of February 3, 2007, the Company had accrued within accrued liabilities on its consolidated balance sheet an amount that approximates this settlement amount.

In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California, Southern Division alleging violations of The Fair Credit Reporting Act (the Act), and in February 2007 a class action complaint was filed against the Company alleging similar violations in United States District Court, Central District of California, Western Division. The Act provides in part that portions of the credit card number may not be printed together with expiration dates on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. The Company does not believe that it has any liability for the violations alleged in the complaints and will vigorously contest these allegations. The Company is unable to predict the likely outcome in these matters and whether such outcome may have a material adverse effect on its results of operations or financial condition.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of February 3, 2007, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 10:    Stockholders’ Equity

In June 2004, the Company completed a private placement of equity securities to institutional and other accredited investors totaling $27.2 million in gross proceeds. After transaction costs, the Company raised approximately $25.6 million which was used for working capital and general corporate purposes. In connection with the private placement, the Company issued 6,026,500 shares of its Class A Common Stock at $4.51 per share and warrants to acquire 2,109,275 additional shares of Class A Common Stock at an exercise price of $5.41 per share (the June 2004 warrants), subject to adjustment from time to time for stock splits, stock dividends, distributions and similar transactions. The fair value of the warrants at the date of issue approximated $6.5 million. The warrants are currently exercisable and expire on December 29, 2009.

During the fiscal year ended February 3, 2007, the Company’s Compensation/Option Committee and Board of Directors approved the repurchase by the Company, on March 1, 2006, of 500,000 shares of its Class A Common Stock granted to its Chief Executive Officer pursuant to a Performance Shares Award Agreement, dated as of February 1, 2005, between the Company and its Chief Executive Officer, and the Company’s making of a one-time payment to the applicable taxing agencies, on behalf of the Chief Executive Officer, in the amount of $2,675,000, which amount (a) represents the withholding tax obligation of the Chief Executive Officer in connection with the vesting of certain performance shares of Class A Common Stock held by the Chief Executive Officer and (b) is in consideration of the repurchase from the Chief Executive Officer by the Company of 500,000 of such vested performance shares of its Class A Common Stock held by the Chief Executive Officer. The average price paid per share was $5.35, which was the closing price per share of the Company’s Class A Common Stock on March 1, 2006.

In October 2002, the Company’s Board of Directors had authorized the repurchase of up to 5.4 million of the outstanding shares of the Company’s Class A Common Stock. Pursuant to this plan, during the fiscal year ended February 3, 2007, the Company repurchased 2,418,235 shares of its Class A Common Stock at an average market price of $5.12, for a total cost, including commissions, of approximately $12.4 million, and up to 1,909,865 shares had remained available for repurchase as of February 3, 2007. On March 28, 2006, the Company’s Board of Directors superseded the October 2002 repurchase plan with an authorization to repurchase prospectively 4.0 million of the outstanding shares of the Company’s Class A Common Stock. Repurchases are at the option of the Company and can be discontinued at any time.

The 500,000 performance shares repurchased by the Company from its Chief Executive Officer and 2,018,235 of the other shares repurchased were retired during the fiscal year ended February 3, 2007. As of February 3, 2007, 400,000 of the shares repurchased during fiscal 2006, at a cost of $2.4 million, are not yet retired.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 11:    Fair Value of Financial Instruments

The following table presents information on the Company’s financial instruments:

	February 3, 2007		January 28, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$105,254	$105,254	$96,806	$96,806
Other receivables	3,604	3,604	2,683	2,683
Financial liabilities:
Accounts payable	21,221	21,221	23,836	23,836
Embedded derivative instrument	30	30	400	400
Long-term debt	—	—	8,000	8,152
Secured convertible notes	2,739	34,901	11,824	167,143
Convertible preferred stock	2,167	4,681	9,660	17,710

The Company believes the carrying amounts of cash and cash equivalents, other receivables and accounts payable approximate fair value. The estimated fair value of long-term debt as of January 28, 2006, was determined by discounting future cash flows using an estimated interest rate available to the Company for debt with similar terms and remaining maturity, including prepayment provisions. The Company determines the fair value of its embedded derivative instrument using a combination of the Black-Scholes model and Monte-Carlo simulation. The estimated fair values for the secured convertible notes and convertible preferred stock were determined to be the market value of the Company’s Class A Common Stock as of February 3, 2007, and January 28, 2006, as applicable, multiplied by the number of shares of common stock into which such securities could be converted.

NOTE 12:    Related-Party Transactions

In fiscal year 2004, the Company paid fees of $0.3 million to First Canada Management Consultants Limited (“First Canada”), a company controlled by Irving Teitelbaum, for the services of Irving Teitelbaum, who served as Chairman of the Board of the Company until August 3, 2004, and Stephen Gross, a director of the Company until December 30, 2004, respectively. These services were provided pursuant to a Management Agreement dated December 1, 1999, and amended on June 28, 2001, between First Canada and the Company. The agreement terminated on July 30, 2004.

The Company has a member of its Board of Directors who is a senior partner with the law firm of Akin Gump Strauss Hauer and Feld LLP (“Akin Gump”). In fiscal years 2006, 2005 and 2004, the Company incurred fees of $0.9 million, $1.6 million and $2.1 million, respectively, for legal services from Akin Gump. The accrual for incurred but unpaid fees to Akin Gump included in accrued liabilities on the consolidated balance sheets was less than $0.1 million and $0.2 million as of February 3, 2007 and January 28, 2006, respectively.

In fiscal 2005, the Company purchased $0.6 million of merchandise inventories from YM, Inc., a Canadian retail company owned by a merchandise consultant the Company engaged in late 2004 (see Note 8). Also, in his role as merchandising consultant to the Company, through January 31, 2007, this consultant was significantly involved in purchasing decisions and terms negotiated with merchandise vendors for the Wet Seal concept. A substantial majority of these vendors also provide merchandise inventories to this consultant’s Canadian retail businesses.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 13:    Retirement Plan

The Company maintains a qualified defined contribution retirement plan under the Internal Revenue Code, Section 401(k). The Wet Seal Retirement Plan (the “Retirement Plan”) is available to all employees who meet the Retirement Plan’s eligibility requirements. The Retirement Plan is funded by employee contributions, and, through December 2006, additional contributions could be made by the Company at its discretion. Employee contributions to the Retirement Plan vest immediately, while Company contributions through December 2006 vest over the course of each employee’s first five years of service with the Company at a rate of 20% per year.

Effective January 2007, the Company amended the Retirement Plan to provide for an immediately vesting Company match of 100% on the employee’s first 3% of deferral and 50% on the employee’s next 2% deferral. In fiscal 2006, 2005 and 2004, the Company had retirement contribution expense from contributions of $0.4 million, $0.2 million and none, respectively.

NOTE 14:    Supplemental Employee Retirement Plan

As of February 3, 2007, the Company maintains a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for a former Chairman and director of the Company. The SERP provides for retirement death benefits and for retirement benefits through life insurance. The Company funded the SERP in 1998 and 1997 through contributions to a trust fund known as a “Rabbi” trust. Funds are held in a Rabbi trust for the SERP consisting of a life insurance policy reported at cash surrender value. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust,” the assets and liabilities of a Rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the Rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the Rabbi trust are reported in the Company’s consolidated statements of operations. The cash surrender value of such life insurance policy was $1.3 million and $1.3 million at February 3, 2007, and January 28, 2006, respectively, and is included in other assets in the Company’s consolidated balance sheets.

Effective January 1, 2005, the former Chairman and director of the Company began to receive an annual pension pursuant to the SERP of $220,000.

In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status as of the end of the entity’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective as of the end of the Company’s fiscal 2006.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 14:    Supplemental Employee Retirement Plan (Continued)

The incremental effect of applying FASB Statement No. 158 on individual line items in the consolidated balance sheet as of February 3, 2007, is as follows (in thousands):

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Accrued liabilities	$37,030	$226	$37,256
Total current liabilities	61,760	226	61,986
Other long-term liabilities	2,829	(852)	1,977
Total liabilities	89,829	(626)	89,203
Accumulated other comprehensive income	—	626	626
Total stockholder’s equity	116,171	626	116,797

In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” the following presents a reconciliation of the SERP’s funded status and certain other SERP information (in thousands):

	February 3, 2007	January 28, 2006
Benefit obligation at beginning of year	$2,234	$2,194
Interest cost	117	124
Actuarial loss	42	154
Benefits paid	(220)	(238)

Benefit obligation at end of year	$2,173	$2,234

Funded status	$(2,173)	$(2,234)
Unrecognized prior service cost	—	103
Unrecognized actuarial gain	—	(697)

Net amount recognized	$(2,173)	$(2,828)

Weighted-average assumptions:
Discount rate	5.75%	5.50%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a

The amounts recognized for the SERP in the consolidated balance sheets consist of the following (in thousands):

Before adoption of FAS 158:

	February 3, 2007	January 28, 2006
Other long-term liabilities	$(2,799)	$(2,828)

Net amount recognized	$(2,799)	$(2,828)

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 14:    Supplemental Employee Retirement Plan (Continued)

After adoption of FAS 158:

	February 3, 2007	January 28, 2006
Accrued liabilities	$(226)	$—
Other long-term liabilities	(1,947)	(2,828)

Net amount recognized	$(2,173)	$(2,828)

The amounts recognized in accumulated other comprehensive income on the consolidated balance sheets consist of the following (in thousands):

	February 3, 2007	January 28, 2006
Net actuarial gain	$(626)	$—

The components of net periodic pension cost are as follows (in thousands):

	February 3, 2007	January 28, 2006
Interest cost	$117	$124
Amortization of prior service cost	103	111
Amortization of actuarial gain	(29)	(42)

Net periodic pension cost	$191	$193

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 16:    Net Loss Per Share

The computations of diluted loss per share excluded the following potentially dilutive securities exercisable or convertible into Class A Common Stock as of February 3, 2007, January 28, 2006, and January 29, 2005, respectively, because their effect would have been anti-dilutive:

	February 3, 2007	January 28, 2006	January 29, 2005
Stock options outstanding	3,460,020	3,670,563	3,593,042
Unvested restricted stock and performance share awards	3,871,500	7,829,000	2,531,306
Stock issuable upon conversion of secured convertible notes	5,385,918	30,389,700	37,333,333
Stock issuable upon conversion of preferred stock	722,333	3,220,000	—
Stock issuable upon exercise of warrants—
June 2004 warrants	2,109,275	2,109,275	2,109,275
Series A warrants	—	—	2,300,000
Series B warrants	699,217	2,140,824	3,400,000
Series C warrants	1,639,286	4,411,607	4,500,000
Series D warrants	2,554,240	4,607,678	4,700,000
Series E warrants	6,549,107	7,486,607	—

Total	26,990,896	65,865,254	60,466,956

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by warrant holders as of February 3, 2007, January 28, 2006, and January 29, 2005 would have resulted in proceeds to the Company of $48.2 million, $67.5 million and $47.3, respectively. However, in limited circumstances, the warrant holders may choose “cashless exercise,” as defined in the associated warrant agreements, in which case the Company would receive no cash proceeds upon exercise in exchange for the issuance by the Company of fewer shares of Class A Common Stock

NOTE 17:    Unaudited Quarterly Financial Data

Summarized quarterly financial information for fiscal 2006 and 2005 is listed below.

	Fiscal 2006 Quarter Ended
	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007
Net sales	$125,149	$129,502	$143,272	$166,401
Gross margin	$46,879	$42,501	$48,127	$55,929
Net (loss) income	$(14,005)	$4,424	$2,401	$(5,658)
Net (loss) income per share
Basic	$(0.22)	$0.05	$0.03	$(0.07)
Diluted	$(0.22)	$0.04	$0.02	$(0.07)
Weighted-average number of shares of common stock outstanding
Basic	63,183,165	74,368,909	72,976,557	79,266,420
Diluted	63,183,165	100,544,737	101,493,089	79,266,420
Cash dividends per share	$—	$—	$—	$—
Market price data
High	$6.77	$5.75	$6.23	$7.48
Low	$5.02	$4.22	$4.30	$5.73

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005

NOTE 17:    Unaudited Quarterly Financial Data (Continued)

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

4.5.1	Supplemental Indenture entered into between our company and The Bank of New York, dated as of March 1, 2006(17)

4.5.2	Second Supplemental Indenture entered into between our company and The Bank of New York, dated as of June 21, 2006(18)

4.5.3	Third Supplemental Indenture entered into between our company and The Bank of New York, dated as of December 28, 2006

4.6

Form of Registered Global 3.76% Secured Convertible Note due January 14, 2012 issued by our company (incorporated by reference to Exhibit 4.8 of our company’s Registration Statement on Form S-3 filed on May 17, 2005)

4.7	Form of Warrant to Purchase Class A Common Stock issued by our company (incorporated by reference to Exhibit 99.2 of our company’s Current Report on Form 8-K filed on June 30, 2004)

4.8	Form of Series B Warrant issued by our company (incorporated by reference to Exhibit 10.5 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.9	Form of Series C Warrant issued by our company (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.10	Form of Series D Warrant issued by our company (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.11	Form of Series E Warrant issued by our company (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.1	Lease between our company and Foothill-Parkstone I, LLC, dated November 21, 1996(6)

Exhibit No.	Description

10.1.1	Lease Addendum between our company and Foothill-Parkstone I, LLC, dated October 28, 2006(19)

10.2	1996 Long-Term Incentive Plan(5)

10.2.1	First Amendment to the 1996 Long-Term Incentive Plan(5)

10.2.2	Second Amendment to the 1996 Long-Term Incentive Plan(9)

10.3	Supplemental Executive Retirement Plan(6)

10.4	2000 Stock Incentive Plan(8)

10.5	2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s final proxy statement on Form DEF 14A dated December 14, 2004)

10.5.1	Amendment to the 2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s definitive proxy statement on Form DEF 14A dated June 17, 2005)

10.6	Indemnification Agreement between our company and various executives and directors, dated January 3, 1995(3)

10.7	Form of Indemnification Agreement between our company and members of our Board of Directors(14)

10.8	Employment Agreement between our company and Joel Waller, dated December 16, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on December 20, 2004)

10.9	Employment Agreement between our company and Gary White, dated March 28, 2005(15)

10.10	Consulting Agreement between our company and Michael Gold, dated July 6, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on July 13, 2005)

10.11	Award Agreement between our company and Michael Gold, dated July 7, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on July 13, 2005)

10.12	Employment Agreement between our company and John Luttrell, dated December 5, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on December 9, 2005)

10.13

Employment Agreement between our company and Gregory Gemette, effective as of March 13, 2006 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on March 17, 2006)

10.14	Employment Agreement between our company and Dyan Jozwick, dated May 2, 2006 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on April 28, 2006)

10.15	Form of Restricted Stock Agreement between our company and members of our Board of Directors (14)

10.16

Form of Securities Purchase Agreement between our company and certain investors, dated June 29, 2004 (incorporated by reference to Exhibit 99.2 of our company’s Current Report on Form 8-K filed on June 30, 2004)

10.17

Amended and Restated Securities Purchase Agreement entered into among our company and the Investors, dated December 13, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on December 14, 2004)

10.17.1

Amendment No. 1 to Amended and Restated Securities Purchase Agreement entered into by and among our company and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on January 21, 2005)

Exhibit No.	Description

10.17.2

Amendment No. 2 to Amended and Restated Securities Purchase Agreement entered into by and among our company and the Investors, dated October 18, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on October 25, 2005)

10.18

Amended and Restated Registration Rights Agreement entered into among our company and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.18.1

Amendment and Waiver to Amended and Restated Registration Rights Agreement entered into among our company and the Investors, effective as of July 15, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 1, 2005)

10.19

Securities Purchase Agreement entered into by and among our company and the investors named therein, dated April 29, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.19.1

Amendment to Securities Purchase Agreement entered into by and among our company and the investors named therein, dated October 18, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on October 25, 2005)

10.20

Registration Rights Agreement entered into by and among our company and the investors named therein, dated April 29, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.21

Amended and Restated Credit Agreement entered into by and among our Company and Bank of America, N.A., dated August 14, 2006 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 18, 2006)

10.22	Security Agreement entered into among our company, Bank of America (f/k/a Fleet National Bank) and certain other parties thereto, dated as May 26, 2004(12)

10.23

Amended and Restated Subordination Agreement entered into by and among our company, certain of the Senior Lenders, The Bank of New York and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.24

Amendment No. 1 to Amended and Restated Subordination Agreement entered into by and among our company, certain of the Senior Lenders, The Bank of New York and the Investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.10 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.25

Subordination Agreement entered into by and among the Company, the Investors and Fleet Retail Group, Inc., as agent for the senior lenders, dated April 29, 2005 (incorporated by reference to Exhibit 10.8 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.26	Form of Restricted Stock Agreement between our company and employees of our company

10.27	Form of Stock Option Agreement between our company and employees of our company

12.1	Statement of Computation of Ratios

14.1	The Wet Seal, Inc. Code of Conduct(11)

21.1	Subsidiaries of the registrant(4)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes exhibits incorporated by reference to our company’s Registration Statement File No. 33-34895.

(2)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

(3)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

(4)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

(5)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

(6)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

(7)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

(8)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

(9)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

(10)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

(11)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

(12)	Denotes exhibits incorporated by reference to our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004.

(13)	Denotes exhibits incorporated by reference to our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004.

(14)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

(15)	Denotes exhibits incorporated by reference to our company’s Annual Report, as amended, on Form 10-K/A for the fiscal year ended January 29, 2005.

(16)	Our company no longer has any outstanding obligations under these agreements.

(17)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

(18)	Denotes exhibits incorporated by reference to our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006.

(19)	Denotes exhibits incorporated by reference to our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006.

(20)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.