Form 10-Q
period 2007-05-05
WET SEAL INC
filed 2007-06-13
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

The number of shares outstanding of the Registrant’s Class A Common Stock, par value $0.10 per share, at June 8, 2007, was 95,454,526. There were no shares outstanding of the Registrant’s Class B Common Stock, par value $0.10 per share, at June 8, 2007.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 5, 2007	February 3, 2007	April 29, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$81,312	$105,254	$87,483
Marketable securities	22,407	—	—
Income taxes receivable	56	56	134
Other receivables	4,123	3,604	991
Merchandise inventories	35,486	34,231	32,714
Prepaid expenses and other current assets	9,845	8,795	5,312

Total current assets	153,229	151,940	126,634

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	92,419	84,758	75,849
Furniture, fixtures and equipment	59,708	55,698	49,547

	152,127	140,456	125,396
Less accumulated depreciation and amortization	(92,169)	(89,931)	(82,717)

Net equipment and leasehold improvements	59,958	50,525	42,679

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $5,195 $5,159 and $4,519 at May 5, 2007, February 3, 2007, and April 29, 2006, respectively	519	555	1,586
Other assets	1,670	1,651	1,635
Goodwill	3,496	3,496	3,496

Total other assets	5,685	5,702	6,717

TOTAL ASSETS	$218,872	$208,167	$176,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$13,247	$11,143	$11,660
Accounts payable – other	13,670	10,078	9,286
Income taxes payable	177	128	—
Accrued liabilities	34,341	37,256	34,909
Current portion of deferred rent	3,877	3,381	3,709

Total current liabilities	65,312	61,986	59,564

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $716, $634 and $1,134 at May 5, 2007, February 3, 2007, and April 29, 2006, respectively, and net of unamortized discount of $5,865, $5,974 and $17,824 at May 5, 2007, February 3, 2007, and April 29, 2006, respectively	2,930	2,739	6,403
Deferred rent	24,762	22,501	19,352
Other long-term liabilities	1,952	1,977	2,970

Total long-term liabilities	29,644	27,217	28,725

Total liabilities	94,956	89,203	88,289

COMMITMENTS AND CONTINGENCIES (Note 7)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 2,167, 2,167 and 9,441 shares issued and outstanding at May 5, 2007, February 3, 2007, and April 29, 2006, respectively	2,167	2,167	9,441

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	May 5, 2007	February 3, 2007	April 29, 2006
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 97,448,226 shares issued and 96,048,226 shares outstanding at May 5, 2007; 96,218,013 shares issued and 95,818,013 shares outstanding at February 3, 2007; and 79,738,079 shares issued and 79,238,079 shares outstanding at April 29, 2006	9,745	9,622	7,974
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at May 5, 2007, February 3, 2007 and April 29, 2006	—	—	—
Paid-in capital	283,812	280,163	245,382
Accumulated deficit	(163,635)	(171,214)	(172,381)
Treasury stock, 1,400,000, 400,000 and 500,000 shares at cost, at May 5, 2007, February 3, 2007, and April 29, 2006, respectively	(8,792)	(2,400)	(2,675)
Accumulated other comprehensive income	619	626	—

Total stockholders’ equity	121,749	116,797	78,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,872	$208,167	$176,030

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Net sales	$138,020	$125,149
Cost of sales	89,760	78,270

Gross margin	48,260	46,879
Selling, general and administrative expenses	41,577	43,131
Store closure adjustments	—	(446)
Asset impairment	102	—

Operating income	6,581	4,194
Interest income (expense), net	1,232	(18,201)

Income (loss) before provision (benefit) for income taxes	7,813	(14,007)
Provision (benefit) for income taxes	234	(2)

Net income (loss)	$7,579	$(14,005)

Net income (loss) per share, basic	$0.08	$(0.22)

Net income (loss) per share, diluted	$0.07	$(0.22)

Weighted-average shares outstanding, basic	92,617,659	63,183,165

Weighted-average shares outstanding, diluted	105,241,784	63,183,165

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock
	Class A		Class B
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 3, 2007	96,218,013	$9,622	—	$—	$280,163	$(171,214)	$(2,400)		$626	$116,797
Net income	—	—	—	—	—	7,579	—	$7,579	—	7,579
Restricted stock issued pursuant to long-term incentive plans	272,127	27	—	—	(27)	—	—		—	—
Stock-based compensation—directors and employees	—	—	—	—	1,240	—	—		—	1,240
Amortization of stock payment in lieu of rent	—	—	—	—	54	—	—		—	54
Exercise of stock options	48,334	5	—	—	172	—	—		—	177
Exercise of common stock warrants	909,752	91	—	—	2,210	—	—		—	2,301
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(7)	(7)	(7)

Comprehensive income								$7,572

Repurchase of common stock	—	—	—	—	—	—	(6,392)		—	(6,392)

Balance at May 5, 2007	97,448,226	$9,745	—	$—	$283,812	$(163,635)	$(8,792)		$619	$121,749

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock
	Class A		Class B
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at January 28, 2006	63,636,643	$6,364	—	$—	$222,000	$(5,518)	$(158,376)	$—	$64,470
Net loss	—	—	—	—	—	—	(14,005)	—	(14,005)
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	—	—	—	—	(5,518)	5,518	—	—	—
Restricted stock issued pursuant to long-term incentive plans	170,956	17	—	—	(17)	—	—	—	—
Stock-based compensation – directors and employees	—	—	—	—	1,536	—	—	—	1,536
Stock-based compensation – non-employee performance shares	—	—	—	—	4,106	—	—	—	4,106
Amortization of stock payment in lieu of rent	—	—	—	—	54	—	—	—	54
Exercise of stock options	7,498	1	—	—	37	—	—	—	38
Exercise of common stock warrants	855,000	86	—	—	1,979	—	—	—	2,065
Conversions of convertible preferred stock into common stock	73,000	7	—	—	212	—	—	—	219
Conversions of secured convertible notes into common stock	14,994,982	1,499	—	—	20,993	—	—	—	22,492
Repurchase of common stock	—	—	—	—	—	—	—	(2,675)	(2,675)

Balance at April 29, 2006	79,738,079	$7,974	—	$—	$245,382	$—	($172,381)	($2,675)	$78,300

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended
	May 5, 2007	April 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,579	$(14,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,128	2,827
Amortization of discount on secured convertible notes	109	17,738
Amortization of deferred financing costs	36	2,110
Adjustment of derivatives to fair value	—	(250)
Amortization of stock payment in lieu of rent	54	54
Interest (extinguished from) added to principal of secured convertible notes	82	(667)
Loss on disposal of equipment and leasehold improvements	12	—
Asset impairment	102	—
Store closure adjustments	—	(446)
Stock-based compensation	1,240	5,642
Changes in operating assets and liabilities:
Income taxes receivable	—	2
Other receivables	(519)	1,692
Merchandise inventories	(1,255)	(7,239)
Prepaid expenses and other current assets	(1,050)	(1,818)
Other non-current assets	(19)	(2)
Accounts payable and accrued liabilities	280	(4,156)
Income taxes payable	49	—
Deferred rent	2,757	(935)
Other long-term liabilities	(32)	(8)

Net cash provided by operating activities	12,553	539

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(10,174)	(1,290)
Investment in marketable securities	(25,932)	—
Proceeds from sale of marketable securities	3,525	—

Net cash used in investing activities	(32,581)	(1,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	—	(8,000)
Proceeds from exercise of stock options	177	38
Repurchase of common stock	(6,392)	(2,675)
Proceeds from exercise of common stock warrants	2,301	2,065

Net cash used in financing activities	(3,914)	(8,572)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,942)	(9,323)
CASH AND CASH EQUIVALENTS, beginning of period	105,254	96,806

CASH AND CASH EQUIVALENTS, end of period	$81,312	$87,483

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18	$393
Income taxes	$185	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of shares of convertible preferred stock into shares of Class A common stock	$—	$219
Conversion of secured convertible notes into shares of Class A common stock	$—	$22,492
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	$—	$5,518
Purchase of equipment and leasehold improvements on account	$2,501	$579
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$7	$—

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

Basis of Presentation

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 5, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the Company) for the fiscal year ended February 3, 2007.

Reclassification

The Company has reclassified $3.7 million of deferred rent to current portion of deferred rent on the condensed consolidated balance sheet as of April 29, 2006, in order to conform to current year presentation.

Significant Accounting Policies

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. Taxes collected from the Company’s customers are and have been recorded on a net basis. For online sales, revenue is recognized at the estimated time goods are received by customers. Shipping and handling fees billed to customers for online sales are included in net sales. Based upon an analysis completed by the Company during the 13 weeks ended May 5, 2007, customers typically receive goods within four days of being shipped versus a previously estimated five to seven days. This change in estimate did not have a significant effect on the amount of revenue recognized for online sales during the 13 weeks ended May 5, 2007. The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. A customer generally may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact sales. The accrual for merchandise returns is recorded in accrued liabilities on the condensed consolidated balance sheets and was $1.0 million, $0.8 million and $0.7 million at May 5, 2007, February 3, 2007, and April 29, 2006, respectively. For the 13 weeks ended May 5, 2007, and April 29, 2006, shipping and handling fee revenues were $0.6 million and $0.3 million, respectively.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability, which includes consideration of potential obligations arising from state escheatment laws. The Company has not recognized breakage on gift cards, gift certificates and store credits in the condensed consolidated financial statements as of May 5, 2007. The Company’s gift cards, gift certificates and store credits do not have expiration dates. The Company is in the process of analyzing its responsibility to escheat unredeemed gift cards, gift certificates and store credits to various state authorities and historical redemption patterns. The Company may have changes in the estimate of its liability depending on the results of this analysis. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the condensed consolidated balance sheets and was $8.3 million, $8.9 million and $7.0 million at May 5, 2007, February 3, 2007, and April 29, 2006, respectively.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Unaudited

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

The Company, through its Wet Seal concept, has a frequent buyer program that entitles the customer to receive between a 10% and 20% discount on all purchases made during a twelve-month period. The annual membership fee of $20 is non-refundable. The Company recognizes membership fee revenue on a straight-line basis over the twelve-month membership period due to a lack of sufficient program history to date to determine spending pattern under the program. Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $10.0 million, $10.1 million and $8.0 million at May 5, 2007, February 3, 2007, and April 29, 2006, respectively.

The Company maintains a customer loyalty program through its Arden B concept. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales as points are accumulated by the member.

The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $1.9 million, $1.9 million and $3.9 million at May 5, 2007, February 3, 2007, and April 29, 2006, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record adjustments to the unearned revenue accrual, which would affect net sales.

Marketable Securities

As of May 5, 2007, the Company’s marketable securities consist of auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. The auction rate securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in interest income in the condensed consolidated statements of operations. As of May 5, 2007, the Company had no unrealized gains or losses associated with its $22.4 million of auction rate securities investments, which are classified as marketable securities on the condensed consolidated balance sheet.

Recently Adopted Accounting Pronouncements

Effective February 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of accumulated deficit in the year of adoption. FIN 48 also requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

The adoption of FIN 48 had no effect on the Company’s condensed consolidated financial statements. At May 5, 2007, the Company had no unrecognized tax benefits that, if recognized would affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.

Effective upon adoption of FIN 48, the Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at May 5, 2007. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

The major jurisdictions in which the Company files income tax returns include the United States federal jurisdiction as well as various state jurisdictions within the United States. The Company’s fiscal year 2004 and thereafter are subject to examination by the United States federal jurisdiction, and, generally, fiscal year 2002 and thereafter are subject to examination by various state tax authorities.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company’s condensed consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-03 was effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the Company’s customers are and have been recorded on a net basis. The Company did not modify this accounting policy. As such, the adoption of EITF Issue No. 06-03 did not have an effect on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company will be required to adopt SFAS No. 157 effective for the fiscal year beginning February 3, 2008. The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has not yet determined the impact that the adoption of SFAS No. 159 will have on its condensed consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company had the following two stock option plans under which shares were available for grant at May 5, 2007: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of May 5, 2007; however, the 1996 Plan expired during fiscal 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan, the 2000 Plan and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan and 2000 Plan permit the granting of options, restricted common stock, performance shares or other equity-based awards to the Company’s employees, officers, directors and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s shareholders on January 10, 2005, as amended with shareholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A Common Stock. An aggregate of 19,565,551 shares of the Company’s Class A Common Stock have been issued or may be issued pursuant to the Plans. As of May 5, 2007, 941,540 shares were available for future grants.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

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

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Dividend Yield	0.00%	0.00%
Expected Volatility	59.00%	63.00%
Risk-Free Interest Rate	4.52%	4.78%
Expected Life of Options (in Years)	3.4	3.4

The Company recorded $0.5 million and $0.6 million of compensation expense, or $0.01 and $0.01 per basic and diluted share, related to stock options outstanding during the 13 weeks ended May 5, 2007, and April 29, 2006, respectively.

At May 5, 2007, there was $4.1 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over the course of the remaining vesting periods of such options through fiscal 2010.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 13 weeks ended May 5, 2007, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 3, 2007	3,460,020	$7.03
Granted	480,600	$6.41
Exercised	(48,334)	$3.63
Canceled	(48,466)	$6.29

Outstanding at May 5, 2007	3,843,820	$7.01	4.78	$2,289
Vested and expected to vest in the future at May 5, 2007	3,704,361	$7.05	4.79	$2,229
Exercisable at May 5, 2007	2,194,523	$8.05	4.87	$1,294

Options vested and expected to vest in the future is comprised of all options outstanding at May 5, 2007, net of estimated forfeitures.

Additional information regarding stock options outstanding as of May 5, 2007, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of May 5, 2007	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of May 5, 2007	Weighted- Average Exercise Price Per Share
$ 1.77 -$ 3.15	572,500	7.85	$3.09	378,334	$3.11
3.39 - 5.67	574,020	4.36	5.06	198,728	5.14
5.70 - 5.84	634,000	3.32	5.82	209,359	5.82
5.88 - 6.39	556,740	5.10	6.24	185,602	6.04
6.45 - 8.00	644,410	4.12	6.88	380,450	7.11
8.08 - 11.76	657,650	4.29	10.29	638,750	10.26
11.79 - 23.02	204,500	4.67	19.02	203,300	19.06

$ 1.77 - $23.02	3,843,820	4.78	$7.01	2,194,523	$8.05

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The weighted-average grant-date fair value of options granted during the 13 weeks ended May 5, 2007, and April 29, 2006, was $2.93 and $2.77, respectively. The total intrinsic value for options exercised during the 13 weeks ended May 5, 2007, and April 29, 2006, was $0.1 million and less than $0.1 million, respectively.

Cash received from option exercises under all Plans for the 13 weeks ended May 5, 2007, and April 29, 2006, was approximately $0.2 million and $0.04 million, respectively. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize its deferred income tax assets.

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

During the 13 weeks ended May 5, 2007, and April 29, 2006, the Company granted none and 132,500 shares, respectively, of restricted common stock to certain employees and directors under the Plans. Restricted common stock awards generally vest over a period of 3 years. The weighted-average grant-date fair value of the restricted common stock granted during the 13 weeks ended April 29, 2006, was $5.33 per share. The Company recorded approximately $0.6 million and $0.5 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 weeks ended May 5, 2007, and April 29, 2006, respectively.

During the 13 weeks ended May 5, 2007, and April 29, 2006, the Company granted 267,960 and 60,000 performance shares, respectively, to certain officers under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during the 13 weeks ended May 5, 2007, and April 29, 2006, which included consideration of the probability of such shares vesting, was $5.86, and $4.30 per share, respectively.

The Company recorded $0.1 million and $0.4 million of compensation expense during the 13 weeks ended May 5, 2007, and April 29, 2006, respectively, related to performance shares granted to officers.

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares granted to officers for the 13 weeks ended May 5, 2007:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 3, 2007	2,471,500	$2.85
Granted	267,960	$5.86
Vested	(554,167)	$2.85
Forfeited	(15,000)	$4.44

Nonvested at May 5, 2007	2,170,293	$3.01

The fair value of restricted common stock and performance shares that vested during the 13 weeks ended May 5, 2007 was $3.4 million.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

At May 5, 2007, there was $3.8 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $2.4 million relates to restricted common stock and $1.4 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.95 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could potentially change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in its condensed consolidated statements of operations.

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

The following summarizes the store closure reserve activity associated with the store closure charges for the 13 weeks ended April 29, 2006:

Balance at beginning of period	$802
Adjustments	(446)
Payments	5

Balance at end of period	$361

As of February 3, 2007, the store closure reserve balance was zero. There was no store closure reserve activity during the 13 weeks ended May 5, 2007.

NOTE 4 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of May 5, 2007. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The Facility ranks senior in right of payment to the Company’s Secured Convertible Notes. Borrowings under the Facility are secured by all presently owned and hereafter acquired assets of the Company and two of its wholly-owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility. The obligations of the Company and the subsidiary borrowers under the Facility are guaranteed by another wholly-owned subsidiary of the Company, Wet Seal GC, Inc.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Unaudited)

NOTE 4 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants (Continued)

At May 5, 2007, the amount outstanding under the Facility consisted of $9.0 million in open documentary letters of credit related to merchandise purchases and $1.8 million in outstanding standby letters of credit, and the Company had $24.2 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

During the 13 weeks ended April 29, 2006, investors in the Company’s Secured Convertible Notes (the “Notes”) converted $22.5 million of the Notes into 14,994,982 shares of Class A common stock. As a result of these conversions, the Company recorded net non-cash interest charges of $18.1 million during the 13 weeks ended April 29, 2006, to write-off a ratable portion of unamortized debt discount, deferred financing costs and accrued interest associated with the Notes.

During the 13 weeks April 29, 2006, investors in the Company’s Convertible Preferred Stock (the “Preferred Stock”) converted $0.2 million of Preferred Stock into 73,000 shares of Class A common stock.

During the 13 weeks ended May 5, 2007, and April 29, 2006, investors also exercised portions of outstanding common stock warrants, resulting in the issuance of 909,752 and 855,000 shares of Class A common stock in exchange for $2.3 million and $2.1 million, respectively, of proceeds to the Company.

At May 5, 2007, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

NOTE 5 – Consulting Agreement

From late 2004 through the end of fiscal 2006, the Company used the assistance of a consultant with its merchandising initiatives for its Wet Seal concept. On July 6, 2005, the Company entered into a related consulting agreement and an associated stock award agreement (the “Stock Award Agreement”) with the consultant that expired on January 31, 2007.

Under the terms of the consulting agreement and Stock Award Agreement, the Company recorded $4.1 million in non-cash stock compensation charges and $0.3 million in cash charges within general and administrative expenses in its condensed consolidated statements of operations during the 13 weeks ended April 29, 2006.

As of May 5, 2007, the consultant may still vest in up to 1.4 million performance shares under the Stock Award Agreement.

Due to the completion of the consulting agreement term as of the end of fiscal 2006 and the requirement that the Company deliver shares as physical settlement if and when vesting occurs, in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods and Services,” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” during the 13 weeks ended May 5, 2007, the Company incurred no consulting expense or credit, and in future periods will incur no additional consulting expense or credit with respect to the unvested performance shares, regardless of the eventual vesting or non-vesting of such performance shares remaining as of May 5, 2007.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Unaudited)

NOTE 6 – Net Income (Loss) Per Share (Continued)

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

Diluted earnings per share for the 13 weeks ended May 5, 2007, have been computed assuming the conversion of the Notes and Preferred Stock and through application of the “treasury stock” method with respect to other dilutive securities. In accordance with EITF Issue No. 03-6, however, the “if-converted” method, whereby interest costs associated with the Notes and Preferred Stock, net of income tax effects, would be added back to the numerator in the calculation, has not been applied to these securities to calculate diluted earnings per share since the effect would be anti-dilutive. For the 13 weeks ended May 5, 2007, such interest costs not added back to the numerator in the diluted earnings per share calculation were $0.2 million.

The effect of the two-class method with respect to the Notes and Preferred Stock is dilutive for the 13 weeks ended May 5, 2007. Such method would be anti-dilutive, and is thus not applied, for the 13 weeks ended April 29, 2006. The following table summarizes the allocation of undistributed earnings among Class A Common Stock, the Notes and the Preferred Stock, using the two-class method for the 13 weeks ended May 5, 2007, and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Numerator:
Net income (loss)	$7,579	$(14,005)
Less: Undistributed earnings allocable to -
Notes	(414)	—
Preferred Stock	(55)	—

Net income (loss) allocable to Class A common stock	$7,110	$(14,005)

Denominator:
Denominator for basic earnings per share – weighted-average Class A common stock outstanding	92,617,659	63,183,165
Notes weighted-average shares outstanding	5,385,918	—
Preferred Stock weighted-average shares outstanding	722,333	—
Other dilutive securities:
Stock options	256,892	—
Stock warrants	5,465,900	—
Restricted stock and performance shares	793,082	—

Denominator for diluted earnings per share	105,241,784	63,183,165

Basic earnings per share – Class A common stock	$0.08	$(0.22)

Diluted earnings per share	$0.07	$(0.22)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Unaudited)

NOTE 6 – Net Income (Loss) Per Share (Continued)

The computations of diluted earnings and loss per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been anti-dilutive or, in the case of performance shares for the 13 weeks ended May 5, 2007, because they did not meet the criteria in SFAS No. 128 for inclusion of contingently issuable shares in diluted earnings per share as of May 5, 2007:

	13-Week Period Ended
	May 5, 2007	April 29, 2006
Stock options outstanding	2,970,232	4,038,347
Nonvested restricted stock awards	—	4,821,500
Performance shares	2,527,960	—
Stock issuable upon conversion of secured convertible notes	—	15,394,718
Stock issuable upon conversion of preferred stock	—	3,147,000
Stock issuable upon exercise of warrants -
June 2004 warrants	—	2,109,275
Series B warrants	—	1,848,324
Series C warrants	—	3,849,107
Series D warrants	—	4,607,678
Series E warrants	—	7,486,607

Total	5,498,192	47,302,556

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of May 5, 2007, and April 29, 2006, would have resulted in proceeds to the Company of $45.9 million and $65.4 million, respectively. However, in limited circumstances, the warrant holders may choose “cashless exercise,” as defined in the associated warrant agreements, in which case the Company would receive no cash proceeds upon exercise in exchange for the issuance by the Company of fewer shares of Class A common stock.

NOTE 7 – Commitments and Contingencies

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”) on behalf of persons who purchased the Company’s Class A common stock between January 7, 2003 and August 19, 2004. The Company and certain of its former directors and former executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including the Company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal concept and return that concept to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, the plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. The Company filed a motion to dismiss the amended complaint on January 25, 2006. A court hearing on this motion was held on October 23, 2006, but the Court has not yet made a ruling on the motion. There can be no assurance that this litigation will be resolved in a favorable manner. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at May 5, 2007.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 5, 2007 and April 29, 2006

(Unaudited)

NOTE 7 – Commitments and Contingencies (Continued)

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. As of May 5, 2007, the Company had accrued within accrued liabilities on its condensed consolidated balance sheet an amount that approximates this settlement amount.

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

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from May 21, 2003, through May 21, 2007. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at May 5, 2007.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of May 5, 2007, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

NOTE 8 – Treasury Stock

On March 28, 2006, the Company’s Board of Directors authorized the repurchase of up to 4.0 million of the outstanding shares of the Company’s Class A common stock. There is currently no expiration date for this repurchase authorization. Pursuant to this authorization, during the 13 weeks ended May 5, 2007, the Company repurchased 1,000,000 shares of its Class A common stock, via open market transactions, at an average market price of $6.36, for a total cost, including commissions, of approximately $6.4 million.

As of May 5, 2007, the Company is authorized by its Board of Directors to purchase up to 3.0 million additional shares. Repurchases are at the option of the Company and can be discontinued at any time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto. The following discussion and analysis contains forward-looking statements. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, and/or which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, ongoing concept strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, and elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 15 to 45. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B”. As of May 5, 2007, we operated 448 retail stores in 47 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

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

Operating income—We view operating income as a key indicator of our success. The key drivers of operating income are comparable store sales, gross margins, and our ability to control operating costs.

Cash flow and liquidity (working capital)—We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. We expect that our cash on hand and cash flows from operations will be sufficient to finance operations without borrowing under our senior revolving credit facility, or the Facility, for at least the next 12 months.

Store Formats

Wet Seal. Wet Seal is a junior apparel brand for teenage girls that seek fashion-first clothing with a target customer age of 15 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced fashionable brand name and company-developed apparel and accessories. Wet Seal stores average approximately 4,000 square feet in size. As of May 5, 2007, we operated 356 Wet Seal stores.

Arden B. Arden B is a fashion brand for the sophisticated feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 45 and seeks to deliver contemporary collections of branded fashion separates and accessories for various aspects of the customers’ lifestyles. Arden B stores average approximately 3,200 square feet in size. As of May 5, 2007, we operated 92 Arden B stores.

Internet Operations. In 1999, we established Wet Seal online, a web-based store located at www.wetseal.com, offering Wet Seal merchandise to customers over the Internet. In August 2002, we expanded our online operations with the launch of www.ardenb.com, offering Arden B apparel and accessories comparable to those carried in the stores. Our online stores are designed to serve as an extension of the in-store experience, and offer a wide selection of merchandise, which helps expand in-store sales. In fiscal 2006 and for the 13 weeks ended May 5, 2007, we experienced rapid growth in our online sales and we will continue to develop our Wet Seal and Arden B websites to increase their effectiveness in marketing our brands.

Current Trends and Outlook

In December 2004, we initiated a new strategy for our Wet Seal stores, which, among other things, consisted of closure of approximately 150 under performing Wet Seal stores, lower retail prices, a broader assortment of fashion-right merchandise and more frequent delivery of fresh merchandise. With the introduction of this strategy, we experienced consolidated comparable store sales growth of 44.7% in fiscal 2005. During fiscal 2006, we built upon the turnaround that started in fiscal 2005, with further comparable sales growth of 6.1%. During fiscal 2006, we also increased transaction counts per store and the number of items purchased per customer, which were partially offset by a decrease in average unit retail in comparison to the prior year. During the 13 weeks ended May 5, 2007, we continued the positive sales trend with an increase of 2.7% in comparable store sales.

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

Store Openings and Closures

During the 13 weeks ended May 5, 2007, we opened 18 Wet Seal stores and opened one and closed one Arden B store. We believe future store closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease.

We expect to open 55 to 59 new Wet Seal and/or Arden B stores, net of closings, during fiscal 2007.

Stock-Based Compensation

Effective January 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations, including the $4.1 million associated with the merchandising consultant performance shares during the 13 weeks ended April 29, 2006:

	13 Weeks Ended
(in thousands)	May 5, 2007	April 29, 2006
Cost of sales	$233	$213
Selling, general and administrative expenses	1,007	5,429

Stock-based compensation	$1,240	$5,642

Merchandising Consultant

From late 2004 through the end of fiscal 2006, we used the assistance of a consultant with our merchandising initiatives for our Wet Seal concept. On July 6, 2005, we entered into a related consulting agreement and an associated stock award agreement (the “Stock Award Agreement”) with the consultant that expired on January 31, 2007.

Under the terms of the consulting agreement and Stock Award Agreement, we recorded $4.1 million in non-cash stock compensation charges and $0.3 million in cash charges within general and administrative expenses in our condensed consolidated statements of operations during the 13 weeks ended April 29, 2006.

As of May 5, 2007, the consultant may still vest in up to 1.4 million performance shares under the Stock Award Agreement.

Due to the completion of the consulting agreement term as of the end of fiscal 2006 and the requirement that we deliver shares as physical settlement if and when vesting occurs, in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods and Services,” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” during the 13 weeks ended May 5, 2007, we incurred no consulting expense or credit, and in future periods will incur no additional consulting expense or credit with respect to the unvested performance shares, regardless of the eventual vesting or non-vesting of such performance shares remaining as of May 5, 2007.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our condensed consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, impairment of goodwill, stock-based compensation, income taxes, insurance reserves, marketable securities and derivative financial instruments. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. However, we have made a change in estimate affecting revenue recognition with respect to the amount of time it takes for shipments of merchandise we sell online to be received by customers. The following updates the Form 10-K discussion about our critical accounting policies regarding revenue recognition, as well as provides a discussion about our critical accounting policies with respect to marketable securities.

Revenue Recognition

Sales are recognized upon purchase by customers at our retail store locations. Taxes collected from our customers are and have been recorded on a net basis. For online sales, revenue is recognized at the estimated time goods are received by customers. Shipping and handling fees billed to internet customers are classified as revenue. Based upon an analysis completed by us during the 13 weeks ended May 5, 2007, online customers typically receive goods within four days of shipment versus a previously estimated five to seven days. This change in estimate did not have a significant effect on the amount of revenue recognized for online sales during the 13 weeks ended May 5, 2007. We have recorded accruals to estimate sales returns by customers based on historical sales return results. A customer generally may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact sales. The accrual for merchandise returns is recorded in accrued liabilities on the condensed consolidated balance sheets and was $1.0 million, $0.8 million and $0.7 million at May 5, 2007, February 3, 2007, and April 29, 2006, respectively.

We recognize the sales from gift cards, gift certificates and the issuance of store credits as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates and store credits until we are released from such liability. We have not recognized breakage on gift cards, gift certificates and store credits in our condensed consolidated financial statements as of May 5, 2007. Our gift cards, gift certificates and store credits do not have expiration dates. We are in the process of analyzing our responsibility to escheat unredeemed gift cards, gift certificates and store credits to various state authorities and historical redemption patterns. We may have changes in the estimate of our liability depending on the results of this analysis. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the condensed consolidated balance sheets and was $8.3 million, $8.9 million and $7.0 million at May 5, 2007, February 3, 2007, and April 29, 2006, respectively.

Through our Wet Seal concept, we have a frequent buyer program that entitles the customer to receive a 10% to 20% discount on all purchases made during the 12-month program period. The annual membership fee of $20 is non-refundable. We recognize membership fee revenue on a straight-line basis over the 12-month membership period due to a lack of sufficient program history to date to determine the spending pattern under the program. Upon gaining sufficient program history to assess spending patterns, we may, in the future, determine that recognition of membership fee revenue on a different basis may be appropriate. Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $10.0 million, $10.1 million and $8.0 million at May 5, 2007, February 3, 2007, and April 29, 2006, respectively.

We maintain a customer loyalty program at Arden B. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Estimated merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales as points are accumulated by the member.

The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $1.9 million, $1.9 million and $3.9 million at May 5, 2007, February 3, 2007, and April 29, 2006, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record further adjustments to the unearned revenue accrual, which would affect net sales.

Marketable Securities

As of May 5, 2007, our marketable securities consist of auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. The auction rate securities are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in interest income in the condensed consolidated statements of operations. As of May 5, 2007, the Company had no unrealized gains or losses associated with its $22.4 million of auction rate securities investments, which are classified as marketable securities on the condensed consolidated balance sheet. However, future changes in the fair value of our investments in marketable securities could require recognition of unrealized gains or losses, which could have a significant effect on our financial position and results of operations.

Recently Adopted Accounting Pronouncements

Effective February 4, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of accumulated deficit in the year of adoption. FIN 48 also requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position.

The adoption of FIN 48 had no effect on our condensed consolidated financial statements. At May 5, 2007, we had no unrecognized tax benefits that, if recognized would affect our effective income tax rate in future periods. Our management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from our recognized tax positions.

Effective upon adoption of FIN 48, we recognize interest and penalties accrued related to unrecognized tax benefits and penalties within our provision for income taxes. We had no such interest and penalties accrued at May 5, 2007. Prior to our adoption of FIN 48, we recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

The major jurisdictions in which we file income tax returns include the United States federal jurisdiction as well as various state jurisdictions within the United States. Our fiscal year 2004 and thereafter are subject to examination by the United States federal jurisdiction, and, generally, fiscal year 2002 and thereafter are subject to examination by various state tax authorities.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect our condensed consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-03 was effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from our customers are and have been recorded on a net basis. We did not modify this accounting policy. As such, the adoption of EITF Issue No. 06-03 did not have an effect on our condensed consolidated financial position or results of operations.

New Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. We will be required to adopt SFAS No. 157 effective for the fiscal year beginning February 3, 2008. We have not yet determined the impact that the adoption of SFAS No. 157 will have on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We have not yet determined the impact that the adoption of SFAS No. 159 will have on our condensed consolidated financial statements.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week period indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended
	May 5, 2007	April 29, 2006
Net sales	100.0%	100.0%
Cost of sales	65.0	62.5

Gross margin	35.0	37.5
Selling, general and administrative expenses	30.1	34.5
Store closure adjustments	—	(0.3)
Asset impairment	0.1	—

Operating income	4.8	3.3
Interest income (expense), net	0.9	(14.5)

Income (loss) before provision for income taxes	5.7	(11.2)
Provision for income taxes	0.2	—

Net income (loss)	5.5%	(11.2)%

Thirteen Weeks Ended May 5, 2007, Compared to Thirteen Weeks Ended April 29, 2006

Net sales

13 Weeks Ended May 5, 2007	Change From Prior Fiscal Period	13 Weeks Ended April 29, 2006
($ in millions)
Net sales	$138.0	$12.9	10.3%	$125.1
Comparable store sales increase	2.7%

Net sales for the 13 weeks ended May 5, 2007, increased as a result of the following:

•

Our comparable store sales increase of 2.7% as a result of a 10.6% increase in average unit retail, partially offset by a 2.1% decrease in transaction counts per store and a 6.2% decrease in units per customer;

•	An increase in the number of stores open, from 401 stores as of April 29, 2006, to 448 stores as of May 5, 2007; and

•	An increase of $4.5 million in net sales for our Internet business compared to the prior year, which is not a factor in calculating our comparable store sales.

•

In the prior year first quarter, we modified the terms of our Arden B customer loyalty program, which resulted in recognition of sales previously deferred of $2.3 million. This adjustment was not a factor in calculating our comparable store sales.

Cost of sales

13 Weeks Ended May 5, 2007	Change From Prior Fiscal Period	13 Weeks Ended April 29, 2006
($ in millions)
Cost of sales	$89.8	$11.5	14.7%	$78.3
Percentage of net sales	65.0%	2.5%	62.5%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales increased in dollars primarily as a result of the 10.3% increase in net sales. Cost of sales increased as a percentage of net sales due to:

•	A decrease in merchandise margin as a percentage of sales due to:

- increased markdowns, partially offset by a reduction in inventory shortages and a slight increase in initial markup rates;

- the benefit in the prior year comparable period from the modification of the terms of our Arden B customer loyalty program, which resulted in recognition of sales previously deferred of $2.3 million with no corresponding cost of sales; and

- a reduction in sales mix of relatively higher margin basics merchandise during the 13 weeks ended May 5, 2007, in our Wet Seal stores;

•

An increase in buying, planning and allocation and distribution payroll and related costs as a percentage of sales due to higher staffing levels, and increased rent expense resulting from our headquarters/distribution facility lease renewal in late fiscal 2006, partially offset by benefits of sales leverage; and

•

An increase in occupancy costs related to the increase in the number of stores open, from 401 stores as of April 29, 2006, to 448 stores as of May 5, 2007, and $0.5 million of pre-opening costs incurred during the 13 weeks ended May 5, 2007, associated with stores under construction and/or opened during the period, versus nominal pre-opening costs incurred in the prior year first quarter associated with two new store openings.

Selling, general and administrative expenses (SG&A)

13 Weeks Ended May 5, 2007	Change From Prior Fiscal Period	13 Weeks Ended April 29, 2006
($ in millions)
Selling, general and administrative expenses	$41.6	$(1.5)	(3.6)%	$43.1
Percentage of net sales	30.1%	(4.4)%	34.5%

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

Selling expenses increased approximately $4.0 million over the prior year. As a percentage of net sales, selling expenses were 23.7% of net sales, or 0.9 points higher as a percentage of net sales, than a year ago. The increase in selling expenses and the change as a percentage of net sales from last year were primarily due to a $2.9 million increase in payroll and benefits costs as a result of an increase in claim costs in our employee health care plan primarily associated with one case, the increase in number of stores as noted above, and the impact of store labor during pre-opening periods for stores under construction and/or opened during the current year fiscal quarter, labor-intensive store promotion set-ups and heavy inventory receipts; a $0.5 million increase in Internet production and ordering costs due to higher Internet sales compared to the prior year; a $0.4 million increase in credit card and other banking fees; a $0.2 million increase in merchandise delivery costs due to increased store growth; and a $0.1 million increase in store supply costs; partially offset by a decrease of $0.3 million decrease in inventory counting service fees.

General and administrative expenses decreased approximately $5.5 million from the prior year to $9.0 million. As a percentage of net sales, general and administrative expenses were 6.5%, or 5.1 points lower, than a year ago.

The following contributed to the current year change in general and administrative expenses:

•

Expiration of the July 2005 merchandising consultant agreement at the end of fiscal 2006, for which we incurred stock and cash compensation charges of $4.1 million and $0.3 million, respectively, in the prior year;

•	A $0.7 million severance charge in the prior year related to a former executive; and

•	A decrease of $0.7 million in legal fees due primarily to a $0.3 million insurance reimbursement of previously incurred legal fees and a general decrease in the level of necessary legal services.

However, the decrease in general and administrative expenses was partially offset by the following increase:

•	A $0.3 million net increase in other general and administrative costs.

Store closure adjustments

13 Weeks Ended May 5, 2007	Change From Prior Fiscal Period	13 Weeks Ended April 29, 2006
($ in millions)
Store closure adjustments	$—	$0.4	100.0%	$(0.4)
Percentage of net sales	0.0%	0.3%	(0.3)%

Activity under the 2005 Wet Seal store closure program was completed during fiscal 2006. No activity occurred in store closure costs for the current year fiscal quarter versus a credit of $0.4 million in the prior year fiscal quarter pertaining to the latter stages of the store closure program.

Asset impairment

	13 Weeks Ended May 5, 2007	Change From Prior Fiscal Period		13 Weeks Ended April 29, 2006
		($ in millions)
Asset impairment	$0.1	$0.1	N/A	$—
Percentage of net sales	0.1%		0.1%	0.0%

Based on our quarterly assessment of the carrying value of long-lived assets, during the 13 weeks ended May 5, 2007, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $0.1 million.

As a result of a similar analysis conducted as of April 29, 2006, we incurred no impairment charges at that time.

Interest income (expense), net

13 Weeks Ended May 5, 2007	Change From Prior Fiscal Period	13 Weeks Ended April 29, 2006
($ in millions)
Interest income (expense), net	$1.2	$19.4	106.8%	$(18.2)
Percentage of net sales	0.9%	15.4%	(14.5)%

We generated interest income, net, of $1.2 million in the 13 weeks ended May 5, 2007, comprised of:

•	Interest income of $1.5 million from investments in cash and marketable securities;

•	Non-cash interest expense of $0.2 million with respect to our secured convertible notes comprised of annual interest at 3.76%, which we have elected to add to principal, and discount amortization; and

•	Amortization of deferred financing costs of $0.1 million associated with our Facility and secured convertible notes.

In the 13 weeks ended April 29, 2006, we incurred interest expense, net, of $18.2 million, comprised of $18.1 million of net accelerated interest charges upon investor conversions into Class A common stock of $22.5 million of a portion of our secured convertible notes, $0.2 million associated with the Facility and a since repaid term loan thereunder, $0.2 million to write-off unamortized deferred financing costs, $0.1 million cash interest expense for a prepayment penalty upon our repayment of an $8.0 million term loan in March 2006, $0.7 million of interest on our secured convertible notes, and $0.2 million of deferred financing cost and discount amortization, partially offset by $1.0 million of interest income from investment of cash and a non-cash interest credit of $0.3 million to recognize a decrease in the market value of a derivative liability associated with the secured convertible notes.

Provision for income taxes

	13 Weeks Ended May 5, 2007	Change From Prior Fiscal Period		13 Weeks Ended April 29, 2006
		($ in millions)
Provision for income taxes	$0.2	$0.2	N/A	$—

We have net operating loss carryforwards available, subject to certain limitation, to offset our regular taxable income in fiscal 2007. We currently are recognizing a provision for income taxes using estimated effective tax rates of 2% for federal income taxes and 1% for state income taxes. These effective rates are based on the portion of our estimated alternative minimum taxable income for fiscal 2007 that cannot be offset by net operating loss carryforwards.

Liquidity and Capital Resources

Net cash provided by operating activities was $12.6 million for the 13 weeks ended May 5, 2007, compared to $0.5 million for the same period last year. For the 13 weeks ended May 5, 2007, operating cash flows were directly impacted by our net income of $7.6 million, net non-cash charges (primarily depreciation and amortization and stock-based compensation) of $4.8 million, and a decrease in merchandise inventories, net of merchandise accounts payable, of $0.8 million, partially offset by a net use of cash from changes in other operating assets and liabilities of $0.6 million. For the 13 weeks ended May 5, 2007, net cash used in investing activities of $32.6 million was comprised primarily of net investments in marketable securities of $22.4 million and capital expenditures of $10.2 million. Capital expenditures for the period were primarily for new stores and store relocations and remodeling for our Wet Seal concept and for various information technology projects. Capital expenditures do not include a $2.5 million increase since the end of fiscal 2006 in capital assets purchased on account for which we have not yet made payment due to an increase in capital expenditure activity. We expect such payments will be made primarily during the second quarter of fiscal 2007.

We estimate that, in fiscal 2007, capital expenditures will be approximately $47.0 million, primarily for the construction of 69 to 73 new stores, remodeling or relocation of existing stores and various other store-related capital projects. We anticipate receiving approximately $10 million in landlord tenant improvement allowances in connection with certain of our new store lease agreements. We anticipate closing approximately 14 stores upon lease expirations during the course of the year, which would result in a net store count increase of approximately 55 to 59 stores in fiscal 2007.

For the 13 weeks ended May 5, 2007, net cash used in financing activities was $3.9 million, comprised primarily of $6.4 million used to repurchase 1.0 million shares of our Class A common stock pursuant to a 4.0 million share repurchase authorization granted by our Board of Directors on March 28, 2006, partially offset by $2.3 million in proceeds from investor exercises of common stock warrants. Future repurchases by us of our Class A common stock are at our option and can be discontinued at any time.

Total cash and cash equivalents at May 5, 2007, was $81.3 million, compared to $105.3 million at February 3, 2007.

We maintain a $35.0 million senior revolving credit facility (the Facility), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. Under the Facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of May 5, 2007. We also incur fees on outstanding letters of credit under the Facility in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The Facility ranks senior in right of payment to our secured convertible notes. Borrowings under the Facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, Inc.

At May 5, 2007, the amount outstanding under the Facility consisted of $9.0 million in open documentary letters of credit related to merchandise purchases and $1.8 million in standby letters of credit. At May 5, 2007, we had $24.2 million available for cash advances and/or for the issuance of additional letters of credit. At May 5, 2007, we were in compliance with all covenant requirements in the Facility.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months. However, we may experience future declines in comparable store sales or experience other events that negatively affect our operating results. Such decline could result in a reduction in our operating cash flows and a decrease in or elimination of excess availability under our Facility, which could force us to seek alternatives to address our cash constraints, including seeking additional debt and/or equity financing.

Seasonality and Inflation

Our business is seasonal in nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending in mid-September, historically accounting for a large percentage of our sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly more than 30% of our annual net sales. We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we cannot be certain that our business will not be affected by inflation in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Value Risk

We are susceptible to market value fluctuations with regard to our marketable securities. However, due to the relatively short-term intervals between interest rate resets on our auction rate securities investments, usually every 1, 7, 28 or 35 days, the risk of material market value fluctuations is not expected to be significant.

Interest Rate Risk

To the extent that we borrow under our Facility, we are exposed to market risk related to changes in interest rates. At May 5, 2007, no borrowings were outstanding under the Facility. As of May 5, 2007, we are not a party to any derivative financial instruments, except as discussed in “Market Risk—Change in Value of our Common Stock” below.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in US dollars, and in the 13 weeks ended May 5, 2007, we directly imported less than 20% of our merchandise inventories. Thus, we consider the effect of currency rate changes to be indirect and, given the small amount of imported product, we believe the effect of a major shift in currency exchange rates would be insignificant to our results.

Market Risk—Change in Value of our Common Stock

Our secured convertible notes contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require us to redeem all or a portion of the notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of our Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. We account for this derivative at fair value on the consolidated balance sheets within other long-term liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determine the fair value of the derivative instrument using a combination of the Black-Scholes model and the Monte-Carlo simulation model. Such models are complex and require significant judgments in the estimation of fair values in the absence of quoted market prices. Changes in the fair market value of the derivative liability are recognized in earnings.

In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in our common stock price, and changes in risk-free interest rates, our expected dividend yield and expected returns on our common stock could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in our condensed consolidated statements of operations. During the 13 weeks ended May 5, 2007, there was no change in the fair value of this derivative.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended May 5, 2007, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California, or the Court, on behalf of persons who purchased our Class A common stock between January 7, 2003 and August 19, 2004. We and certain of our former directors and former executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, we failed to disclose and misrepresented material adverse facts that were known to us or disregarded by us. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that we violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning our prospects to stem ongoing losses in our Wet Seal concept and return that business to profitability. The consolidated complaint also alleges that our former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of our common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. We filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against us in the lawsuit. However, plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. We filed a motion to dismiss the amended complaint on January 25, 2006. A court hearing on this motion was held on October 23, 2006, but the Court has not yet made a ruling on the motion. There can be no assurance that this litigation will be resolved in a favorable manner. We are vigorously defending this litigation and are unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on our results of operations or financial condition.

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. We were named as defendants. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. As of May 5, 2007, we had accrued an amount that approximates this settlement amount within accrued liabilities on our consolidated balance sheet.

In January 2007, a class action complaint was filed against us in the Central District of the United States District Court of California, Southern Division alleging violations of The Fair Credit Reporting Act (or “the Act”), and in February 2007 a class action complaint was filed against us alleging similar violations in United States District Court, Central District of California, Western Division. The Act provides in part that expiration dates may not be printed on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. We do not believe that we have any liability for the violations alleged in the complaints and will vigorously contest these allegations. We are unable to predict the likely outcome in these matters and whether such outcome may have a material adverse effect on our results of operations or financial condition.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us during the four-year period from May 21, 2003, through May 21, 2007. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at May 5, 2007.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of our pending litigation, we are adequately covered by insurance; however, certain other matters may exist or arise for which we do not have insurance coverage. As of May 5, 2007, we were not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 4, 2007 to March 3, 2007	—	$—	—	1,909,865
March 4, 2007 to April 7, 2007	—	$—	—	4,000,000
April 8, 2007 to May 5, 2007	1,000,000	$6.36	1,000,000	3,000,000

(1)	In October 2002, the Company’s Board of Directors had authorized the repurchase of up to 5.4 million of the outstanding shares of the Company’s Class A common stock. As of February 3, 2007, up to 1,909,865 shares had remained available for repurchase under this authorization. On March 28, 2006, the Company’s Board of Directors superseded the October 2002 repurchase plan with an authorization to repurchase prospectively up to 4.0 million of the outstanding shares of the Company’s Class A common stock. Pursuant to the March 2006 repurchase plan, during the 13 weeks ended May 5, 2007, the Company repurchased 1,000,000 shares of its Class A common stock at an average market price of $6.36, for a total cost, including commissions, of approximately $6.4 million, and up to 3,000,000 shares had remained available for repurchase as of May 5, 2007. The March 2006 repurchase plan does not have an expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our most recent Annual Meeting on May 22, 2007. Following is a brief description of the proposals voted upon at the meeting and the tabulation of the voting therefore:

Proposal – Election of Directors.

Directors	For	Withheld	Broker Non- Votes
Jonathan Duskin	79,436,694	1,047,053	—
Sidney M. Horn	79,152,316	1,331,431	—
Harold D. Kahn	79,040,446	1,443,301	—
Kenneth M. Reiss	79,432,507	1,051,240	—
Alan Siegel	76,206,386	4,277,361	—
Joel N. Waller	78,837,905	1,645,842	—
Henry D. Winterstern	79,433,527	1,050,220	—
Michael Zimmerman	61,551,454	18,932,293	—

	For	Withheld	Broker Non- Votes
Proposal—To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for fiscal year 2007.	79,818,787	664,959	—

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (REGISTRANT)

Date: June 13, 2007	By:	/s/ Joel N. Waller
Joel N. Waller
President and Chief Executive Officer

Date: June 13, 2007	By:	/s/ John J. Luttrell
John J. Luttrell
Executive Vice President and Chief Financial Officer