Form 10-Q
period 2007-08-04
WET SEAL INC
filed 2007-09-13
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

The number of shares outstanding of the Registrant’s Class A Common Stock, par value $0.10 per share, at September 7, 2007, was 93,460,526. There were no shares outstanding of the Registrant’s Class B Common Stock, par value $0.10 per share, at September 7, 2007.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 4, 2007	February 3, 2007	July 29, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,049	$105,254	$77,643
Marketable securities	50,350	—	—
Income taxes receivable	48	56	93
Other receivables	3,878	3,604	877
Merchandise inventories	46,736	34,231	48,682
Prepaid expenses and other current assets	9,908	8,795	4,650

Total current assets	153,969	151,940	131,945

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	94,627	84,758	77,515
Furniture, fixtures and equipment	61,170	55,698	51,031

	155,797	140,456	128,546
Less accumulated depreciation and amortization	(90,963)	(89,931)	(85,298)

Net equipment and leasehold improvements	64,834	50,525	43,248

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $5,230, $5,159 and $3,892 at August 4, 2007, February 3, 2007, and July 29, 2006, respectively	484	555	1,494
Other assets	1,665	1,651	1,482
Goodwill	3,496	3,496	3,496

Total other assets	5,645	5,702	6,472

TOTAL ASSETS	$224,448	$208,167	$181,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$17,892	$11,143	$18,209
Accounts payable – other	15,730	10,078	10,034
Income taxes payable	261	128	—
Accrued liabilities	37,513	37,256	33,246
Current portion of deferred rent	4,053	3,381	3,969

Total current liabilities	75,449	61,986	65,458

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $797, $634 and $1,360 at August 4, 2007, February 3, 2007, and July 29, 2006, respectively, and net of unamortized discount of $5,744, $5,974 and $17,605 at August 4, 2007, February 3, 2007, and July 29, 2006, respectively	3,132	2,739	6,847
Deferred rent	25,600	22,501	18,481
Other long-term liabilities	1,927	1,977	2,963

Total long-term liabilities	30,659	27,217	28,291

Total liabilities	106,108	89,203	93,749

COMMITMENTS AND CONTINGENCIES (Note 7)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 2,167, 2,167 and 9,441 shares issued and outstanding at August 4, 2007, February 3, 2007, and July 29, 2006, respectively	2,167	2,167	9,441

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	August 4, 2007	February 3, 2007	July 29, 2006
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 97,454,226 shares issued and 93,460,526 shares outstanding at August 4, 2007; 96,218,013 shares issued and 95,818,013 shares outstanding at February 3, 2007; and 79,927,579 shares issued and 78,452,579 shares outstanding at July 29, 2006	9,745	9,622	7,993
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at August 4, 2007, February 3, 2007, and July 29, 2006	—	—	—
Paid-in capital	285,147	280,163	245,585
Accumulated deficit	(156,871)	(171,214)	(167,957)
Treasury stock, 3,993,700 shares; 400,000 shares; and 1,475,000 shares at cost, at August 4, 2007, February 3, 2007, and July 29, 2006, respectively	(22,461)	(2,400)	(7,146)
Accumulated other comprehensive income	613	626	—

Total stockholders’ equity	116,173	116,797	78,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224,448	$208,167	$181,665

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$143,314	$129,502	$281,334	$254,651
Cost of sales	93,532	87,001	183,292	165,271

Gross margin	49,782	42,501	98,042	89,380
Selling, general and administrative expenses	43,843	38,732	85,420	81,863
Store closure adjustments	—	(194)	—	(640)
Asset impairment	144	—	246	—

Operating income	5,795	3,963	12,376	8,157

Interest income	1,438	1,082	2,915	2,082
Interest expense	(259)	(621)	(504)	(19,822)

Interest income (expense), net	1,179	461	2,411	(17,740)

Income (loss) before provision (benefit) for income taxes	6,974	4,424	14,787	(9,583)
Provision (benefit) for income taxes	210	—	444	(2)

Net income (loss)	$6,764	$4,424	$14,343	$(9,581)

Net income (loss) per share, basic	$0.07	$0.05	$0.15	$(0.14)

Net income (loss) per share, diluted	$0.07	$0.04	$0.14	$(0.14)

Weighted-average shares outstanding, basic	91,919,740	74,368,909	92,268,700	68,776,037

Weighted-average shares outstanding, diluted	103,499,780	100,544,737	104,397,325	68,776,037

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 3, 2007	96,218,013	$9,622	—	$—	$280,163	$(171,214)	$(2,400)		$626	$116,797
Net income	—	—	—	—	—	14,343	—	$14,343	—	14,343
Restricted stock issued pursuant to long-term incentive plans	278,127	27	—	—	(27)	—	—		—	—
Stock-based compensation - directors and employees	—	—	—	—	2,521	—	—		—	2,521
Amortization of stock payment in lieu of rent	—	—	—	—	108	—	—		—	108
Exercise of stock options	48,334	5	—	—	172	—	—		—	177
Exercise of common stock warrants	909,752	91	—	—	2,210	—	—		—	2,301
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(13)	(13)	(13)

Comprehensive income								$14,330

Repurchase of common stock	—	—	—	—	—	—	(20,061)		—	(20,061)

Balance at August 4, 2007	97,454,226	$9,745	—	$—	$285,147	$(156,871)	$(22,461)		$613	$116,173

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 28, 2006	63,636,643	$6,364	—	$—	$222,000	$(5,518)	$(158,376)	$—	$64,470
Net loss	—	—	—	—	—	—	(9,581)	—	(9,581)
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	—	—	—	—	(5,518)	5,518	—	—	—
Restricted stock issued pursuant to long-term incentive plans	359,956	36	—	—	(36)	—	—	—	—
Stock-based compensation – directors and employees	—	—	—	—	2,772	—	—	—	2,772
Stock-based compensation – non-employee performance shares	—	—	—	—	3,037	—	—	—	3,037
Amortization of stock payment in lieu of rent	—	—	—	—	108	—	—	—	108
Exercise of stock options	7,998	1	—	—	38	—	—	—	39
Exercise of common stock warrants	855,000	86	—	—	1,979	—	—	—	2,065
Conversions of convertible preferred stock into common stock	73,000	7	—	—	212	—	—	—	219
Conversions of secured convertible notes into common stock	14,994,982	1,499	—	—	20,993	—	—	—	22,492
Repurchase of common stock	—	—	—	—	—	—	—	(7,146)	(7,146)

Balance at July 29, 2006	79,927,579	$7,993	—	$—	$245,585	$—	$(167,957)	$(7,146)	$78,475

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	26 Weeks Ended
	August 4, 2007	July 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,343	$(9,581)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,510	5,816
Amortization of discount on secured convertible notes	230	17,957
Amortization of deferred financing costs	71	2,237
Adjustment of derivatives to fair value	—	(250)
Amortization of stock payment in lieu of rent	108	108
Interest (extinguished from) added to principal of secured convertible notes	163	(441)
Loss on disposal of equipment and leasehold improvements	80	50
Asset impairment	246	—
Stock-based compensation	2,521	5,809
Changes in operating assets and liabilities:
Income taxes receivable	8	43
Other receivables	(274)	1,504
Merchandise inventories	(12,505)	(23,207)
Prepaid expenses and other current assets	(1,113)	(1,190)
Other non-current assets	(14)	151
Accounts payable and accrued liabilities	7,753	(1,254)
Income taxes payable	133	—
Deferred rent	3,771	(1,546)
Other long-term liabilities	(63)	(15)

Net cash provided by (used in) operating activities	21,968	(3,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(19,103)	(2,612)
Proceeds from disposal of equipment and leasehold improvements	—	302
Investment in marketable securities	(71,981)	—
Proceeds from sale of marketable securities	21,631	—

Net cash used in investing activities	(69,453)	(2,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	—	(8,000)
Proceeds from exercise of stock options	177	39
Repurchase of common stock	(17,198)	(7,146)
Payment of deferred financing costs	—	(2)
Proceeds from exercise of common stock warrants	2,301	2,065

Net cash used in financing activities	(14,720)	(13,044)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(62,205)	(19,163)
CASH AND CASH EQUIVALENTS, beginning of period	105,254	96,806

CASH AND CASH EQUIVALENTS, end of period	$43,049	$77,643

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34	$418
Income taxes	$310	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of shares of convertible preferred stock into shares of Class A common stock	$—	$219
Conversion of secured convertible notes into shares of Class A common stock	$—	$22,492
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	$—	$5,518
Repurchase of common stock unpaid at end of period	$2,863	$—
Purchase of equipment and leasehold improvements unpaid at end of period	$5,210	$3,164
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$13	$—

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 4, 2007 and July 29, 2006

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 26 weeks ended August 4, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the Company) for the fiscal year ended February 3, 2007.

Reclassification

The Company has reclassified $4.0 million of deferred rent to current portion of deferred rent on the condensed consolidated balance sheet as of July 29, 2006, in order to conform to current year presentation.

Significant Accounting Policies

Revenue Recognition

For online sales, revenue is recognized at the estimated time goods are received by customers. Based upon an analysis completed by the Company during the first fiscal quarter of 2007, customers typically receive goods within four days of being shipped versus a previously estimated five to seven days. This change in estimate did not have a significant effect on the amount of revenue recognized for online sales during the 26 weeks ended August 4, 2007.

The Company, through its Wet Seal concept, has a frequent buyer program that entitles the customer to receive between a 10% and 20% discount on all purchases made during a twelve-month period. The annual membership fee of $20 is non-refundable.

The Company historically recognized membership fee revenue under the frequent buyer program on a straight-line basis over the 12-month membership period due to a lack of sufficient program history to determine customer usage patterns. The Company continues to gather additional information and is analyzing the program structure, and may decide to modify the program in ways that could affect customer usage patterns. In connection with this, the Company is also evaluating the appropriateness of maintaining straight-line recognition of membership fee revenue. The Company may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales.

Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $10.4 million, $10.1 million and $8.8 million at August 4, 2007, February 3, 2007, and July 29, 2006, respectively.

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

For the 26 weeks ended August 4, 2007 and July 29, 2006

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

Subsequent to the end of the second quarter of 2007, the Company further modified the terms of the Arden B loyalty program whereby, quarterly, the Company will convert into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards will expire if unredeemed after 60 days.

The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $2.0 million, $1.9 million and $1.6 million at August 4, 2007, February 3, 2007, and July 29, 2006, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record adjustments to the unearned revenue accrual, which would affect net sales.

Marketable Securities

As of August 4, 2007, the Company’s marketable securities consist of auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. The auction rate securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in interest income in the condensed consolidated statements of operations. As of August 4, 2007, the Company had no unrealized gains or losses associated with its $50.4 million of auction rate securities investments.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 4, 2007 and July 29, 2006

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

The adoption of FIN 48 had no effect on the Company’s condensed consolidated financial statements. At August 4, 2007, the Company had no unrecognized tax benefits that, if recognized would affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.

Effective upon adoption of FIN 48, the Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at August 4, 2007. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

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

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-3 was effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the Company’s customers are and have been recorded on a net basis. The Company did not modify this accounting policy. As such, the adoption of EITF Issue No. 06-3 did not have an effect on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company will be required to adopt SFAS No. 157 as of the beginning of the fiscal year beginning February 3, 2008. The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 4, 2007 and July 29, 2006

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” The Company will be required to adopt SFAS No. 159 as of the beginning of the fiscal year beginning February 3, 2008. The Company does not intend to apply the fair value option to any of its assets or liabilities upon adoption of SFAS No. 159 and, accordingly, does not believe adoption of SFAS No. 159 will have any effect on its condensed consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company had the following two stock incentive plans under which shares were available for grant at August 4, 2007: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of August 4, 2007; however, the 1996 Plan expired during fiscal 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan, the 2000 Plan and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan and 2000 Plan permit the granting of options, restricted common stock, performance shares or other equity-based awards to the Company’s employees, officers, directors and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s shareholders on January 10, 2005, as amended with shareholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A Common Stock. An aggregate of 19,483,352 shares of the Company’s Class A Common Stock have been issued or may be issued pursuant to the Plans. As of August 4, 2007, 971,123 shares were available for future grants.

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

For the 26 weeks ended August 4, 2007 and July 29, 2006

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

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	59.00%	63.00%	59.00%	63.00%
Risk-Free Interest Rate	4.79%	4.99%	4.53%	4.82%
Expected Life of Options (in Years)	3.3	3.5	3.4	3.4

The Company recorded $0.5 million, $1.0 million, $0.6 million and $1.2 million of compensation expense, or $0.01, $0.01, $0.01 and $0.02 per basic and diluted share, related to stock options outstanding during the 13 and 26 weeks ended August 4, 2007, and the 13 and 26 weeks ended July 29, 2006, respectively.

At August 4, 2007, there was $3.5 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over the course of the remaining vesting periods of such options through fiscal 2010.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 26 weeks ended August 4, 2007, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 3, 2007	3,460,020	$7.03
Granted	500,600	$6.38
Exercised	(48,334)	$3.63
Canceled	(161,615)	$9.12

Outstanding at August 4, 2007	3,750,671	$6.90	4.52	$2,282
Vested and expected to vest in the future at August 4, 2007	3,600,919	$6.94	4.52	$2,213
Exercisable at August 4, 2007	2,310,751	$7.72	4.47	$1,328

Options vested and expected to vest in the future is comprised of all options outstanding at August 4, 2007, net of estimated forfeitures.

Additional information regarding stock options outstanding as of August 4, 2007, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of August 4, 2007	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of August 4, 2007	Weighted- Average Exercise Price Per Share
$ 1.77 - $ 3.15	572,500	7.60	$3.09	378,334	$3.11
3.39 - 5.51	542,354	3.97	5.03	185,895	5.07
5.67 - 5.84	639,667	3.25	5.81	394,370	5.82
5.88 - 6.39	556,740	4.80	6.24	181,102	6.05
6.45 - 7.34	537,410	3.51	6.66	288,450	6.78
7.65 - 11.69	543,750	4.33	9.30	525,550	9.23
11.76 - 23.02	358,250	4.03	15.50	357,050	15.51

$ 1.77 - $23.02	3,750,671	4.52	$6.90	2,310,751	$7.72

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 4, 2007 and July 29, 2006

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The weighted-average grant-date fair value of options granted during the 13 and 26 weeks ended August 4, 2007, and the 13 and 26 weeks ended July 29, 2006, was $2.58, $2.92, $2.65 and $2.74, respectively. The total intrinsic value for options exercised during the 26 weeks ended August 4, 2007, and the 13 and 26 weeks ended July 29, 2006, was $0.1 million, less than $0.1 million and less than $0.1 million, respectively.

Cash received from option exercises under all Plans for the 26 weeks ended August 4, 2007, and July 29, 2006, was approximately $0.2 million and less than $0.1 million, respectively. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize its deferred income tax assets.

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

During the 13 and 26 weeks ended August 4, 2007, and the 13 and 26 weeks ended July 29, 2006, the Company granted none, none, 162,000 and 294,500 shares, respectively, of restricted common stock to certain employees and directors under the Plans. Restricted common stock awards generally vest over a period of 3 years. The weighted-average grant-date fair value of the restricted common stock granted during the 13 and 26 weeks ended July 29, 2006, was $4.88 and $5.08 per share, respectively. The Company recorded approximately $0.6 million, $1.2 million, $0.6 million and $1.1 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 and 26 weeks ended August 4, 2007, and the 13 and 26 weeks ended July 29, 2006, respectively.

During the 13 and 26 weeks ended August 4, 2007, and the 13 and 26 weeks ended July 29, 2006, the Company granted none, 267,960, none and 60,000 performance shares, respectively, to certain officers under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during the 26 weeks ended August 4, 2007, and the 26 weeks July 29, 2006, which included consideration of the probability of such shares vesting, was $5.86 and $4.30 per share, respectively.

The Company recorded $0.2 million, $0.3 million, $0.1 million and $0.5 million of compensation expense during the 13 and 26 weeks ended August 4, 2007, and the 13 and 26 weeks ended July 29, 2006, respectively, related to performance shares granted to officers.

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 26 weeks ended August 4, 2007:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 3, 2007	2,471,500	$2.85
Granted	267,960	$5.86
Vested	(604,167)	$3.02
Forfeited	(15,000)	$4.44

Nonvested at August 4, 2007	2,120,293	$3.17

The fair value of restricted common stock and performance shares that vested during the 26 weeks ended August 4, 2007 was $3.7 million.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 4, 2007 and July 29, 2006

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

At August 4, 2007, there was $3.1 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $1.9 million relates to restricted common stock and $1.2 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.75 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could potentially change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in its condensed consolidated statements of operations.

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

The following summarizes the store closure reserve activity associated with the store closure charges for the 13 and 26 weeks ended July 29, 2006:

	13 Weeks Ended	26 Weeks Ended
	July 29, 2006	July 29, 2006
Balance at beginning of period	$361	$802
Adjustments	(194)	(640)
Payments	2	7

Balance at end of period	$169	$169

As of February 3, 2007, the store closure reserve balance was zero. The store closure activities associated with the store closure reserves were completed during fiscal 2006.

NOTE 4 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of August 4, 2007. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

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

For the 26 weeks ended August 4, 2007 and July 29, 2006

(Unaudited)

NOTE 4 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants (Continued)

At August 4, 2007, the amount outstanding under the Facility consisted of $6.9 million in open documentary letters of credit related to merchandise purchases and $1.8 million in outstanding standby letters of credit, and the Company had $26.3 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

During the 26 weeks ended July 29, 2006, investors in the Company’s Secured Convertible Notes (the “Notes”) converted $22.5 million of the Notes into 14,994,982 shares of Class A common stock. As a result of these conversions, the Company recorded net non-cash interest charges of $18.1 million during the 26 weeks ended July 29, 2006, to write-off a ratable portion of unamortized debt discount, deferred financing costs and accrued interest associated with the Notes.

During the 26 weeks July 29, 2006, investors in the Company’s Convertible Preferred Stock (the “Preferred Stock”) converted $0.2 million of Preferred Stock into 73,000 shares of Class A common stock.

During the 26 weeks ended August 4, 2007, and July 29, 2006, investors also exercised portions of outstanding common stock warrants, resulting in the issuance of 909,752 and 855,000 shares of Class A common stock in exchange for $2.3 million and $2.1 million, respectively, of proceeds to the Company.

At August 4, 2007, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

NOTE 5 – Consulting Agreement

From late 2004 through the end of fiscal 2006, the Company used the assistance of a consultant with its merchandising initiatives for its Wet Seal concept. On July 6, 2005, the Company entered into a related consulting agreement and an associated stock award agreement (the “Stock Award Agreement”) with the consultant that expired on January 31, 2007.

Under the terms of the consulting agreement and Stock Award Agreement, the Company recorded a benefit of $1.1 million and a charge of $3.0 million in non-cash stock compensation, and $0.3 million and $0.6 million in cash charges, within general and administrative expenses in its condensed consolidated statements of operations during the 13 and 26 weeks ended July 29, 2006, respectively.

As of August 4, 2007, the consultant may still vest in up to 1.4 million performance shares under the Stock Award Agreement. The consultant will be required to forfeit any of these performance shares that remain unvested on January 1, 2008.

Due to the completion of the consulting agreement term as of the end of fiscal 2006 and the requirement that the Company deliver shares as physical settlement if and when vesting occurs, in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods and Services,” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” during the 26 weeks ended August 4, 2007, the Company incurred no consulting expense or credit, and in future periods will incur no additional consulting expense or credit with respect to the unvested performance shares, regardless of the eventual vesting or non-vesting of such performance shares remaining as of August 4, 2007.

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

For the 26 weeks ended August 4, 2007 and July 29, 2006

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

Diluted earnings per share for the 13 and 26 weeks ended August 4, 2007, and the 13 weeks ended July 29, 2006, have been computed assuming the conversion of the Notes and Preferred Stock and through application of the “treasury stock” method with respect to other dilutive securities. In accordance with EITF Issue No. 03-6, however, the “if-converted” method, whereby interest costs associated with the Notes and Preferred Stock, net of income tax effects, would be added back to the numerator in the calculation, has not been applied to these securities to calculate diluted earnings per share since the effect would be anti-dilutive. For the 13 and 26 weeks ended August 4, 2007, and the 13 weeks ended July 29, 2006, such interest costs not added back to the numerator in the diluted earnings per share calculation were $0.2 million, $0.4 million and $0.5 million.

The effect of the two-class method with respect to the Notes and Preferred Stock is dilutive for the 13 and 26 weeks ended August 4, 2007, and the 13 weeks ended July 29, 2006. Such method would be anti-dilutive, and is thus not applied, for the 26 weeks ended July 29, 2006. The following table summarizes the allocation of undistributed earnings among Class A Common Stock, the Notes and the Preferred Stock, using the two-class method for the 13 and 26 weeks ended August 4, 2007, and the 13 weeks ended July 29, 2006, and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Numerator:
Net income (loss)	$6,764	$4,424	$14,343	$(9,581)
Less: Undistributed earnings allocable to -
Notes	(371)	(733)	(785)	—
Preferred Stock	(50)	(150)	(105)	—

Net income (loss) allocable to Class A common stock	$6,343	$3,541	$13,453	$(9,581)

Denominator:
Denominator for basic earnings (loss) per share – weighted-average Class A common stock outstanding	91,919,740	74,368,909	92,268,700	68,766,037
Notes weighted-average shares outstanding	5,385,918	15,394,718	5,385,918	—
Preferred Stock weighted-average shares outstanding	722,333	3,147,000	722,333	—
Other dilutive securities:
Stock options	221,132	55,859	238,781	—
Stock warrants	4,617,584	6,582,591	5,054,266	—
Restricted stock and performance shares	633,073	995,660	727,327	—

Denominator for diluted earnings (loss) per share	103,499,780	100,544,737	104,397,325	68,766,037

Basic earnings (loss) per share – Class A common stock	$0.07	$0.05	$0.15	$(0.14)

Diluted earnings (loss) per share	$0.07	$0.04	$0.14	$(0.14)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 4, 2007 and July 29, 2006

(Unaudited)

NOTE 6 – Net Income (Loss) Per Share (Continued)

The computations of diluted earnings and loss per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been anti-dilutive or, in the case of performance shares for the 13 and 26 weeks ended August 4, 2007, and the 13 and 26 weeks ended July 29, 2006, because they did not meet the criteria in SFAS No. 128 for inclusion of contingently issuable shares in diluted earnings per share as of August 4, 2007, and July 29, 2006:

	13-Week Period Ended		26-Week Period Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Stock options outstanding	3,097,171	3,416,248	2,909,093	4,030,047
Nonvested restricted stock awards	—	221,841	—	1,846,500
Performance shares	2,527,960	3,010,000	2,527,960	3,110,000
Stock issuable upon conversion of secured convertible notes	—	—	—	15,394,718
Stock issuable upon conversion of preferred stock	—	—	—	3,147,000
Stock issuable upon exercise of warrants -
June 2004 warrants	—	2,109,275	—	2,109,275
Series B warrants	—	—	—	1,848,324
Series C warrants	—	—	—	3,849,107
Series D warrants	—	—	—	4,607,678
Series E warrants	—	—	—	7,486,607

Total	5,625,131	8,757,364	5,437,053	47,429,256

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of August 4, 2007, and July 29, 2006, would have resulted in proceeds to the Company of $45.9 million and $65.4 million, respectively. However, in limited circumstances, the warrant holders may choose “cashless exercise,” as defined in the associated warrant agreements, in which case the Company would receive no cash proceeds upon exercise in exchange for the issuance by the Company of fewer shares of Class A common stock.

NOTE 7 – Commitments and Contingencies

Between August 26, 2004, and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”) on behalf of persons who purchased the Company’s Class A common stock between January 7, 2003, and August 19, 2004. The Company and certain of its former directors and former executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including the Company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal concept and return that concept to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, the plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. The Company filed a motion to dismiss the amended complaint on January 25, 2006. A court hearing on this motion was held on October 23, 2006. On August 28, 2007, the consolidated class action complaint was dismissed without leave to amend in the United States District Court. The Company does not know if plaintiffs intend to appeal this decision. There can be no assurance that this litigation will be resolved in a favorable manner. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at August 4, 2007.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 4, 2007 and July 29, 2006

(Unaudited)

NOTE 7 – Commitments and Contingencies (Continued)

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. The Company is expecting final court approval in November 2007. As of August 4, 2007, the Company had accrued within accrued liabilities on its condensed consolidated balance sheet an amount that approximates this settlement amount.

In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California, Southern Division alleging violations of The Fair Credit Reporting Act (the Act), and in February 2007 a class action complaint was filed against the Company alleging similar violations in United States District Court, Central District of California, Western Division. Both parties in the February 2007 complaint have agreed to dismiss the complaint with prejudice. The Act provides in part that portions of the credit card number may not be printed together with expiration dates on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. The Company does not believe that it has any liability for the violations alleged in the complaints and will vigorously contest these allegations. The Company is unable to predict the likely outcome in the January 2007 matter and whether such outcome may have a material adverse effect on its results of operations or financial condition.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from May 21, 2003, through May 21, 2007. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at August 4, 2007.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of August 4, 2007, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

NOTE 8 – Treasury Stock

On March 28, 2007, the Company’s Board of Directors authorized the repurchase of up to 4.0 million of the outstanding shares of the Company’s Class A common stock. There is currently no expiration date for this repurchase authorization. Pursuant to this authorization, during the 26 weeks ended August 4, 2007, the Company repurchased 3,593,700 shares of its Class A common stock, via open market transactions, at an average market price of $5.55, for a total cost, including commissions, of approximately $20.1 million.

As of August 4, 2007, the Company is authorized by its Board of Directors to purchase up to 0.4 million additional shares. Repurchases are at the option of the Company and can be discontinued at any time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto. The following discussion and analysis contains forward-looking statements. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, and/or which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, ongoing concept strategies or prospects, and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 15 to 45. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B”. As of August 4, 2007, we operated 458 retail stores in 47 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal concept’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for four or more days in a fiscal month, due to remodel, relocation or other reasons, are removed from the comparable store base that fiscal month as well as for the comparable fiscal month in the following fiscal year. Comparable store sales results are important in achieving operating leverage on certain expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

Average transaction counts—We consider the trend in the average number of sales transactions occurring in our stores to be a key performance metric. To the extent we are able to increase transaction counts in our stores that more than offset any decrease in the average dollar sale per transaction, we will generate increases in our comparable store sales.

Gross margins—We analyze the components of gross margin, specifically cumulative mark-on, markups, markdowns, buying costs, distribution costs, shrink and store occupancy costs. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or an inability to generate sufficient sales leverage on other components of cost of sales could have an adverse impact on our gross margin results and results of operations.

Operating income—We view operating income as a key indicator of our success. The key drivers of operating income are comparable store sales, gross margins, and the changes we experience in operating costs.

Cash flow and liquidity (working capital)—We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs.

Store Formats

Wet Seal. Wet Seal is a junior apparel brand for teenage girls that seek fashion-first clothing with a target customer age of 15 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced fashionable apparel and accessories. Wet Seal stores average approximately 4,000 square feet in size. As of August 4, 2007, we operated 366 Wet Seal stores.

Arden B. Arden B is a fashion brand for the sophisticated feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 45 and seeks to deliver contemporary collections of branded fashion separates and accessories for various aspects of the customers’ lifestyles. Arden B stores average approximately 3,200 square feet in size. As of August 4, 2007, we operated 92 Arden B stores.

Internet Operations. In 1999, we established Wet Seal online, a web-based store located at www.wetseal.com, offering Wet Seal merchandise to customers over the Internet. In August 2002, we expanded our online operations with the launch of www.ardenb.com, offering Arden B apparel and accessories comparable to those carried in the stores. Our online stores are designed to serve as an extension of the in-store experience, and offer a wide selection of merchandise, which helps expand in-store sales. In fiscal 2006 and for the 26 weeks ended August 4, 2007, we experienced rapid growth in our online sales and we will continue to develop our Wet Seal and Arden B websites to increase their effectiveness in marketing our brands.

Current Trends and Outlook

Our comparable store sales decreased 1.7% for the 13 weeks ended August 4, 2007. The back-to-school season begins in our fiscal second quarter and this year our results were impacted by a shift in the key markets of Florida and Texas in their tax-free shopping holidays associated with the back-to-school season from July into August. Additionally, there are other markets where, this year, there are later back-to-school dates, and we believe this has caused shoppers to buy later for their back-to-school needs. To some extent, we expect these shifts will benefit our sales performance in our fiscal third quarter, primarily at our Wet Seal division. During the 4 weeks ended September 1, 2007, the first fiscal month of our third quarter, we experienced a 1.7% increase in comparable store sales. In addition, we have noticed and heard reports concerning a decrease in overall traffic at shopping malls since the beginning of this year and this has impacted store traffic. We believe these overall traffic trends may continue through the fiscal third quarter and are planning our merchandise inventories and managing our costs with this expectation.

Our long term strategy is to expand our existing retail store base, take advantage of our attractive store economics, continue our trend of positive comparable store sales growth, revive the Arden B business and expand our online business. We are also taking several steps to drive higher sales productivity in our retail stores, including improved store layout and visual displays, and have embarked on several initiatives to improve gross margins, including efforts to increase direct sourcing of merchandise, rationalize our vendor base and improve supply chain efficiency through better coordination among and within our vendor, internal distribution and store operations organizations.

Our current operating performance trend has resulted in increased liquidity and, in turn, improved our current credit standing with suppliers, which may further improve our liquidity. However, we may experience future declines in comparable store sales or may be unsuccessful in executing some or all of our business strategy. If our comparable store sales drop significantly or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could impact our results of operations and operating cash flow, and we may be forced to seek alternatives to address cash constraints, including seeking debt and/or equity financing.

Appointment of New President and Chief Executive Officer

As we previously announced, Mr. Joel N. Waller, our President, Chief Executive Officer and Chairman of our board of directors, decided not to pursue renewal of his employment contract, which was set to expire on February 1, 2008. On September 6, 2007, we announced that Mr. Edmond S. Thomas will assume the roles of President and Chief Executive Officer and Mr. Waller will step down from his roles with our company in October 2007.

Store Openings and Closures

During the 26 weeks ended August 4, 2007, we opened 31 and closed three Wet Seal stores and opened three and closed three Arden B stores. We believe future store closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease. Including net store openings already completed through August 4, 2007, we expect to open approximately 63 new Wet Seal and/or Arden B stores, net of closings, during fiscal 2007.

Stock-Based Compensation

Effective January 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations, including a benefit of $1.1 million and a charge of $3.0 million associated with the merchandising consultant performance shares (see below) during the 13 and 26 weeks ended July 29, 2006, respectively:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Cost of sales	$216	$289	$449	$502
Selling, general and administrative expenses	1,065	(122)	2,072	5,307

Stock-based compensation	$1,281	$167	$2,521	$5,809

Merchandising Consultant

From late 2004 through the end of fiscal 2006, we used the assistance of a consultant with our merchandising initiatives for our Wet Seal concept. On July 6, 2005, we entered into a related consulting agreement and an associated stock award agreement (the “Stock Award Agreement”) with the consultant that expired on January 31, 2007.

Under the terms of the consulting agreement and Stock Award Agreement, we recorded a benefit of $1.1 million and a charge of $3.0 million in non-cash stock compensation, and $0.3 million and $0.6 million in cash charges, within general and administrative expenses in our condensed consolidated statements of operations during the 13 and 26 weeks ended July 29, 2006, respectively.

As of August 4, 2007, the consultant may still vest in up to 1.4 million performance shares under the Stock Award Agreement. The consultant will be required to forfeit any of these performance shares that remain unvested on January 1, 2008.

Due to the completion of the consulting agreement term as of the end of fiscal 2006 and the requirement that we deliver shares as physical settlement if and when vesting occurs, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods and Services,” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” during the 26 weeks ended August 4, 2007, we incurred no consulting expense or credit, and in future periods will incur no additional consulting expense or credit with respect to the unvested performance shares, regardless of the eventual vesting or non-vesting of such performance shares remaining as of August 4, 2007.

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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, impairment of goodwill, stock-based compensation, income taxes, insurance reserves, marketable securities and derivative financial instruments. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. However, we have made a change in estimate affecting revenue recognition with respect to the amount of time it takes for shipments of merchandise we sell online to be received by customers, and we have taken into consideration certain recent developments and their impact on revenue recognition for our frequent buyer program membership fees. The following updates the Form 10-K discussion about our critical accounting policies regarding revenue recognition, as well as provides a discussion about our critical accounting policies with respect to marketable securities.

Revenue Recognition

For online sales, revenue is recognized at the estimated time goods are received by customers. Based upon an analysis completed by us during the first fiscal quarter of 2007, online customers typically receive goods within four days of shipment versus a previously estimated five to seven days. This change in estimate did not have a significant effect on the amount of revenue recognized for online sales during the 26 weeks ended August 4, 2007.

Through our Wet Seal concept, we have a frequent buyer program that entitles the customer to receive a 10% to 20% discount on all purchases made during the 12-month program period. The annual membership fee of $20 is non-refundable.

We have historically recognized membership fee revenue under the frequent buyer program on a straight-line basis over the 12-month membership period due to a lack of sufficient program history to determine customer usage patterns. We continue to gather additional information and are analyzing the program structure, and we may decide to modify the program in ways that could affect customer usage patterns. In connection with this, we are also evaluating the appropriateness of maintaining straight-line recognition of membership fee revenue. We may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales.

Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $10.4 million, $10.1 million and $8.8 million at August 4, 2007, February 3, 2007, and July 29, 2006, respectively.

We maintain a customer loyalty program at Arden B. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Estimated merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales as points are accumulated by the member.

In the first quarter of 2006, we modified the terms of the Arden B loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, we also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either two or twelve months from the program change date. This resulted in a reduction to our estimate of ultimate award redemptions under the program. In the second quarter of 2006, we further reduced our estimate of ultimate redemptions based upon lower than anticipated redemption levels during the quarter under the program’s revised terms. As a result, during the 13 and 26 weeks ended July 29, 2006, we recorded benefits of $1.4 million and $3.7 million, which were recorded as increases to net sales and decreases to accrued liabilities.

Subsequent to the end of the second quarter of 2007, we further modified the terms of the Arden B loyalty program whereby, quarterly, we will convert into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards will expire if unredeemed after 60 days.

The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $2.0 million, $1.9 million and $1.6 million at August 4, 2007, February 3, 2007, and July 29, 2006, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record further adjustments to the unearned revenue accrual, which would affect net sales.

Marketable Securities

As of August 4, 2007, our marketable securities consist of auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. The auction rate securities are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in interest income in the condensed consolidated statements of operations. As of August 4, 2007, the Company had no unrealized gains or losses associated with its $50.4 million of auction rate securities investments. However, future changes in the fair value of our investments in marketable securities could require recognition of unrealized gains or losses, which could have a significant effect on our financial position and results of operations.

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

The adoption of FIN 48 had no effect on our condensed consolidated financial statements. At August 4, 2007, we had no unrecognized tax benefits that, if recognized would affect our effective income tax rate in future periods. Our management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from our recognized tax positions.

Effective upon adoption of FIN 48, we recognize interest and penalties accrued related to unrecognized tax benefits and penalties within our provision for income taxes. We had no such interest and penalties accrued at August 4, 2007. Prior to our adoption of FIN 48, we recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

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

In June 2006, the FASB ratified the consensus reached EITF Issue No. 06—3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-3 was effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from our customers are and have been recorded on a net basis. We did not modify this accounting policy. As such, the adoption of EITF Issue No. 06-3 did not have an effect on our condensed consolidated financial position or results of operations.

New Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. We will be required to adopt SFAS No. 157 as of the beginning of the fiscal year beginning February 3, 2008. We have not yet determined the impact that the adoption of SFAS No. 157 will have on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” We do not intend to apply the fair value option to any of our assets or liabilities upon adoption of SFAS No. 159 and, accordingly, do not believe adoption of SFAS No. 159 will have any effect on our condensed consolidated financial statements.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week and 26-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.3	67.2	65.2	64.9

Gross margin	34.7	32.8	34.8	35.1
Selling, general and administrative expenses	30.6	29.9	30.3	32.1
Store closure adjustments	—	(0.2)	—	(0.2)
Asset impairment	0.1	—	0.1	—

Operating income	4.0	3.1	4.4	3.2
Interest income (expense), net	0.8	0.3	0.9	(7.0)

Income (loss) before provision (benefit) for income taxes	4.8	3.4	5.3	(3.8)
Provision (benefit) for income taxes	0.1	—	0.2	—

Net income (loss)	4.7%	3.4%	5.1%	(3.8)%

Thirteen Weeks Ended August 4, 2007, Compared to Thirteen Weeks Ended July 29, 2006

Net sales

13 Weeks Ended August 4, 2007	Change From Prior Fiscal Period	13 Weeks Ended July 29, 2006
($ in millions)
Net sales	$143.3	$13.8	10.7%	$129.5
Comparable store sales decrease	(1.7)%

Net sales for the 13 weeks ended August 4, 2007, increased as a result of the following:

•	An increase in the number of stores open, from 406 stores as of July 29, 2006, to 458 stores as of August 4, 2007; and

•	An increase of $2.9 million in net sales for our Internet business compared to the prior year, which is not a factor in calculating our comparable store sales.

However, these factors were partially offset by:

•	The 1.7% decrease in comparable store sales; and

•

In the prior year second quarter, we reduced our estimate of ultimate redemptions under the modified terms of our Arden B customer loyalty program, which resulted in recognition of sales previously deferred of $1.4 million. This adjustment was not a factor in calculating our comparable store sales.

Cost of sales

13 Weeks Ended August 4, 2007	Change From Prior Fiscal Period	13 Weeks Ended July 29, 2006
($ in millions)
Cost of sales	$93.5	$6.5	7.5%	$87.0
Percentage of net sales	65.3%	(1.9)%	67.2%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales increased in dollars primarily as a result of the 10.7% increase in net sales. Cost of sales decreased as a percentage of net sales primarily due to an increase in merchandise margin as a percentage of sales due to an increase in initial markup rates and a decrease in markdown rates, partially offset by adjustment to prior shrink accrual rates based on the results of our physical inventory completed in June, and the benefit in the prior year comparable period from the decrease in estimated ultimate award redemptions under our Arden B customer loyalty program, which resulted in recognition of sales previously deferred of $1.4 million with no corresponding cost of sales.

Selling, general and administrative expenses (SG&A)

13 Weeks Ended August 4, 2007	Change From Prior Fiscal Period	13 Weeks Ended July 29, 2006
($ in millions)
Selling, general and administrative expenses	$43.8	$5.1	13.2%	$38.7
Percentage of net sales	30.6%	0.7%	29.9%

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

Selling expenses increased approximately $4.1 million over the prior year. The increase in selling expenses from last year was primarily due to a $2.1 million increase in payroll and benefits costs as a result of an increase in number of stores as noted above; a $0.4 million increase in Internet production and ordering costs due to higher Internet sales compared to the prior year; a $0.4 million increase in advertising and marketing expenditures; a $0.4 million increase in credit card and other banking fees; a $0.3 million increase in store supply costs; and a $0.3 million increase in merchandise delivery costs.

General and administrative expenses increased approximately $1.0 million from the prior year to $8.9 million.

The following contributed to the current year increase in general and administrative expenses:

•

Expiration of the July 2005 merchandising consultant agreement at the end of fiscal 2006, for which we had a non-cash stock compensation benefit of $1.1 million, partially offset by $0.3 million in cash compensation charges, in the prior year;

•	A $0.2 million increase in recruiting fees primarily associated with our search for a new Chief Executive Officer;

•	A $0.5 million increase in corporate payroll due to achievement of full staffing in several corporate support functions; and

However, the increase in general and administrative expenses was partially offset by the following decreases:

•	A decrease of $0.3 million in legal fees due to reduced legal fees and a legal settlement; and

•	A net $0.2 million decrease in corporate bonus expense and other general and administrative expenses.

Store closure adjustments

	13 Weeks Ended August 4, 2007	Change From Prior Fiscal Period		13 Weeks Ended July 29, 2006
	($ in millions)
Store closure adjustments	$—	$0.2	100.0%	$(0.2)
Percentage of net sales	—%		0.2%	(0.2)%

Activity under the 2005 Wet Seal store closure program was completed during fiscal 2006. No activity occurred in store closure costs for the current year fiscal quarter versus a credit of $0.2 million in the prior year fiscal quarter pertaining to the latter stages of the store closure program.

Asset impairment

	13 Weeks Ended August 4, 2007	Change From Prior Fiscal Period		13 Weeks Ended July 29, 2006
		($ in millions)
Asset impairment	$0.1	$0.1	N/A	$—
Percentage of net sales	0.1%		0.1%	—%

Based on our quarterly assessment of the carrying value of long-lived assets, during the 13 weeks ended August 4, 2007, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $0.1 million.

As a result of a similar analysis conducted as of July 29, 2006, we incurred no impairment charges at that time.

Interest income, net

13 Weeks Ended August 4, 2007	Change From Prior Fiscal Period	13 Weeks Ended July 29, 2006
($ in millions)
Interest income, net	$1.2	$0.7	155.7%	$0.5
Percentage of net sales	0.8%	0.5%	0.3%

We generated interest income, net, of $1.2 million in the 13 weeks ended August 4, 2007, comprised of:

•	Interest income of $1.4 million from investments in cash and marketable securities; and

•	Non-cash interest expense of $0.2 million with respect to our secured convertible notes comprised of annual interest at 3.76%, which we have elected to add to principal, and discount amortization.

In the 13 weeks ended July 29, 2006, we generated interest income, net, of $0.5 million, comprised of $1.1 million of interest income from investment of cash, partially offset by $0.4 million of non-cash interest on our secured convertible notes, $0.1 million of deferred financing cost and discount amortization associated with the placement of the Facility and secured convertible notes and $0.1 million under the Facility related to appraisal and amendment fees.

Provision for income taxes

	13 Weeks Ended August 4, 2007	Change From Prior Fiscal Period		13 Weeks Ended July 29, 2006
		($ in millions)
Provision for income taxes	$0.2	$0.2	N/A	$—

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

Twenty-Six Weeks Ended August 4, 2007, Compared to Twenty-Six Weeks Ended July 29, 2006

Net sales

26 Weeks Ended August 4, 2007	Change From Prior Fiscal Period	26 Weeks Ended July 29, 2006
($ in millions)
Net sales	$281.3	$26.6	10.5%	$254.7
Comparable store sales increase	0.5%

Net sales for the 26 weeks ended August 4, 2007, increased as a result of the following:

•	An increase in the number of stores open, from 406 stores as of July 29, 2006, to 458 stores as of August 4, 2007;

•

Our comparable store sales increase of 0.5% as a result of a 11.1% increase in average unit retail, partially offset by a 4.9% decrease in transaction counts per store and a 6.0% decrease in units per customer; and

•	An increase of $7.5 million in net sales for our Internet business compared to the prior year, which is not a factor in calculating our comparable store sales.

However, these factors were partially offset by the prior year modification of the terms of our Arden B customer loyalty program, which resulted in recognition of sales previously deferred of $3.7 million. This adjustment was not a factor in calculating our comparable store sales.

Cost of sales

26 Weeks Ended August 4, 2007	Change From Prior Fiscal Period	26 Weeks Ended July 29, 2006
($ in millions)
Cost of sales	$183.3	$18.0	10.9%	$165.3
Percentage of net sales	65.2%	0.3%	64.9%

Cost of sales fluctuations to the prior year comparable period will be compared before the effect of the $3.7 million prior year benefit from the modification of the terms or our Arden B customer loyalty program, which resulted in recognition of sales previously deferred with no corresponding cost of sales.

Cost of sales increased in dollars primarily as a result of an increase in net sales. Cost of sales was also impacted by an increase in merchandise margin as a percentage of sales due to an increase in initial markup rates, partially offset by increased markdown rates and a reduction in sales mix of relatively higher margin basics merchandise during the 26 weeks ended August 4, 2007, in our Wet Seal stores. The increase in merchandise margins was partially offset by an increase in occupancy costs due to our increase in store count and $0.8 million of pre-opening costs for our new stores incurred during the 26 weeks ended August 4, 2007, associated with stores under construction and/or opened during the period, versus nominal pre-opening costs incurred in the prior year associated with seven new store openings.

Selling, general and administrative expenses (SG&A)

26 Weeks Ended August 4, 2007	Change From Prior Fiscal Period	26 Weeks Ended July 29, 2006
($ in millions)
Selling, general and administrative expenses	$85.4	$3.5	4.3%	$81.9
Percentage of net sales	30.3%	(1.8)%	32.1%

Selling expenses increased approximately $8.1 million over the prior year. The increase in selling expenses were primarily due to a $5.0 million increase in payroll and benefits costs as a result of the increase in the number of stores as noted above, the impact of store labor during pre-opening periods for stores under construction and/or opened during the current year and an increase in claim costs in our employee health care plan primarily associated with one case; a $0.9 million increase in Internet production and ordering costs due to higher Internet sales compared to the prior year; a $0.4 million increase in advertising and marketing expenditures; a $0.9 million increase in credit card and other banking fees; a $0.4 million increase in merchandise delivery costs due to increased store growth; and a $0.5 million increase in store supply costs.

General and administrative expenses decreased approximately $4.6 million from the prior year to $17.9 million.

The following contributed to the current year change in general and administrative expenses:

•

Expiration of the July 2005 merchandising consultant agreement at the end of fiscal 2006, for which we incurred stock and cash compensation charges of $3.0 million and $0.6 million, respectively, in the prior year;

•	A $0.7 million severance charge in the prior year related to a former executive; and

•	A decrease of $1.0 million in legal fees due primarily to a $0.5 million insurance reimbursement and settlement, and a general decrease in the level of legal services;

•	A $1.1 million decrease in corporate bonus based on our financial performance relative to bonus targets.

However, the decrease in general and administrative expenses was partially offset by the following increases:

•	A $0.3 million increase in recruiting fees primarily associated with our search for a new Chief Executive Officer;

•	A $1.1 million increase in corporate payroll due to achievement of full staffing in several corporate support functions; and

•	A $0.4 million net increase in other general and administrative costs.

Store closure adjustments

26 Weeks Ended August 4, 2007	Change From Prior Fiscal Period	26 Weeks Ended July 29, 2006
($ in millions)
Store closure adjustments	$—	$0.6	100.0%	$(0.6)
Percentage of net sales	—%	0.2%	(0.2)%

Activity under the 2005 Wet Seal store closure program was completed during fiscal 2006. No activity occurred in store closure costs for the current year versus a credit of $0.6 million in the prior year pertaining to the latter stages of the store closure program.

Asset impairment

	26 Weeks Ended August 4, 2007	Change From Prior Fiscal Period		26 Weeks Ended July 29, 2006
		($ in millions)
Asset impairment	$0.2	$0.2	N/A	$—
Percentage of net sales	0.1%		0.1%	—%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 26 weeks ended August 4, 2007, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $0.2 million.

As a result of a similar analyses conducted during the 26 weeks ended July 29, 2006, we incurred no impairment charges at those times.

Interest income (expense), net

26 Weeks Ended August 4, 2007	Change From Prior Fiscal Period	26 Weeks Ended July 29, 2006
($ in millions)
Interest income (expense), net	$2.4	$20.1	113.6%	$(17.7)
Percentage of net sales	0.9%	7.9%	(7.0)%

We generated interest income, net, of $2.4 million in the 26 weeks ended August 4, 2007, comprised of:

•	Interest income of $2.8 million from investments in cash and marketable securities;

•	Non-cash interest expense of $0.3 million with respect to our secured convertible notes comprised of annual interest at 3.76%, which we have elected to add to principal, and discount amortization; and

•	Amortization of deferred financing costs of $0.1 million associated with our Facility and secured convertible notes.

In the 26 weeks ended July 29, 2006, we incurred interest expense, net, of $17.7 million, comprised of $18.1 million of net accelerated interest charges upon investor conversions into Class A common stock of $22.5 million of our secured convertible notes, $0.2 million associated with the Facility and a since repaid term loan thereunder, $0.2 million to write-off unamortized deferred financing costs, $0.1 million cash interest expense for a prepayment penalty upon our repayment of an $8.0 million term loan in March 2006, $1.0 million of interest on our secured convertible notes and discount amortization, and $0.5 million of deferred financing cost associated with the placement of the Facility, term loan and secured convertible notes, partially offset by $2.1 million of interest income from investment of cash and a non-cash interest credit of $0.3 million to recognize a decrease in the market value of a derivative liability associated with the secured convertible notes.

Provision (benefit) for income taxes

	26 Weeks Ended August 4, 2007	Change From Prior Fiscal Period		26 Weeks Ended July 29, 2006
		($ in millions)
Provision (benefit) for income taxes	$0.4	$0.4	N/A	$(0.0)

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

Liquidity and Capital Resources

Net cash provided by operating activities was $22.0 million for the 26 weeks ended August 4, 2007, compared to net cash used in operating activities of $3.8 million for the same period last year. For the 26 weeks ended August 4, 2007, operating cash flows were directly impacted by our net income of $14.3 million, net non-cash charges (primarily depreciation and amortization and stock-based compensation) of $9.9 million, and a net source of cash from changes in other operating assets and liabilities of $3.6 million, partially offset by an increase in merchandise inventories, net of merchandise accounts payable, of $5.8 million. For the 26 weeks ended August 4, 2007, net cash used in investing activities of $69.5 million was comprised of net investments in marketable securities of $50.4 million and capital expenditures of $19.1 million. Capital expenditures for the period were primarily for new stores and store relocations and remodeling for our Wet Seal concept and for various information technology projects. Capital expenditures do not include a $2.0 million increase since the end of fiscal 2006 in capital assets purchased on account for which we have not yet made payment due to an increase in capital expenditure activity. We expect such payments will be made primarily during the third quarter of fiscal 2007.

We estimate that, in fiscal 2007, capital expenditures will be approximately $48.0 million, primarily for the construction of approximately 78 new stores, remodeling or relocation of existing stores and various other store-related and information technology capital projects. We anticipate receiving approximately $9 million in landlord tenant improvement allowances in connection with certain of our new store lease agreements. We anticipate closing approximately 15 stores upon lease expirations during the course of the year, which would result in a net store count increase of approximately 63 stores in fiscal 2007.

For the 26 weeks ended August 4, 2007, net cash used in financing activities was $14.7 million, comprised primarily of $17.2 million used to repurchase 3.0 million shares of our Class A common stock pursuant to a 4.0 million share repurchase authorization granted by our Board of Directors on March 28, 2007, partially offset by $2.3 million in proceeds from investor exercises of common stock warrants. Subsequent to August 4, 2007, we paid $2.9 million on the settlement dates for repurchases of 0.6 million shares of our Class A common stock for which trades had been executed during our second fiscal quarter. Future repurchases by us of our Class A common stock are at our option and can be discontinued at any time.

Total cash and cash equivalents at August 4, 2007, was $43.0 million, compared to $105.3 million at February 3, 2007. Combined cash and cash equivalents and marketable securities, which are comprised of highly liquid auction rate securities, totaled $93.4 million as of August 4, 2007.

We maintain a $35.0 million senior revolving credit facility (the Facility), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. Under the Facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of August 4, 2007. We also incur fees on outstanding letters of credit under the Facility in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The Facility ranks senior in right of payment to our secured convertible notes. Borrowings under the Facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, Inc.

At August 4, 2007, the amount outstanding under the Facility consisted of $6.9 million in open documentary letters of credit related to merchandise purchases and $1.8 million in standby letters of credit. At August 4, 2007, we had $26.3 million available for cash advances and/or for the issuance of additional letters of credit. At August 4, 2007, we were in compliance with all covenant requirements in the Facility.

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

Seasonality and Inflation

Our business is seasonal in nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning in late July and ending in mid-September, historically accounting for a large percentage of our sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly more than 30% of our annual net sales. We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we cannot be certain that our business will not be affected by inflation in the future.

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

Interest Rate Risk

To the extent that we borrow under our Facility, we are exposed to market risk related to changes in interest rates. At August 4, 2007, no borrowings were outstanding under the Facility. As of August 4, 2007, we are not a party to any derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in US dollars. We only purchase a modest amount of goods from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal. Over a longer period, the impact of such changes could be significant, albeit indirectly through increased charges in US dollars from our vendors that source their product through international sources.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended August 4, 2007, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Between August 26, 2004, and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California, or the Court, on behalf of persons who purchased our Class A common stock between January 7, 2003, and August 19, 2004. We and certain of our former directors and former executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, we failed to disclose and misrepresented material adverse facts that were known to us or disregarded by us. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that we violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning our prospects to stem ongoing losses in our Wet Seal concept and return that business to profitability. The consolidated complaint also alleges that our former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of our common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. We filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against us in the lawsuit. However, plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. We filed a motion to dismiss the amended complaint on January 25, 2006. A court hearing on this motion was held on October 23, 2006. On August 28, 2007, the consolidated class action complaint was dismissed without leave to amend in the United States District Court. We do not know if plaintiffs intend to appeal this decision. There can be no assurance that this litigation will be resolved in a favorable manner. We are vigorously defending this litigation and are unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on our results of operations or financial condition.

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. We were named as defendants. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. We expect final court approval in November 2007. As of August 4, 2007, we had accrued an amount that approximates this settlement amount within accrued liabilities on our consolidated balance sheet.

In January 2007, a class action complaint was filed against us in the Central District of the United States District Court of California, Southern Division alleging violations of The Fair Credit Reporting Act (or “the Act”), and in February 2007 a class action complaint was filed against us alleging similar violations in United States District Court, Central District of California, Western Division. Both parties in the February 2007 complaint have agreed to dismiss the complaint with prejudice. The Act provides in part that expiration dates may not be printed on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. We do not believe that we have any liability for the violations alleged in the complaints and will vigorously contest these allegations. We are unable to predict the likely outcome in the January 2007 matter and whether such outcome may have a material adverse effect on our results of operations or financial condition.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us during the four-year period from May 21, 2003, through May 21, 2007. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at August 4, 2007.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of our pending litigation, we are adequately covered by insurance; however, certain other matters may exist or arise for which we do not have insurance coverage. As of August 4, 2007, we were not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factor represents an addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

We recently hired a new Chief Executive Officer and Chief Financial Officer and these changes in senior management may impact our ability to execute our business strategy in the near term.

We recently announced the appointment of Edmond S. Thomas as our new President and Chief Executive Officer and Steven H. Benrubi as our new Chief Financial Officer. Although Mr. Thomas served as the President and Chief Operating Officer of our company from 1992 to 2000 and Mr. Benrubi has most recently served as our Vice President and Controller, we anticipate that we will experience a transition period as Mr. Thomas becomes fully integrated with the rest of the management team and our board of directors and as Mr. Benrubi assumes his new role.

These recent changes in our senior management team may impact our ability to execute our business strategy in the near term.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 6, 2007 to June 2, 2007	593,700	$6.05	—	2,406,300
June 3, 2007 to July 7, 2007	—	$—	—	2,406,300
July 8, 2007 to August 4, 2007	2,000,000	$5.00	—	406,300

(1)	On March 28, 2007, the Company’s Board of Directors authorized the repurchase of up to 4.0 million of the outstanding shares of the Company’s Class A common stock, of which 3.0 million shares of repurchase authority remained as of May 6, 2007. Pursuant to the March 2007 repurchase plan, during the 13 weeks ended August 4, 2007, the Company repurchased 2,593,700 shares of its Class A common stock at an average market price of $5.24, for a total cost, including commissions, of approximately $13.7 million, and up to 406,300 shares had remained available for repurchase as of August 4, 2007. The March 2007 repurchase plan does not have an expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (REGISTRANT)

Date: September 13, 2007	By:	/s/ Joel N. Waller
Joel N. Waller
President and Chief Executive Officer

Date: September 13, 2007	By:	/s/ John J. Luttrell
John J. Luttrell
Executive Vice President and Chief Financial Officer