Form 10-Q
period 2007-11-03
WET SEAL INC
filed 2007-12-13
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

The number of shares outstanding of the Registrant’s Class A Common Stock, par value $0.10 per share, at December 7, 2007, was 94,206,359. There were no shares outstanding of the Registrant’s Class B Common Stock, par value $0.10 per share, at December 7, 2007.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	November 3, 2007	February 3, 2007	October 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,837	$105,254	$77,099
Marketable securities	60,225	—	—
Income taxes receivable	168	56	75
Other receivables	5,627	3,604	4,775
Merchandise inventories	51,830	34,231	44,640
Prepaid expenses and other current assets	10,243	8,795	4,227

Total current assets	147,930	151,940	130,816

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	98,547	84,758	83,486
Furniture, fixtures and equipment	64,565	55,698	54,667

	163,112	140,456	138,153
Less accumulated depreciation and amortization	(90,948)	(89,931)	(87,860)

Net equipment and leasehold improvements	72,164	50,525	50,293

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $5,266, $5,159 and $3,987 at November 3, 2007, February 3, 2007, and October 28, 2006, respectively	448	555	1,530
Other assets	1,712	1,651	1,514
Goodwill	3,496	3,496	3,496

Total other assets	5,656	5,702	6,540

TOTAL ASSETS	$225,750	$208,167	$187,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$19,542	$11,143	$12,333
Accounts payable – other	14,447	10,078	13,864
Income taxes payable	—	128	—
Accrued liabilities	35,958	37,256	34,660
Current portion of deferred rent	4,703	3,381	4,418

Total current liabilities	74,650	61,986	65,275

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $879, $634 and $1,574 at November 3, 2007, February 3, 2007, and October 28, 2006, respectively, and net of unamortized discount of $5,608, $5,974 and $17,242 at November 3, 2007, February 3, 2007, and October 28, 2006, respectively	3,350	2,739	7,274
Deferred rent	29,247	22,501	21,553
Other long-term liabilities	2,001	1,977	2,916

Total long-term liabilities	34,598	27,217	31,743

Total liabilities	109,248	89,203	97,018

COMMITMENTS AND CONTINGENCIES (Note 7)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 2,167, 2,167 and 9,441 shares issued and outstanding at November 3, 2007, February 3, 2007, and October 28, 2006, respectively	2,167	2,167	9,441

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	November 3, 2007	February 3, 2007	October 28, 2006
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 98,377,559 shares issued and 94,206,359 shares outstanding at November 3, 2007; 96,218,013 shares issued and 95,818,013 shares outstanding at February 3, 2007; and 77,509,344 shares issued and outstanding at October 28, 2006	9,838	9,622	7,751
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at November 3, 2007, February 3, 2007, and October 28, 2006	—	—	—
Paid-in capital	286,559	280,163	238,995
Accumulated deficit	(160,190)	(171,214)	(165,556)
Treasury stock, 4,171,200 shares; 400,000 shares; and no shares at cost, at November 3, 2007, February 3, 2007, and October 28, 2006, respectively	(22,479)	(2,400)	—
Accumulated other comprehensive income	607	626	—

Total stockholders’ equity	114,335	116,797	81,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$225,750	$208,167	$187,649

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	$150,277	$143,272	$431,611	$397,923
Cost of sales	107,243	95,145	290,535	260,416

Gross margin	43,034	48,127	141,076	137,507
Selling, general and administrative expenses	45,914	46,095	131,334	127,958
Store closure adjustments	—	—	—	(640)
Asset impairment	1,567	—	1,813	—

Operating income (loss)	(4,447)	2,032	7,929	10,189

Interest income	1,397	1,063	4,312	3,146
Interest expense	(372)	(694)	(876)	(20,517)

Interest income (expense), net	1,025	369	3,436	(17,371)

Income (loss) before provision (benefit) for income taxes	(3,422)	2,401	11,365	(7,182)
Provision (benefit) for income taxes	(103)	—	341	(2)

Net income (loss)	$(3,319)	$2,401	$11,024	$(7,180)

Net income (loss) per share, basic	$(0.04)	$0.03	$0.11	$(0.10)

Net income (loss) per share, diluted	$(0.04)	$0.02	$0.11	$(0.10)

Weighted-average shares outstanding, basic	90,014,566	72,976,557	91,517,322	70,176,210

Weighted-average shares outstanding, diluted	90,014,566	101,493,089	102,456,713	70,176,210

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 3, 2007	96,218,013	$9,622	—	$—	$280,163	$(171,214)	$(2,400)		$626	$116,797
Net income	—	—	—	—	—	11,024	—	$11,024	—	11,024
Stock issued pursuant to long-term incentive plans	1,201,460	120	—	—	(120)	—	—		—	—
Stock-based compensation - directors and employees	—	—	—	—	3,954	—	—		—	3,954
Amortization of stock payment in lieu of rent	—	—	—	—	162	—	—		—	162
Exercise of stock options	48,334	5	—	—	172	—	—		—	177
Exercise of common stock warrants	909,752	91	—	—	2,210	—	—		—	2,301
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(19)	(19)	(19)

Comprehensive income								$11,005

Repurchase of common stock	—	—	—	—	—	—	(20,061)		—	(20,061)
Acquisition of forfeited common stock	—	—	—	—	18	—	(18)		—	—

Balance at November 3, 2007	98,377,559	$9,838	—	$—	$286,559	$(160,190)	$(22,479)		$607	$114,335

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 28, 2006	63,636,643	$6,364	—	$—	$222,000	$(5,518)	$(158,376)	$—	$64,470
Net loss	—	—	—	—	—	—	(7,180)	—	(7,180)
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	—	—	—	—	(5,518)	5,518	—	—	—
Stock issued pursuant to long-term incentive plans	359,956	36	—	—	(36)	—	—	—	—
Stock-based compensation – directors and employees	—	—	—	—	3,973	—	—	—	3,973
Stock-based compensation – non-employee performance shares	—	—	—	—	7,462	—	—	—	7,462
Amortization of stock payment in lieu of rent	—	—	—	—	162	—	—	—	162
Exercise of stock options	7,998	1	—	—	38	—	—	—	39
Exercise of common stock warrants	855,000	86	—	—	1,979	—	—	—	2,065
Conversions of convertible preferred stock into common stock	73,000	7	—	—	212	—	—	—	219
Conversions of secured convertible notes into common stock	15,094,982	1,509	—	—	21,133	—	—	—	22,642
Repurchase of common stock	—	—	—	—	—	—	—	(12,662)	(12,662)
Retirement of treasury stock	(2,518,235)	(252)			(12,410)	—	—	12,662	—

Balance at October 28, 2006	77,509,344	$7,751	—	$—	$238,995	$—	$(165,556)	$—	$81,190

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	39 Weeks Ended
	November 3, 2007	October 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,024	$(7,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,925	8,787
Amortization of discount on secured convertible notes	366	18,320
Amortization of deferred financing costs	107	2,333
Adjustment of derivatives to fair value	100	(290)
Amortization of stock payment in lieu of rent	162	162
Interest added to (extinguished from) principal of secured convertible notes	245	(227)
Loss on disposal of equipment and leasehold improvements	97	131
Asset impairment	1,813	—
Stock-based compensation	3,954	11,435
Changes in operating assets and liabilities:
Income taxes receivable	(112)	61
Other receivables	(2,023)	(2,394)
Merchandise inventories	(17,599)	(19,165)
Prepaid expenses and other current assets	(1,448)	(869)
Other non-current assets	(61)	119
Accounts payable and accrued liabilities	8,537	(5,524)
Income taxes payable	(128)	—
Deferred rent	8,068	1,975
Other long-term liabilities	(95)	(22)

Net cash provided by operating activities	22,932	7,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(30,541)	(9,071)
Proceeds from disposal of equipment and leasehold improvements	—	302
Investment in marketable securities	(84,431)	—
Proceeds from sale of marketable securities	24,206	—

Net cash used in investing activities	(90,766)	(8,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	—	(8,000)
Proceeds from exercise of stock options	177	39
Repurchase of common stock	(20,061)	(12,662)
Payment of deferred financing costs	—	(32)
Proceeds from exercise of common stock warrants	2,301	2,065

Net cash used in financing activities	(17,583)	(18,590)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(85,417)	(19,707)
CASH AND CASH EQUIVALENTS, beginning of period	105,254	96,806

CASH AND CASH EQUIVALENTS, end of period	$19,837	$77,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$50	$450
Income taxes	$581	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of shares of convertible preferred stock into shares of Class A common stock	$—	$219
Conversion of secured convertible notes into shares of Class A common stock	$—	$22,642
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	$—	$5,518
Purchase of equipment and leasehold improvements unpaid at end of period	$6,101	$6,802
Acquisition of forfeited Class A common stock	$18	$—
Retirement of treasury stock	$—	$12,662
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$19	$—

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 3, 2007 and October 28, 2006

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 39 weeks ended November 3, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the Company) for the fiscal year ended February 3, 2007.

Reclassification

The Company has reclassified $4.4 million of deferred rent to current portion of deferred rent on the condensed consolidated balance sheet as of October 28, 2006, in order to conform to current year presentation.

Significant Accounting Policies

Revenue Recognition

For online sales, revenue is recognized at the estimated time goods are received by customers. Based upon an analysis completed by the Company during the first fiscal quarter of 2007, customers typically receive goods within four days of being shipped versus a previously estimated five to seven days. This change in estimate did not have a significant effect on the amount of revenue recognized for online sales during the 39 weeks ended November 3, 2007.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability, which includes consideration of potential obligations arising from state escheatment laws. The Company has not recognized breakage on gift cards, gift certificates and store credits in the condensed consolidated financial statements as of November 3, 2007. The Company’s gift cards, gift certificates and store credits do not have expiration dates. The Company is in the process of analyzing its responsibility to escheat unredeemed gift cards, gift certificates and store credits to various state authorities and historical redemption patterns. The Company may have changes in the estimate of its liability depending on the results of this analysis. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the condensed consolidated balance sheets and was $8.3 million, $8.9 million and $6.9 million at November 3, 2007, February 3, 2007, and October 28, 2006, respectively.

Through its Wet Seal concept, the company has a frequent buyer program that entitles the customer to receive a 10% to 20% discount on all purchases made during a twelve-month period and provides the customer $5-off coupons that may be used on purchases during such period. The annual membership fee of $20 is non-refundable.

The Company historically recognized membership fee revenue under the frequent buyer program on a straight-line basis over the twelve-month membership period due to a lack of sufficient program history to determine customer usage patterns. During November 2007, the Company changed from in-store delivery to e-mail delivery of the program’s $5-off coupons, which eliminated the customer’s ability to use such coupons at the time of initial purchases. The Company believes this change will affect customer usage patterns. The Company also continues to test alternative program structures and may decide to further modify the program in ways that could also affect customer usage patterns. As a result of the recent program change and potential further modifications, the Company believes it is appropriate to maintain straight-line recognition of membership fee revenue. The Company may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales.

Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $11.1 million, $10.1 million and $9.9 million at November 3, 2007, February 3, 2007, and October 28, 2006, respectively.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 3, 2007 and October 28, 2006

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

In the third quarter of 2007, the Company further modified the terms of the Arden B loyalty program whereby, quarterly, the Company converts into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if unredeemed after 60 days.

The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $2.0 million, $1.9 million and $1.7 million at November 3, 2007, February 3, 2007, and October 28, 2006, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record adjustments to the unearned revenue accrual, which would affect net sales.

Marketable Securities

As of November 3, 2007, the Company’s marketable securities consist of auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. The auction rate securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in interest income in the condensed consolidated statements of operations. The Company does not invest in auction rate securities with exposure to the subprime mortgage market. As of November 3, 2007, the Company had no unrealized gains or losses associated with its approximately $60.2 million of auction rate securities investments.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates the Company’s weighted-average cost of capital.

No less frequently than quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 and 39 weeks ended November 3, 2007 indicated that operating losses or insufficient operating income existed at certain retail stores with a projection that the operating losses or insufficient operating income for these locations would continue. As such, the Company recorded non-cash charges of $1.6 million and $1.8 million during the 13 and 39 weeks ended November 3, 2007, respectively, within asset impairment in the condensed consolidated statements of operations to write-down the carrying value of these stores’ long-lived assets to their estimated fair values.

The Company conducted a similar analysis during the 13 and 39 weeks ended October 28, 2006 and the Company concluded that there were no such events or changes in circumstances.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 3, 2007 and October 28, 2006

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

Income Taxes

As of February 3, 2007, the Company had federal net operating loss carryforwards of $161.0 million, of which $10.1 million relates to benefits from the exercise of stock options for which the associated valuation allowance reversal will be recorded to paid-in capital on the consolidated balance sheets if and when reversed. The Company’s federal net operating loss carryforwards begin to expire in 2023. Of these net operating loss carryforwards, $139.5 million was subject to annual utilization limitations as of February 3, 2007, while the remaining $21.5 million was available immediately and was subject to no annual utilization limitations (see below). As of February 3, 2007, the Company also had federal charitable contribution carryforwards of $24.2 million, which begin to expire in 2007, alternative minimum tax credits of $1.0 million, which do not expire, and state net operating loss carryforwards of $163.7 million, which begin to expire in 2009 and are also subject to annual utilization limitations.

Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on our analysis, we had an ownership change on April 1, 2005, which results in Section 382 limitations applying to federal net operating loss carryforwards generated prior to that date, which were approximately $152.9 million. The Company estimates it will have approximately $103.5 million of this “pre-ownership change” federal net operating loss carryforward available within five years after the ownership change, at a rate of approximately $20.7 million annually, with the residual approximate $49.4 million becoming available prior to expiration between 2023 and 2025. Of the $152.9 million, the Company used approximately $13.4 million in fiscal 2006, leaving $139.5 million of the “pre-ownership change” federal net operating loss carryforward still available as of February 3, 2007.

The Company is currently evaluating whether an additional ownership change has occurred during fiscal 2007. If it is determined that this has occurred, the Company’s ability to utilize the $21.5 million of net operating loss carryforwards generated after April 1, 2005, may also be limited.

The Company previously estimated it would have approximately $66.6 million of federal net operating loss carryforwards available to offset taxable income in fiscal 2007. However, $21.5 million of this $66.6 million of federal operating loss carryforwards may be further limited if it is determined that an additional ownership change has occurred. If future taxable income were to exceed the sum of (i) the applicable annual loss limitations, (ii) carryforwards of prior years’ unutilized losses, if any, and (iii) carryforwards of post-ownership change losses, if any, in any given fiscal year, the Company would be required to pay federal and state income taxes on the excess amount in such fiscal year.

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

For the 39 weeks ended November 3, 2007 and October 28, 2006

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

The adoption of FIN 48 had no effect on the Company’s condensed consolidated financial statements. At November 3, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate in future periods. The Company is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.

Effective upon adoption of FIN 48, the Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at November 3, 2007. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

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

For the 39 weeks ended November 3, 2007 and October 28, 2006

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

NOTE 2 – Stock-Based Compensation

The Company had the following two stock incentive plans under which shares were available for grant at November 3, 2007: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of November 3, 2007; however, the 1996 Plan expired during fiscal 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan, the 2000 Plan and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan and 2000 Plan permit the granting of options, restricted common stock, performance shares or other equity-based awards to the Company’s employees, officers, directors and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s shareholders on January 10, 2005, as amended with shareholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A Common Stock. An aggregate of 19,134,704 shares of the Company’s Class A Common Stock have been issued or may be issued pursuant to the Plans. As of November 3, 2007, 342,665 shares were available for future grants.

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

For the 39 weeks ended November 3, 2007 and October 28, 2006

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

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	59.00%	63.00%	59.00%	63.00%
Risk-Free Interest Rate	4.41%	4.89%	4.51%	4.82%
Expected Life of Options (in Years)	6.5	3.5	3.7	3.4

The Company recorded $0.6 million, $1.7 million, $0.5 million and $1.7 million of compensation expense, or $0.01, $0.02, $0.01 and $0.02 per basic and diluted share, related to stock options outstanding during the 13 and 39 weeks ended November 3, 2007, and the 13 and 39 weeks ended October 28, 2006, respectively.

At November 3, 2007, there was $3.0 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over the course of the remaining vesting periods of such options through fiscal 2010.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 39 weeks ended November 3, 2007, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 3, 2007	3,460,020	$7.03
Granted	560,600	$6.38
Exercised	(48,334)	$3.63
Canceled	(554,305)	$6.65

Outstanding at November 3, 2007	3,417,981	$7.00	3.65	$7
Vested and expected to vest in the future at November 3, 2007	3,282,480	$6.94	3.62	$6
Exercisable at November 3, 2007	2,212,459	$7.63	3.31	$3

Options vested and expected to vest in the future is comprised of all options outstanding at November 3, 2007, net of estimated forfeitures.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 3, 2007 and October 28, 2006

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

Additional information regarding stock options outstanding as of November 3, 2007, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of November 3, 2007	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of November 3, 2007	Weighted- Average Exercise Price Per Share
$ 1.77 - $ 3.12	345,834	0.42	$3.07	338,334	$3.10
3.15 - 5.34	389,146	5.26	4.38	170,349	4.39
5.42 - 5.84	835,001	3.10	5.73	455,707	5.77
5.88 - 6.39	553,740	4.55	6.24	181,769	6.05
6.45 - 6.72	425,660	3.01	6.62	232,200	6.72
6.81 - 10.15	342,950	5.19	7.96	323,950	8.02
10.70 - 11.76	353,650	3.95	11.48	338,750	11.48
11.79 - 23.02	172,000	4.15	19.20	171,400	19.23

$ 1.77 - $23.02	3,417,981	3.65	$7.00	2,212,459	$7.63

The weighted-average grant-date fair value of options granted during the 13 and 39 weeks ended November 3, 2007, and the 13 and 39 weeks ended October 28, 2006, was $2.35, $2.86, $2.36 and $2.73, respectively. The total intrinsic value for options exercised during the 39 weeks ended November 3, 2007, and October 28, 2006, was $0.1 million, and less than $0.1 million, respectively.

Cash received from option exercises under all Plans for the 39 weeks ended November 3, 2007, and October 28, 2006, was approximately $0.2 million and less than $0.1 million, respectively. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize its deferred income tax assets.

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

During the 13 and 39 weeks ended November 3, 2007, and the 13 and 39 weeks ended October 28, 2006, the Company granted 590,000, 590,000, none and 294,500 shares, respectively, of restricted common stock to certain employees and directors under the Plans. Restricted common stock awards generally vest over a period of 3 years. The weighted-average grant-date fair value of the restricted common stock granted during the 13 and 39 weeks ended November 3, 2007, was $3.26 per share and during the 39 weeks ended October 28, 2006, was $5.08 per share. The Company recorded approximately $0.5 million, $1.6 million, $0.6 million and $1.7 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 and 39 weeks ended November 3, 2007, and the 13 and 39 weeks ended October 28, 2006, respectively.

During the 13 and 39 weeks ended November 3, 2007, and the 13 and 39 weeks ended October 28, 2006, the Company granted 1,000,000, 1,267,960, none and 60,000 performance shares, respectively, to certain officers under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during the 13 and 39 weeks ended November 3, 2007, and the 39 weeks October 28, 2006, which included consideration of the probability of such shares vesting, was $1.90, $2.74 and $4.30 per share, respectively.

The Company recorded $0.3 million, $0.6 million, $0.1 million and $0.5 million of compensation expense during the 13 and 39 weeks ended November 3, 2007, and the 13 and 39 weeks ended October 28, 2006, respectively, related to performance shares granted to officers.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 3, 2007 and October 28, 2006

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

On October 8, 2007, the Company modified the terms of a performance share grant to the Company’s former chief executive officer, in connection with his departure from the Company, to extend his opportunity to vest in such shares from October 8, 2007, his last day with the Company, to January 31, 2008. The fair value of this change on the modification date was $0.1 million and was included in the performance share compensation expense noted above.

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 39 weeks ended November 3, 2007:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 3, 2007	2,471,500	$2.85
Granted	1,857,960	$2.90
Vested	(604,167)	$3.02
Forfeited	(192,500)	$5.14

Nonvested at November 3, 2007	3,532,793	$2.73

The fair value of restricted common stock and performance shares that vested during the 39 weeks ended November 3, 2007 was $3.7 million.

At November 3, 2007, there was $5.8 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $3.1 million relates to restricted common stock and $2.7 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 2.0 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could potentially change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in its consolidated statements of operations.

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

The following summarizes the store closure reserve activity associated with the store closure charges for the 13 and 39 weeks ended October 28, 2006:

	13 Weeks Ended October 28, 2006	39 Weeks Ended October 28, 2006
Balance at beginning of period	$169	$802
Adjustments	—	(640)
Payments	(76)	(69)

Balance at end of period	$93	$93

As of February 3, 2007, the store closure reserve balance was zero. The store closure activities associated with the store closure reserves were completed during fiscal 2006.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 3, 2007 and October 28, 2006

(Unaudited)

NOTE 4 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of November 3, 2007. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The Facility ranks senior in right of payment to the Company’s Secured Convertible Notes (the “Notes”). Borrowings under the Facility are secured by all presently owned and hereafter acquired assets of the Company and two of its wholly-owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility. The obligations of the Company and the subsidiary borrowers under the Facility are guaranteed by another wholly-owned subsidiary of the Company, Wet Seal GC, Inc.

At November 3, 2007, the amount outstanding under the Facility consisted of $8.6 million in open documentary letters of credit related to merchandise purchases and $1.7 million in outstanding standby letters of credit, and the Company had $24.7 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

During the 39 weeks ended October 28, 2006, investors in the Company’s Notes converted $22.6 million of the Notes into 15,094,982 shares of Class A common stock. As a result of these conversions, the Company recorded net non-cash interest charges of $18.2 million during the 39 weeks ended October 28, 2006, to write-off a ratable portion of unamortized debt discount, deferred financing costs and accrued interest associated with the Notes. During the 39 weeks ended November 3, 2007, and October 28, 2006, investors also exercised portions of outstanding common stock warrants, resulting in the issuance of 909,752 and 855,000 shares of Class A common stock in exchange for $2.3 million and $2.1 million, respectively, of proceeds to the Company.

During the 39 weeks October 28, 2006, investors in the Company’s Convertible Preferred Stock (the “Preferred Stock”) converted $0.2 million of Preferred Stock into 73,000 shares of Class A common stock.

At November 3, 2007, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

NOTE 5 – Consulting Agreement

From late 2004 through the end of fiscal 2006, the Company used the assistance of a consultant with its merchandising initiatives for its Wet Seal concept. On July 6, 2005, the Company entered into a related consulting agreement and an associated stock award agreement (the “Stock Award Agreement”) with the consultant that expired on January 31, 2007.

Under the terms of the consulting agreement and Stock Award Agreement, the Company recorded charges of $4.4 million and $7.5 million in non-cash stock compensation, and $0.3 million and $0.9 million in cash charges, within general and administrative expenses in its condensed consolidated statements of operations during the 13 and 39 weeks ended October 28, 2006, respectively.

As of November 3, 2007, the consultant may still vest in up to 1.4 million performance shares under the Stock Award Agreement. The consultant will be required to forfeit any of these performance shares that remain unvested on January 1, 2008.

Due to the completion of the consulting agreement term as of the end of fiscal 2006 and the requirement that the Company deliver shares as physical settlement if and when vesting occurs, in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods and Services,” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” during the 39 weeks ended November 3, 2007, the Company incurred no consulting expense or credit, and in future periods will incur no additional consulting expense or credit with respect to the unvested performance shares, regardless of the eventual vesting or non-vesting of such performance shares remaining as of November 3, 2007.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 3, 2007 and October 28, 2006

(Unaudited)

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

Diluted earnings per share for the 39 weeks ended November 3, 2007, and the 13 weeks ended October 28, 2006, have been computed assuming the conversion of the Notes and Preferred Stock and through application of the “treasury stock” method with respect to other dilutive securities. In accordance with EITF Issue No. 03-6, however, the “if-converted” method, whereby interest costs associated with the Notes and Preferred Stock, net of income tax effects, would be added back to the numerator in the calculation, has not been applied to these securities to calculate diluted earnings per share since the effect would be anti-dilutive. For the 39 weeks ended November 3, 2007, and the 13 weeks ended October 28, 2006, such interest costs not added back to the numerator in the diluted earnings per share calculation were $0.7 million and $0.7 million, respectively.

The effect of the two-class method with respect to the Notes and Preferred Stock is dilutive for the 39 weeks ended November 3, 2007, and the 13 weeks ended October 28, 2006. Such method would be anti-dilutive, and is thus not applied, for the 13 weeks ended November 3, 2007, and the 39 weeks ended October 28, 2006. The following table summarizes the allocation of undistributed earnings among Class A Common Stock, the Notes and the Preferred Stock, using the two-class method for the 39 weeks ended November 3, 2007, and the 13 weeks ended October 28, 2006, and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Numerator:
Net income (loss)	$(3,319)	$2,401	$11,024	$(7,180)
Less: Undistributed earnings allocable to -
Notes	—	(403)	(608)	—
Preferred Stock	—	(83)	(82)	—

Net income (loss) allocable to Class A common stock	$(3,319)	$1,915	$10,334	$(7,180)

Denominator:
Denominator for basic earnings (loss) per share – weighted-average Class A common stock outstanding	90,014,566	72,976,557	91,517,322	70,176,210
Notes weighted-average shares outstanding	—	15,352,960	5,385,918	—
Preferred Stock weighted-average shares outstanding	—	3,147,000	722,333	—
Other dilutive securities:
Stock options	—	151,934	178,243	—
Stock warrants	—	7,983,393	3,977,298	—
Restricted stock and performance shares	—	1,881,245	675,599	—

Denominator for diluted earnings (loss) per share	90,014,566	101,493,089	102,456,713	70,176,210

Basic earnings (loss) per share – Class A common stock	$(0.04)	$0.03	$0.11	$(0.10)

Diluted earnings (loss) per share	$(0.04)	$0.02	$0.11	$(0.10)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 3, 2007 and October 28, 2006

(Unaudited)

NOTE 6 – Net Income (Loss) Per Share (Continued)

The computations of diluted earnings and loss per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been anti-dilutive or, in the case of performance shares for the 39 weeks ended November 3, 2007, and the 13 weeks ended October 28, 2006, because they did not meet the criteria in SFAS No. 128 for inclusion of contingently issuable shares in diluted earnings per share as of November 3, 2007, and October 28, 2006:

	13-Week Period Ended		39-Week Period Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Stock options outstanding	3,417,981	3,183,401	2,773,857	4,099,797
Nonvested restricted stock awards	1,442,333	12,000	590,000	4,149,881
Performance shares	3,490,460	2,260,000	3,490,460	6,100,000
Stock issuable upon conversion of secured convertible notes	5,385,918	—	—	32,845,366
Stock issuable upon conversion of preferred stock	722,333	—	—	3,500,999
Stock issuable upon exercise of warrants -
June 2004 warrants	2,109,275	—	—	2,109,275
Series B warrants	494,466	—	—	2,140,824
Series C warrants	1,245,536	—	—	4,411,607
Series D warrants	2,242,989	—	—	4,607,678
Series E warrants	6,549,107	—	—	7,500,000

Total	27,100,398	5,455,401	6,854,317	71,465,427

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of November 3, 2007, and October 28, 2006, would have resulted in proceeds to the Company of $45.9 million and $65.4 million, respectively. However, in limited circumstances, the warrant holders may choose “cashless exercise,” as defined in the associated warrant agreements, in which case the Company would receive no cash proceeds upon exercise in exchange for the issuance by the Company of fewer shares of Class A common stock.

NOTE 7 – Commitments and Contingencies

Between August 26, 2004, and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”) on behalf of persons who purchased the Company’s Class A common stock between January 7, 2003, and August 19, 2004. The Company and certain of its former directors and former executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that the defendants, including the Company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal concept and return that concept to profitability. The consolidated complaint also alleges that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, the plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. The Company filed a motion to dismiss the amended complaint on January 25, 2006. A court hearing on this motion was held on October 23, 2006. On August 28, 2007, the consolidated class action complaint was dismissed without leave to amend in the United States District Court. On September 28, 2007, the plaintiff appealed this decision to the Ninth Circuit Court of Appeals. There can be no assurance that this litigation will be resolved in a favorable manner. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at November 3, 2007.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 3, 2007 and October 28, 2006

(Unaudited)

NOTE 7 – Commitments and Contingencies (Continued)

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. The Company is expecting final court approval in January 2008. As of November 3, 2007, the Company had accrued within accrued liabilities on its condensed consolidated balance sheet an amount that approximates this settlement amount.

In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California, Southern Division alleging violations of The Fair Credit Reporting Act (the “Act”), and in February 2007 a class action complaint was filed against the Company alleging similar violations in United States District Court, Central District of California, Western Division. Both parties in the February 2007 complaint have agreed to dismiss the complaint with prejudice. The Act provides in part that portions of the credit card number may not be printed together with expiration dates on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise, damages are limited to actual losses incurred by the card holder. On December 11, 2007, the Company reached a tentative agreement to settle this complaint for less than $0.1 million. The Company expects final approval in December 2007. As of November 3, 2007, the Company had accrued an amount that approximates this settlement amount within accrued liabilities on its condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from May 21, 2003, through May 21, 2007. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at November 3, 2007.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of November 3, 2007, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

NOTE 8 – Treasury Stock

On March 28, 2007, the Company’s board of directors authorized the repurchase of up to 4.0 million of the outstanding shares of the Company’s Class A common stock. There is currently no expiration date for this repurchase authorization. Pursuant to this authorization, during the 39 weeks ended November 3, 2007, the Company repurchased 3,593,700 shares of its Class A common stock, via open market transactions, at an average market price of $5.55, for a total cost, including commissions, of approximately $20.1 million. For the time being, the Company’s board of directors has suspended management’s authority to make further share repurchases under the March 28, 2007, authorization.

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

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 15 to 35. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B”. As of November 3, 2007, we operated 490 retail stores in 47 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

We consider the following to be key indicators in evaluating our performance:

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

Gross margins—We analyze the components of gross margin, specifically cumulative mark-on, markups, markdowns, buying costs, distribution costs, shrink and store occupancy costs. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or in inventory shrink, or an inability to generate sufficient sales leverage on other components of cost of sales could have an adverse impact on our gross margin results and results of operations.

Operating income (loss)—We view operating income (loss) as a key indicator of our success. The key drivers of operating income (loss) are comparable store sales, gross margins, and the changes we experience in operating costs.

Cash flow and liquidity (working capital)—We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs.

Store Formats

Wet Seal. Wet Seal is a junior apparel brand for teenage girls that seek fashion-first clothing with a target customer age of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced fashionable apparel and accessories. Wet Seal stores average approximately 4,000 square feet in size. As of November 3, 2007, we operated 396 Wet Seal stores.

Arden B. Arden B is a fashion brand for the sophisticated feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 35 and seeks to deliver contemporary collections of branded fashion separates and accessories for various aspects of the customers’ lifestyles. Arden B stores average approximately 3,200 square feet in size. As of November 3, 2007, we operated 94 Arden B stores.

Internet Operations. In 1999, we established Wet Seal online, a web-based store located at www.wetseal.com, offering Wet Seal merchandise to customers over the Internet. In August 2002, we expanded our online operations with the launch of www.ardenb.com, offering Arden B apparel and accessories comparable to those carried in the stores. Our online stores are designed to serve as an extension of the in-store experience, and offer a wide selection of merchandise, which helps expand in-store sales. In fiscal 2006 and for the 39 weeks ended November 3, 2007, we experienced rapid growth in our online sales and we will continue to develop our Wet Seal and Arden B websites to increase their effectiveness in marketing our brands.

Current Trends and Outlook

Our comparable store sales decreased 3.4% for the 13 weeks ended November 3, 2007 primarily as a result of continued softness in average store transaction counts and lower than anticipated full-priced selling at both our Wet Seal and Arden B concepts. We believe these overall traffic trends may continue through the fiscal fourth quarter and are planning our merchandise inventories and managing our costs with this expectation. During the 13 weeks ended November 3, 2007 we aggressively marked down inventories in our stores to appropriately position our inventory as we enter the holiday season. The holiday season begins the week of Thanksgiving and ends the first Saturday after Christmas. During the 4 weeks ended December 1, 2007, the first fiscal month of our fourth quarter, we experienced a 1.7% decrease in comparable store sales.

Our long term strategy is to expand our existing retail store base, return to positive comparable store sales growth, revive the Arden B business and expand our online business. We are also taking several steps to drive higher sales productivity in our retail stores, including improved store layout and visual displays, and have embarked on several initiatives to improve gross margins, including efforts to optimize sourcing of merchandise, enhance our inventory planning and allocation functions, better align merchandise mix with customer wants, rationalize our vendor base and improve supply chain efficiency through better coordination among and within our vendor, internal distribution and store operations organizations.

Our operating performance since fiscal 2005 has resulted in increased liquidity and improved credit standing with suppliers. However, we may experience future declines in comparable store sales or may be unsuccessful in executing some or all of our business strategy. If our comparable store sales drop significantly for an extended period of time, or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could impact our results of operations and operating cash flow, and we may be forced to seek alternatives to address cash constraints, including seeking debt and/or equity financing.

Appointment of New President and Chief Executive Officer and Chief Financial Officer

As we previously announced, Mr. Joel N. Waller, our former president, chief executive officer and chairman of our board of directors, resigned from the Company and Mr. Edmond S. Thomas was appointed as president and chief executive officer of the Company, effective October 8, 2007.

Additionally, as we previously announced, we recently appointed Steven H. Benrubi as our new chief financial officer effective as of September 21, 2007.

Store Openings and Closures

During the 39 weeks ended November 3, 2007, we opened 61 and closed three Wet Seal stores and opened five and closed three Arden B stores. We believe future store closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease. Including net store openings already completed through November 3, 2007, we expect to open approximately 67 new Wet Seal and/or Arden B stores, net of closings, during fiscal 2007. During November 2007, we announced our intention to slow our annual net store count growth rate, from approximately 15% in fiscal 2007 to approximately 5% in fiscal 2008, to allow time to re-assess our real estate strategy and build our backlog of store opening opportunities.

Stock-Based Compensation

Effective January 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations, including charges of $4.4 million and $7.5 million associated with the merchandising consultant performance shares (see below) during the 13 and 39 weeks ended October 28, 2006, respectively:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Cost of sales	$124	$246	$573	$748
Selling, general and administrative expenses	1,309	5,379	3,381	10,687

Stock-based compensation	$1,433	$5,625	$3,954	$11,435

Merchandising Consultant

From late 2004 through the end of fiscal 2006, we used the assistance of a consultant with our merchandising initiatives for our Wet Seal concept. On July 6, 2005, we entered into a related consulting agreement and an associated stock award agreement (the “Stock Award Agreement”) with the consultant that expired on January 31, 2007.

Under the terms of the consulting agreement and Stock Award Agreement, we recorded charges of $4.4 million and $7.5 million in non-cash stock compensation, and $0.3 million and $0.9 million in cash charges, within general and administrative expenses in our condensed consolidated statements of operations during the 13 and 39 weeks ended October 28, 2006, respectively.

As of November 3, 2007, the consultant may still vest in up to 1.4 million performance shares under the Stock Award Agreement. The consultant will be required to forfeit any of these performance shares that remain unvested on January 1, 2008.

Due to the completion of the consulting agreement term as of the end of fiscal 2006 and the requirement that we deliver shares as physical settlement if and when vesting occurs, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods and Services,” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” during the 39 weeks ended November 3, 2007, we incurred no consulting expense or credit, and in future periods will incur no additional consulting expense or credit with respect to the unvested performance shares, regardless of the eventual vesting or non-vesting of such performance shares remaining as of November 3, 2007.

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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, impairment of goodwill, stock-based compensation, income taxes, insurance reserves, marketable securities and derivative financial instruments. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. However, we have made a change in estimate affecting revenue recognition with respect to the amount of time it takes for shipments of merchandise we sell online to be received by customers, and we have taken into consideration certain recent developments and their impact on revenue recognition for our frequent buyer program membership fees. The following updates the Form 10-K discussion about our critical accounting policies regarding revenue recognition, as well as provides a discussion about our critical accounting policies with respect to marketable securities, long-lived assets and factors that may limit our ability to utilize net operating loss carryforwards to offset income taxes payable.

Revenue Recognition

For online sales, revenue is recognized at the estimated time goods are received by customers. Based upon an analysis completed by us during the first fiscal quarter of 2007, online customers typically receive goods within four days of shipment versus a previously estimated five to seven days. This change in estimate did not have a significant effect on the amount of revenue recognized for online sales during the 39 weeks ended November 3, 2007.

We recognize the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates and store credits until we are released from such liability, which includes consideration of potential obligations arising from state escheatment laws. We have not recognized breakage on gift cards, gift certificates and store credits in the condensed consolidated financial statements as of November 3, 2007. Our gift cards, gift certificates and store credits do not have expiration dates. We are in the process of analyzing our responsibility to escheat unredeemed gift cards, gift certificates and store credits to various state authorities and historical redemption patterns. We may have changes in the estimate of our liability depending on the results of this analysis. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the condensed consolidated balance sheets and was $8.3 million, $8.9 million and $6.9 million at November 3, 2007, February 3, 2007, and October 28, 2006, respectively.

Through our Wet Seal concept, we have a frequent buyer program that entitles the customer to receive a 10% to 20% discount on all purchases made during a twelve-month program period and provides the customer $5-off coupons that may be used on purchases during such period. The annual membership fee of $20 is non-refundable.

We have historically recognized membership fee revenue under the frequent buyer program on a straight-line basis over the twelve-month membership period due to a lack of sufficient program history to determine customer usage patterns. During November 2007, we changed from in-store delivery to e-mail delivery of the program’s $5-off coupons, which eliminated the customer’s ability to use such coupons at the time of initial purchases. We believe this change will affect customer usage patterns. We also continue to test alternative program structures and may decide to further modify the program in ways that could also affect customer usage patterns. As a result of the recent program change and potential further modifications, we believe it is appropriate to maintain straight-line recognition of membership fee revenue. We may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales.

Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $11.1 million, $10.1 million and $9.9 million at November 3, 2007, February 3, 2007, and October 28, 2006, respectively.

We maintain a customer loyalty program at Arden B. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Estimated merchandise redemptions are accrued as unearned revenue and recorded as a reduction of sales as points are accumulated by the member.

In the first quarter of 2006, we modified the terms of the Arden B loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, we also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either two or twelve months from the program change date. This resulted in a reduction to our estimate of ultimate award redemptions under the program. In the second quarter of 2006, we further reduced our estimate of ultimate redemptions based upon lower than anticipated redemption levels during the quarter under the program’s revised terms. As a result, during the 13 and 39 weeks ended October 28, 2006, respectively, we recorded no benefit and a benefit of $3.7 million, which was recorded as an increase to net sales and a decrease to accrued liabilities.

In the third quarter of 2007, we further modified the terms of the Arden B loyalty program whereby, quarterly, we convert into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if unredeemed after 60 days.

The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $2.0 million, $1.9 million and $1.7 million at November 3, 2007, February 3, 2007, and October 28, 2006, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record further adjustments to the unearned revenue accrual, which would affect net sales.

Marketable Securities

As of November 3, 2007, our marketable securities consist of auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. The auction rate securities are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in interest income in the condensed consolidated statements of operations. We do not invest in auction rate securities with exposure to the subprime mortgage market. As of November 3, 2007, we had no unrealized gains or losses associated with its approximately $60.2 million of auction rate securities investments. However, future changes in the fair value of our investments in marketable securities could require recognition of unrealized gains or losses, which could have a significant effect on our financial position and results of operations.

Long-Lived Assets

We evaluate the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates our weighted-average cost of capital.

No less frequently than quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Our evaluations during the 13 and 39 weeks ended November 3, 2007 indicated that operating losses or insufficient operating income existed at certain retail stores with a projection that the operating losses or insufficient operating income for these locations would continue. As such, we recorded non-cash charges of $1.6 million and $1.8 million during the 13 and 39 weeks ended November 3, 2007, respectively, within asset impairment in the condensed consolidated statements of operations to write-down the carrying value of these stores’ long-lived assets to their estimated fair values.

We conducted a similar analysis during the 13 and 39 weeks ended October 28, 2006 and we concluded that there were no such events or changes in circumstances.

Income Taxes

As of February 3, 2007, we had federal net operating loss carryforwards of $161.0 million, of which $10.1 million relates to benefits from the exercise of stock options for which the associated valuation allowance reversal will be recorded to paid-in capital on the consolidated balance sheets if and when reversed. Our federal net operating loss carryforwards begin to expire in 2023. Of these net operating loss carryforwards, $139.5 million was subject to annual utilization limitations as of February 3, 2007, while the remaining $21.5 million was available immediately and was subject to no annual utilization limitations (see below). As of February 3, 2007, we also had federal charitable contribution carryforwards of $24.2 million, which begin to expire in 2007, alternative minimum tax credits of $1.0 million, which do not expire, and state net operating loss carryforwards of $163.7 million, which begin to expire in 2009 and are also subject to annual utilization limitations.

Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on our analysis, we had an ownership change on April 1, 2005, which results in Section 382 limitations applying to federal net operating loss carryforwards generated prior to that date, which were approximately $152.9 million. We estimate we will have approximately $103.5 million of this “pre-ownership change” federal net operating loss carryforward available within five years after the ownership change, at a rate of approximately $20.7 million annually, with the residual approximate $49.4 million becoming available prior to expiration between 2023 and 2025. Of the $152.9 million, we used approximately $13.4 million in fiscal 2006, leaving $139.5 million of the “pre-ownership change” federal net operating loss carryforward still available as of February 3, 2007.

We are currently evaluating whether an additional ownership change has occurred during fiscal 2007. If it is determined that this has occurred, our ability to utilize the $21.5 million of net operating loss carryforwards generated after April 1, 2005, may also be limited.

We previously estimated we would have approximately $66.6 million of federal net operating loss carryforwards available to offset taxable income in fiscal 2007. However, $21.5 million of this $66.6 million of federal operating loss carryforwards may be further limited if it is determined that an additional ownership change has occurred. If future taxable income were to exceed the sum of (i) the applicable annual loss limitations, (ii) carryforwards of prior years’ unutilized losses, if any, and (iii) carryforwards of post-ownership change losses, if any, in any given fiscal year, we would be required to pay federal and state income taxes on the excess amount in such fiscal year.

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

The adoption of FIN 48 had no effect on our condensed consolidated financial statements. At November 3, 2007, we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods. We are currently unaware of any issues under review that could result in significant payments, accruals or material deviations from our recognized tax positions.

Effective upon adoption of FIN 48, we recognize interest and penalties accrued related to unrecognized tax benefits and penalties within our provision for income taxes. We had no such interest and penalties accrued at November 3, 2007. Prior to our adoption of FIN 48, we recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

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

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week and 39-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.4	66.4	67.3	65.4

Gross margin	28.6	33.6	32.7	34.6
Selling, general and administrative expenses	30.6	32.2	30.4	32.2
Store closure adjustments	—	—	—	(0.2)
Asset impairment	1.0	—	0.4	—

Operating income (loss)	(3.0)	1.4	1.9	2.6
Interest income (expense), net	0.7	0.3	0.8	(4.4)

Income (loss) before provision (benefit) for income taxes	(2.3)	1.7	2.7	(1.8)
Provision (benefit) for income taxes	(0.1)	—	0.1	—

Net income (loss)	(2.2)%	1.7%	2.6%	(1.8)%

Thirteen Weeks Ended November 3, 2007, Compared to Thirteen Weeks Ended October 28, 2006

Net sales

13 Weeks Ended November 3, 2007	Change From Prior Fiscal Period	13 Weeks Ended October 28, 2006
($ in millions)
Net sales	$150.3	$7.0	4.9%	$143.3
Comparable store sales decrease	(3.4)%

Net sales for the 13 weeks ended November 3, 2007, increased as a result of the following:

•	An increase in the number of stores open, from 416 stores as of October 28, 2006, to 490 stores as of November 3, 2007; and

•	An increase of $1.4 million in net sales for our Internet business compared to the prior year, which is not a factor in calculating our comparable store sales.

However, these factors were partially offset by the decrease of 3.4% in comparable store sales.

Cost of sales

13 Weeks Ended November 3, 2007	Change From Prior Fiscal Period	13 Weeks Ended October 28, 2006
($ in millions)
Cost of sales	$107.2	$12.1	12.7%	$95.1
Percentage of net sales	71.4%	5.0%	66.4%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, and rent and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales increased in dollars primarily as a result of increased merchandise costs associated with the 4.9% increase in net sales and an increase in occupancy costs due to our increase in store count. Cost of sales increased as a percentage of net sales primarily due to a decrease in merchandise margin as a percentage of sales. The merchandise margin decreased due to an increase in markdown rates, as a result of additional promotional activity and permanent markdowns in response to the competitive environment experienced during the quarter, partially offset by higher initial markup rates compared to the prior year. Cost of sales as a percentage of sales was also negatively impacted by a deleveraging effect on store occupancy costs resulting from our comparable store sales decrease, as well as by $0.5 million of pre-opening costs for our new stores incurred during the 13 weeks ended November 3, 2007, associated with stores opened and/or under construction during the period, versus $0.3 million of such costs incurred in the prior year.

Selling, general and administrative expenses (SG&A)

13 Weeks Ended November 3, 2007	Change From Prior Fiscal Period	13 Weeks Ended October 28, 2006
($ in millions)
Selling, general and administrative expenses	$45.9	$(0.2)	(0.4)%	$46.1
Percentage of net sales	30.6%	(1.6)%	32.2%

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

Selling expenses increased approximately $2.8 million over the prior year.

The following contributed to the current year increase in selling expenses:

•

A $2.1 million increase in payroll and benefits costs as a result of an increase in number of stores as noted above, the impact of store labor during pre-opening periods for stores under construction and/or opened during the current quarter and an increase in claim costs in our employee health care plan, primarily associated with one case;

•	A $0.4 million increase in advertising and marketing expenditures;

•	A $0.2 million increase in merchandise delivery costs; and

•	A $0.3 million increase in credit card and other banking fees.

However, these increases were partially offset by a $0.2 million decrease in inventory service costs.

General and administrative expenses decreased approximately $3.0 million from the prior year to $9.8 million.

The following contributed to the current year decrease in general and administrative expenses:

•

Expiration of the July 2005 merchandising consultant agreement at the end of fiscal 2006, for which we incurred non-cash stock compensation charges of $4.4 million and cash compensation charges of $0.3 million, in the prior year.

However, the decrease in general and administrative expenses was partially offset by the following increases:

•	A $0.7 million increase as a result of a separation agreement upon departure of our former chief executive officer;

•	A $0.5 million increase in recruiting fees, primarily associated with our search for a new chief executive officer; and

•	A $0.5 million increase in corporate payroll due to achievement of full staffing in several corporate support functions.

Asset impairment

	13 Weeks Ended November 3, 2007	Change From Prior Fiscal Period		13 Weeks Ended October 28, 2006
		($ in millions)
Asset impairment	$1.6	$1.6	N/A	$—
Percentage of net sales	1.0%		1.0%	0.0%

Based on our quarterly assessment of the carrying value of long-lived assets, during the 13 weeks ended November 3, 2007, we identified 11 retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, as well as wrote down the value of certain capital additions made to previously impaired stores, resulting in non-cash charges of $1.6 million.

As a result of a similar analysis conducted as of October 28, 2006, we incurred no impairment charges at that time.

Interest income, net

13 Weeks Ended November 3, 2007	Change From Prior Fiscal Period	13 Weeks Ended October 28, 2006
($ in millions)
Interest income, net	$1.0	$0.6	177.8%	$0.4
Percentage of net sales	0.7%	0.4%	0.3%

We generated interest income, net, of $1.0 million in the 13 weeks ended November 3, 2007, comprised of:

•	Interest income of $1.3 million from investments in cash and marketable securities;

•	A non-cash credit of $0.1 million from capitalized interest during the construction period on new store openings;

•

Non-cash interest expense of $0.2 million with respect to our secured convertible notes comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal;

•	Non-cash interest expense of $0.1 million to recognize the increase in market value of a derivative liability; and

•	Interest expense of $0.1 million for the amortization of deferred financing costs and the payment of letter of credit fees.

In the 13 weeks ended October 28, 2006, we generated interest income, net, of $0.4 million, comprised of $1.0 million of interest income from investment of cash and a non-cash credit of $0.1 million to interest expense to recognize the decrease in market value of a derivative liability, partially offset by $0.5 million of non-cash interest expense on our secured convertible notes, amortization of deferred financing cost of $0.1 million associated with the Facility and secured convertible notes, and a net accelerated interest charges of $0.1 million upon the conversion of $0.2 million of the secured convertible notes into 100,000 shares of stock.

Provision (benefit) for income taxes

	13 Weeks Ended November 3, 2007	Change From Prior Fiscal Period		13 Weeks Ended October 28, 2006
		($ in millions)
Provision (benefit) for income taxes	$(0.1)	$(0.1)	N/A	$—

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

Thirty-Nine Weeks Ended November 3, 2007, Compared to Thirty-Nine Weeks Ended October 28, 2006

Net sales

39 Weeks Ended November 3, 2007	Change From Prior Fiscal Period	39 Weeks Ended October 28, 2006
($ in millions)
Net sales	$431.6	$33.7	8.5%	$397.9
Comparable store sales decrease	(0.9)%

Net sales for the 39 weeks ended November 3, 2007, increased as a result of the following:

•	An increase in the number of stores open, from 416 stores as of October 28, 2006, to 490 stores as of November 3, 2007; and

•	An increase of $8.9 million in net sales for our Internet business compared to the prior year, which is not a factor in calculating our comparable store sales.

However, these factors were partially offset by our comparable store sales decrease of 0.9% and by the prior year modification of the terms of our Arden B customer loyalty program, which resulted in recognition of sales previously deferred of $3.7 million. This adjustment was not a factor in calculating our comparable store sales.

Cost of sales

39 Weeks Ended November 3, 2007	Change From Prior Fiscal Period	39 Weeks Ended October 28, 2006
($ in millions)
Cost of sales	$290.5	$30.1	11.6%	$260.4
Percentage of net sales	67.3%	1.9%	65.4%

Cost of sales fluctuations to the prior year comparable period will be compared before the effect of the $3.7 million prior year benefit from the modification of the terms or our Arden B customer loyalty program, which resulted in recognition of sales previously deferred with no corresponding cost of sales.

Cost of sales increased in dollars primarily as a result of the increase in net sales and an increase in occupancy costs due to our increase in store count. Cost of sales increased as a percentage of net sales primarily due to a decrease in merchandise margin as a percentage of sales. The merchandise margin decreased due to an increase in markdown rates, as a result of the additional promotional activity and permanent markdowns in the third fiscal quarter in response to competitive environment, partially offset by higher initial markup rates compared to the prior year. Cost of sales as a percentage of sales was also negatively impacted by a deleveraging effect from our comparable store sales decrease as well as $1.3 million of pre-opening costs for our new stores incurred during the 39 weeks ended November 3, 2007, associated with stores under construction and/or opened during the period, versus $0.4 million of such costs incurred in the prior year.

Selling, general and administrative expenses (SG&A)

39 Weeks Ended November 3, 2007	Change From Prior Fiscal Period	39 Weeks Ended October 28, 2006
($ in millions)
Selling, general and administrative expenses	$131.3	$3.3	2.6%	$128.0
Percentage of net sales	30.4%	(1.8)%	32.2%

Selling expenses increased approximately $10.9 million over the prior year.

The following contributed to the current year increase in selling expenses:

•

A $7.1 million increase in payroll and benefits costs as a result of the increase in the number of stores as noted above, the impact of store labor during pre-opening periods for stores under construction and/or opened during the current year and an increase in claim costs in our employee health care plan primarily associated with two cases;

•	A $1.2 million increase in credit card and other banking fees;

•	A $1.0 million increase in Internet production and ordering costs due to higher Internet sales compared to the prior year;

•	A $0.8 million increase in advertising and marketing expenditures;

•	A $0.6 million increase in merchandise delivery costs due to the increased store growth; and

•	A $0.6 million increase in store supply costs.

However, these increases were partially offset by a $0.4 million decrease in inventory service costs.

General and administrative expenses decreased approximately $7.5 million from the prior year to $27.7 million.

The following contributed to the current year change in general and administrative expenses:

•

Expiration of the July 2005 merchandising consultant agreement at the end of fiscal 2006, for which we incurred stock and cash compensation charges of $7.5 million and $0.9 million, respectively, in the prior year;

•	A $0.7 million severance charge in the prior year related to a former executive;

•	A decrease of $0.9 million in legal fees due primarily to a $0.5 million insurance reimbursement and settlement, and a general decrease in the level of legal services; and

•	A $0.7 million decrease in corporate bonus based on our financial performance relative to bonus targets.

However, the decrease in general and administrative expenses was partially offset by the following increases:

•	A $0.7 million increase as a result of a separation agreement upon departure of our former chief executive officer;

•	A $0.7 million increase in recruiting fees, primarily associated with our search for a new chief executive officer;

•	A $1.5 million increase in corporate payroll due to achievement of full staffing in several corporate support functions; and

•	A $0.3 million net increase in other general and administrative costs.

Store closure adjustments

39 Weeks Ended November 3, 2007	Change From Prior Fiscal Period	39 Weeks Ended October 28, 2006
($ in millions)
Store closure adjustments	$—	$0.6	100.0%	$(0.6)
Percentage of net sales	—%	0.2%	(0.2)%

Activity under the 2005 Wet Seal store closure program was completed during fiscal 2006. No activity occurred in store closure costs for the current year versus a credit of $0.6 million in the prior year pertaining to the latter stages of the store closure program.

Asset impairment

	39 Weeks Ended November 3, 2007	Change From Prior Fiscal Period		39 Weeks Ended October 28, 2006
		($ in millions)
Asset impairment	$1.8	$1.8	N/A	$—
Percentage of net sales	0.4%		0.4%	—%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 39 weeks ended November 3, 2007, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, as well as wrote down the value of certain capital additions made to previously impaired stores, resulting in non-cash charges of $1.8 million.

As a result of a similar analyses conducted during the 39 weeks ended October 28, 2006, we incurred no impairment charges at those times.

Interest income (expense), net

39 Weeks Ended November 3, 2007	Change From Prior Fiscal Period	39 Weeks Ended October 28, 2006
($ in millions)
Interest income (expense), net	$3.4	$20.8	119.8%	$(17.4)
Percentage of net sales	0.8%	5.2%	(4.4)%

We generated interest income, net, of $3.4 million in the 39 weeks ended November 3, 2007, comprised of:

•	Interest income of $4.2 million from investments in cash and marketable securities;

•	Non-cash credits of $0.1 million from capitalized interest during the construction period on new store openings;

•

Non-cash interest expense of $0.6 million with respect to our secured convertible notes comprised primarily of discount amortization with the nominal residual comprised of annual interest at 3.76%, which we have elected to add to principal;

•	Amortization of deferred financing costs of $0.1 million associated with the Facility and secured convertible notes;

•	Non-cash interest expense of $0.1 million to recognize the increase in market value of a derivative liability; and

•	Interest expense of $0.1 million in letter of credit fees.

In the 39 weeks ended October 28, 2006, we incurred interest expense, net, of $17.4 million, comprised of $18.2 million of net accelerated interest charges upon investor conversions into Class A common stock of $22.6 million of our secured convertible notes, $0.2 million associated with the Facility and a since repaid term loan thereunder, $0.2 million to write-off unamortized deferred financing costs, $0.1 million cash interest expense for a prepayment penalty upon our repayment of an $8.0 million term loan in March 2006, $1.7 million of interest on our secured convertible notes and discount amortization, and $0.4 million of deferred financing cost associated with the placement of the Facility, term loan and secured convertible notes, partially offset by $3.1 million of interest income from investment of cash and a non-cash interest credit of $0.3 million to recognize a decrease in the market value of a derivative liability associated with the secured convertible notes.

Provision (benefit) for income taxes

	39 Weeks Ended November 3, 2007	Change From Prior Fiscal Period		39 Weeks Ended October 28, 2006
		($ in millions)
Provision (benefit) for income taxes	$0.3	$0.3	N/A	$—

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

Liquidity and Capital Resources

Net cash provided by operating activities was $22.9 million for the 39 weeks ended November 3, 2007, compared to $7.7 million for the same period last year. For the 39 weeks ended November 3, 2007, operating cash flows were directly impacted by our net income of $11.0 million, net non-cash charges (primarily depreciation and amortization and stock-based compensation) of $16.8 million, and a net source of cash from changes in other operating assets and liabilities of $4.3 million, partially offset by an increase in merchandise inventories, net of merchandise accounts payable, of $9.2 million. For the 39 weeks ended November 3, 2007, net cash used in investing activities of $90.8 million was comprised of net investments in marketable securities of $60.2 million and capital expenditures of $30.5 million. Capital expenditures for the period were primarily for new stores and store relocations and remodeling for our Wet Seal concept and for various information technology projects. Capital expenditures do not include a $2.9 million increase since the end of fiscal 2006 in capital assets purchased on account for which we have not yet made payment. We expect to pay nearly all of the total balance of such amounts payable, $6.1 million, during the fourth quarter of fiscal 2007.

We estimate that, in fiscal 2007, capital expenditures will be approximately $40.9 million, primarily for the construction of approximately 78 new stores, remodeling or relocation of existing stores and various other store-related and information technology capital projects. We anticipate receiving approximately $11.6 million in landlord tenant improvement allowances in connection with certain of our new store lease agreements. We anticipate closing approximately 11 stores upon lease expirations during the course of the year, of which we have already closed six stores during the 39 weeks ended November 3, 2007, which would result in a net store count increase of approximately 67 stores in fiscal 2007.

For the 39 weeks ended November 3, 2007, net cash used in financing activities was $17.6 million, comprised primarily of $20.1 million used to repurchase 3.6 million shares of our Class A common stock pursuant to a 4.0 million share repurchase authorization granted by our board of directors on March 28, 2007, partially offset by $2.3 million in proceeds from investor exercises of common stock warrants. For the time being, our board of directors has suspended our authority to make further share repurchases under the March 28, 2007, authorization.

Total cash and cash equivalents at November 3, 2007, was $19.8 million, compared to $105.3 million at February 3, 2007. Combined cash and cash equivalents and marketable securities, which are comprised of highly liquid auction rate securities, totaled $80.1 million as of November 3, 2007.

We maintain a $35.0 million Facility, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. Under the Facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of November 3, 2007. We also incur fees on outstanding letters of credit under the Facility in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The Facility ranks senior in right of payment to our secured convertible notes. Borrowings under the Facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, Inc.

At November 3, 2007, the amount outstanding under the Facility consisted of $8.6 million in open documentary letters of credit related to merchandise purchases and $1.7 million in standby letters of credit. At November 3, 2007, we had $24.7 million available for cash advances and/or for the issuance of additional letters of credit. At November 3, 2007, we were in compliance with all covenant requirements in the Facility.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months. However, we may experience continued declines in comparable store sales or experience other events that negatively affect our operating results. If our comparable store sales drop significantly for an extended period of time, or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could impact our results of operations and operating cash flow. This could also cause a decrease in or elimination of excess availability under the Facility, which could force us to seek alternatives to address cash constraints, including seeking additional debt and/or equity financing.

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

Interest Rate Risk

To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At November 3, 2007, no borrowings were outstanding under the Facility. As of November 3, 2007, we are not a party to any significant derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in US dollars. We only purchase a modest amount of goods from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal. Over a longer period, the impact of such changes could be significant, albeit indirectly, through increased charges in US dollars from our vendors that source their product through international sources.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended November 3, 2007, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Between August 26, 2004, and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California, or the Court, on behalf of persons who purchased our Class A common stock between January 7, 2003, and August 19, 2004. We and certain of our former directors and former executives were named as defendants. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, we failed to disclose and misrepresented material adverse facts that were known to us or disregarded by us. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleges that we violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning our prospects to stem ongoing losses in our Wet Seal concept and return that business to profitability. The consolidated complaint also alleges that our former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of our common stock by La Senza. The consolidated complaint seeks class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. We filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against us in the lawsuit. However, plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. We filed a motion to dismiss the amended complaint on January 25, 2006. A court hearing on this motion was held on October 23, 2006. On August 28, 2007, the consolidated class action complaint was dismissed without leave to amend in the United States District Court. On September 28, 2007, the plaintiff appealed the decision to the Ninth Circuit Court of Appeals. There can be no assurance that this litigation will be resolved in a favorable manner. We are vigorously defending this litigation and are unable to predict the likely outcome in this matter and whether such outcome may have a material adverse effect on our results of operations or financial condition.

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. We were named as defendants. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. We expect final court approval in January 2008. As of November 3, 2007, we had accrued an amount that approximates this settlement amount within accrued liabilities on our condensed consolidated balance sheet.

In January 2007, a class action complaint was filed against us in the Central District of the United States District Court of California, Southern Division alleging violations of The Fair Credit Reporting Act (or “the Act”), and in February 2007 a class action complaint was filed against us alleging similar violations in United States District Court, Central District of California, Western Division. Both parties in the February 2007 complaint have agreed to dismiss the complaint with prejudice. The Act provides in part that expiration dates may not be printed on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On December 11, 2007, we reached a tentative agreement to settle this complaint for less than $0.1 million. We expect final approval in December 2007. As of November 3, 2007, we had accrued an amount that approximates this settlement amount within accrued liabilities on our condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us during the four-year period from May 21, 2003, through May 21, 2007. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at November 3, 2007.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of our pending litigation, we are adequately covered by insurance; however, certain other matters may exist or arise for which we do not have insurance coverage. As of November 3, 2007, we were not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factor represents an addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

We recently hired a new chief executive officer and chief financial officer and these changes in senior management may impact our ability to execute our business strategy in the near term.

We recently appointed Edmond S. Thomas as our new president and chief executive officer and Steven H. Benrubi as our new chief financial officer. Although Mr. Thomas served as the president and chief operating officer of our company from 1992 to 2000 and Mr. Benrubi has most recently served as our vice president and controller, we anticipate that we will experience a transition period as Mr. Thomas becomes fully integrated with the rest of the management team and our board of directors and as Mr. Benrubi assumes his new role.

These recent changes in our senior management team may impact our ability to execute our business strategy in the near term.

We may not be successful in achieving improvements in the business and operations of our company that have been identified by our new management team.

Since his appointment, our new chief executive officer has identified areas in which our company’s business and operations can be improved. Our chief executive officer has focused on increasing comparable store sales for our retail concepts, improving our company’s gross margin, enhancing new store productivity, reviving the Arden B business and expanding our online business.

Although our new chief executive officer is highly qualified and has extensive experience in the retail industry, including with our company, we may not be able to implement our strategy in the desired time frame and/or achieve the intended results and level of improvement desired by our management and board of directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC.
(REGISTRANT)

Date: December 13, 2007	By:	/s/ Edmond S. Thomas
Edmond S. Thomas
President and Chief Executive Officer

Date: December 13, 2007	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer