Form 10-K
period 2008-02-02
WET SEAL INC
filed 2008-04-10
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 4, 2007, was approximately $401,880,000 based on the closing sale price of $4.61 per share as reported on the NASDAQ Global Market on August 3, 2007.

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at April 7, 2008, was 92,205,051. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at April 7, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of this Annual Report incorporates information by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC within 120 days of February 2, 2008.

THE WET SEAL, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended February 2, 2008

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

Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, and/or which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects,” “may,” “will,” or similar expressions. In addition, any statements concerning future financial performance, ongoing divisional strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” below and discussed elsewhere in this Annual Report.

General

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35. As of February 2, 2008, we operated 494 retail stores in 47 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

All references to “we,” “our,” “us,” and “our company” in this Annual Report mean The Wet Seal, Inc. and its wholly owned subsidiaries. All references in this Annual Report to “fiscal 2008,” “fiscal 2007,” “fiscal 2006,” “fiscal 2005,” and “fiscal 2004” mean the fiscal year ending January 31, 2009 and the fiscal years ended February 2, 2008, February 3, 2007, January 28, 2006 and January 29, 2005, respectively. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our corporate web site, www.wetsealinc.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (“SEC”). Our Business Ethics Policy and Code of Conduct is also located within the Corporate Information section of our corporate website. These documents are also available in print to any stockholder who requests a copy from our Investor Relations department. The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, these materials may be obtained at the website maintained by the SEC at www.sec.gov. The content of our websites (www.wetsealinc.com, www.wetseal.com, and www.ardenb.com) is not intended to be incorporated by reference in this Annual Report.

The names “Wet Seal” and “Arden B” (which are registered in the retail store services and other classes) are trademarks and servicemarks of our company. Each trademark, tradename, or servicemark of any other company appearing in this Annual Report belongs to its respective owner.

Business Segments

We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B”. Although the two operating segments are similar in their products, production processes, distribution methods and regulatory environment, they are distinct in their economic characteristics. As a result, we consider these segments as two distinct reportable segments.

Wet Seal. Wet Seal is the junior apparel brand for teenage girls that seek trend-focused and value competitive clothing with a target customer age of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced fashionable apparel and accessories.

Arden B. Arden B is a fashion brand for the feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 35 and seeks to deliver contemporary collections of fashion separates and accessories for various aspects of the customers’ lifestyles.

We maintain a web-based store located at www.wetseal.com, offering Wet Seal merchandise to customers over the internet. We also maintain a web-based store located at www.ardenb.com, offering Arden B apparel and accessories comparable to those carried in the stores. Our online stores are designed to serve as an extension of the in-store experience, and offer a wide selection of merchandise, which helps expand in-store sales. Internet operations for both Wet Seal and Arden B are included in their respective operating segments. In fiscal 2007 and 2006, we experienced rapid growth in both visitor traffic and our online sales and we will continue to develop our Wet Seal and Arden B websites to increase their effectiveness in marketing our brands.

See Note 16 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting, which information is incorporated herein by reference.

Our Stores

Wet Seal stores average approximately 3,900 square feet in size and in fiscal 2007 had average sales per square foot of $314. As of February 2, 2008, we operated 399 Wet Seal stores. Arden B stores average approximately 3,100 square feet in size and in fiscal 2007 had average sales per square foot of $420. As of February 2, 2008, we operated 95 Arden B stores.

In December 2004, we announced the closing of approximately 150 Wet Seal stores as part of our turnaround strategy. We completed our inventory liquidation sales and the closing of 153 Wet Seal stores in March 2005. During fiscal 2005, we scaled back plans to open new stores in an effort to limit capital expenditures and concentrate our efforts on restoring the core business.

During fiscal 2006, we opened 34 and closed four Wet Seal stores and opened four and closed four Arden B stores.

During fiscal 2007, we opened 71 and closed ten Wet Seal stores and opened seven and closed four Arden B stores. We believe future closures for at least the next 12 months following the date of this Annual Report will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease.

We expect our store count to remain relatively flat, or increase nominally, in fiscal 2008 to allow time to re-assess our real estate strategy, build our backlog of store opening opportunities, and maintain focus on managing our existing store base through a challenging retail environment we expect will persist through fiscal 2008. We have approximately 80 existing store leases scheduled to expire in fiscal 2008. We expect to negotiate new leases that will allow us to remain in a substantial majority of these locations. Our ability to increase the number of Wet Seal and Arden B stores in the future will depend, in part, on satisfactory cash flows from existing operations, the demand for our merchandise, our ability to find suitable mall or other locations with acceptable sites and satisfactory terms, and general business conditions. Our management does not believe there are significant geographic constraints on the locations of future stores.

Competitive Strengths

Experienced Management Team is in Place. Although we have recently had changes among our senior management team, the current members of our senior management have extensive knowledge of our business and operations which will be instrumental in driving our company into the next phase of its growth cycle. Mr. Edmond S. Thomas, our new president and chief executive officer, formerly served as the president and chief operating officer of our company from 1992 to 2000. Our new chief financial officer, Steven H. Benrubi, served as our controller for over two years prior to his appointment as chief financial officer. Dyan Jozwick has served as chief merchandise officer for our Wet Seal division for nearly two years. Sharon Hughes, the consultant that we have hired to lead the Arden B merchandising efforts on an interim basis, was an employee of our company from 1990 through 2002. During this period Ms. Hughes was involved in the formation of the Arden B division and held several different merchant roles, including senior vice president of merchandising.

Merchandising Model at Wet Seal is Focused on Fast Fashion at Affordable Prices. At Wet Seal, we have developed considerable expertise in identifying, stocking and selling a broad assortment of fresh, fashionable apparel and accessories at competitive prices. Our buyers work closely with senior management to determine the optimal product selection, promotion and pricing strategy. A significant portion of our merchandise is sourced domestically. This sourcing strategy enables us to ship new merchandise to the stores with high frequency. We also take regular markdowns to effect the rapid sale of slow-moving inventory.

Improved Financial Condition. Since the completion of a recapitalization of our company in May 2005, our financial condition has improved materially. During fiscal 2005, 2006 and 2007, we experienced positive comparable store sales growth, on a consolidated basis, in eight out of twelve fiscal quarters and had positive cash flow from operations in each of those fiscal years.

Due to the improvement in our financial performance since the end of fiscal 2004, we have been able to reduce our outstanding indebtedness. Through fiscal 2007, $47.9 million in principal amount of our convertible notes had been converted into shares of our Class A common stock. We used the proceeds from a May 2005 financing transaction to repay a bridge loan that we received from investors in a January 2005 recapitalization of our company. In addition, in March 2006, we repaid the $8.0 million outstanding balance of a junior secured term loan under our then existing credit facility, and in fiscal 2007 and 2006, we repurchased 3.6 million shares and 2.4 million shares, respectively, of our Class A common stock for $20.1 million and $15.1 million, respectively. As of February 2, 2008, our total debt, net of discount, is $3.6 million, stockholders’ equity is $127.8 million and cash and cash equivalents is $100.6 million.

The improvement in our financial condition gives us the ability to invest in opening new Wet Seal and Arden B stores.

Strategic Review of Business Operations

Since his appointment in October 2007, our new chief executive officer has identified areas in which our company’s business and operations can be improved. Our chief executive officer has focused on increasing comparable store sales for our retail divisions, improving our company’s gross margin, enhancing new store productivity, reviving the Arden B business and expanding our online business. As a result, we have implemented cost-cutting initiatives and identified strategic opportunities regarding merchandise margin, store operations, real estate, marketing, information systems, and physical distribution and transportation. As part of our cost-cutting initiatives, in January 2008, we eliminated 49 positions in our corporate offices, and two positions in field operations, across numerous functional areas.

As part of a strategic review of business operations, we believe we have significant opportunities to improve our business trends and drive sales improvement. The key elements of our opportunities are to:

Improve Merchandise Margin In our Wet Seal division, we have identified opportunities to improve our planning and allocation function, merchandise mix and markdown cadence. During fiscal 2008, we will complete merchandising profiles of each Wet Seal store and integrate them into our planning and allocation function. We plan to improve our assortment planning and size optimization, increase our focus on key merchandise item categories, expand our bottoms offering and add denim brands to the merchandise mix. In our Arden B division, we have identified opportunities to improve inventory management, merchandise mix, and sourcing and to modify price points, where appropriate. We plan to better align our merchandise mix with customer needs through improving the balance of wear-to-work, everyday and occasion apparel, and adding fashion basics across key merchandise item categories. Additionally, we will reassess our sourcing process and employ more consistent pricing practices and improved promotional disciplines.

Improve Store Operations Our store operation opportunities include an improved alignment of incentive compensation with selling performance, better utilization of customer feedback and improved performance in under-producing new stores. We plan to establish stronger accountability by developing incentive plans aligned with store sales growth and store profitability. We will evaluate store tasks to determine if excess tasks can be eliminated to facilitate greater focus on sales. We will realign operations management of both the Wet Seal and Arden B divisions to reduce costs. Finally, we plan to employ more detailed analysis and monitoring of new store performance.

Improve Real Estate We will seek to improve our new store economics and address pressure from rising occupancy and store construction costs. Additionally, we plan to test off-mall locations by opening a small number of stores in regional “power centers” during fiscal 2008. We plan to rebuild the pipeline for store growth and rationalize current deals in the pipeline, which we estimate will reduce fiscal 2008 store openings to approximately 20 to 25 stores.

Improve Marketing We believe we have opportunity to improve our marketing planning and alignment of our messages to the divisional merchandising strategies. We are developing specific plans for each division for fiscal 2008. We intend to place more emphasis on visual merchandising, direct marketing and grass roots marketing, while reducing our magazine advertising, as we believe there is a much better return on investment in the grass roots approach. We also intend to increase emphasis on direct mail and heighten our focus on customer acquisition. Additionally, we intend to increase our use of internet marketing to drive increased store traffic.

Improve Information Systems We believe we have opportunity to reduce costs and improve the efficiency of our information systems. We will conduct an independent review of our information systems infrastructure to determine immediate cost savings. Additionally, we will develop short term and long term information systems strategies and install improved project management and cost controls.

Improve Physical Distribution and Transport Our physical distribution and transport opportunities include facilitating more efficient store operations by resuming daily shipping to stores and, eventually, delivering merchandise to stores that is “floor-ready.”

Resume Our Positive Comparable Store Sales Trend From fiscal 2005 through 2006, we experienced seven out of eight quarters of positive comparable store sales results, on a consolidated basis, versus the negative comparable store sales trends of fiscal 2004. These improvements resulted primarily from increased transaction counts and the number of items purchased per customer, partially offset by a decrease in average retail price per item sold due to a change in pricing strategy. After positive comparable store sales results in the first quarter of fiscal 2007, we have experienced three consecutive quarters of comparable store sales declines, on a consolidated basis, in the low single digits. In fiscal 2007, we experienced a 1.1% decrease in comparable store sales principally due to decreases in the number of transactions generated per store and the number of items purchased per customer.

TOTAL COMPANY MONTHLY COMPARABLE STORE SALES
Jan-04	-21.5%	Jan-05	8.2%	Jan-06	51.4%	Jan-07	3.6%	Jan-08	-5.7%
Feb-04	-12.5%	Feb-05	16.4%	Feb-06	29.3%	Feb-07	5.0%
Mar-04	-21.1%	Mar-05	36.3%	Mar-06	16.2%	Mar-07	10.9%
Apr-04	-16.8%	Apr-05	35.7%	Apr-06	17.0%	Apr-07	-9.6%
May-04	-7.8%	May-05	56.9%	May-06	-8.3%	May-07	1.9%
Jun-04	-10.1%	Jun-05	59.3%	Jun-06	-4.0%	Jun-07	0.7%
Jul-04	-14.7%	Jul-05	50.9%	Jul-06	6.4%	Jul-07	-7.2%
Aug-04	-14.8%	Aug-05	48.3%	Aug-06	8.7%	Aug-07	1.7%
Sep-04	-8.0%	Sep-05	44.9%	Sep-06	5.8%	Sep-07	-7.0%
Oct-04	-15.5%	Oct-05	46.6%	Oct-06	7.5%	Oct-07	-5.4%
Nov-04	-19.5%	Nov-05	51.5%	Nov-06	5.5%	Nov-07	-1.7%
Dec-04	-11.8%	Dec-05	38.5%	Dec-06	1.3%	Dec-07	0.6%

WET SEAL MONTHLY COMPARABLE STORE SALES
Jan-04	-35.7%	Jan-05	18.9%	Jan-06	83.7%	Jan-07	5.8%	Jan-08	-1.1%
Feb-04	-25.5%	Feb-05	27.1%	Feb-06	47.9%	Feb-07	5.2%
Mar-04	-32.2%	Mar-05	51.9%	Mar-06	26.0%	Mar-07	14.0%
Apr-04	-27.0%	Apr-05	55.7%	Apr-06	20.1%	Apr-07	-10.0%
May-04	-17.5%	May-05	79.2%	May-06	-5.0%	May-07	3.1%
Jun-04	-21.7%	Jun-05	95.4%	Jun-06	-4.0%	Jun-07	2.8%
Jul-04	-26.0%	Jul-05	89.9%	Jul-06	8.1%	Jul-07	-6.0%
Aug-04	-22.5%	Aug-05	74.8%	Aug-06	8.6%	Aug-07	5.4%
Sep-04	-16.5%	Sep-05	81.0%	Sep-06	8.3%	Sep-07	-4.7%
Oct-04	-24.3%	Oct-05	91.3%	Oct-06	8.7%	Oct-07	-3.7%
Nov-04	-24.5%	Nov-05	89.0%	Nov-06	7.3%	Nov-07	0.0%
Dec-04	-21.0%	Dec-05	69.4%	Dec-06	2.1%	Dec-07	4.8%

ARDEN B MONTHLY COMPARABLE STORE SALES
Jan-04	29.2%	Jan-05	-4.5%	Jan-06	5.2%	Jan-07	-2.7%	Jan-08	-21.2%
Feb-04	37.2%	Feb-05	0.6%	Feb-06	-4.6%	Feb-07	4.2%
Mar-04	23.1%	Mar-05	11.0%	Mar-06	-4.8%	Mar-07	1.8%
Apr-04	19.7%	Apr-05	-0.1%	Apr-06	8.7%	Apr-07	-8.3%
May-04	25.0%	May-05	17.8%	May-06	-16.9%	May-07	-1.7%
Jun-04	29.8%	Jun-05	1.9%	Jun-06	-4.1%	Jun-07	-6.0%
Jul-04	23.0%	Jul-05	-8.2%	Jul-06	0.8%	Jul-07	-11.4%
Aug-04	13.3%	Aug-05	-2.4%	Aug-06	9.1%	Aug-07	-12.0%
Sep-04	12.9%	Sep-05	-4.3%	Sep-06	-0.7%	Sep-07	-13.6%
Oct-04	5.5%	Oct-05	-8.2%	Oct-06	4.5%	Oct-07	-10.3%
Nov-04	-8.2%	Nov-05	2.0%	Nov-06	0.8%	Nov-07	-6.7%
Dec-04	5.7%	Dec-05	-5.0%	Dec-06	-0.7%	Dec-07	-12.7%

Note: The numbers in the foregoing charts do not include sales from discontinued operations.

For fiscal 2006, we experienced moderate growth in comparable store sales results versus the dramatically improved results we had in fiscal 2005. The decrease in growth was principally due to a merchandising misstep and delays in inventory receipts, which caused our Wet Seal stores to lack fashion tops and dresses in May and June 2006. Our merchandising team identified the issue and adjusted purchasing levels, thus restoring our positive comparable store sales momentum in each month from July through the end of fiscal 2006.

In fiscal 2008, we plan on improving comparable store sales with the implementation of identified strategic initiatives noted above, which includes better alignment of our merchandise mix with customer needs, efficiencies in our planning and allocation functions, and the alignment of store incentive compensation with selling performance.

Revive Arden B In February 2008, we engaged Sharon Hughes as a consultant to serve as the chief merchandise officer for Arden B under the direction and supervision of Mr. Thomas. We believe our primary opportunity for the Arden B division is in the adjustment of our merchandise mix. We are adjusting our assortments at Arden B to include more fashion basic and wear-to-work merchandise. We believe Arden B has yet to achieve its full potential with its core young contemporary customer. We aim to drive sales and profitability at Arden B through distinctive, quality merchandise, unified apparel and accessory assortments and an improved in-store customer experience.

Expand our Online Business We plan to continue to grow our internet business through several initiatives, including a focus on integrated branding, targeted marketing programs utilizing our customer database and our customer loyalty programs. Although our internet sales are modest compared to consolidated net sales, we are experiencing substantial growth. A combination of several changes contributed to the improvement, including hiring the right staff with internet marketing experience, changing processes to make them scalable, aligning the online sites to the look of the stores and implementing appropriate targeted marketing. We are optimizing inventory allocated to the internet business to better meet demand and have strengthened our buying and planning staff to meet the anticipated sales growth in this area. We plan to continue to grow our internet business through continued improvements to inventory planning, fulfillment, and customer service. The growth in website traffic continues to be substantial and the internet is a key component for driving store traffic. Prior to the 2007 holiday season, we launched a new website platform for both divisions. The new websites support advanced merchandising capabilities, personalization based on browsing behavior and past purchase history, and testing tools to measure and determine the most effective content and promotion strategies.

Design, Buying and Product Development

Our design and buying teams are responsible for identifying evolving fashion trends and developing themes to guide our merchandising strategy. Each retail division has a separate buying team. The merchandising teams for each retail division develop fashion themes and strategies through assessing customer responses to current trends, shopping international and appropriate domestic markets, and using fashion services and gathering references from industry publications. After selecting fashion themes, the design and buying teams work closely with vendors to use colors, materials and designs that create images consistent with the themes for our product offerings.

Since fiscal 2004 for our Wet Seal division, and beginning in fiscal 2008 for our Arden B division, we have decreased our dependency on internally-designed merchandise. This allows us more flexibility to respond to the changing fashion trends of our target customers, to buy in smaller lots and to reduce product development lead times. See also “Allocation and Distribution” below.

Marketing, Advertising and Promotion

We believe that our brands are among our most important assets. Our ability to successfully increase brand awareness is dependent upon our ability to address the changing needs and priorities of each brand’s target customers. We will place more emphasis on visual merchandising, direct marketing and grass roots marketing, while reducing our magazine advertising as we believe there is a much better return on investment in these marketing approaches. We will also increase emphasis on direct mail, heighten our focus on customer acquisition, and increase our use of internet marketing to drive increased store traffic.

During fiscal 2007, 2006, and 2005, we spent 1.1%, 1.1%, and 0.8%, respectively, of net sales on advertising. In fiscal 2007, our primary marketing focus was on in-store promotion programs for the Wet Seal stores and print media for the Arden B stores, which included publications in various magazines throughout the year.

As discussed further in Note 1 of Notes to Consolidated Financial Statements contained elsewhere within this Annual Report, we offer a frequent buyer program in our Wet Seal stores in order to build loyalty to the brand, increase the frequency of visits, promote multiple item purchases and gain direct access to the customer. As part of this program we send e-mails to participants to notify them of special in-store promotions. Our Arden B division also offers a loyalty program, “B Rewarded,” designed for the same purposes as that of our Wet Seal division.

Sourcing and Vendor Relationships

We purchase our merchandise from both domestic and foreign vendors. For fiscal 2007, approximately 16% of our retail merchandising receipts were directly imported from foreign vendors. Although in fiscal 2007 no single vendor provided more than 10% of our merchandise, management believes we are the largest customer of many of our smaller vendors. Quality control is monitored at the distribution points of our largest vendors and manufacturers, and merchandise is inspected upon arrival at our Foothill Ranch, California facility.

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

All merchandise for retail stores is received from vendors at our Foothill Ranch, California distribution center, where items are inspected and prepared for shipping to our stores. We ship all of our merchandise to our stores by common carrier. Consistent with our goal of maintaining the freshness of our product offerings, we frequently ship new merchandise to stores, and markdowns are taken regularly to effect the rapid sale of slow-moving inventory. Marked-down merchandise that remains unsold is either sent to clearance centers for deep discounting and rapid movement, sold to an outside clearance company or given to charity. The fulfillment process and distribution of merchandise for our online business is performed at our Foothill Ranch distribution center.

Information and Control Systems

Our merchandise, financial and store computer systems are integrated and operate using primarily Oracle® technology. We have invested in a large data warehouse that provides management, buyers and planners comprehensive data that helps us identify emerging trends and manage inventories. The core merchandise system is provided by a leading retail enterprise resource planning, or “ERP,” software provider, and is frequently enhanced to support strategic business initiatives.

All of our stores have a point-of-sale system operating on software provided by a leading provider of specialty retailing point-of-sale systems. This system facilitates bar-coded ticket scanning, automatic price look-ups and centralized credit authorizations. All stores are networked to the corporate office via a centrally managed virtual private network. We utilize a store portal that is integrated with the corporate merchandise ERP system to provide the stores and corporate staff with current information regarding sales, promotions, inventory and shipments, and enables more efficient communications with the corporate office. In fiscal 2007, we installed new wide area networking hardware at all stores which incorporate security upgrades to guard against security breaches to our stores point-of-sale system, completed our merchandise allocation system, upgraded our financial system, and launched a new website platform for the online business. In fiscal 2008, we anticipate implementing a new time and attendance labor system as well as providing more applications for inventory management at the store level using in-store radio frequency systems.

Seasonality

Our business is seasonal by nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending during September, historically accounting for a large percentage of sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly more than 30% of our annual sales. Our profitability depends, to a significant degree, on the sales generated during these peak periods. Any decrease in sales or margins during these periods, whether as a result of economic conditions, poor weather or other factors, could have a material adverse effect on our company.

Trademarks

Our primary trademarks and service marks are WET SEAL® and ARDEN B®, which are registered in the U.S. Patent and Trademark Office. We also use and have registered, or have applications pending for, a number of other U.S. trademarks, including, but not limited to, ACCOMPLICE®, ARDEN B SPORT™, B. FIRST™, B. IN™, B. REWARDED® , ENR EVOLUTION NOT REVOLUTION®, FIT IN. STAND OUT.™, FORMULA X®, GET IT. WEAR IT. FLAUNT IT.®, SEAL STASH®, STUDIO ARDEN B™, STYLIZER®, and TREND SPOT™. In general, the registrations for these trademarks and service marks are renewable indefinitely, as long as we continue to use the marks as required by applicable trademark laws. We are not aware of any adverse claims or infringement actions relating to our trademarks or service marks.

Competition

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores and certain other apparel retailers, including Aeropostale, Anthropologie, Abercrombie & Fitch, Charlotte Russe, Gap, Banana Republic, H&M, Old Navy, Pacific Sunwear, American Eagle, Target, Urban Outfitters, Forever 21, Express, J.C. Penney, bebe, Zara, Guess? and BCBG. Many of our competitors are large national chains that have substantially greater financial, marketing and other resources than we do. While we believe we compete effectively for favorable site locations and lease terms, competition for prime locations within malls is intense, and we cannot ensure that we will be able to obtain new locations on terms favorable to us, if at all.

Customers

Our company’s business is not dependent upon a single customer or small group of customers.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect on our operations of possible future environmental legislation or regulations. During fiscal 2007, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated for fiscal 2008.

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

Our company is also subject to federal and state laws governing such matters as employment and pay practices, overtime and working conditions. The bulk of our company’s employees are paid on an hourly basis at rates related to the federal and state minimum wages. In the past, we have been assessed penalties or paid settlements to gain dismissal of lawsuits for non-compliance with certain of these laws, and future non-compliance could result in a material adverse effect on our company’s operations. In July 2006 and May 2007, we were served with class action complaints alleging violations under certain state of California labor laws. In November 2006, we reached an agreement to settle the July 2006 class action complaint for approximately $0.3 million, and as of February 2, 2008, we had accrued within accrued liabilities in our consolidated balance sheet an amount that approximates this settlement amount. On February 29, 2008, the court issued its order granting final approval of the class action settlement. We are vigorously defending the May 2007 complaint and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency for the May 2007 complaint has been accrued at February 2, 2008.

Our company is also subject to the Fair Credit Reporting Act (the “Act”) under federal law, as well as to state laws with similar requirements, with respect to the protection our customers’ credit and debit card and other personal data. The Act provides in part that expiration dates may not be printed together with certain parts of the customer’s account number on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations if the lack of compliance is deemed to have been willful. Otherwise, damages are limited to actual losses incurred. In January and February 2007, we were served with two class action complaints alleging violations of the Act. The plaintiffs in the February 2007 complaint dismissed the complaint with prejudice in August 2007. On December 11, 2007, we reached a tentative agreement to settle the January 2007 complaint for less than $0.1 million. However, prior to the receipt of the executed settlement agreement, on February 8, 2008, we were named in another action, alleging the same violation, in the U.S. District Court, Western District of Pennsylvania. As a result, we withdrew our offer to settle the January 2007 action noted above. Our company does not believe that it has any liability for the violations alleged in the complaints and will vigorously contest these allegations. However, in the event we are found to have liability under the Act for these allegations, significant damages could be assessed against our company, and this could have a material adverse effect on our results of operations and financial condition. In addition, any future non-compliance with federal or state laws pertaining to the protection of customers’ personal data could result in a material adverse effect on our results of operations.

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

Employees

As of February 2, 2008, our operations had 7,745 employees, consisting of 2,157 full-time employees and 5,588 part-time employees. Full-time personnel consisted of 671 salaried employees and 1,486 hourly employees. All part-time personnel are hourly employees. Of all employees, 7,371 were sales personnel and 374 were administrative and distribution center personnel. Personnel at all levels of store operations are provided various opportunities for cash and/or other incentives based upon various individual store sales targets. All of our employees are non-union, and, in management’s opinion, are paid competitively at current industry standards. We believe that our relationship with our employees is good.

Item 1A.	Risk Factors

Risks Related to our Business

The financial performance of our Arden B division has been poor for several quarters and our ability to improve the financial performance of this division may not be successful.

We have experienced deterioration in the financial performance of our Arden B division over the past five fiscal quarters.

The success of our Arden B division is largely dependent upon our ability to offer fashion to our target customers that satisfies current fashion tastes at appropriate price points. With the deterioration of our comparable store sales over the past several quarters we recognize that we have not met this challenge. We have recently engaged Sharon Hughes as a consultant to serve as the chief merchandise officer for our Arden B division and to focus on providing fashion appropriate merchandise to Arden B’s target customer in an attractive shopping environment. However, to the extent that there are design and/or merchandising misjudgments or a lack of customer traffic in Arden B stores, the financial condition, results of operations and/or cash flows for our Arden B division will not improve and/or could further worsen.

Our Board of Directors and senior management team are continually reviewing the financial performance and the turnaround efforts involving our Arden B division. In the future, we could decide to close stores that are producing continuing financial losses or cease operations. If we do so, we would be required to write down the carrying value of these impaired assets to realizable value, a non-cash event that would negatively impact our earnings and earnings per share. If we decide to close any stores before the expiration of the lease term, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur employee termination and inventory liquidation costs at such stores. These costs would negatively impact our financial results and cash position.

In the last two fiscal years, we have grown our business through opening new stores. However, in the near term we will not increase our store count and this decision may have a negative impact on our financial condition, results of operations and/or cash flows.

In 2006, we announced our desire to grow the number of stores in our chain significantly. We noted that there was a potential to have 600 to 700 Wet Seal stores and 200 to 250 Arden B stores. Due to difficult economic conditions generally, a need to rebuild our pipeline of potential real estate opportunities, and the weak performance of our Arden B division, we do not anticipate opening any new Arden B stores in fiscal 2008 and expect to open only a few new Wet Seal stores, net of closures during the same period. We have redirected our focus to improving the financial performance of our existing stores and finding the correct mix of merchandise for our customers. To the extent we are unable to improve the sales and profitability and reduce the selling expenses of our existing stores, our financial position, results of operations and/or cash flows may suffer.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation.

In general, Section 382 of the Internal Revenue Code, or Section 382, contains provisions that may limit the availability of federal net operating loss carryforwards, or NOLs, to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, potential limitations on NOLs are triggered when there has been an “ownership change” (generally defined as a greater than 50% change (by value) in our stock ownership over a three-year period).

Our ownership changes on April 1, 2005 and December 28, 2006 resulted in Section 382 limitations applying to NOLs generated prior to those dates, which were approximately $172.1 million. As a result of these ownership changes, of our $138.2 million NOLs as of February 2, 2008, we may utilize up to $66.6 million of our NOLs to offset taxable income in fiscal 2008. Future transactions involving the sale or other transfer of our stock and any changes in the value of our stock may result in additional ownership changes for purposes of Section 382. The occurrence of such additional ownership changes could limit our ability to utilize our remaining NOLs and possibly other tax attributes. Limitations imposed on our ability to use NOLs and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect. Any further ownership change could cause such NOLs and other tax attributes to expire unused, thereby reducing or eliminating the benefit of such NOLs and other tax attributes to us and adversely affecting our future cash flow.

In recent months we have had significant changes in our senior management and these changes may impact our ability to execute our business strategy in the near term.

In the third quarter of fiscal 2007, we appointed Edmond S. Thomas as our new president and chief executive officer and promoted Steven H. Benrubi, our former corporate controller, to be our new chief financial officer. In addition to these changes, in February 2008, our chief operating officer and our president of Arden B merchandise resigned. Mr. Thomas, Mr. Benrubi and others within management will assume the duties of our former chief operating officer, while Sharon Hughes will serve as chief merchandise officer for Arden B under the direct supervision of Mr. Thomas.

Although Mr. Thomas previously served as our president and chief operating officer, Mr. Benrubi previously served as our vice president and corporate controller and Ms. Hughes previously was an employee of our company for over a decade, we anticipate that we will experience a transition period before these individuals are fully integrated in their new roles, which could impact our ability to address the business challenges that confront our company.

We may not be successful in achieving improvements in the business and operations of our company that have been identified by our new president and chief executive officer.

Since his appointment, Mr. Thomas has identified several areas in which our company’s business and operations can be improved. Mr. Thomas has focused on increasing comparable store sales for our retail divisions, improving our company’s gross margin, enhancing in-store productivity, reviving the Arden B business and expanding our online business. Although Mr. Thomas is highly qualified and has extensive experience in the retail industry, including with our company, we may not be able to implement our strategy in the desired time frame and/or achieve the intended results and level of improvement desired by our senior management team and Board of Directors.

If we are unable to anticipate and react to new fashion trends, our financial condition and results of operations could be adversely affected.

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

Our company’s ability to attract customers to its stores depends heavily on the success of the shopping centers in which many of our stores are located.

Substantially all of our stores are located in shopping centers. Factors beyond our control impact shopping center traffic, such as general economic conditions and consumer spending levels. Accordingly the slowdown in the U.S. economy may negatively affect consumer spending and reduce shopping center traffic. Moreover, the inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, or the decline in the popularity of malls as shopping destinations, would reduce our sales volume and, consequently, adversely affect our financial condition, results of operations and/or cash flows.

We depend upon a single center for our corporate offices and distribution activities, and any significant disruption in the operation of this center could harm our business, financial condition, results of operations and/or cash flows.

Our corporate offices and the distribution functions for all of our stores and internet business are handled from a single, leased facility in Foothill Ranch, California. In general, this area of California is subject to earthquakes and wildfires. Any significant interruption in the operation of this facility due to a natural disaster, arson, accident, system failure or other unforeseen event could delay or impair our ability to distribute merchandise to our stores and, consequently, lead to a decrease in sales. The financial losses incurred may exceed our insurance for earthquake damages and business interruption costs related to any such disruption. As a result, our business, financial condition, results of operations and/or cash flows could be adversely affected. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating satellite facilities might have on our business, personnel and results of operations.

Fluctuations in our results of operations for the third fiscal quarter and the fourth fiscal quarter have a disproportionate effect on our overall financial condition, results of operations and/or cash flows.

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

In order to prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry at other times of the year. An unanticipated decrease in demand for our products during our peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross profit. Alternatively, an unanticipated increase in demand for certain of our products could leave us unable to fulfill customer demand and result in lost sales and customer dissatisfaction.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the merchandise mix and the timing and level of inventory markdowns. As a result, historical period-to-period comparisons of our revenues and operating results are not necessarily indicative of future period-to-period results. You should not rely on the results of a single fiscal quarter, particularly the third fiscal quarter “back to school” season or fourth fiscal quarter “holiday” season, as an indication of our annual results or our future performance.

Our failure to effectively compete with other retailers for sales and locations could have a material adverse effect on our financial condition, results of operations and/or cash flows.

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores and certain other apparel retailers, including Aeropostale, Anthropologie, Abercrombie & Fitch, Charlotte Russe, Gap, Banana Republic, H&M, Old Navy, Pacific Sunwear, American Eagle, Target, Urban Outfitters, Forever 21, Express, J.C. Penney, bebe, Zara, Guess? and BCBG. Many of our competitors are large national chains that have substantially greater financial, marketing and other resources than we do. We face a variety of competitive challenges, including:

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

Our industry has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. Any of these factors could result in reductions in sales or the prices of our products which, in turn, could have a material adverse effect on our financial condition, results of operations and/or cash flows.

Further, competition for prime locations and lease terms within shopping malls, in particular, is intense, and we may not be able to obtain new locations or maintain our existing locations on terms favorable to us.

The upcoming expiration of leases for approximately 80 of our existing stores could lead to increased costs associated with renegotiating our leases and/or relocating our stores.

We have approximately 80 existing store leases scheduled to expire in fiscal 2008. In connection with the expiration of these leases, we will have to renegotiate new leases which could result in higher rental amounts for each store and landlord requirements to remodel existing locations as a condition for renewal. Although we expect to negotiate new leases with acceptable terms that will allow us to remain in a substantial majority of these locations, we may not be able to obtain new terms that are favorable to us. In addition, as a result of renewal negotiations, we may be required by the landlord to remodel, which could result in significant capital expenditures. In addition, some landlords may refuse to renew our leases due to our lower sales per square foot as compared with other prospective tenants. If we are unable to agree to new terms with our landlords, we will have to relocate these stores, which could result in a significant expenditure and could lead to an interruption in the operation of our business at the affected stores, and we could be required to relocate to less desirable locations.

Because of the importance of our brand names, we may lose market share to our competitors if we fail to adequately protect our intellectual property rights.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We have registered trademarks for Wet Seal and Arden B (which are registered in the retail store services and other classes). We take actions to establish and protect our intellectual property. However, others may infringe on our intellectual property rights or seek to block the sale of our products as violative of their intellectual property rights. If we are required to stop using any of our registered or non-registered trademarks, our sales could decline and, consequently, our business and results of operations could be adversely affected.

Covenants contained in agreements governing our existing indebtedness restrict the manner in which we conduct our business, and our failure to comply with these covenants could result in a default under these agreements, which would have a material adverse effect on our business, financial condition, growth prospects and ability to procure merchandise for our stores.

Our senior revolving credit facility and the indenture, as amended, governing our secured convertible notes contain covenants that restrict the manner in which we conduct our business. Subject to certain exceptions (including an exception to permit limited stock repurchases), these covenants restrict our ability to, among other things:

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

We purchase merchandise from a number of vendors who purport to hold manufacturing and distribution rights under the terms of license agreements or that assert their products are not subject to any restrictions as to distribution. We generally rely upon each vendor’s representation concerning those manufacturing and distribution rights and do not independently verify whether each vendor legally holds adequate rights to the licensed properties they are manufacturing or distributing. If we acquire unlicensed merchandise or merchandise violating a registered trademark, we could be obligated to remove it from our stores, incur costs associated with destruction of the merchandise if the vendor is unwilling or unable to reimburse us and be subject to civil and criminal liability. The occurrence of any of these events could adversely affect our financial condition, results of operations and/or cash flows.

We are subject to risks associated with our procurement of products from non-U.S. based vendors and U.S. vendors that purchase products internationally, any of which could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

A portion of our products is manufactured outside the United States. As a result, we are susceptible to greater losses as a result of a number of risks inherent in doing business in international markets and from a number of factors beyond our control, any of which could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

These factors include:

•

import or trade restrictions (including increased tariffs, customs duties, taxes or quotas) imposed by the United States government in respect of the foreign countries in which our products are currently manufactured or any of the countries in which our products may be manufactured in the future;

•

political instability or acts of terrorism, significant fluctuations in the value of the United States dollar against foreign currencies, restrictions on the transfer of funds between the United States and foreign jurisdictions, and/or potential disruption of imports due to labor disputes at U.S. ports, any of which could adversely affect our merchandise flow and, consequently, cause our sales to decline; and

•	local business practices that do not conform to our legal or ethical guidelines.

Our imports are limited by textile agreements between the United States and a number of foreign jurisdictions, including Hong Kong, China, Taiwan and South Korea. These agreements impose quotas on the amounts and types of merchandise that may be imported into the United States from these countries. These agreements also allow the United States to limit the importation of categories of merchandise that are not now subject to specified limits. The United States and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. In addition, none of our international suppliers or international manufacturers supplies or manufactures our products exclusively. As a result, we compete with other companies for the production capacity of independent manufacturers and import quota capacity. If we were unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because room under the necessary quotas was unavailable or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

Violation of labor laws and practices by our suppliers could harm our business and results of operations.

Our company’s policy is to use only those sourcing agents and independent manufacturers who operate in material compliance with applicable laws and regulations. The violation of laws, particularly labor laws, by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer’s or sourcing agent’s labor practices from those generally accepted as ethical in the United States or in the country in which the manufacturing facility is located, and the public revelation of those illegal or unethical practices, could cause significant damage to our company’s reputation. Although our manufacturer operating guidelines promote ethical business practices, we do not control the business and operations of the manufacturers and cannot guarantee their legal and regulatory compliance.

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

Three lawsuits have been filed against us alleging violations of the Fair Credit Reporting Act.

In fiscal 2007 and fiscal 2008, we were served with a total of three class action complaints alleging violations of The Fair Credit Reporting Act (one of the complaints was dismissed in August 2007). The Act provides in part that portions of the credit card number may not be printed together with expiration dates on credit or debit card receipts given to customers. The Act currently imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. We do not believe that we have any liability for the violations alleged in the complaints and will vigorously contest these allegations. Moreover, there is pending legislation in Congress that would modify the definition of a “willful” violation in a manner favorable to our company. However, in the event we are found to have liability under the Act for these allegations, significant damages could be assessed against our company, which could have a material adverse effect on our financial condition and results of operations as well as consumer perception of our company.

Our retail store operations are affected by local, regional and national economic conditions.

Our business is sensitive to consumer spending patterns and preferences. Various economic conditions affect the level of spending on the merchandise we offer, including general business conditions, interest rates, taxation, the availability of consumer credit and consumer confidence in future economic conditions. Our sales and profitability may be adversely affected by unfavorable economic conditions on a local, regional or national level.

Risks Related to our Common Stock

Our stockholders may experience dilution due to conversions and exercises of outstanding convertible securities and/or the anti-dilution protection of the securities.

Since May 2004, we have completed private placements of Class A common stock and warrants, convertible notes and shares of preferred stock that are convertible into or exercisable for shares of Class A common stock. Through February 2, 2008, we have issued 57,319,486 shares of our Class A common stock as a result of these private placements and exercises and conversions of these securities. An additional 18,749,624 shares of Class A common stock may be issued under the convertible notes, preferred stock and warrants that remain outstanding, and this number of shares of Class A common stock is subject to anti-dilution adjustments based upon the anti-dilution provisions contained in these instruments. The issuance of the additional shares of Class A common stock upon conversion and exercise could cause the market price of our Class A common stock to decline.

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

Our Class A common stock, which is traded on the NASDAQ Global Market, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our Class A common stock. The market price of our Class A common stock is likely to fluctuate, both because of actual and perceived changes in our operating results and prospects and because of general volatility in the stock market. The market price of our Class A common stock could continue to fluctuate widely in response to factors such as:

•	actual or anticipated variations in our results of operations, including comparable store sales;

•	the addition or loss of suppliers, customers and other business relationships;

•	changes in financial estimates of, and recommendations by, securities analysts;

•	conditions or trends in the apparel and consumer products industries;

•	additions or departures of key personnel;

•	sales of our Class A common stock;

•	general market and economic conditions; and

•	other events or factors, including the realization of any of the risks described in this risk factors section, many of which are beyond our control.

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

Our charter provisions and Delaware law may have anti-takeover effects.

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

The possible issuance of preferred stock and the application of anti-takeover provisions of Delaware law could each have the effect of delaying, deferring or preventing a change in control of our company, including, without limitation, discouraging a proxy contest, making the acquisition of a substantial block of Class A common stock more difficult and limiting the price that investors might in the future be willing to pay for shares of our Class A common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at 26972 Burbank, Foothill Ranch, California, with 301,408 square feet of leased office and distribution facility space. Our principal executive offices contain 215,192 square feet of merchandise handling and storage space in the distribution facility and 86,216 square feet of office space. Our lease for this space runs through December 4, 2017, with the option for us to terminate on December 4, 2014 upon payment by us of an early termination fee of $0.7 million.

We lease all of our stores. Lease terms for our stores typically are 10 years. The leases generally provide for a fixed minimum rental and, on occasion, additional rental based on a percentage of sales once a minimum sales level has been reached. Certain leases include cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. When a lease expires, we generally renew that lease at current market terms. However, each renewal is based upon an analysis of the individual store’s profitability and sales potential. At the end of fiscal 2007, we had 1,863,123 square feet of leased space under retail store leases.

The following table sets forth our 494 stores by state or territory as of February 2, 2008:

State	Wet Seal	Arden B	State	Wet Seal	Arden B
Alabama	8	1	Nebraska	3	—
Alaska	1	—	Nevada	4	1
Arizona	9	1	New Hampshire	2	1
Arkansas	4	—	New Jersey	10	6
California	49	15	New Mexico	3	—
Colorado	3	3	New York	14	5
Connecticut	3	—	North Carolina	8	3
Delaware	1	—	North Dakota	4	—
Florida	26	8	Ohio	19	2
Georgia	10	2	Oklahoma	3	—
Hawaii	5	1	Oregon	4	—
Idaho	2	—	Pennsylvania	21	5
Illinois	19	6	Rhode Island	1	1
Indiana	10	1	South Carolina	6	1
Iowa	3	1	South Dakota	1	—
Kansas	6	1	Tennessee	8	1
Kentucky	4	1	Texas	24	7
Louisiana	6	—	Utah	6	1
Massachusetts	11	4	Virginia	10	4
Maryland	8	2	Washington	11	1
Michigan	14	2	West Virginia	3	—
Minnesota	11	3	Wisconsin	9	—
Mississippi	2	—	Washington D.C.	—	1
Missouri	6	2	Puerto Rico	1	1
Montana	3	—

The following table sets forth information with respect to store openings and closings since fiscal 2003:

Total Company

	Fiscal Years
	2007	2006	2005	2004	2003
Stores open at beginning of year	430	400	502	604	606
Stores opened during the year	78	38	11	8	31
Stores closed during the year	14	8	113	110	33

Stores open at end of year	494	430	400	502	604

Wet Seal

	Fiscal Years
	2007	2006	2005	2004	2003
Stores open at beginning of year	338	308	408	474	476
Stores opened during the year	71	34	8	6	22
Stores closed during the year	10	4	108	72	24

Stores open at end of year	399	338	308	408	474

Arden B

	Fiscal Years
	2007	2006	2005	2004	2003
Stores open at beginning of year	92	92	94	99	100
Stores opened during the year	7	4	3	2	8
Stores closed during the year	4	4	5	7	9

Stores open at end of year	95	92	92	94	99

Zutopia (discontinued in fiscal 2004)

	Fiscal Years
	2007	2006	2005	2004	2003
Stores open at beginning of year	—	—	—	31	30
Stores opened during the year	—	—	—	—	1
Stores closed during the year	—	—	—	31	—

Stores open at end of year	—	—	—	—	31

Item 3.	Legal Proceedings

Active Legal Proceedings

In January 2007, a class action complaint was filed against us in the Central District of the United States District Court of California, Southern Division alleging violations of The Fair Credit Reporting Act (or the “Act”), and in February 2007, a class action complaint was filed against us alleging similar violations in United States District Court, Central District of California, Western Division. The plaintiffs in the February 2007 complaint dismissed the complaint with prejudice in August 2007. The Act provides in part that expiration dates may not be printed on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On December 11, 2007, we reached a tentative agreement to settle the January 2007 complaint for less than $0.1 million. However, prior to the receipt of the executed settlement agreement, on February 8, 2008, we were named in another action, alleging the same violation, in the U.S. District Court, Western District of Pennsylvania. As a result, we withdrew our offer to settle the January 2007 action noted above. As of February 2, 2008, we had accrued an amount that approximates the anticipated settlement amount within accrued liabilities on our consolidated balance sheet.

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. We were named as defendants. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement. As of February 2, 2008, we had accrued an amount that approximates this settlement amount within accrued liabilities on our consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us during the four-year period from May 21, 2003 through May 21, 2007. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at February 2, 2008.

Legal Proceedings Settled after February 2, 2008

Between August 26, 2004, and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California, or the Court, on behalf of persons who purchased our Class A common stock between January 7, 2003, and August 19, 2004. We and certain of our former directors and former executives were named as defendants. The complaints alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act, on the grounds that, among other things, we failed to disclose and misrepresented material adverse facts that were known and disregarded by us. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of the previously reported class actions. The consolidated complaint alleged that we violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning our prospects to stem ongoing losses in our Wet Seal division and return that business to profitability. The consolidated complaint also alleged that our former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of our common stock by La Senza. The consolidated complaint sought class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. We filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against us in the lawsuit. However, plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. We filed a motion to dismiss the amended complaint on January 25, 2006. A court hearing on this motion was held on October 23, 2006. On August 28, 2007, the consolidated class action complaint was dismissed without leave to amend in the United States District Court. On September 28, 2007, the plaintiff appealed the decision to the Ninth Circuit Court of Appeals. On March 18, 2008, a stipulated voluntary dismissal was filed by the plaintiffs and us in the United States Court of Appeals for the Ninth Circuit. All parties agreed that the appeal will be dismissed with prejudice and that each party shall bear all of its own costs and attorneys fees, whether they were incurred on the appeal or in the district court.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of our pending litigation, we are adequately covered by insurance; however, certain other matters may exist or arise for which we do not have insurance coverage. As of February 2, 2008, we were not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have two classes of common stock: Class A and Class B. Our Class A common stock is listed on The NASDAQ Global Stock Market under the symbol “WTSLA”. As of April 7, 2008, there were 606 stockholders of record of our Class A common stock. The closing price of our Class A common stock on April 7, 2008, was $3.50 per share. As of April 7, 2008, there were no shares of our Class B common stock outstanding.

Price Range of Stock

The following table reflects the high and low closing sale prices of our Class A common stock as reported by NASDAQ for the last two fiscal years:

Quarter	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$6.64	$5.68	$6.77	$5.02
Second Quarter	$6.31	$4.30	$5.75	$4.22
Third Quarter	$4.59	$2.33	$6.23	$4.30
Fourth Quarter	$3.11	$1.92	$7.48	$5.73

Dividend Policy

We have reinvested earnings in the business and have never paid any cash dividends to holders of our common stock. The declaration and payment of future dividends, which are subject to the terms and covenants contained in the agreements governing our existing indebtedness, are at the sole discretion of the Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. Our senior revolving credit facility and the indenture associated with our notes restrict our ability to declare or pay dividends on any of our shares without consent from the lenders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 2, 2008, about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of our Board of Directors under all of our existing equity compensation plans, including our 1996 Long-Term Incentive Plan, as amended, the 2000 Stock Incentive Plan and the 2005 Stock Incentive Plan, as amended:

	(a)		(b)	(c)
Plan category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,926,553		$7.46	2,299,164
Equity compensation plans not approved by security holders	500,000	*	—	—

Total	3,426,553		$7.46	2,299,164

*	On October 8, 2007, Mr. Edmond Thomas, our president and chief executive officer, was issued 500,000 restricted shares of our company’s Class A common stock. The restricted shares were not issued pursuant to one of our company’s equity compensation plans. The restricted shares were issued pursuant to Section 4350(l)(1)(A)(iv) of the Nasdaq Marketplace Rules which permits equity incentive compensation to be issued to new employees of a company outside of a shareholder approved plan. The restricted shares vest in three substantially equal tranches on the next three anniversary dates of the original grant.

Stock Price Performance Graph

The following graph compares the cumulative stockholder return on our Class A common stock with the return on the Total Return Index for the NASDAQ Stock Market (US) and the NASDAQ Retail Trade Stocks. The graph assumes $100 invested on January 31, 2003 in the stock of The Wet Seal, Inc., the NASDAQ Global Stock Market (US) and the NASDAQ Retail Trade Stocks. It also assumes that all dividends are reinvested.

Comparison of Cumulative Total Return for the Class A Common Stock

of The Wet Seal, Inc., January 31, 2003 through February 1, 2008 (1)

	January 30, 2004*	January 28, 2005*	January 27, 2006*	February 2, 2007*	February 1, 2008*
The Wet Seal, Inc.	$98	$25	$62	$73	$35
NASDAQ Stock Market (US)	$156	$154	$175	$188	$181
NASDAQ Retail Trade Stocks	$147	$176	$190	$207	$184

*	Closest preceding trading date to the beginning of our fiscal year.

(1) Returns are based upon the premise that $100 is invested in each of (a) Wet Seal Class A common stock, (b) NASDAQ Stock Market and (c) the index of NASDAQ Retail Trade Stocks on January 31, 2003 and that all dividends (if any) were reinvested. Over a five year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each Wet Seal fiscal year. Stockholder returns over the indicated period should not be considered indicative of future shareholder returns.

The historical stock performance shown on the graph is not necessarily indicative of future price performance.

Unregistered Sales of Equity Securities

(a) None.

(b) None.

(c) None.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and other data as of and for the 2003 through 2007 fiscal years. The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

Five-Year Financial Summary

(In thousands, except per share and per square foot amounts, ratios, share data, store data and square footage data)

Fiscal Year	2007	2006	2005	2004	2003
Fiscal Year Ended	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004
Operating Results
Net sales	$611,163	$564,324	$500,807	$435,582	$517,870
Cost of sales	$408,892	$370,888	$339,483	$377,664	$420,520
Gross margin	$202,271	$193,436	$161,324	$57,918	$97,350
Selling, general and administrative expenses	$177,468	$178,703	$171,988	$162,047	$160,224
Store closure (adjustments) costs	$—	$(730)	$4,517	$16,398	$—
Asset impairment	$5,546	$425	$989	$41,378	$—
Operating income (loss)	$19,257	$15,038	$(16,170)	$(161,905)	$(62,874)
Income (loss) before provision (benefit) for income taxes	$23,610	$(12,530)	$(29,032)	$(164,080)	$(61,287)
Income (loss) from continuing operations	$23,232	$(12,838)	$(29,362)	$(194,762)	$(40,014)
Loss from discontinued operations, net of income taxes(1)	$—	$—	$—	$(6,967)	$(8,300)
Net income (loss)	$23,232	$(12,838)	$(29,362)	$(201,729)	$(48,314)
Accretion of non-cash dividends on convertible preferred stock	$—	$—	$(23,317)	$—	$—
Net income (loss) attributable to common stockholders	$23,232	$(12,838)	$(52,679)	$(201,729)	$(48,314)
Per Share Data
Net income (loss) attributable to common stockholders, basic	$0.24	$(0.18)	$(1.19)	$(5.99)	$(1.62)
Net income (loss) attributable to common stockholders, diluted	$0.23	$(0.18)	$(1.19)	$(5.99)	$(1.62)
Weighted-average shares outstanding, basic	91,154,133	72,577,398	44,340,894	33,698,912	29,748,888
Weighted-average shares outstanding, diluted	100,938,542	72,577,398	44,340,894	33,698,912	29,748,888
Other Financial Information
Cash, cash equivalents and investments	$100,618	$105,254	$96,806	$71,702	$63,457
Working capital	$90,236	$89,954	$65,203	$26,886	$38,567
Ratio of current assets to current liabilities	2.5	2.5	2.0	1.4	1.8
Total assets	$224,076	$208,167	$181,055	$161,492	$262,452
Long-term debt, including current portion(2)	$3,583	$2,739	$19,824	$30,388	$—
Total stockholders’ equity	$127,839	$116,797	$64,470	$37,053	$166,728
Other Operating Information
Number of stores open at year end	494	430	400	502	604
Number of stores opened during the year	78	38	11	8	31
Number of stores closed during the year	14	8	113	110	33
Square footage of leased store space at year end	1,863,123	1,612,807	1,498,638	1,920,460	2,273,349
Average sales per square foot of leased store space(3)	$332	$348	$330	$203	$228
Average sales per store(3)	$1,248	$1,301	$1,236	$768	$861
Comparable store sales—continuing operations (decrease) increase (1)(4)	(1.1)%	6.1%	44.7%	(13.0)%	(16.4)%

(1)	The Zutopia concept was designated as a discontinued operation, which had an insignificant impact on the comparable store sales.
(2)	Long-term debt is presented net of unamortized discount of $5.5 million, $6.0 million, $35.6 million, and $44.3 million for fiscal 2007, fiscal 2006, fiscal 2005 and fiscal 2004, respectively.
(3)

Sales during the 53rd week of fiscal 2006 were excluded from “Sales” for purposes of calculating “Average sales per square foot of leased store space” and “Average sales per store” in order to make fiscal 2006 comparable to fiscal 2003 through fiscal 2005 and fiscal 2007.

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

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements which involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Statement Regarding Forward Looking Disclosure and Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B”. At February 2, 2008, we had 494 retail stores in 47 states, Puerto Rico and Washington D.C. Of the 494 stores, there were 399 Wet Seal stores and 95 Arden B stores.

We report our results of operations as two reportable segments representing our two retail divisions (“Wet Seal” and “Arden B”). Internet operations for Wet Seal and Arden B are included in their respective operating segments. Although the two operating segments are similar in their products, production processes, distribution methods and regulatory environment, in fiscal 2007, due to the poor profit performance of the Arden B division and the disparity in financial performance between the two segments, we concluded that we no longer consider these operating segments to be economically similar.

Our fiscal year ends on the Saturday closest to the end of January. Fiscal 2006 includes 53 weeks of operations and fiscal 2007 and fiscal 2005 each include 52 weeks of operations.

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal division’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for four or more days in a fiscal month, due to remodel, relocation or other reasons, are removed from the comparable store base that fiscal month as well as for the comparable fiscal month in the following fiscal year. Comparable store sales results are important in achieving operating leverage on certain expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

Average transaction counts—We consider the trend in the average number of sales transactions occurring in our stores to be a key performance metric. To the extent we are able to increase transaction counts in our stores that more than offset any decrease in the average dollar sale per transaction, we will generate increases in our comparable store sales.

Gross margins—We analyze the components of gross margin, specifically cumulative mark-on, markups, markdowns, shrink, buying costs, distribution costs, and store occupancy costs. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or in inventory shrink, or an inability to generate sufficient sales leverage on other components of cost of sales could have an adverse impact on our gross margin results and results of operations.

Operating income (loss)—We view operating income (loss) as a key indicator of our financial success. The key drivers of operating income (loss) are comparable store sales, gross margins, and the changes we experience in operating costs.

Cash flow and liquidity (working capital)—We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, impairment of goodwill, stock-based compensation, income taxes, insurance reserves and derivative financial instruments.

Revenue Recognition

Sales are recognized upon purchases by customers at our retail store locations. Taxes collected from our customers are and have been recorded on a net basis. For online sales, revenue is recognized at the estimated time goods are received by customers. Based upon an analysis completed by us during the first fiscal quarter of 2007, customers typically receive goods within four days of being shipped versus a previously estimated five to seven days. This change in estimate did not have a significant effect on the amount of revenue recognized for online sales during fiscal 2007. Shipping and handling fees billed to customers for online sales are included in net sales. We have recorded accruals to estimate sales returns by customers based on historical sales return results. A customer generally may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the consolidated balance sheets and was $0.7 million and $0.8 million at February 2, 2008, and February 3, 2007, respectively. For fiscal 2007, 2006 and 2005, shipping and handling fee revenues were $1.9 million, $1.5 million, and $0.7 million, respectively.

We recognize the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates and store credits until we are released from such liability, which includes consideration of potential obligations arising from state escheatment laws. Our gift cards, gift certificates and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates and store credits are not redeemed or recovered (“breakage”). Historically, due to the lack of sufficient historical redemption trend data, we had not recognized breakage on gift cards, gift certificates and store credits. In the fourth quarter of fiscal 2007, we analyzed company-specific historical redemption patterns and determined that the likelihood of redemption of unredeemed gift cards, gift certificates and store credits three years after their issuance is remote. Beginning in the fourth quarter of fiscal 2007, we adjusted our unearned revenue liability to recognize estimated unredeemed amounts and recorded breakage as additional sales for gift cards, gift certificates and store credits that remained unredeemed three years after their issuance. Our net sales in the fourth quarter of fiscal 2007 included a benefit for an adjustment of $3.7 million to reduce our unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the consolidated balance sheets and was $6.3 million and $8.9 million at February 2, 2008 and February 3, 2007, respectively. If actual redemptions ultimately differ from the assumptions underlying our breakage adjustments, or our future experience indicates the likelihood of redemption of gift cards, gift certificates and store credits becomes remote at a different point in time after issuance, we may recognize further significant adjustments to our accruals for such unearned revenue, which could have a significant effect on our net sales and results of operations.

We maintain a frequent buyer program through our Wet Seal division. Under the program, customers receive a 10% to 20% discount on all purchases made during a twelve-month period and are provided $5-off coupons that may be used on purchases during such period. The annual membership fee of $20 is non-refundable.

We have historically recognized membership fee revenue under the frequent buyer program on a straight-line basis over the twelve-month membership period due to a lack of sufficient program history to determine customer usage patterns. During November 2007, we changed from in-store delivery to e-mail delivery of the program’s $5-off coupons, which eliminated the customer’s ability to use such coupons at the time of initial purchases. We believe this change will affect customer usage patterns. We also continue to test alternative program structures, and promotions tied to the program, and may decide to further modify the program in ways that could also affect customer usage patterns. As a result of the recent program change and potential further modifications, we believe it is appropriate to maintain straight-line recognition of membership fee revenue. We may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales.

Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $9.6 million and $10.1 million at February 2, 2008 and February 3, 2007, respectively.

We maintain a customer loyalty program through our Arden B division. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of net sales as points are accumulated by the member.

During fiscal 2006, we modified the terms of the Arden B loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, we also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either two or twelve months from the program change date. This resulted in a reduction to our estimate of ultimate award redemptions under the program. Additionally, during fiscal 2006, we further reduced our estimate of ultimate redemptions based upon lower than anticipated redemption levels under the program’s revised terms. As a result, in fiscal 2006, we recorded a benefit of $3.7 million, which was recorded as an increase to net sales and a decrease to accrued liabilities.

During fiscal 2007, we further modified the terms of the Arden B loyalty program whereby, quarterly, we convert into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if unredeemed after 60 days.

The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $2.0 million and $1.9 million at February 2, 2008 and February 3, 2007, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record adjustments to the unearned revenue accrual, which would affect net sales.

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

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis in fiscal 2007, 2006 and 2005 were $84.5 million, $72.2 million and $60.6 million, respectively, and represented 13.8%, 12.8%, and 12.1% of net sales, respectively. We accrued $3.5 million and $4.7 million for planned but unexecuted markdowns as of February 2, 2008, and February 3, 2007, respectively.

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

During fiscal 2007, 2006 and 2005, we determined such events or changes in circumstances had occurred with respect to certain of our retail stores, and that operating losses or insufficient operating income would likely continue. As such, we recorded non-cash charges of $2.0 million, $0.4 million and $1.0 million, respectively, in our consolidated statements of operations for fiscal 2007, 2006 and 2005 to write down the carrying value of these stores’ long-lived assets to their estimated fair value.

The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. If our sales growth, gross margin performance or other estimated operating results are not achieved at or above our forecasted level, or inflation exceeds our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our retail stores may prove to be unrecoverable and we may incur additional impairment charges in the future.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of our goodwill may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. Based on our analysis performed in the fourth quarter of fiscal 2007, which considered the deteriorating operating performance of the Arden B division and our resulting outlook for that business, we wrote off the entire $3.5 million carrying value of our goodwill, which was directly associated with the Arden B division. This charge is included in asset impairment in our consolidated statements of operations. As a result, no goodwill remains on our consolidated balance sheet as of February 2, 2008. Based on analyses performed in fiscal 2006 and 2005, we determined that no impairments of goodwill had occurred.

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in FSP No. FAS 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123(R).

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

The following table summarizes stock-based compensation recorded in the consolidated statements of operations, including charges of $9.8 million and $22.2 million during fiscal 2006 and 2005, respectively, associated with merchandising consultant performance shares granted to the merchandising consultant as discussed further below under the heading “Merchandising Consultant”:

	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
Cost of sales	$1,120	$986	$—
Selling, general and administrative expenses	4,087	14,030	24,601

Stock-based compensation	$5,207	$15,016	$24,601

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and our historical operating losses, management concluded during fiscal 2004 that it was more likely than not that we would not realize our net deferred tax assets. As a result of this conclusion, we reduced to zero our net deferred tax assets by establishing a tax valuation allowance of $100.4 million in fiscal 2004. In addition, we have discontinued recognizing income tax benefits in the consolidated statements of operations until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets.

As of February 2, 2008, we had federal net operating loss carryforwards of $138.2 million, of which $12.9 million relates to benefits from the exercise of stock options for which the associated valuation allowance reversal will be recorded to paid-in capital on the consolidated balance sheets if and when reversed. Our federal net operating loss carryforwards begin to expire in 2023. The entire net operating loss carryforward of $138.2 million is subject to annual utilization limitations as of February 3, 2008. As of February 2, 2008, we also had federal charitable contribution carryforwards of $24.7 million, which begin to expire in 2008, alternative minimum tax credits of $1.3 million, which do not expire, and state net operating loss carryforwards of $137.6 million, which begin to expire in 2009 and are also subject to annual utilization limitations.

Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of federal net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on our analysis, we had ownership changes on April 1, 2005 and December 28, 2006, which resulted in Section 382 limitations applying to federal net operating loss carryforwards generated prior to that date, which were approximately $172.1 million.

As a result of these ownership changes, of our $138.2 million of remaining federal net operating loss carryforwards, we may utilize up to approximately $66.6 million of federal net operating loss carryforwards to offset taxable income in fiscal 2008. We may also experience additional ownership changes, as defined by Section 382, in the future which could further limit the amount of federal net operating loss carryforwards annually available.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with the recognition and measurement related to accounting for income taxes. We were subject to the provisions of FIN 48 as of February 4, 2007. The adoption of FIN 48 had no effect on our consolidated financial statements. At February 2, 2008, we had less than $0.1 million in unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods. We are currently unaware of any issues under review that could result in significant payments, accruals or material deviations from our recognized tax positions. However, if we later identify other income tax issues that result in significant additional payments or necessary accruals, this could have a material adverse effect on our reported results.

Insurance Reserves

We are partially self-insured for our workers’ compensation and group health plans. Under the workers’ compensation insurance program, we are liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.6 million. Under our group health plan, we are liable for a deductible of $0.15 million for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to adjustment based on the number of participants in the plan each month. For both of the insurance plans, we record a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. We will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause us to revise our estimate of potential losses and affect our reported results.

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

As of February 2, 2008, our only derivative financial instrument was an embedded derivative associated with our secured convertible notes. The gain or loss as a result of the change in fair value of this embedded derivative is recognized in interest expense in the consolidated statements of operations each period. During fiscal 2005 and 2006, there were decreases of $0.1 million and $0.4 million, respectively, in the fair value of our embedded derivative. In fiscal 2007, the fair value of our embedded derivative increased $0.1 million.

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

Current Trends and Outlook

Our consolidated comparable store sales decreased 1.1% for fiscal 2007, driven by a 1.2% increase in comparable store sales in our Wet Seal division offset by an 8.2% decrease in comparable store sales in our Arden B division. This decline was due primarily to the continued softness in average store transaction counts and lower than anticipated full-priced selling at our Arden B division. We believe these overall trends may continue through at least the first half of fiscal 2008 and are planning our merchandise inventories and managing our costs with this expectation entering the spring season. We anticipate a high single digit comparable store sales percentage decline for the fiscal first quarter of 2008, driven primarily by a significantly greater comparable store sales decline in our Arden B division as we continue efforts to improve merchandise content in that division, partially offset by a lesser comparable store sales decline in our Wet Seal division. During the four weeks ended March 1, 2008 and the five weeks ended April 5, 2008, we experienced comparable store sales declines, on a consolidated basis, of 8.2% and 10.8%, respectively.

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

Our operating performance since fiscal 2005 has resulted in increased liquidity and improved credit standing with suppliers. However, we may experience continued declines in comparable store sales or may be unsuccessful in executing some or all of our business strategy. If our comparable store sales drop significantly for an extended period of time, or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could impact our results of operations and operating cash flow, and we may be forced to seek alternatives to address cash constraints, including seeking debt and/or equity financing.

Store Openings and Closures

During fiscal 2007, we opened 71 and closed ten Wet Seal stores and opened seven and closed four Arden B stores. We believe future closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease.

We expect net store growth to remain flat, or grow nominally, net of closings, during fiscal 2008.

Credit Extensions

Prior to our recapitalization and financing transactions in fiscal 2004 and 2005, we experienced a tight credit environment. Credit extended to us by vendors, factors, and others for merchandise and services was extremely limited. This credit tightening required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. The lack of credit created a considerable need for working capital. Our improving sales trend, the completion of financing transactions in fiscal 2004 and 2005, and our improved operating results in fiscal 2005, 2006 and 2007 have significantly improved our cash position and liquidity profile. As a result, we achieved improvements in credit terms with several vendors in fiscal 2006, and we believe, but cannot provide assurance, that we could now obtain longer credit terms with additional vendors. However, we continue to maintain shorter credit terms in order to take advantage of favorable purchase discounts.

Merchandising Consultant

From late 2004 through the end of fiscal 2006, we used the assistance of a consultant with our merchandising initiatives for our Wet Seal division. On July 6, 2005, we entered into a related consulting agreement that expired on January 31, 2007, and an associated stock award agreement that expired on January 1, 2008.

Under the terms of the consulting agreement and stock award agreement, we recorded charges of $9.8 million and $22.2 million in non-cash stock compensation, and $1.2 million and $2.8 million in cash charges, within general and administrative expenses in our consolidated statements of operations during fiscal 2006 and 2005, respectively. We incurred no stock compensation or cash charges associated with this agreement during fiscal 2007.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the fiscal year indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales
Fiscal Year	2007	2006	2005
Fiscal Year Ended	February 2, 2008	February 3, 2007	January 28, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.9	65.7	67.8

Gross margin	33.1	34.3	32.2
Selling, general and administrative expenses	29.0	31.7	34.3
Store closure (adjustments) costs	—	(0.1)	0.9
Asset impairment	0.9	0.1	0.2

Operating income (loss)	3.2	2.6	(3.2)
Interest income (expense), net	0.7	(4.9)	(2.6)

Income (loss) before provision for income taxes	3.9	(2.3)	(5.8)
Provision for income taxes	0.1	—	0.1

Net income (loss)	3.8	(2.3)	(5.9)
Accretion of non-cash dividends on convertible preferred stock	—	—	(4.6)

Net income (loss) attributable to common stockholders	3.8%	(2.3)%	(10.5)%

Fiscal 2007 compared to Fiscal 2006

The following summarizes the consolidated operating results of our company. This discussion is followed by an overview of operating results by reportable segment.

Net Sales

	2007	Change From Prior Fiscal Year		2006
	($ in millions)
Net sales	$611.2	$46.8	8.3%	$564.3
Comparable store sales			(1.1)%

Net sales in fiscal 2007 increased as a result of the following:

•	An increase in the number of stores open, from 430 stores as of February 3, 2007, to 494 stores as of February 2, 2008;

•	An increase of $9.0 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales; and

•	An increase of $3.7 million in net sales for the recording of breakage on unredeemed gift cards, gift certificates and store credits in the fourth quarter of fiscal 2007.

However, these factors were partially offset by:

•

A decrease of 1.1% in comparable store sales, which resulted from a 4.8% decrease in the number of transactions per store, partially offset by a 3.0% increase in the average dollar sale resulting from a 5.3% increase in our average unit retail prices, and a 1.7% decline in units purchased per customer;

•	Recognition of a $3.7 million benefit from the modification of the terms of our Arden B customer loyalty program in fiscal 2006; and

•	The inclusion of 53 weeks of operations in fiscal 2006 versus 52 weeks in fiscal 2007, which added $9.4 million in net sales to fiscal 2006.

Cost of Sales

	2007	Change From Prior Fiscal Year		2006
	($ in millions)
Cost of sales	$408.9	$38.0	10.2%	$370.9
Percentage of net sales	66.9%		1.2%	65.7%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, rent, and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales increased, in dollars, due primarily to the 8.3% increase in net sales and an increase in occupancy costs due to our increase in store count. Cost of sales increased as a percentage of net sales due primarily to:

•

A decrease in merchandise margin as a percentage of sales. The merchandise margin decreased due to an increase in markdown rates, which resulted from additional promotional activity and permanent markdowns in the third and fourth fiscal quarters in response to the competitive retail environment, partially offset by higher initial markup rates compared to the prior year;

•	A deleveraging effect from our comparable store sales decrease; and

•

$1.4 million of pre-opening costs for our new stores incurred during fiscal 2007, associated with stores under construction and/or opened during the period, versus $0.6 million of such costs incurred in the prior year.

Selling, General and Administrative Expenses (SG&A)

	2007	Change From Prior Fiscal Year		2006
	($ in millions)
Selling, general and administrative expenses	$177.5	$(1.2)	(0.7)%	$178.7
Percentage of net sales	29.0%		(2.7)%	31.7%

Our SG&A expenses are comprised of two components. Selling expenses include store and field support costs, including personnel, advertising, and merchandise delivery costs as well as internet processing costs. General and administrative expenses include the cost of corporate functions such as executives, legal, finance and accounting, information systems, human resources, real estate and construction, loss prevention, and other centralized services.

Selling expenses increased approximately $10.0 million over the prior year. As a percentage of net sales, selling expense was 23.1% of net sales, or 20 basis points lower as a percentage of net sales, than a year ago.

The following contributed to the current year increase, in dollars, in selling expenses:

•

A $6.8 million increase in payroll and benefits costs as a result of the increase in the number of stores, the impact of store labor during pre-opening periods for stores under construction and/or opened during the current year, and an increase in claim costs in our employee health care plan, primarily associated with two cases;

•	A $1.9 million increase in credit card and other banking fees;

•	A $0.9 million increase in internet production and ordering costs due to higher internet sales compared to the prior year;

•	A $0.7 million increase in merchandise delivery costs due to the increased store growth; and

•	A $0.4 million increase in advertising and marketing expenditures.

However, these increases, in dollars, were partially offset by the following decreases:

•	A $0.3 million decrease in store and field travel costs;

•	A $0.2 million decrease in store supply costs; and

•	A $0.2 million decrease in field support bonuses based upon our financial performance relative to bonus targets.

General and administrative expenses decreased approximately $11.1 million from the prior year to $36.4 million. As a percentage of net sales, general and administrative expenses were 6.0%, or 240 basis points lower, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•

A decrease in charges associated with the expiration at the end of fiscal 2006 of the July 2005 merchandising consultant agreement of $11.0 million, which resulted in prior year stock and cash compensation charges of $9.8 million and $1.2 million, respectively, versus no expense in fiscal 2007;

•	A $0.7 million severance charge in the prior year related to a former executive;

•	A decrease of $1.7 million in legal fees due primarily to a $0.7 million insurance reimbursement and settlement, and a general decrease in the level of legal services; and

•	A $0.6 million decrease in corporate bonus based on our financial performance relative to bonus targets.

However, the decrease in general and administrative expenses was partially offset by the following increases:

•	A $0.7 million charge associated with a separation agreement upon departure of our former chief executive officer;

•	A $0.7 million increase in recruiting fees, primarily associated with our search for a new chief executive officer; and

•	A $1.5 million increase in corporate payroll due to achievement of full staffing in several corporate support functions.

Store Closure (Adjustments) Costs

	2007	Change From Prior Fiscal Year		2006
	($ in millions)
Store closure (adjustments) costs	$—	$(0.7)	(100.0)%	$(0.7)
Percentage of net sales	0.0%		(0.1)%	(0.1)%

As a result of decreases in estimated costs for lease terminations, due primarily to settlement agreements and a decrease in estimated legal and other costs, during fiscal 2006, we recognized a $0.7 million credit to store closure costs.

We incurred no store closure adjustments or costs during fiscal 2007.

Asset Impairment

	2007	Change From Prior Fiscal Year		2006
	($ in millions)
Asset impairment	$5.5	$5.1	1204.9%	$0.4
Percentage of net sales	0.9%		0.8%	0.1%

Based on our quarterly assessments of the carrying value of long-lived assets, in fiscal 2007 we identified certain stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, as well as wrote down the value of certain capital additions made to previously impaired stores. We incurred non-cash charges of $2.0 million to write down these stores to their respective fair values.

Additionally, based on our annual goodwill analysis, which considered the deteriorating operating performance of our Arden B division and our resulting outlook for that business, we wrote off the entire $3.5 million carrying value of our goodwill, which was directly associated with the Arden B division.

During fiscal 2006, we recorded impairment charges of $0.4 million to write down certain stores’ assets to their respective fair values.

Interest Income (Expense), Net

	2007	Change From Prior Fiscal Year		2006
	($ in millions)
Interest income (expense), net	$4.4	$31.9	115.8%	$(27.6)
Percentage of net sales	0.7%		5.6%	(4.9)%

We generated interest income, net, of $4.4 million in fiscal 2007 comprised of:

•	Interest income of $5.3 million from investments in cash and marketable securities;

•

Non-cash interest expense of $0.8 million with respect to our secured convertible notes comprised primarily of discount amortization, with the nominal residual comprised of annual interest at 3.76%, which we have elected to add to principal;

•	Non-cash credits of $0.1 million from capitalized interest during the construction period on new store openings;

•	Amortization of deferred financing costs of $0.1 million associated with our revolving credit facility and secured convertible notes; and

•	Non-cash interest expense of $0.1 million to recognize the increase in market value of a derivative liability.

In fiscal 2006, we incurred interest expense, net, of $27.6 million, comprised of $29.1 million of net accelerated interest charges upon investor conversions into Class A common stock of $37.5 million of our secured convertible notes, $0.2 million to write off unamortized deferred financing costs and cash interest expense of $0.1 million for a prepayment penalty upon repayment of the $8.0 million term loan, $2.1 million of interest expense on our secured convertible notes for annual interest at 3.76% and discount amortization, amortization of $0.5 million of deferred financing cost, and $0.4 million interest expense on the term loan, plus related revolving credit facility, appraisal and amendment fees, partially offset by $4.4 million of interest income from investment of cash and a non-cash credit of $0.4 million to recognize the decrease in market value of derivative liabilities.

Provision for Income Taxes

	2007	Change From Prior Fiscal Year		2006
	($ in millions)
Provision for income taxes	$0.4	$0.1	22.7%	$0.3

In fiscal 2007, we had net operating loss carryforwards available, subject to certain limitation, to offset our regular taxable income. We recognized a provision for income taxes that resulted in effective tax rates of 1.5% for federal income taxes and 0.1% for state income taxes. These effective rates are based on the portion of our estimated alternative minimum taxable income for fiscal 2007 that cannot be offset by net operating loss carryforwards.

We ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning with our second quarter of fiscal 2004, and we currently recognize the tax benefits associated with our deferred tax assets only when they are realized.

In fiscal 2007 and fiscal 2006, we had sufficient net operating loss carryforwards available to fully offset taxable income generated in both fiscal years. In fiscal 2006, despite our loss before provision for income taxes, due primarily to the non-deductibility for tax purposes of the interest expense associated with our secured convertible notes, we generated taxable income. However, under federal tax law, we are permitted to use net operating loss carryforwards to offset only 90% of our taxable income, as calculated on the alternative minimum tax basis. As such, our remaining 10% of income, as calculated on the alternative minimum tax basis, is subject to federal income taxes payable at a rate of 20%. Our fiscal 2007 and fiscal 2006 provisions for income taxes are primarily comprised of this alternative minimum tax.

Segment Information

The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. In the tables below, Wet Seal and Arden B reportable segments include data from their respective stores and internet operations. Operating segment results include net sales, cost of sales, asset impairment and store closure costs, and other direct store and field management expenses, with no allocation of corporate overhead, interest income or expense.

Wet Seal:
(In thousands, except sales per square foot and store count data)	Fiscal 2007	Fiscal 2006
Net sales	$478,405	$417,098
% of consolidated net sales	78%	74%
Comparable store sales % increase compared to the prior fiscal year	1.2%	8.8%
Operating income	$69,188	$47,194
Sales per square foot	$314	$321
Number of stores as of year-end	399	338
Square footage as of year-end	1,568	1,316

Wet Seal comparable stores sales increased 1.2% in fiscal 2007, compared to a prior year increase of 8.8%. The increase in fiscal 2007 was due primarily to a 5.1% increase in the average dollar sale, partially offset by a 4.9% decrease in the number of transaction counts per store. The increase in the average dollar sale resulted from a 7.6% increase in our average unit retail prices, somewhat offset by a 1.6% decrease in units purchased per customer. The overall net sales increase was attributable to the increase in number of stores open, from 338 stores as February 3, 2007 to 399 stores as of February 2, 2008, a $6.5 million increase in net sales in our internet business, and a $2.9 million benefit of recording breakage for unredeemed gift cards, gift certificates and store credits in fiscal 2007, which are not factors in calculating our comparable store sales.

Wet Seal’s operating income increased to 14.5% of net sales in fiscal 2007, from 11.3% in fiscal 2006. The increase in operating income was due primarily to improved merchandise margins as a result of higher initial markup rates compared to prior year, partially offset by increase in markdown rates, as a result of the additional promotional activity and permanent markdowns in the third and fourth quarters of fiscal 2007 in response to the competitive retail environment. This favorable impact from merchandise margins was partially offset by an increase in occupancy costs resulting from the deleveraging effect from having only a slight increase in comparable store sales, and $1.4 million of pre-opening costs for our new stores opened in fiscal 2007, associated with stores under construction and/or opened during the period, versus $0.6 million of such costs incurred in the prior year. In addition, cash and non-cash stock compensation charges of $1.2 million and $9.8 million, respectively, were recorded in fiscal 2006 associated with the merchandising consultant engaged to assist with our merchandising initiatives versus no such charges being incurred in fiscal 2007.

Arden B:
(In thousands, except sales per square foot and store count data )	Fiscal 2007	Fiscal 2006
Net sales	$132,758	$147,226
% of consolidated net sales	22%	26%
Comparable store sales % decrease compared to the prior fiscal year	(8.2)%	(1.1)%
Operating income (loss)	$(14,953)	$2,878
Sales per square foot	$420	$459
Number of stores as of year-end	95	92
Square footage as of year-end	295	297

Arden B comparable stores sales decreased 8.2% in fiscal 2007, compared to a prior year decrease of 1.1%. The decrease in fiscal 2007 was due primarily to a 4.3% decrease in the number of transaction counts per store and a 4.1% decrease in the average dollar sale. The decrease in the average dollar sale resulted from a 1.5% decline in our average unit retail prices and a 2.7% decline in units purchased per customer. In addition, Arden B’s net sales in fiscal 2006 included the modification of the terms of our Arden B customer loyalty program, which resulted in recognition of sales previously deferred of $3.7 million. These decreases were partially offset by a current year increase of $2.5 million in net sales in our internet business and a $0.8 million benefit of recording breakage of unredeemed gift cards, gift certificates and store credits in fiscal 2007, which are not factors in calculating our comparable store sales.

Arden B incurred an operating loss of 11.3% of net sales in fiscal 2007, compared to operating income of 2.0% of net sales in fiscal 2006. The decrease in operating results was due primarily to a decrease in merchandise margins resulting from a significant increase in markdown rates, and slightly lower initial markup rates, compared to prior year, and the deleveraging effect on occupancy and other operating costs resulting from the decrease in comparable store sales. Additionally, this segment’s operating results were impacted by an asset impairment charge of $1.9 million to write down the carrying value of long-lived assets that were identified during our quarterly evaluations of the carrying value of long-lived assets in excess of forecasted undiscounted cash flows, and the $3.5 million write off of the carrying value of the goodwill associated with the Arden B division.

Fiscal 2006 compared to Fiscal 2005

Net Sales

	2006	Change From Prior Fiscal Year		2005
	($ in millions)
Net sales	$564.3	$63.5	12.7%	$500.8
Comparable store sales			6.1%

Net sales in fiscal 2006 increased as a result of the following:

•

Our comparable store sales increase of 6.1% was a result of a 10.2% increase in transaction counts per store, partially offset by a 4.5% decrease in average dollar sale. The decrease in average dollar sale resulted from a 14.6% decrease in our average unit retail, driven by the continuation of our new merchandising strategy in our Wet Seal stores, partially offset by a 10.5% increase in units per customer;

•

Modification of the terms of our Arden B customer loyalty program to expire unredeemed awards after specified periods of time, which resulted in recognition of sales previously deferred of $3.7 million and which is not a factor in calculating our comparable store sales;

•	An increase of $10.1 million in net sales for our internet business compared to the prior year, which is also not a factor in calculating our comparable store sales;

•	The inclusion of 53 weeks of operations in fiscal 2006 versus 52 weeks in fiscal 2005, which added $9.4 million in net sales to fiscal 2006; and

•	An increase in the number of stores open, from 400 Wet Seal and Arden B stores as of January 28, 2006, to 430 Wet Seal and Arden B stores as of February 3, 2007.

Cost of Sales

	2006	Change From Prior Fiscal Year		2005
	($ in millions)
Cost of sales	$370.9	$31.4	9.3%	$339.5
Percentage of net sales	65.7%		(2.1)%	67.8%

Cost of sales increased in dollars primarily due to the 12.7% increase in net sales. Cost of sales decreased as a percentage to net sales, due to:

•

Modification of the terms of our Arden B customer loyalty program to expire unredeemed awards after a specified period of time, resulting in recognition of sales previously deferred of $3.7 million with no corresponding charge to cost of sales;

•

Improvement in merchandise margin due to increases in cumulative markup rates and increased amortization of frequent buyer program revenues, partially offset by increased markdowns for discounts associated with the frequent buyer program, increased markdowns in connection with the transition of merchandise leadership within the Arden B division, and additional markdowns at Wet Seal stores due to relatively weak sales performance in the fourth quarter; and

•	The positive effect of sales leverage on occupancy costs.

However, the decrease was partially offset by the following:

•

An increase in buying, planning and allocation payroll and related costs due to higher staffing levels and $0.9 million in stock compensation expense resulting from our adoption of SFAS No. 123(R) as of the beginning of fiscal 2006; and

•

An increase in distribution costs associated with transferring security-tagging activity from our stores to our distribution center, an increase in inventory receipts and $0.1 million in stock compensation expense resulting from our adoption of SFAS No. 123(R) as of the beginning of fiscal 2006.

Selling, General and Administrative Expenses (SG&A)

	2006	Change From Prior Fiscal Year		2005
	($ in millions)
Selling, general and administrative expenses	$178.7	$6.7	3.9%	$172.0
Percentage of net sales	31.7%		(2.6)%	34.3%

Selling expenses increased approximately $17.3 million over the prior year. As a percentage of net sales, selling expenses were 23.3% of net sales, or 60 basis points higher as a percentage of net sales, than a year ago. The increase in selling expenses from last year, in dollars, was primarily due to a $9.2 million increase in payroll and benefits costs as a result of increased sales, labor-intensive store promotion set-ups, heavy inventory receipts and our increase in store count, partially offset by transfer of security-tagging activity from our stores to our distribution center during fiscal 2006; a $2.8 million increase in internet production and ordering costs due to higher internet sales compared to the prior year; a $2.2 million increase in spending for advertising associated with visual presentation, in-store signage, promotional contests and publication placements; a $1.0 million increase in store supply costs; a $0.4 million increase in credit card and other banking fees; a $0.5 million increase in security costs due to increased purchases of inventory sensor tags; a $1.0 million increase in store-related travel and field support costs; and a $0.2 million increase in inventory services due to our increased number of stores and higher inventory levels.

General and administrative expenses decreased approximately $10.6 million from the prior year to $47.5 million. As a percentage of net sales, general and administrative expenses were 8.4%, or 320 basis points lower, than a year ago.

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

•	A $1.0 million increase in payroll taxes and benefit costs due to increased corporate payroll and an increase in claims in our group health plan; and

•	A $0.2 million increase in other miscellaneous charges.

Store Closure (Adjustments) Costs

	2006	Change From Prior Fiscal Year		2005
	($ in millions)
Store closure (adjustments) costs	$(0.7)	$(5.2)	(115.6)%	$4.5
Percentage of net sales	(0.1)%		(1.0)%	0.9%

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

Asset Impairment

	2006	Change From Prior Fiscal Year		2005
	($ in millions)
Asset impairment	$0.4	$(0.6)	(57.0)%	$1.0
Percentage of net sales	0.1%		(0.1)%	0.2%

Based on our quarterly assessments of the carrying value of long-lived assets, in fiscal 2006 we identified certain stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values. We incurred non-cash charges of $0.4 million to write down these stores to their respective fair values.

During fiscal 2005, we recorded impairment charges of $1.0 million to write down certain stores’ assets to their respective fair values, as well as to write down the value of certain capital additions made to previously impaired stores.

Interest Expense, Net

	2006	Change From Prior Fiscal Year		2005
	($ in millions)
Interest expense, net	$(27.6)	$(14.7)	114.3%	$(12.9)
Percent of net sales	(4.9)%		(2.3)%	(2.6)%

We incurred interest expense, net, of $27.6 million in fiscal 2006 comprised of:

•

A net write off of $29.1 million of unamortized debt discount, deferred financing costs and accrued interest upon investor conversions into Class A common stock of $37.5 million of our secured convertible notes;

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

•

Non-cash interest expense of $0.2 million to write off unamortized deferred financing costs and cash interest expense of $0.1 million for a prepayment penalty upon our repayment of the $8.0 million term loan in March 2006;

•	Interest expense of $0.4 million under our senior credit facility, for an $8.0 million term loan, plus related senior credit facility, appraisal and amendment fees; and

•	Interest income of $4.4 million from investment of cash.

In fiscal 2005, we incurred interest expense, net, of $12.9 million, comprised of $8.8 million of net accelerated interest charges upon investor conversions into Class A common stock of $10.4 million in principal amount of our $56.0 million of secured convertible notes, $1.2 million associated with our senior credit facility and the term loan thereunder, $1.2 million of interest expense on a $10.0 million bridge loan, $3.0 million of interest on our secured convertible notes and discount amortization, and amortization of $1.0 million of deferred financing cost, partially offset by $2.1 million of interest income from investment of cash and a non-cash credit of $0.2 million to recognize the decrease in market value of derivative liabilities.

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

Segment Information

The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. In the tables below, Wet Seal and Arden B reportable segments include data from their respective stores and internet operations. Operating segment results include net sales, cost of sales, asset impairment and store closure costs, and other direct store and field management expenses, with no allocation of corporate overhead, interest income or expense.

Wet Seal:
(In thousands, except sales per square foot and store count data)	Fiscal 2006	Fiscal 2005
Net sales	$417,098	$363,064
% of consolidated net sales	74%	72%
Comparable store sales % increase compared to the prior fiscal year	8.8%	74.1%
Operating income	$47,194	$18,512
Sales per square foot	$321	$297
Number of stores as of year-end	338	308
Square footage as of year-end	1,316	1,206

Wet Seal comparable stores sales increased 8.8% in fiscal 2006, compared to a fiscal 2005 increase of 74.1%. Wet Seal transaction counts per store increased 11.9%, partially offset by a 3.9% decrease in average dollar sale. The decrease in average dollar sale resulted from a 15.0% decrease in our average unit retail, driven by the continuation of our new merchandising strategy in our Wet Seal stores, partially offset by an 11.7% increase in units per customer. Wet Seal’s increase in net sales included an $8.3 million increase in net sales in the internet business, which is not a factor in calculating our comparable store sales. Additionally, the inclusion of 53 weeks of operations in fiscal 2006 versus 52 weeks in fiscal 2005 and the increase in the number of stores open, from 308 stores as January 28, 2006 to 338 stores as of February 3, 2007, contributed to the increase in net sales.

Wet Seal’s operating income increased to 11.3% of net sales in fiscal 2006, from 5.1% in fiscal 2005. The increase in operating income was due primarily to fiscal 2005 including $22.2 million of non-cash stock compensation charges and $2.8 million of cash compensation charges versus fiscal 2006 including $9.8 million of non-cash stock compensation charges and $1.2 million of cash compensation charges, associated with a consultant engaged to assist with our merchandising initiatives. Additionally, fiscal 2005 included a store closure costs of $4.5 million primarily related to the estimated lease termination costs for 150 Wet Seal store closures as part of our turnaround strategy, versus a favorable impact of $0.7 million in fiscal 2006 due to decreases in estimated costs for lease terminations to these same Wet Seal store closures. Cost of sales decreased as a percent to net sales due to the positive effect of the increased comparable store sales leverage on occupancy costs, and an improvement in merchandise margin due to increases in cumulative markup rates and increased amortization of frequent buyer program revenues, partially offset by increased markdowns for discounts associated with the frequent buyer program as well as additional markdowns due to relatively weak sales performance, primarily in the fourth quarter.

Arden B:
(In thousands, except sales per square foot and store count data)	Fiscal 2006	Fiscal 2005
Net sales	$147,226	$137,743
% of consolidated net sales	26%	28%
Comparable store sales % (decrease) increase compared to the prior fiscal year	(1.1)%	0.1%
Operating income (loss)	$2,878	$(2,770)
Sales per square foot	$459	$464
Number of stores as of year-end	92	92
Square footage as of year-end	297	293

Arden B comparable stores sales decreased 1.1% in fiscal 2006, compared to a fiscal 2005 increase of 0.1%. Arden B transaction counts per store decreased 5.9%, partially offset by a 5.6% increase in average dollar sale. The increase in average dollar sale resulted from a 9.7% increase in our average unit retail, partially offset by a 3.1% decrease in units per customer. Additionally, Arden B’s net sales increase was attributable to a fiscal 2006 modification of the terms of our Arden B customer loyalty program, which resulted in recognition of sales previously deferred of $3.7 million and a $1.8 million increase in net sales in our internet business compared to fiscal 2005, which are not factors in calculating our comparable store sales. Additionally, the inclusion of 53 weeks of operations in fiscal 2006 versus 52 weeks in fiscal 2005 contributed to the increase in net sales.

Arden B generated operating income of 2.0% of net sales in fiscal 2006, compared to an operating loss of 2.0% of net sales in fiscal 2005. The increase in operating results was due primarily to the recognition of a $3.7 million benefit from the modification of the terms our Arden B customer loyalty program included in fiscal 2006 sales. Our merchandise margin increased due to a significant increase in initial markup rates, partially offset by higher markdown rates, compared to fiscal 2005. Additionally, this segment’s operating results were favorably impacted by non-cash charges of $0.3 million to write down the carrying value of long-lived assets that were identified during our quarterly assessments of the carrying value of long-lived assets in excess of forecasted undiscounted cash flows, compared to $1.0 million to write down the carrying value of long-lived assets in fiscal 2005.

Liquidity and Capital Resources

Net cash provided by operating activities was $51.5 million for fiscal 2007, compared to $28.8 million for the same period last year. For fiscal 2007, operating cash flows were directly impacted by our net income of $23.2 million, net non-cash charges (primarily depreciation and amortization, asset impairment charges, and stock-based compensation) of $26.3 million, a decrease in merchandise inventories, net of merchandise accounts payable, of $1.0 million, a net source of cash from changes in other operating assets and liabilities of $4.7 million, partially offset by gift card, gift certificate and store credit breakage of $3.7 million. For fiscal 2007, net cash used in investing activities of $38.5 million was used entirely for capital expenditures. Capital expenditures for the period were primarily for new stores, store relocations and remodeling for our Wet Seal division, and for various information technology projects. Capital expenditures do not include a $0.1 million increase since the end of fiscal 2006 in capital assets purchased on account for which we have not yet made payment. We expect to pay nearly all of the total balance of such amounts payable, $3.3 million, during the first quarter of fiscal 2008.

We estimate that, in fiscal 2008, capital expenditures will be between $28 million and $30 million, primarily for the construction of approximately 20 to 25 new stores, remodeling or relocation of existing stores and various other store-related and information technology capital projects. We anticipate receiving between $4 million and $5 million in landlord tenant improvement allowances in connection with certain of our new store lease agreements. We anticipate closing approximately 15 to 25 stores upon lease expirations during the course of the year, which would result in relatively flat, or nominally increased, net store count growth for fiscal 2008.

For fiscal 2007, net cash used in financing activities was $17.6 million, comprised primarily of $20.1 million used to repurchase 3.6 million shares of our Class A common stock pursuant to a 4.0 million share repurchase authorization granted by our Board of Directors on March 28, 2007, partially offset by $2.3 million in proceeds from investor exercises of common stock warrants. Our Board of Directors has suspended our authority to make further share repurchases under the March 28, 2007, authorization.

Total cash and cash equivalents at February 2, 2008, was $100.6 million, compared to $105.3 million at February 3, 2007.

We maintain a $35.0 million senior revolving credit facility, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the agreement. Under our senior revolving credit facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on our line of credit under the senior revolving credit facility is the prime rate or, if we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under our senior revolving credit facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of February 2, 2008. We also incur fees on outstanding letters of credit under the senior revolving credit facility in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The senior revolving credit facility ranks senior in right of payment to our secured convertible notes. Borrowings under the senior revolving credit facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, LLC.

At February 2, 2008, the amount outstanding under the senior revolving credit facility consisted of $3.0 million in open documentary letters of credit related to merchandise purchases and $1.7 million in standby letters of credit. At February 2, 2008, we had $30.3 million available for cash advances and/or for the issuance of additional letters of credit. At February 2, 2008, we were in compliance with all covenant requirements in the senior revolving credit facility.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months. However, we may experience continued declines in consolidated comparable store sales or experience other events that negatively affect our operating results. If our consolidated comparable store sales drop significantly for an extended period of time, or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could impact our results of operations and operating cash flow. This could also cause a decrease in or elimination of excess availability under the Facility, which could force us to seek alternatives to address cash constraints, including seeking additional debt and/or equity financing.

Seasonality and Inflation

Our business is seasonal in nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending during September, historically accounting for a large percentage of our sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly more than 30% of our annual sales. We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we cannot be certain that our business will not be affected by inflation in the future.

Commitments and Contingencies

At February 2, 2008, our contractual obligations consisted of:

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Lease commitments:
Operating leases	$312,400	$56,000	$92,600	$73,300	$90,500
Fixed common area maintenance	55,700	7,100	13,600	13,300	21,700
Convertible notes, including accrued interest	9,041	—	—	—	9,041
Supplemental Employee Retirement Plan	2,076	220	440	440	976
Merchandise on order with suppliers	45,558	45,558	—	—	—
Projected interest on contractual obligations	1,410	—	—	—	1,410

Total	$426,185	$108,878	$106,640	$87,040	$122,217

Lease commitments include operating leases for our retail stores, principal executive offices, warehouse facilities and computers under operating lease agreements expiring at various times through 2019. Certain leases for our retail stores include fixed common area maintenance obligations.

We have a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one former director. The SERP provides for retirement death benefits through life insurance. We funded a portion of the SERP obligation in prior years through contributions to a trust arrangement known as a “Rabbi” trust.

We place merchandise orders approximately 45 to 60 days in advance for domestic merchandise and 120 days in advance for imported merchandise. Occasionally, we have “promotional events” for which we purchase larger quantities at discounted prices. We have markdown risk to the extent we do not ultimately achieve adequate sell-through on such merchandise.

The projected interest component on our company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 6 of Notes to Consolidated Financial Statements). This projected interest pertains to the 3.76% interest, compounded annually, on our secured convertible notes. Upon investor conversions of our secured convertible notes, we no longer become obligated to pay a ratable portion of such interest.

Our other commercial commitments consist of letters of credit primarily for the procurement of domestic and imported merchandise and to secure obligations to certain insurance providers, and are secured through our senior revolving credit facility. At February 2, 2008, our contractual commercial commitments under these letter of credit arrangements were as follows:

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Letters of credit	$4,657	$4,657	—	—	—

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier.

Recently Adopted Accounting Pronouncements

Effective February 4, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of accumulated deficit in the year of adoption. FIN 48 also requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. The adoption of FIN 48 had no effect on our consolidated financial statements.

At February 2, 2008, we had less than $0.1 million in unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods. We are currently unaware of any issues under review that could result in significant payments, accruals or material deviations from our recognized tax positions.

Effective upon adoption of FIN 48, we recognize interest and penalties accrued related to unrecognized tax benefits and penalties within our provision for income taxes. We had no such interest and penalties accrued at February 2, 2008. Prior to our adoption of FIN 48, we recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

The major jurisdictions in which we file income tax returns include the United States federal jurisdiction as well as various state jurisdictions within the United States. Our fiscal year 2004 and thereafter are subject to examination by the United States federal jurisdiction, and, generally, fiscal year 2002 and thereafter are subject to examination by various state tax authorities.

In May 2007, the FASB issued FSP No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect our consolidated financial statements.

In June 2006, the FASB ratified the consensus reached in EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-3 was effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from our customers are and have been recorded on a net basis. We did not modify this accounting policy. As such, the adoption of EITF Issue No. 06-3 did not have an effect on our consolidated financial position or results of operations.

New Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 is required as of the beginning of fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP Nos. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from its scope. We have not yet determined the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” Adoption of SFAS No. 159 is required as of the beginning of fiscal years beginning after November 15, 2007. We do not intend to apply the fair value option to any of our assets or liabilities upon adoption of SFAS No. 159 and, accordingly, do not believe adoption of SFAS No. 159 will have any effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration measured at their fair value at the acquisition date. It further required research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, we do not believe adoption of SFAS No. 141R will have any effect on our consolidated financial statements. However, SFAS No. 141R could affect how we account for business acquisitions occurring after its adoption date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe adoption of SFAS No. 160 will have any effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not yet determined the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements.

Additional information regarding new accounting pronouncements is contained in Note 1 of Notes to Consolidated Financial Statements herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we borrow under our senior revolving credit facility, we are exposed to market risk related to changes in interest rates. At February 2, 2008, no borrowings were outstanding under the senior revolving credit facility. As of February 2, 2008, we are not a party to any derivative financial instruments, except as discussed in “Market Risk—Change in Value of our common stock” immediately below.

We contract for and settle all purchases in U.S. dollars, and in fiscal 2007 we directly imported only approximately 16% of our merchandise inventories. Thus, we consider the effect of currency rate changes to be indirect and, given the small amount of imported product, we believe the effect of a major shift in currency exchange rates would be insignificant to our results.

Market Risk—Change in Value of our Common Stock

Our secured convertible notes (see Note 6 of the Notes to Consolidated Financial Statements) contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require us to redeem all or a portion of the notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of our Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. We account for this derivative at fair value on the consolidated balance sheets within other long-term liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determine the fair value of the derivative instrument each period using a combination of the Black-Scholes model and the Monte-Carlo simulation model. Such models are complex and require significant judgments in the estimation of fair values in the absence of quoted market prices. Changes in the fair market value of the derivative liability are recognized in earnings.

In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in our common stock price, and changes in risk-free interest rates, our expected dividend yield and expected returns on our common stock could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in our consolidated statements of operations. During fiscal 2007, there was a $0.1 million increase in the fair value of this derivative, which we recognized as an increase to the carrying value of the derivative liability and a reduction of interest expense in the consolidated statements of operations.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 2, 2008, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2008, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2008.

Our internal control over financial reporting as of February 2, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Wet Seal, Inc.

We have audited the internal control over financial reporting of The Wet Seal, Inc. and subsidiaries (the “Company”) as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 2, 2008, of the Company and our report dated April 10, 2008, expressed an unqualified opinion on those financial statements.

Costa Mesa, CA

April 10, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

The following is a list, as of April 10, 2008, of the names and ages of the executive officers of The Wet Seal, Inc.

Name	Officers and Other Positions Held With Our Company	Age
Edmond S. Thomas	President and Chief Executive Officer	54
Steven H. Benrubi	Executive Vice President, Chief Financial Officer and Corporate Secretary	41
Dyan Jozwick	Chief Merchandise Officer, Wet Seal Division	50

Edmond S. Thomas. Mr. Edmond Thomas was appointed president and chief executive officer effective October 2007. Mr. Thomas previously served as President and Chief Operating Officer of our Company from 1992 through 2000. Immediately prior to joining us, Mr. Thomas served as president and co-chief executive officer of Tilly’s Inc., a privately owned company that sells action sports related apparel, footwear and accessories. Mr. Thomas had served in this position since 2005. Mr. Thomas is currently the managing partner of The Evans Thomas Company, LLC, which is the general partner of AXIS Capital Fund I, LP, which provides advisory services for retail, catalog, and consumer goods companies along with investment in emerging growth retail companies. Mr. Thomas serves on the Board of Directors of Directed Electronics Inc., a designer and marketer of electronic products, and Trans-World Entertainment Corporation, a specialty music video retailer.

Steven H. Benrubi. Mr. Steve Benrubi was appointed our executive vice president and chief financial officer in September 2007. Since June 2005, Mr. Benrubi had previously served as our vice president and corporate controller. Immediately prior to that, from August 2003, he served as vice president and corporate controller of CKE Restaurants, Inc., the parent company of several fast food restaurant chains including Carl’s Jr. and Hardee’s. Prior to his employment with CKE Restaurants, Inc., Mr. Benrubi served as treasurer of Champion Enterprises, Inc., a manufacturer and retailer of manufactured homes.

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

Additional information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

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

Signatures	Title	Date Signed

/s/ EDMOND S. THOMAS Edmond S. Thomas	President and Chief Executive Officer (Principal Executive Officer) and Member of the Board of Directors	April 10, 2008

/s/ STEVEN H. BENRUBI Steven H. Benrubi	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2008

/s/ ALAN SIEGEL Alan Siegel	Chairman of the Board of Directors	April 10, 2008

/s/ JONATHAN DUSKIN Jonathan Duskin	Director	April 10, 2008

/s/ SIDNEY M. HORN Sidney M. Horn	Director	April 10, 2008

/s/ HAROLD D. KAHN Harold D. Kahn	Director	April 10, 2008

/s/ KENNETH M. REISS Kenneth M. Reiss	Director	April 10, 2008

/s/ HENRY D. WINTERSTERN Henry D. Winterstern	Director	April 10, 2008

/s/ MICHAEL ZIMMERMAN Michael Zimmerman	Director	April 10, 2008

THE WET SEAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	F-2

FINANCIAL STATEMENTS:
Consolidated balance sheets as of February 2, 2008 and February 3, 2007	F-3
Consolidated statements of operations for the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006	F-4
Consolidated statements of stockholders’ equity for the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006	F-5
Consolidated statements of cash flows for the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006	F-7
Notes to consolidated financial statements	F-9

FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Wet Seal, Inc.

We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Wet Seal, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation upon adoption of Financial Accounting Standards Board Statement No. 123(R), “Shared-Based Payment,” in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, CA

April 10, 2008

THE WET SEAL, INC.

CONSOLIDATED BALANCE SHEETS

	February 2, 2008	February 3, 2007
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,618	$105,254
Income taxes receivable	167	56
Other receivables	5,715	3,604
Merchandise inventories	31,590	34,231
Prepaid expenses and other current assets	10,991	8,795

Total current assets	149,081	151,940

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	100,018	84,758
Furniture, fixtures and equipment	65,393	55,698

	165,411	140,456
Less accumulated depreciation and amortization	(92,530)	(89,931)

Net equipment and leasehold improvements	72,881	50,525

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $5,302 and $5,159 at February 2, 2008, and February 3, 2007, respectively	412	555
Other assets	1,702	1,651
Goodwill	—	3,496

Total other assets	2,114	5,702

TOTAL ASSETS	$224,076	$208,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—merchandise	$9,474	$11,143
Accounts payable—other	10,197	10,078
Income taxes payable	—	128
Accrued liabilities	34,445	37,256
Current portion of deferred rent	4,729	3,381

Total current liabilities	58,845	61,986

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $962 and $634 at February 2, 2008 and February 3, 2007, respectively, and net of unamortized discount of $5,458 and $5,974 at February 2, 2008 and February 3, 2007, respectively	3,583	2,739
Deferred rent	29,686	22,501
Other long-term liabilities	1,956	1,977

Total long-term liabilities	35,225	27,217

Total liabilities	94,070	89,203

COMMITMENTS AND CONTINGENCIES (Note 8)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 2,167 and 2,167 shares issued and outstanding at February 2, 2008 and February 3, 2007, respectively	2,167	2,167

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 98,377,559 shares issued and 92,006,359 shares outstanding at February 2, 2008 and 96,218,013 shares issued and 95,818,013 outstanding at February 3, 2007	9,838	9,622
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at February 2, 2008, and February 3, 2007, respectively	—	—
Paid-in capital	287,848	280,163
Accumulated deficit	(147,982)	(171,214)
Treasury stock, 6,371,200 shares and 400,000 shares, at cost, at February 2, 2008 and February 3, 2007, respectively (Note 9)	(22,461)	(2,400)
Accumulated other comprehensive income	596	626

Total stockholders’ equity	127,839	116,797

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224,076	$208,167

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(In thousands, except share data)
Net sales	$611,163	$564,324	$500,807
Cost of sales	408,892	370,888	339,483

Gross margin	202,271	193,436	161,324
Selling, general and administrative expenses	177,468	178,703	171,988
Store closure (adjustments) costs	—	(730)	4,517
Asset impairment	5,546	425	989

Operating income (loss)	19,257	15,038	(16,170)

Interest income	5,489	4,387	2,288
Interest expense	(1,136)	(31,955)	(15,150)

Interest income (expense), net	4,353	(27,568)	(12,862)

Income (loss) before provision for income taxes	23,610	(12,530)	(29,032)
Provision for income taxes	378	308	330

Net income (loss)	23,232	(12,838)	(29,362)
Accretion of non-cash dividends on convertible preferred stock	—	—	(23,317)

Net income (loss) attributable to common stockholders	$23,232	$(12,838)	$(52,679)

Net income (loss) attributable to common stockholders per share, basic	$0.24	$(0.18)	$(1.19)

Net income (loss) attributable to common stockholders per share, diluted	$0.23	$(0.18)	$(1.19)

Weighted-average shares outstanding, basic	91,154,133	72,577,398	44,340,894

Weighted-average shares outstanding, diluted	100,938,542	72,577,398	44,340,894

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A Class B
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at January 29, 2005	38,188,233	$3,819	423,599	$42	$144,231	$(5,342)	$(105,697)	$—	$—	$—	$37,053
Net loss	—	—	—	—	—	—	(29,362)	—	—	—	(29,362)
Stock issued pursuant to long-term incentive plans	8,481,893	848	—	—	(848)	—	—	—	—	—	—
Deferred stock compensation—non-employee performance shares	—	—	—	—	550	(550)	—	—	—	—	—
Deferred stock compensation pursuant to long-term incentive plans	—	—	—	—	2,079	(2,079)	—	—	—	—	—
Cancellation of deferred stock compensation due to employee terminations	—	—	—	—	(595)	595	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	2,419	—	—	—	—	2,419
Deferred stock compensation—stock payment in lieu of rent	365,000	37	—	—	1,029	(1,066)	—	—	—	—	—
Amortization of deferred stock compensation—stock payment in lieu of rent	—	—	—	—	—	200	—	—	—	—	200
Exercise of stock options	501,000	50	—	—	881	—	—	—	—	—	931
Exercise of common stock warrants	3,753,284	376	—	—	7,006	—	—	—	—	—	7,382
Shares converted from Class B to Class A	423,599	42	(423,599)	(42)	—	—	—	—	—	—	—
Beneficial conversion feature of convertible preferred stock	—	—	—	—	14,692	—	—	—	—	—	14,692
Issuance of common stock warrants	—	—	—	—	8,509	—	—	—	—	—	8,509
Conversions of convertible preferred stock into common stock	4,980,000	498	—	—	14,442	—	—	—	—	—	14,940
Transaction costs for convertible preferred stock and other equity securities	—	—	—	—	(1,574)	—	—	—	—	—	(1,574)
Conversions of convertible notes into common stock	6,943,634	694	—	—	9,721	—	—	—	—	—	10,415
Stock-based compensation—non-employee performance shares	—	—	—	—	21,877	305	—	—	—	—	22,182
Accretion of non-cash dividends on convertible preferred stock	—	—	—	—	—	—	(23,317)	—	—	—	(23,317)

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Common Stock				Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A Class B
	Shares	Par Value Shares		Par Value
	(In thousands, except share data)
Balance at January 28, 2006	63,636,643	6,364	—	—	222,000	(5,518)	(158,376)	—	—	—	64,470
Net loss	—	—	—	—	—	—	(12,838)	—	—	—	(12,838)
Reclassification of deferred stock compensation to paid-in capital upon adoption of SFAS No. 123(R)	—	—	—	—	(5,518)	5,518	—	—	—	—	—
Stock issued pursuant to long-term incentive plans	374,956	37	—	—	(37)	—	—	—	—	—	—
Stock-based compensation—directors and employees	—	—	—	—	5,219	—	—	—	—	—	5,219
Stock-based compensation—non-employee performance shares	—	—	—	—	9,797	—	—	—	—	—	9,797
Amortization of stock payment in lieu of rent	—	—	—	—	216	—	—	—	—	—	216
Exercise of stock options	18,333	2	—	—	98	—	—	—	—	—	100
Exercise of common stock warrants	7,204,866	721	—	—	18,550	—	—	—	—	—	19,271
Conversions of convertible preferred stock into common stock	2,497,667	250	—	—	7,243	—	—	—	—	—	7,493
Conversions of secured convertible notes into common stock	25,003,783	2,500	—	—	35,005	—	—	—	—	—	37,505
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	—	—	—	—	626	626
Repurchase of common stock	—	—	—	—	—	—	—	(15,062)	—	—	(15,062)
Retirement of treasury stock	(2,518,235)	(252)	—	—	(12,410)	—	—	12,662	—	—

Balance at February 3, 2007	96,218,013	9,622	—	—	280,163	—	(171,214)	(2,400)	—	626	116,797
Net income	—	—	—	—	—	—	23,232	—	23,232	—	23,232
Stock issued pursuant to long-term incentive plans	1,201,460	120	—	—	(120)	—	—	—	—	—	—
Stock-based compensation—directors and employees	—	—	—	—	5,207	—	—	—	—	—	5,207
Amortization of stock payment in lieu of rent	—	—	—	—	216	—	—	—	—	—	216
Exercise of stock options	48,334	5	—	—	172	—	—	—	—	—	177
Exercise of common stock warrants	909,752	91	—	—	2,210	—	—	—	—	—	2,301
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	—	(26)	(26)	(26)
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	—	(4)	(4)	(4)

Comprehensive income									$23,202

Repurchase of common stock	—	—	—	—	—	—	—	(20,061)			(20,061)

Balance at February 2, 2008	98,377,559	$9,838	—	$—	$287,848	$—	$(147,982)	$(22,461)		$596	$127,839

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,232	$(12,838)	$(29,362)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,673	12,388	11,810
Amortization of discount on secured convertible notes	516	29,588	9,214
Amortization of deferred financing costs	143	3,505	1,901
Amortization of stock payment in lieu of rent	216	216	200
Adjustment of derivatives to fair value	70	(370)	(216)
Interest added to (extinguished from) principal of bridge loan payable and secured convertible notes	328	(1,167)	2,999
Store closure costs	—	—	262
Asset impairment	5,546	425	989
Loss on disposal of equipment and leasehold improvements	558	186	500
Stock-based compensation	5,207	15,016	24,601
Changes in operating assets and liabilities:
Income taxes receivable	(111)	80	411
Other receivables	(2,111)	(1,223)	295
Merchandise inventories	2,641	(8,756)	(7,103)
Prepaid expenses and other current assets	(2,196)	(5,635)	(189)
Other non-current assets	(51)	(18)	(38)
Accounts payable and accrued liabilities	(4,475)	(4,271)	(615)
Income taxes payable	(128)	128	—
Deferred rent	8,533	1,835	(4,597)
Other long-term liabilities	(121)	(255)	(45)

Net cash provided by operating activities	51,470	28,834	11,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(38,523)	(16,965)	(5,418)
Proceeds from disposal of equipment and leasehold improvements	—	302	117
Investments in marketable securities	(72,659)	—	—
Proceeds from sales of marketable securities	72,659	—	—

Net cash used in investing activities	(38,523)	(16,663)	(5,301)

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(20,061)	(15,062)	—
Proceeds from exercise of stock options	177	100	931
Proceeds from exercise of common stock warrants	2,301	19,271	7,382
Repayment of term loan	—	(8,000)	—
Payment of deferred financing costs	—	(32)	(89)
Proceeds from issuance of convertible preferred stock and common stock warrants	—	—	24,600
Payment of convertible preferred stock and other equity securities transaction costs	—	—	(1,574)
Repayment of bridge loan	—	—	(11,862)

Net cash (used in) provided by financing activities	(17,583)	(3,723)	19,388

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,636)	8,448	25,104
CASH AND CASH EQUIVALENTS, beginning of year	105,254	96,806	71,702

CASH AND CASH EQUIVALENTS, end of year	$100,618	$105,254	$96,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$66	$469	$3,177
Income taxes	$586	$180	—
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Allocation of a portion of proceeds from issuance of convertible preferred stock to beneficial conversion feature	$—	$—	$14,692
Allocation of a portion of proceeds from issuance of convertible preferred stock to Registration Rights Agreement	$—	$—	$116
Conversion of 7,493 and 14,940 shares of convertible preferred stock into 2,497,667 and 4,980,000 shares of Class A common stock, respectively	$—	$7,493	$14,940
Conversion of secured convertible notes into 25,003,783 and 6,943,634 shares of Class A common stock, respectively	$—	$37,506	$10,415
Issuance of common stock warrants	$—	$—	$8,509
Conversions of Class B common stock to Class A common stock	$—	$—	$42
Restricted stock grants pursuant to long-term incentive plans	$—	$—	$2,021
Cancellation of restricted stock grants due to employee terminations	$—	$—	$557
Issuance of restricted stock to non-employee	$—	$—	$550
common stock issued in lieu of rent	$—	$—	$1,066
Accretion of non-cash dividends on convertible preferred stock	$—	$—	$23,317
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards No. 123(R)	$—	$5,518	$—
Retirement of treasury stock	$—	$12,662	$—
Adjustment to initially apply SFAS No. 158, net of tax	$—	$626	$—
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$26	$—	$—
Actuarial net loss under Supplemental Employee Retirement Plan	$4	$—	$—
Purchase of equipment and leasehold improvements unpaid at end of period	$3,283	$3,169	$299

See accompanying notes to consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 1:    Summary of Significant Accounting Policies

Nature of the Business

The Wet Seal, Inc. (the “Company”) is a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35. The Company operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B”. The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand.

The Company’s fiscal year ends on the Saturday closest to the end of January. The reporting periods include 52 weeks of operations in fiscal 2007, 53 weeks of operations in fiscal 2006 and 52 weeks of operations in fiscal 2005.

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

The Company’s most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving inventory;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill;

•	estimation of ultimate redemptions of awards under the Company’s Arden B division customer loyalty program;

•	determination of the revenue recognition pattern for cash received under the Company’s Wet Seal frequent buyer program;

•	estimation of expected customer merchandise returns;

•	estimation of expected gift card, gift certificate and store credit breakage;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of recording stock-based compensation and disclosing pro forma net loss;

•	estimation of its net deferred income tax asset valuation allowance; and

•	estimation, using actuarially determined methods, of its self-insured claim losses under its workers’ compensation and employee health care plans.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair market value. As of February 2, 2008 cash equivalents principally consist of investments in money market funds. The Company is potentially exposed to concentration of credit risk when cash deposits in banks are in excess of federally insured limits.

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

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis in fiscal 2007, 2006 and 2005 were $84.5 million, $72.2 million, and $60.6 million, respectively, and represented 13.8%, 12.8%, and 12.1% of net sales, respectively.

The Company accrued for planned but unexecuted markdowns as of February 2, 2008, and February 3, 2007, of $3.5 million and $4.7 million, respectively. To the extent the Company’s estimates differ from actual results, additional markdowns may be required that could reduce the Company’s gross margin, operating income and the carrying value of inventories.

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 1:    Summary of Significant Accounting Policies (Continued)

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

No less frequently than quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during fiscal 2007 and 2006 indicated that operating losses or insufficient operating income existed at certain retail stores with a projection that the operating losses or insufficient operating income for these locations would continue. As such, the Company recorded non-cash charges of $2.0 million, $0.4 million and $1.0 million during fiscal 2007, 2006 and 2005, respectively, within asset impairment in the consolidated statements of operations to write down the carrying value of these stores’ long-lived assets to their estimated fair values.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are tested for impairment no less frequently than annually and are also tested for impairment between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. The performance of the impairment test requires a two-step process. The first step involves comparing the reporting unit’s estimated fair value with its carrying value. If the estimated fair value exceeds the carrying value, the assets are not considered to be impaired and no additional steps are necessary. If the carrying value exceeds the estimated fair value, the Company performs the second step of the impairment test to determine the amount of impairment loss. The second step involves comparing the carrying amount of the reporting unit’s goodwill with its implied fair value. If the carrying amount of the goodwill exceeds the respective reporting unit’s implied fair value, an impairment loss would be recognized in an amount equal to the excess. Accordingly, management conducted annual impairment evaluations in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the end of fiscal 2007, 2006 and 2005. Based on its fiscal 2007 analysis, due to the deteriorating operating performance of the Arden B division and the Company’s resulting outlook for that business, the Company determined its $3.5 million in goodwill, which was all associated with its Arden B division, had been impaired. As such, the Company wrote down the carrying value of goodwill as of February 2, 2008, by $3.5 million, which was recorded within asset impairment in the consolidated statements of operations. As a result, no goodwill remains on the Company’s consolidated balance sheet as of February 2, 2008. No impairment losses were recorded in fiscal 2006 or 2005.

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized over the terms of the respective debt agreements using the interest method. In addition, deferred financing costs associated with the Company’s secured convertible notes are expensed immediately, upon the conversion of portions of such notes into Class A common stock. Amortization expense included in interest expense and amortization of deferred financing costs was $0.1 million, $3.5 million and $1.9 million in fiscal 2007, 2006 and 2005, respectively.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Discount on Secured Convertible Notes

As discussed further in Note 6, upon issuance of its secured convertible notes, the Company recorded such notes net of a discount of $45.0 million. The Company is amortizing this discount over the seven-year term of the secured convertible notes using the interest method. In addition, the unamortized portion of the discount on secured convertible notes is expensed immediately upon conversions of portions of such notes into Class A common stock. Amortization of this discount included in interest expense and amortization of discount on secured convertible notes was $0.5 million, $29.6 million and $9.2 million in fiscal 2007, 2006 and 2005, respectively.

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. Taxes collected from the Company’s customers are and have been recorded on a net basis. For online sales, revenue is recognized at the estimated time goods are received by customers. Based upon an analysis completed by the Company during the first fiscal quarter of 2007, customers typically receive goods within four days of being shipped versus a previously estimated five to seven days. This change in estimate did not have a significant effect on the amount of revenue recognized for online sales during fiscal 2007. Shipping and handling fees billed to customers for online sales are included in net sales. The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. A customer generally may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the consolidated balance sheets and was $0.7 million and $0.8 million at February 2, 2008 and February 3, 2007, respectively. For fiscal 2007, 2006 and 2005, shipping and handling fee revenues were $1.9 million, $1.5 million, and $0.7 million, respectively.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability, which includes consideration of potential obligations arising from state escheatment laws. The Company’s gift cards, gift certificates and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates and store credits are not redeemed or recovered (“breakage”). Historically, due to the lack of sufficient historical redemption trend data, the Company had not recognized breakage on gift cards, gift certificates and store credits. In the fourth quarter of fiscal 2007, the Company analyzed company-specific historical redemption patterns and determined that the likelihood of redemption of unredeemed gift cards, gift certificates and store credits three years after their issuance is remote. Beginning in the fourth quarter of fiscal 2007, the Company adjusted its unearned revenue liability to recognize estimated unredeemed amounts and recorded breakage as additional sales for gift cards, gift certificates and store credits that remained unredeemed three years after their issuance. The Company’s net sales in the fourth quarter of fiscal 2007 included a benefit for an adjustment of $3.7 million to reduce its unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the consolidated balance sheets and was $6.3 million and $8.9 million at February 2, 2008 and February 3, 2007, respectively. If actual redemptions ultimately differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates the likelihood of redemption of gift cards, gift certificates and store credits becomes remote at a different point in time after issuance, the Company may recognize further significant adjustments to its accruals for such unearned revenue, which could have a significant effect on the Company’s net sales and results of operations.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 1:    Summary of Significant Accounting Policies (Continued)

The Company maintains a frequent buyer program through its Wet Seal division. Under the program, customers receive a 10% to 20% discount on all purchases made during a twelve-month period and are provided $5-off coupons that may be used on purchases during such period. The annual membership fee of $20 is non-refundable.

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

Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $9.6 million and $10.1 million at February 2, 2008 and February 3, 2007, respectively.

The Company maintains a customer loyalty program through its Arden B division. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of net sales as points are accumulated by the member.

During fiscal 2006, the Company modified the terms of the Arden B loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, the Company also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for pre-existing awards of either two or twelve months from the program change date. This resulted in a reduction to the Company’s estimate of ultimate award redemptions under the program. Additionally, during fiscal 2006, the Company further reduced its estimate of ultimate redemptions based upon lower than anticipated redemption levels under the program’s revised terms. As a result, in fiscal 2006, the Company recorded a benefit of $3.7 million, which was recorded as an increase to net sales and a decrease to accrued liabilities.

During fiscal 2007, the Company further modified the terms of the Arden B loyalty program whereby, quarterly, the Company converts into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if unredeemed after 60 days.

The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $2.0 million and $1.9 million at February 2, 2008 and February 3, 2007, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record adjustments to the unearned revenue accrual, which would affect net sales.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 1:    Summary of Significant Accounting Policies (Continued)

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

Advertising Costs

Costs for advertising related to operations, consisting of magazine advertisements, in-store signage, promotions and internet marketing are expensed as incurred. Total advertising expenses were $6.7 million, $6.3 million, and $4.1 million in fiscal 2007, 2006, and 2005, respectively.

Vendor Discounts

The Company receives certain discounts from its vendors in accordance with agreed-upon payment terms. These discounts are reflected as a reduction of merchandise inventories in the period they are received and charged to cost of sales when the items are sold.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that the Company recognize deferred tax assets, which include net operating loss carryforwards and tax credits, and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Due to the Company’s historical operating losses, the Company provides a valuation allowance for 100% of its deferred tax assets. In addition, the Company discontinued recording income tax benefits in the consolidated statements of operations. The Company will not record such income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 1:    Summary of Significant Accounting Policies (Continued)

The provision for tax liabilities and recognition of tax benefits involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving uncertain tax positions related to income tax matters, the Company does not recognize benefits unless it is more likely than not that they will be sustained (see Note 3). As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities or benefits may be required, resulting in additional provision for or benefit from income taxes reflected in the Company’s consolidated statements of operations.

As discussed further in Note 3, the Company is subject to certain limitations on its ability to utilize its federal and state net operating loss carryforwards.

Comprehensive Income (Loss)

In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” employers are required to recognize the over or under funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The Company was required to adopt the provisions of SFAS No. 158 as of the end of fiscal 2006, resulting in the recognition of other comprehensive income on the consolidated balance sheet for the difference between the previous carrying value of the accrued liability under the Company’s supplemental employee retirement plan and the carrying value required per SFAS No. 158 (see Note 13). For fiscal 2006 and 2005 there was no difference between the Company’s net loss and comprehensive loss.

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for its workers’ compensation and employee health care programs. A portion of the employee health care plan is funded by employees. Under the workers’ compensation insurance program, the Company is liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.6 million. Under the group health plan, the Company is liable for a deductible of $0.15 million for each individual claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to adjustment based on the number of participants in the plan each month. For both of the insurance plans, the Company records a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. The Company adjusts these liabilities based on historical claims experience, demographic factors, severity factors and other actuarial assumptions. A significant change in the number or dollar amount of claims could cause the Company to revise its estimates of potential losses, which would affect its reported results. During fiscal 2007, the Company incurred $1.3 million of unusual claim activity in the Company’s employee health care plan. The following summarizes the activity within the Company’s accrued liability for the self-insured portion of unpaid claims and estimated unreported claims:

	February 2, 2008	February 3, 2007	January 28, 2006
	(in thousands)
Balance at beginning of period	$1,681	$1,715	$2,026
Accruals	6,898	5,374	3,687
Payment of claims	(6,814)	(5,408)	(3,998)

Balance at end of period	$1,765	$1,681	$1,715

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

Prior to January 28, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options issued to employees, and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” Under APB 25, the Company recognized stock-based compensation associated with stock options and awards under the intrinsic value method, whereby stock-based compensation was determined as the difference, if any, between the current fair value of the related common stock on the measurement date and the price an employee had to pay to exercise the award. Accordingly, stock-based compensation expense had been recognized for restricted stock grants as well as for stock options that were granted at prices that were below the fair market value of the related stock at the measurement date.

Effective January 29, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” in accordance with the modified-prospective-transition method and therefore has not restated prior period results. Under this transition method, the Company began recognizing compensation expense using the fair-value method as determined using SFAS No. 123 for stock options granted during fiscal 2005 or in prior years and that were not yet fully vested as of January 29, 2006 and the fair-value method, as determined using SFAS No. 123(R), for stock options granted or modified subsequent to January 29, 2006.

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

As of February 2, 2008, the Company’s only derivative financial instrument was an embedded derivative associated with the Company’s secured convertible notes (see Note 6). The gain or loss as a result of the change in fair value of the embedded derivative associated with the Company’s secured convertible notes is recognized in interest expense in the consolidated statements of operations each period.

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting information about a company’s operating segments, the Company has two operating segments representing its two retail divisions (“Wet Seal” and “Arden B”). Internet operations for Wet Seal and Arden B are included in their respective operating segments. Prior to fiscal 2007, the Company had aggregated these segments into one reportable segment due to the similarities of the economic and operating characteristics of the operations represented by the Company’s two divisions. However, in fiscal 2007, due to the poor profit performance of the Arden B division, and the disparity in financial performance between the two segments, the Company no longer considers the operating segments economically similar under the aggregation criteria of SFAS No. 131.

Recently Adopted Accounting Pronouncements

Effective February 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of accumulated deficit in the year of adoption. FIN 48 also requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. The adoption of FIN 48 had no effect on the Company’s consolidated financial statements (see Note 3).

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company’s consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-3 was effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the Company’s customers are and have been recorded on a net basis. The Company did not modify this accounting policy. As such, the adoption of EITF Issue No. 06-3 did not have an effect on the Company’s consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 1:    Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 is required for companies with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP Nos. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from its scope. The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” The Company will be required to adopt SFAS No. 159 as of the beginning of the fiscal year beginning February 3, 2008. The Company does not intend to apply the fair value option to any of its assets or liabilities upon adoption of SFAS No. 159 and, accordingly, does not believe adoption of SFAS No. 159 will have any effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not believe adoption of SFAS No. 141R will have any effect on its consolidated financial statements. However, SFAS No. 141R could affect how the Company accounts for business acquisitions occurring after its adoption date.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 1:    Summary of Significant Accounting Policies (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe adoption of SFAS No. 160 will have any effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet determined the impact that the adoption of SFAS No. 161 will have on its consolidated financial statements.

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

The Company adopted SFAS No. 123(R) using the modified prospective application method. Under this method, compensation expense recognized during fiscal 2006 and thereafter includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based awards granted subsequent to January 28, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective application method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R).

On November 10, 2005, the FASB issued FSP No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in FSP No. FAS 123R-3 for calculating the tax effects of share-based compensation pursuant to

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 2:    Stock-Based Compensation (Continued)

SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123(R). In addition, in accordance with SFAS No. 123(R), SFAS No. 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises and vesting of restricted stock and performance shares in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

The Company had the following two stock incentive plans under which shares were available for grant at February 2, 2008: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of February 2, 2008; however, the 1996 Plan expired during fiscal 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan, the 2000 Plan and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan and 2000 Plan permit the granting of options, restricted common stock, performance shares or other equity-based awards to the Company’s employees, officers, directors and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. An aggregate of 15,327,999 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of February 2, 2008, 2,299,164 shares were available for future grants.

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

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

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

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	59.00%	63.00%	81.91%
Risk-Free Interest Rate	4.43%	4.82%	4.09%
Expected Life of Options (in Years)	3.7	3.4	5.0

The Company recorded $2.2 million and $2.3 million of compensation expense, or $0.02 and $0.03 per basic and diluted share, related to stock options outstanding during fiscal 2007 and 2006, respectively.

At February 2, 2008, there was $2.3 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over the course of the remaining vesting periods of such options through fiscal 2010.

The following table summarizes the Company’s stock option activities with respect to its Plans for fiscal 2007, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 3, 2007	3,460,020	$7.03
Granted	595,600	$5.94
Exercised	(48,334)	$3.63
Canceled	(1,080,733)	$5.41

Outstanding at February 2, 2008	2,926,553	$7.46	3.62	$34
Vested and expected to vest in the future at February 2, 2008	2,810,394	$7.54	3.61	$32
Exercisable at February 2, 2008	1,854,557	$8.48	3.46	$10

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 2:     Stock-Based Compensation (Continued)

Options vested and expected to vest in the future is comprised of all options outstanding at February 2, 2008, net of estimated forfeitures. Additional information regarding stock options outstanding as of February 2, 2008, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of February 2, 2008	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of February 2, 2008	Weighted- Average Exercise Price Per Share
$ 1.77 - $ 5.70	670,979	4.29	$4.75	273,186	$4.80
5.72 - 5.93	598,274	2.82	5.85	442,469	5.86
5.96 - 6.72	792,800	3.06	6.48	295,202	6.62
6.81 - 11.76	695,000	4.22	9.74	674,800	9.82
11.79 - 23.02	169,500	3.81	19.15	168,900	19.17

$ 1.77 - $23.02	2,926,553	3.62	$7.46	1,854,557	$8.48

The weighted-average grant-date fair value of options granted during fiscal 2007, 2006 and 2005, was $2.75, $2.74, and $3.19, respectively. The total intrinsic value for options exercised during fiscal 2007, 2006 and 2005, was $0.1 million, less than $0.1 million and $1.6 million, respectively.

Cash received from option exercises under all Plans for fiscal 2007, 2006 and 2005, was approximately $0.2 million, $0.1 million and $0.9 million, respectively. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize its deferred income tax assets.

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

During fiscal 2007, 2006 and 2005, the Company granted 590,000, 294,500 and 279,000 shares, respectively, of restricted common stock to certain employees and directors under the Plans. Restricted common stock awards generally vest over a period of 3 years. The weighted-average grant-date fair value of the restricted common stock granted during fiscal 2007, 2006 and 2005, was $3.26, $5.08 and $5.14 per share, respectively. The Company recorded approximately $1.9 million, $2.4 million, and $2.1 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during fiscal 2007, 2006 and 2005, respectively.

During fiscal 2007, 2006 and 2005, the Company granted 1,267,960, 60,000 and 2,600,000 performance shares, respectively, to certain officers under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during fiscal 2007, 2006 and 2005, which included consideration of the probability of such shares vesting, was $2.74, $4.30 and $0.81 per share, respectively.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 2:     Stock-Based Compensation (Continued)

The Company recorded $1.1 million and $0.7 million of compensation expense during fiscal 2007 and 2006, respectively, related to performance shares granted to officers.

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

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. For nonvested performance shares that remain outstanding as of February 2, 2008, the various closing trading price performance conditions for the Company’s common stock range from $5.15 to $12.80 per share. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for fiscal 2007:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 3, 2007	2,471,500	$2.91
Granted	1,857,960	$2.90
Vested	(604,167)	$3.02
Forfeited	(992,500)	$2.91

Nonvested at February 2, 2008	2,732,793	$2.83

The fair value of restricted common stock and performance shares that vested during fiscal 2007 was $5.3 million.

At February 2, 2008, there was $4.6 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $2.3 million relates to restricted common stock and $2.3 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 2.0 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could potentially change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in its consolidated statements of operations.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 2:     Stock-Based Compensation (Continued)

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

Fiscal 2005
Net loss:
As reported	$(29,362)
Add:
Stock-based employee compensation included in net loss, net of related tax effects	2,419
Deduct:
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(6,990)

Pro forma net loss	$(33,933)

Pro forma net loss per share, basic and diluted:
As reported	$(0.66)
Pro forma	$(0.77)

NOTE 3:    Provision for Income Taxes

The components of the provision for income taxes from continuing operations for fiscal 2007, 2006 and 2005, are as follows (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Current:
Federal	$352	$302	$—
State	26	6	330

	378	308	330

Deferred:
Federal	11,279	5,124	(6,641)
State	2,309	1,083	(1,585)
Valuation allowance	(13,588)	(6,207)	8,226

	—	—	—

	$378	$308	$330

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 3:    Provision for Income Taxes (Continued)

Reconciliations of the provision for income taxes to the amount of the provision that would result from applying the federal statutory rate of 35% to income (loss) before provision for income taxes for fiscal 2007, 2006 and 2005, are as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.1	(5.6)	(2.6)
Charitable contributions	0.2	7.1	—
Non-deductible impairment of goodwill	5.2	—	—
Non-deductible interest on secured convertible notes	1.4	(88.3)	(15.0)
Other non-deductible expenses	0.3	(0.2)	(0.5)
Merchandising consultant stock-based compensation	10.5	—	—
Valuation allowance	(51.1)	49.5	(18.0)

Effective tax rate	1.6%	(2.5)%	(1.1)%

The major components of the Company’s net deferred income tax asset at February 2, 2008 and February 3, 2007, are as follows (in thousands):

	February 2, 2008	February 3, 2007
Deferred rent	$4,828	$4,138
Merchandise inventories	1,689	2,171
Difference between book and tax basis of fixed assets	12,629	15,431
State income taxes	(5,280)	(6,086)
Supplemental employee retirement plan	1,111	1,163
Net operating loss and other tax attribute carryforwards	63,716	74,023
Deferred revenue	8,973	7,494
Stock-based compensation	2,197	4,099
Other	1,049	2,131

	90,912	104,564
Valuation allowance	(90,912)	(104,564)

Net deferred income tax asset	$—	$—

As a result of disappointing sales results during fiscal 2004 and the Company’s historical operating losses, management concluded in fiscal 2004 that it was more likely than not that the Company would not realize its net deferred tax assets. As a result, the Company established a valuation allowance for 100% of its net deferred income tax asset in fiscal 2004. In addition, the Company has discontinued recognizing income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As of February 2, 2008 and February 3, 2007, the valuation allowance was $90.9 million and $104.6 million, respectively.

As of February 2, 2008, the Company had federal net operating loss carryforwards of $138.2 million, of which $12.9 million relates to benefits from stock-based compensation for which the associated valuation allowance reversal will be recorded to paid-in capital on the consolidated balance sheets if and when reversed. The Company’s federal net operating loss carryforwards begin to expire in 2023. The net operating loss

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 3:    Provision for Income Taxes (Continued)

carryforwards are subject to annual utilization limitations as of February 2, 2008. As February 2, 2008, the Company also had federal charitable contribution carryforwards of $24.7 million, which begin to expire in 2008, alternative minimum tax credits of $1.3 million, which do not expire, and state net operating loss carryforwards of $137.6 million, which begin to expire in 2009 and are also subject to annual utilization limitations.

The Company uses the with-or-without method under SFAS No. 123(R) to determine when it will realize excess tax benefits from stock-based compensation. Under this method, the Company will realize excess tax benefits only after it realizes the tax benefits of net operating losses from operations.

Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of federal net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on its analysis, the Company had ownership changes on April 1, 2005, and December 28, 2006, which resulted in Section 382 limitations applying to federal net operating loss carryforwards generated prior to those dates, which were approximately $172.1 million.

As a result of those ownership changes, of the Company’s $138.2 million of remaining federal net operating loss carryforwards, the Company may utilize up to $66.6 million of its federal net operating loss carryforwards to offset taxable income in fiscal 2008. The Company may also experience additional ownership changes in the future, which could further limit the amount of federal net operating loss carryforwards annually available.

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

Effective February 4, 2007, the Company adopted the provisions of FIN 48. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of accumulated deficit in the year of adoption. FIN 48 also requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 also requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position.

The adoption of FIN 48 had no effect on the Company’s consolidated financial statements. At February 2, 2008, the Company had no material unrecognized tax benefits that, if recognized, would affect the Company’s

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 3:    Provision for Income Taxes (Continued)

effective income tax rate in future periods. The Company is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.

Effective upon adoption of FIN 48, the Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at February 2, 2008. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

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

NOTE 4:    Store Closures

On December 28, 2004, the Company announced that it would close approximately 150 of its underperforming Wet Seal stores as part of a plan to return the Company to profitability. The Company initially completed its inventory liquidation sales and closing of 153 Wet Seal stores in March 2005. During fiscal 2006 and 2005, the Company recorded a net benefit of $0.7 million and a net charge of $4.5 million, respectively. The net benefit in fiscal 2006 resulted from decreases in estimated costs for lease terminations, primarily due to favorable settlement agreements and a decrease in estimated legal and other costs. The net charge in fiscal 2005 related to the estimated lease termination costs for the announced store closures and related liquidation fees and expenses, partially offset by benefits related to the write off of deferred rent associated with these stores.

The following summarizes the accrued store closure costs activity for fiscal 2006 and 2005 (in thousands):

	Fiscal 2006	Fiscal 2005
Balance at beginning of year	$802	$12,036
Accruals/adjustments	(730)	4,255
Payments	(72)	(15,489)

Balance at end of year	$—	$802

NOTE 5:    Accrued Liabilities

Accrued liabilities consist of the following as of February 2, 2008 and February 3, 2007 (in thousands):

	February 2, 2008	February 3, 2007
Minimum rent and common area maintenance	$2,417	$1,180
Accrued wages, bonuses and benefits	7,669	7,451
Gift cards, gift certificates and store credits	7,386	8,872
Frequent buyer and loyalty programs	11,511	12,093
Sales and use taxes	2,775	3,253
Other	2,687	4,407

	$34,445	$37,256

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 6:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants

Senior Revolving Credit Facility

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of February 2, 2008. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The Facility ranks senior in right of payment to the Company’s secured convertible notes. Borrowings under the Facility are secured by all presently owned and hereafter acquired assets of the Company and two of its wholly-owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility. The obligations of the Company and the subsidiary borrowers under the Facility are guaranteed by another wholly-owned subsidiary of the Company, Wet Seal GC, LLC.

At February 2, 2008, the amount outstanding under the Facility consisted of $3.0 million in open documentary letters of credit related to merchandise purchases and $1.7 million in outstanding standby letters of credit, and the Company had $30.3 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At February 2, 2008, the Company was in compliance with all covenant requirements related to the Facility.

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 6:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants (Continued)

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

The resulting discount to the Notes is amortized under the interest method over the 7-year life of the Notes and charged to interest expense. The Notes have a yield to maturity of 27.1%. For fiscal 2007, 2006 and 2005, the Company recognized $0.5 million $1.0 million and $1.0 million, respectively, in interest expense, not including accelerated charges upon conversions (see below), related to the discount amortization. As of February 2, 2008 and February 3, 2007, the net carrying value of the Notes was $3.6 million and $2.7 million, respectively, including accrued interest.

During fiscal 2006 and 2005, Investors converted $37.5 million and $10.4 million, respectively, of the Notes into 25,003,783 shares and 6,943,634 shares, respectively, of Class A common stock. As a result of these conversions, in fiscal 2006 and 2005 the Company recorded net non-cash interest charges of $29.1 million and $8.8 million, respectively, to write off a ratable portion of unamortized debt discount, deferred financing costs and accrued interest associated with the Notes. During fiscal 2007, no Note conversions occurred.

Additionally, the Notes contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each note holder the option to require the Company to redeem all or a portion of the Notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of the Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. The Company accounts for this derivative at fair value on the consolidated balance sheets within other long-term liabilities in accordance with SFAS No. 133. The face value of the Notes was reduced by $0.5 million to record this liability. The Company determines the fair value of this derivative financial instrument each fiscal quarter using both the Black-Scholes model and Monte-Carlo simulation. Such models are complex and require significant judgments in the estimation of fair values in the absence of quoted market prices. Changes in the fair market value of the derivative liability are recognized in the statements of operations within interest expense. During fiscal 2007, there was an increase of $0.1 million, and during fiscal 2006 and 2005, there were decreases of $0.4 million and $0.1 million, respectively, in the fair value of the embedded derivative, which the Company recognized as an increase and decreases, respectively, to the carrying value of the derivative liability and a charge or credits, respectively, to interest expense in the consolidated statements of operations.

At February 2, 2008, the Company was in compliance with all covenant requirements related to the Notes.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 6:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants (Continued)

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

The Company used approximately $11.9 million of the proceeds from this financing to retire certain outstanding loans and approximately $1.5 million to pay transaction costs. The remainder of the proceeds, approximately $17.6 million, is being used for general working capital and other corporate purposes.

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

The Preferred Stock is generally a perpetual security unless and until it is converted into Class A common stock. However, certain “change of control” events, as defined in the Certificate of Designations, Preferences and Rights of the Preferred Stock (the “Certificate”), may still be out of the Company’s control, which could require cash redemption of the Preferred Stock. Upon such a change of control or certain other liquidation events, as

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 6:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants (Continued)

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

The Company determined the Registration Rights Agreement associated with the Preferred Stock is a derivative financial instrument subject to the provisions of SFAS No. 133. In accordance with SFAS No. 133, the Company accounts for this derivative financial instrument at fair value on the consolidated balance sheets within other long-term liabilities. Changes in the fair market value of this derivative liability are recognized in the statements of operations within interest expense. On July 29, 2005, the Securities and Exchange Commission (“SEC”) declared effective an S-3 registration statement filed by the Company to register Class A common stock underlying the Preferred Stock and Series E warrants, which reduced the derivative value of the Registration Rights Agreement to zero. As a result, during fiscal 2005, the Company recognized a $0.1 million decrease in the fair value of this derivative as a decrease to the carrying value of the derivative liability and a credit to interest expense in the consolidated statements of operations.

During fiscal 2006 and 2005, investors in the Preferred Stock converted $7.5 million and $14.9 million of such Preferred Stock, respectively, into 2,497,667 and 4,980,000 shares of Class A common stock, respectively, resulting in $2.2 million of Preferred Stock remaining outstanding as of February 2, 2008.

Exercise of Common Stock Warrants

In fiscal 2007, investors in the Notes exercised portions of outstanding Warrants, resulting in the issuance of 909,752 shares of Class A common stock in exchange for $2.3 million of proceeds to the Company. In fiscal 2006 and 2005, investors in the Notes and Preferred Stock also exercised portions of outstanding Warrants and Series E Warrants, in addition to the Series A and Series B warrant exercises that occurred at the time the Preferred Stock was issued, resulting in issuance of an additional 7,204,866 shares and 393,287 shares, respectively of Class A common stock in exchange for $19.3 million and $1.0 million, respectively, of proceeds to the Company.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 7:    Consulting Agreement

From late 2004 through the end of fiscal 2006, the Company used the assistance of a consultant with its merchandising initiatives for its Wet Seal division. On July 6, 2005, the Company entered into a related consulting agreement that expired on January 31, 2007 and a stock award agreement that expired on January 1, 2008.

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

Tranche One (“Tranche One”) of the Performance Shares was scheduled to vest as follows: 350,000 shares were to vest if, at any time after January 1, 2006 and before January 1, 2008, the trailing 20-day weighted average closing price of the Company’s Class A common stock, or the “20-day Average Price,” equaled or exceeded $3.50 per share; an additional 350,000 shares were to vest (until Tranche One was 100% vested) each time the 20-day Average Price during the vesting period equaled or exceeded $4.00, $4.50, $5.00 and $5.50 per share, respectively. Tranche Two (“Tranche Two”) of the Performance Shares could have vested as follows: 350,000 shares vest if, at any time after January 1, 2007 and before January 1, 2008, the 20-day Average Price equals or exceeds $6.00 per share; an additional 350,000 shares vest (until Tranche Two is 100% vested) each time the 20-day Average Price during the vesting period equals or exceeds $6.50, $7.00, $7.50 and $8.00 per share, respectively.

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

During fiscal 2006, the Company recorded $6.9 million of non-cash consulting expense within selling, general and administrative expenses, with respect to the Tranche Two Performance Shares, which resulted from the combination of (i) the vesting of a block of 350,000 shares as a result of the 20-day Average Price exceeding $6.00 per share after January 1, 2007, and before February 2, 2008, (ii) the elapsing of the remainder of the consulting agreement term during fiscal 2006 and (iii) an assessment of the likelihood of vesting of the 1.4 million not yet vested Tranche Two Performance Shares as of February 3, 2007, using a combination of the Black-Scholes option-pricing model and Monte Carlo simulation. When combined with non-cash consulting

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE 7:    Consulting Agreement (Continued)

expenses recorded during fiscal 2005 of approximately $2.3 million, such charges resulted in non-cash stock compensation to date for Tranche Two of $9.3 million.

Due to the completion of the consulting agreement term as of the end of fiscal 2006 and the requirement that the Company deliver shares as physical settlement if and when vesting occurs, in accordance with EITF Issue No. 96-18 and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” in fiscal 2007, the Company incurred no consulting expense or credit with respect to the unvested Tranche Two Performance Shares. On January 1, 2008, the expiration date of the stock award agreement, the remaining 1.4 million Tranche Two Performance Shares remained unvested and were forfeited by the consultant.

NOTE  8:    Commitments and Contingencies

Leases

The Company leases retail stores, its corporate office, warehouse facilities, and computers under operating lease agreements expiring at various times through 2019. Certain leases for the Company’s retail stores include fixed common area maintenance obligations.

Minimum annual rental commitments under non-cancelable leases as of February 2, 2008, are as follows (in thousands):

Fiscal year:
2008	$63,100
2009	55,100
2010	51,100
2011	46,600
2012	40,000
Thereafter	112,200

$368,100

Aggregate rents under non-cancelable operating leases for fiscal 2007, 2006 and 2005 were as follows (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Minimum rent	$56,100	$50,100	$48,800
Percentage rent	900	600	1,500
Deferred rent, net	(2,300)	(3,000)	(4,900)
Common area maintenance and real estate taxes	33,500	28,300	26,100
Excise tax	700	600	700

Aggregate rent expense	$88,900	$76,600	$72,200

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE  8:    Commitments and Contingencies (Continued)

Indemnities, Commitments and Guarantees

The Company has applied the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor or indemnifies a party, where the Company believes the likelihood of performance is remote.

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

During its normal course of business, the Company has made certain indemnifications, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has issued guarantees in the form of letters of credit as security for merchandise shipments, payment of claims under the company’s self-funded workers’ compensation insurance program and certain other operating commitments. There were $4.7 million in letters of credit outstanding at February 2, 2008. The duration of these indemnities, commitments and guarantees varies. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At February 2, 2008, the Company has determined that no accrued liability is necessary related to these commitments, guarantees and indemnities.

Litigation

Between August 26, 2004 and October 12, 2004, six securities class action lawsuits were filed in the United States District Court for the Central District of California (the “Court”) on behalf of persons who purchased the Company’s Class A common stock between January 7, 2003 and August 19, 2004. The Company and certain of its former directors and former executives were named as defendants. The complaints alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on the grounds that, among other things, the Company failed to disclose and misrepresented material adverse facts that were known to the defendants or disregarded by them. On November 17, 2004, the Court consolidated the actions and appointed lead plaintiffs and counsel. On January 29, 2005, the lead plaintiffs filed their consolidated class action complaint with the Court, which consolidated all of

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE  8:    Commitments and Contingencies (Continued)

the previously reported class actions. The consolidated complaint alleged that the defendants, including the Company, violated the federal securities laws by making material misstatements of fact or failing to disclose material facts during the class period, from March 2003 to August 2004, concerning its prospects to stem ongoing losses in its Wet Seal division and return that division to profitability. The consolidated complaint also alleged that certain former directors and La Senza Corporation, a Canadian company controlled by them, unlawfully utilized material non-public information in connection with the sale of the Company’s common stock by La Senza. The consolidated complaint sought class certification, compensatory damages, interest, costs, attorney’s fees and injunctive relief. The Company filed a motion to dismiss the consolidated complaint in April 2005. On September 15, 2005, the consolidated class action was dismissed against all defendants in the lawsuit. However, the plaintiffs were granted leave to file an amended complaint, which they did file on November 23, 2005. The Company filed a motion to dismiss the amended complaint on January 25, 2006. A court hearing on this motion was held on October 23, 2006. On August 28, 2007, the consolidated class action complaint was dismissed without leave to amend in the United States District Court. On September 28, 2007, the plaintiff appealed this decision to the Ninth Circuit Court of Appeals. On March 18, 2008 a stipulated voluntary dismissal was filed by the plaintiffs and the Company in the United States Court of Appeals for the Ninth Circuit. All parties agreed that the appeal will be dismissed with prejudice and that each party shall bear all of its own costs and attorneys fees, whether the costs were incurred on the appeal or in the district court.

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement. As of February 2, 2008, the Company had accrued within accrued liabilities on its consolidated balance sheet an amount that approximates this settlement amount.

In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California, Southern Division alleging violations of The Fair Credit Reporting Act (the “Act”), and in February 2007 a class action complaint was filed against the Company alleging similar violations in United States District Court, Central District of California, Western Division. The plaintiffs in the February 2007 complaint dismissed the complaint with prejudice in August 2007. The Act provides in part that portions of the credit card number may not be printed together with expiration dates on credit or debit card receipts given to customers. The Act imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise, damages are limited to actual losses incurred by the card holder. On December 11, 2007, the Company reached a tentative agreement to settle the January 2007 complaint for less than $0.1 million. However, prior to the receipt of the executed settlement agreement, on February 8, 2008, the Company was named in another action, alleging the same violation, in the U.S. District Court, Western District of Pennsylvania. As a result, the Company withdrew its offer to settle the January 2007 action noted above. As of February 2, 2008, the Company had accrued an amount that approximates the anticipated settlement amount within accrued liabilities on its consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE  8:    Commitments and Contingencies (Continued)

Company during the four-year period from May 21, 2003 through May 21, 2007. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at February 2, 2008.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of February 2, 2008, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

NOTE 9:    Stockholders’ Equity

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

During fiscal 2006, the Company’s Compensation/Option Committee and Board of Directors approved the repurchase by the Company, on March 1, 2006, of 500,000 shares of its Class A common stock granted to its previous chief executive officer pursuant to a Performance Shares Award Agreement, dated as of February 1, 2005, between the Company and its previous chief executive officer, and the Company’s making of a one-time payment to the applicable taxing agencies, on behalf of the previous chief executive officer, in the amount of $2.7 million, which amount (a) represents the withholding tax obligation of the previous chief executive officer in connection with the vesting of certain performance shares of Class A common stock held by the previous chief executive officer and (b) is in consideration of the repurchase from the previous chief executive officer by the Company of 500,000 of such vested performance shares of its Class A common stock held by the previous chief executive officer. The average price paid per share was $5.35, which was the closing price per share of the Company’s Class A common stock on March 1, 2006.

In October 2002, the Company’s Board of Directors authorized the repurchase of up to 5.4 million of the outstanding shares of the Company’s Class A common stock. Pursuant to this plan, during fiscal 2006, the Company repurchased 2,418,235 shares of its Class A common stock at an average market price of $5.12, for a total cost, including commissions, of approximately $12.4 million, and up to 1,909,865 shares had remained available for repurchase as of February 3, 2007. The 500,000 performance shares repurchased by the Company from its previous chief executive officer and 2,018,235 of the other shares repurchased were retired during the fiscal 2006. As of February 3, 2007, 400,000 of the shares repurchased during fiscal 2006, at a cost of $2.4 million, were not yet retired.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE  9:    Stockholders’ Equity (Continued)

On March 28, 2007, the Company’s Board of Directors superseded the October 2002 repurchase plan with an authorization to repurchase prospectively 4.0 million of the outstanding shares of the Company’s Class A common stock. Pursuant to this authorization, during fiscal 2007, the Company repurchased 3,593,700 shares of its Class A common stock, via open market transactions, at an average market price of $5.55, for a total cost, including commissions, of approximately $20.1 million. The Company’s Board of Directors has suspended management’s authority to make further share repurchases under the March 28, 2007, authorization. As of February 2, 2008, 6,371,200 of the repurchased and/or acquired shares, at a cost of $22.6 million, are not yet retired.

NOTE  10:    Fair Value of Financial Instruments

The following table presents information on the Company’s financial instruments (in thousands):

	February 2, 2008		February 3, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$100,618	$100,618	$105,254	$105,254
Other receivables	5,715	5,715	3,604	3,604
Financial liabilities:
Accounts payable	19,671	19,671	21,221	21,221
Embedded derivative instrument	100	100	30	30
Secured convertible notes	3,583	16,750	2,739	34,901
Convertible preferred stock	2,167	2,246	2,167	4,681

The Company believes the carrying amounts of cash and cash equivalents, other receivables and accounts payable approximate fair value. The Company determines the fair value of its embedded derivative instrument using a combination of the Black-Scholes model and Monte-Carlo simulation. The estimated fair values for the secured convertible notes and convertible preferred stock were determined to be the market value of the Company’s Class A common stock as of February 2, 2008, and February 3, 2007, as applicable, multiplied by the number of shares of common stock into which such securities could be converted.

NOTE  11:    Related-Party Transactions

The Company has a member of its Board of Directors that was a senior partner with the law firm of Akin Gump Strauss Hauer and Feld LLP (“Akin Gump”). In fiscal years 2007, 2006 and 2005, the Company incurred fees of $0.5 million, $0.9 million and $1.6 million, respectively, for legal services from Akin Gump. The accrual for incurred but unpaid fees to Akin Gump included in accrued liabilities on the consolidated balance sheets was less than $0.1 million and $0.1 million as of February 2, 2008 and February 3, 2007, respectively.

In fiscal 2005, the Company purchased $0.6 million of merchandise inventories from YM, Inc., a Canadian retail company owned by a merchandise consultant the Company engaged in late 2004 (see Note 7). Also, in his role as merchandising consultant to the Company, through January 31, 2007, this consultant was significantly involved in purchasing decisions and terms negotiated with merchandise vendors for the Wet Seal division. A substantial majority of these vendors also provide merchandise inventories to this consultant’s Canadian retail businesses.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE  12:    Retirement Plan

The Company maintains a qualified defined contribution retirement plan under the Internal Revenue Code, Section 401(k). The Wet Seal Retirement Plan (the “Retirement Plan”) is available to all employees who meet the Retirement Plan’s eligibility requirements. The Retirement Plan is funded by employee and employer contributions. Effective January 2007, the Company amended the Retirement Plan to provide for an immediately vesting Company match of 100% on the employee’s first 3% of deferral and 50% on the employee’s next 2% deferral. In fiscal 2007, 2006 and 2005, the Company had retirement contribution expense from contributions of $0.9 million, $0.4 million and $0.2 million, respectively.

NOTE  13:    Supplemental Employee Retirement Plan

The Company maintains a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for a former Chairman and director of the Company. The SERP provides for retirement death benefits and for retirement benefits through life insurance. The Company funded the SERP in 1998 and 1997 through contributions to a trust fund known as a “Rabbi” trust. Funds are held in a Rabbi trust for the SERP consisting of a life insurance policy reported at cash surrender value. In accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements where amounts earned are held in a Rabbi Trust,” the assets and liabilities of a Rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the Rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the Rabbi trust are reported in the Company’s consolidated statements of operations. The cash surrender value of such life insurance policy was $1.4 million and $1.3 million at February 2, 2008, and February 3, 2007, respectively, and is included in other assets in the Company’s consolidated balance sheets.

Effective January 1, 2005, the former chairman and director of the Company began to receive an annual pension, payable in monthly installments, pursuant to the SERP of $220,000.

In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, which requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status as of the end of the entity’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements were effective as of the end of the Company’s fiscal 2006. During fiscal 2007 and 2006, the Company recorded a decrease of less than $0.1 million and an increase of $0.6 million, respectively, to accumulated other comprehensive income.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE  13:    Supplemental Employee Retirement Plan (Continued)

In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” the following presents a reconciliation of the SERP’s funded status and certain other SERP information (in thousands):

	February 2, 2008	February 3, 2007
Benefit obligation at beginning of year	$2,173	$2,234
Interest cost	119	117
Actuarial loss	4	42
Benefits paid	(220)	(220)

Benefit obligation at end of year	$2,076	$2,173

Funded status	$(2,076)	$(2,173)
Unrecognized prior service cost	—	—
Unrecognized actuarial gain	—	—

Net amount recognized	$(2,076)	$(2,173)

Weighted-average assumptions:
Discount rate	5.75%	5.75%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a

The amounts recognized in accumulated other comprehensive income on the consolidated balance sheets consist of the following (in thousands):

	February 2, 2008	February 3, 2007
Net actuarial loss (gain)	$4	$(626)

The components of net periodic pension cost are as follows (in thousands):

	February 2, 2008	February 3, 2007
Interest cost	$119	$117
Amortization of prior service cost	—	103
Amortization of actuarial gain	(26)	(29)

Net periodic pension cost	$93	$191

NOTE  14:    Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” and additional guidance from EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” net income (loss) per share, basic, is computed based on the weighted-average number of common shares outstanding for the period, including consideration of the two-class method with respect to certain of the Company’s other equity securities (see below). Net income (loss) per share, diluted, is computed based on the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period, also with consideration given to the two-class method.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE  14:    Net Income (Loss) Per Share (Continued)

The dilutive effect of stock warrants is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect of stock options is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, unamortized compensation on share-based awards, and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the common stock at the average market price during the period. The dilutive effect of unvested restricted stock awards is determined using the “treasury stock” method, whereby vesting is assumed at the beginning of the reporting period, and unamortized compensation on share-based awards and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect of unvested performance shares is determined using the “treasury stock” method in a manner similar to that applied to unvested restricted stock; however, unvested performance share awards are not included in the computations of diluted earnings and loss per share in fiscal 2007, 2006 and 2005 because their effect would have been anti-dilutive and/or they did not meet the criteria in SFAS No. 128 for inclusion of contingently issuable shares in diluted earnings per share.

The Notes and Preferred Stock are convertible into shares of Class A common stock. Both of these securities include rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, under the provisions of EITF Issue No. 03-6, the Notes and Preferred Stock are considered to be participating securities requiring the use of the two-class method for the computation of basic earnings per share when the effect of such method is dilutive. The two-class method requires allocation of undistributed earnings per share among the Class A common stock, Notes and Preferred Stock based on the dividend and other distribution participation rights under each of these securities.

Diluted earnings per share for fiscal 2007 have been computed assuming the conversion of the Notes and Preferred Stock and through application of the “treasury stock” method with respect to other dilutive securities, as previously noted. In accordance with EITF Issue No. 03-6, however, the “if-converted” method, whereby interest costs associated with the Notes and Preferred Stock, net of income tax effects, would be added back to the numerator in the calculation, has not been applied to these securities to calculate diluted earnings per share since the effect would be anti-dilutive. For fiscal 2007, such interest costs not added back to the numerator in the diluted earnings per share calculation were $1.0 million.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE  14:    Net Income (Loss) Per Share (Continued)

The effect of the two-class method with respect to the Notes and Preferred Stock is dilutive for fiscal 2007. Such method would be anti-dilutive, and is thus not applied, for fiscal 2006 and 2005. The following table summarizes the allocation of undistributed earnings among Class A common stock, the Notes and the Preferred Stock, using the two-class method for fiscal 2007, and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Numerator:
Net income (loss)	$23,232	$(12,838)	$(52,679)
Less: Undistributed earnings allocable to—
Notes	(1,287)	—	—
Preferred Stock	(172)	—	—

Net income (loss) allocable to Class A common stock	$21,773	$(12,838)	$(52,679)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average Class A common stock outstanding	91,154,133	72,577,398	44,340,894
Notes weighted-average shares outstanding	5,385,918	—	—
Preferred Stock weighted-average shares outstanding	722,333	—	—
Other dilutive securities:
Stock options	99,255	—	—
Stock warrants	2,887,562	—	—
Restricted stock and performance shares	689,341	—	—

Denominator for diluted earnings (loss) per share	100,938,542	72,577,398	44,340,894

Basic earnings (loss) per share—Class A common stock	$0.24	$(0.18)	$(1.19)

Diluted earnings (loss) per share	$0.23	$(0.18)	$(1.19)

The computations of diluted earnings and loss per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been anti-dilutive or, in the case of performance shares, for the reasons previously noted:

	February 2, 2008	February 3, 2007	January 28, 2006
Stock options outstanding	2,387,819	3,460,020	3,670,563
Nonvested restricted stock and performance share awards	1,880,460	3,871,500	7,829,000
Stock issuable upon conversion of secured convertible notes	—	5,385,918	30,389,700
Stock issuable upon conversion of preferred stock	—	722,333	3,220,000
Stock issuable upon exercise of warrants—
June 2004 warrants	2,109,275	2,109,275	2,109,275
Series B warrants	—	699,217	2,140,824
Series C warrants	—	1,639,286	4,411,607
Series D warrants	—	2,554,240	4,607,678
Series E warrants	—	6,549,107	7,486,607

Total	6,377,554	26,990,896	65,865,254

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE  14:    Net Income (Loss) Per Share (Continued)

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of February 2, 2008, February 3, 2007 and January 28, 2006, would have resulted in proceeds to the Company of $45.9 million, $48.2 million and $67.5 million, respectively. However, in limited circumstances, the warrant holders may choose “cashless exercise,” as defined in the associated warrant agreements, in which case the Company would receive no cash proceeds upon exercise in exchange for the issuance by the Company of fewer shares of Class A common stock.

NOTE  15:    Shareholder Rights Plan

On August 19, 1997, the Company’s Board of Directors adopted a Rights Agreement, which was amended and restated on August 17, 1999 (the “Rights Plan”) designed to protect Company stockholders in the event of takeover action that would deny them the full value of their investments. Terms of the Rights Plan provide for a dividend distribution of one right for each share of common stock to holders of record at the close of business on August 29, 1997. The rights remain attached to the common stock if and when such common stock is traded, and become exercisable only in the event, with certain exceptions, an acquiring party accumulates 12% or more of the Company’s voting stock, or if a party announces an offer to acquire 20% or more of the Company’s voting stock. Unless earlier redeemed, the rights expired on August 29, 2007. Each right entitled the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $73.00, subject to adjustment upon the occurrence of certain events. The Company was entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of a 12% position in its voting stock. No such activity occurred in fiscal 2007 and the Rights Plan expired on August 29, 2007.

NOTE  16:    Segment Reporting

The Company operates exclusively in the retail apparel industry in which it sells fashionable and contemporary apparel and accessories items, primarily through mall-based chains of retail stores, to female consumers with a young, active lifestyle. The Company has identified two operating segments (“Wet Seal” and “Arden B”) as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Internet operations for Wet Seal and Arden B are included in their respective operating segments. Prior to fiscal 2007, the Company had aggregated these segments into one reportable segment due to the similarities of the economic and operating characteristics of the operations represented by the Company’s two divisions.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE  16:    Segment Reporting (Continued)

In fiscal 2007, due to the poor profit performance of the Arden B division and the disparity in financial performance between the two divisions, the Company concluded that it no longer considers its operating segments economically similar under the aggregation criteria of SFAS No. 131. Data for prior fiscal years has been included to present the two reportable segments in the updated disclosure format. Information for fiscal 2007, 2006 and 2005 for the two reportable segments is set forth below (in thousands, except store counts):

Fiscal 2007	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$478,405	$132,758	$—	$611,163
% of consolidated net sales	78%	22%	—	100%
Operating income (loss)	$69,188	$(14,953)	$(34,978)	$19,257
Depreciation expense	$8,498	$3,309	$1,866	$13,673
Interest income	$—	$—	$5,489	$5,489
Interest expense	$—	$—	$1,136	$1,136
Income (loss) before provision for income taxes	$69,188	$(14,953)	$(30,625)	$23,610
Total identifiable assets as of year end	$170,193	$43,644	$10,239	$224,076
Capital expenditures	$29,559	$5,387	$3,577	$38,523

Fiscal 2006	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$417,098	$147,226	$—	$564,324
% of consolidated net sales	74%	26%	—	100%
Operating income (loss)	$47,194	$2,878	$(35,034)	$15,038
Depreciation expense	$6,461	$3,727	$2,200	$12,388
Interest income	$—	$—	$4,387	$4,387
Interest expense	$—	$—	$31,955	$31,955
Income (loss) before provision for income taxes	$47,194	$2,878	$(62,602)	$(12,530)
Total identifiable assets as of year end	$146,238	$51,412	$10,517	$208,167
Capital expenditures	$12,654	$1,856	$2,455	$16,965

Fiscal 2005	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$363,064	$137,743	$—	$500,807
% of consolidated net sales	72%	28%	—	100%
Operating income (loss)	$18,512	$(2,770)	$(31,912)	$(16,170)
Depreciation expense	$6,015	$3,554	$2,241	$11,810
Interest income	$—	$—	$2,288	$2,288
Interest expense	$—	$—	$15,150	$15,150
Income (loss) before provision for income taxes	$18,512	$(2,770)	$(44,774)	$(29,032)
Capital expenditures	$693	$4,102	$623	$5,418

In the tables above, Wet Seal and Arden B reportable segments include net sales generated from their respective stores and internet operations. The “Corporate” column is presented solely to allow for reconciliation of segment contribution and total identifiable asset amounts to consolidated operating income (loss), interest income, interest expense, income (loss) before provision for income taxes and total identifiable assets. Wet Seal

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE  16:    Segment Reporting (Continued)

and Arden B segment results include net sales, cost of sales, asset impairment, store closure costs, and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense.

Wet Seal operating segment results in fiscal 2007 include $2.9 million of additional net sales resulting from the recognition of breakage on gift cards, gift certificates and store credits, and $0.2 million of asset impairment charges. In fiscal 2006 and 2005, Wet Seal operating segment results include store closure (adjustments) costs of $(0.7) million and $4.5 million, respectively, and asset impairment charges of $0.1 million and less than $0.1 million, respectively. In fiscal 2006 and 2005, operating segment results of Wet Seal included both cash compensation of $1.2 million and $2.8 million, respectively, and stock compensation charges of $9.8 million and $22.2 million, respectively, associated with our use of a merchandising consultant.

Arden B operating segment results in fiscal 2007 include $0.8 million of additional net sales resulting from the recognition of breakage on gift cards, gift certificates and store credits. In fiscal 2006, the terms of the Arden B loyalty program were modified and, as a result, Arden B recorded a benefit to net sales of $3.7 million due to a reduction in our estimate of ultimate award redemptions. In fiscal 2007, 2006 and 2005, asset impairment charges in the Arden B operating segment totaled $5.3 million, $0.3 million and $1.0 million, respectively.

Corporate expenses in fiscal 2006 and 2005 include interest expense of $29.1 million and $8.8 million, respectively, as a result of accelerated write off of discounts on secured convertible notes and deferred financing costs upon conversions of secured convertible notes. Corporate total assets consists primarily of net equipment and leasehold improvements located at our corporate offices and distribution facility, as well as receivables, prepaid expenses and other miscellaneous assets not specifically related to the reporting segments.

NOTE  17:    Unaudited Quarterly Financial Data

Summarized quarterly financial information for fiscal 2007 and 2006 is listed below (in thousands, except per share data).

	Fiscal 2007 Quarter Ended
	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008
Net sales	$138,020	$143,314	$150,277	$179,552
Gross margin	$48,260	$49,782	$43,034	$61,195
Net income (loss)	$7,579	$6,764	$(3,319)	$12,208
Net income (loss) per share
Basic	$0.08	$0.07	$(0.04)	$0.13
Diluted	$0.07	$0.07	$(0.04)	$0.13
Weighted-average number of shares of common stock outstanding
Basic	92,617,659	91,919,740	90,014,566	90,064,566
Diluted	105,241,784	103,499,780	90,014,566	96,734,291
Cash dividends per share	$—	$—	$—	$—
Market price data
High	$6.64	$6.31	$4.59	$3.11
Low	$5.68	$4.30	$2.33	$1.92

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006

NOTE  17:    Unaudited Quarterly Financial Data (Continued)

The fiscal quarter ended February 2, 2008, includes a $3.7 million benefit to net sales as a result of the Company beginning to recognize breakage on unredeemed gift cards, gift certificates and store credits, and a $3.5 million charge to record the full impairment of goodwill associated with the Company’s Arden B division.

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

The fiscal quarters ended April 29, 2006 and July 29, 2006, include benefits of $2.3 million and $1.4 million, respectively, to net sales as a result of the modification of the terms of our Arden B customer loyalty program.

The fiscal quarters ended April 29, 2006 and February 3, 2007, include interest expense, net of $18.1 million and $11.0 million, respectively, for net accelerated interest charges upon investor conversions into Class A common stock of $22.5 million and $15.0 million, respectively, of our secured convertible notes.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of our company(1)

3.1.1	Amendment to Restated Certificate of Incorporation of our company(7)

3.1.2	Amendment to Restated Certificate of Incorporation, as amended, of our company (incorporated by reference to Exhibit 3.1 of our company’s Current Report on Form 8-K filed on January 18, 2005)

3.1.3	Amendment to Restated Certificate of Incorporation, as amended, of our company(11)

3.2	Amended and Restated Bylaws of our company(1)

3.2.1	Amendment No. 1 to the Bylaws of our company (incorporated by reference to Exhibit 3.1 of our company’s Current Report on Form 8-K filed on August 28, 2007)

4.1	Specimen Certificate of the Class A Stock, par value $.10 per share(1)

4.2	Specimen Certificate of the Class B Stock, par value $.10 per share(1)

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

4.4.1	Supplemental Indenture entered into between our company and The Bank of New York, dated as of March 1, 2006(11)

4.4.2	Second Supplemental Indenture entered into between our company and The Bank of New York, dated as of June 21, 2006(12)

4.4.3	Third Supplemental Indenture entered into between our company and The Bank of New York, dated as of December 28, 2006

4.5

Form of Registered Global 3.76% Secured Convertible Note due January 14, 2012 issued by our company (incorporated by reference to Exhibit 4.8 of our company’s Registration Statement on Form S-3 filed on May 17, 2005)

4.6	Form of Warrant to Purchase Class A common stock issued by our company (incorporated by reference to Exhibit 99.2 of our company’s Current Report on Form 8-K filed on June 30, 2004)

4.7	Form of Series B Warrant issued by our company (incorporated by reference to Exhibit 10.5 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.8	Form of Series C Warrant issued by our company (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.9	Form of Series D Warrant issued by our company (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.10	Form of Series E Warrant issued by our company (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.1	Lease between our company and Foothill-Parkstone I, LLC, dated November 21, 1996(5)

10.1.1	Lease Addendum between our company and Foothill-Parkstone I, LLC, dated October 28, 2006(19)

10.2	1996 Long-Term Incentive Plan(4)

10.2.1	First Amendment to the 1996 Long-Term Incentive Plan(4)

Exhibit No.	Description

10.2.2	Second Amendment to the 1996 Long-Term Incentive Plan(7)

10.3	Supplemental Executive Retirement Plan(5)

10.4	2000 Stock Incentive Plan(6)

10.5	2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s final proxy statement on Form DEF 14A dated December 14, 2004)

10.5.1	Amendment to the 2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s definitive proxy statement on Form DEF 14A dated June 17, 2005)

10.6	Indemnification Agreement between our company and various executives and directors, dated January 3, 1995(2)

10.7	Form of Indemnification Agreement between our company and members of our Board of Directors(10)

10.8

Employment Agreement between our company and Edmond S. Thomas, dated September 6, 2007 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on September 11, 2007)

10.9

Employment Agreement between our company and Steven H. Benrubi, dated September 11, 2007 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on September 20, 2007)

10.10	Employment Agreement between our company and Dyan Jozwick, dated April 4, 2008 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on April 4, 2008)

10.11	Form of Restricted Stock Agreement between our company and members of our Board of Directors (10)

10.12	Form of Restricted Stock Agreement between our company and members of our Board of Directors

10.13

Form of Securities Purchase Agreement between our company and certain investors, dated June 29, 2004 (incorporated by reference to Exhibit 99.2 of our company’s Current Report on Form 8-K filed on June 30, 2004)

10.14

Amended and Restated Securities Purchase Agreement entered into among our company and the Investors, dated December 13, 2004 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on December 14, 2004)

10.14.1

Amendment No. 1 to Amended and Restated Securities Purchase Agreement entered into by and among our company and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.14.2

Amendment No. 2 to Amended and Restated Securities Purchase Agreement entered into by and among our company and the Investors, dated October 18, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on October 25, 2005)

10.15

Amended and Restated Registration Rights Agreement entered into among our company and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.15.1

Amendment and Waiver to Amended and Restated Registration Rights Agreement entered into among our company and the Investors, effective as of July 15, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 1, 2005)

10.16

Securities Purchase Agreement entered into by and among our company and the investors named therein, dated April 29, 2005 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.16.1

Amendment to Securities Purchase Agreement entered into by and among our company and the investors named therein, dated October 18, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on October 25, 2005)

Exhibit No.	Description

10.17

Registration Rights Agreement entered into by and among our company and the investors named therein, dated April 29, 2005 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.18

Amended and Restated Credit Agreement entered into by and among our Company and Bank of America, N.A., dated August 14, 2006 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 18, 2006)

10.19	Security Agreement entered into among our company, Bank of America (f/k/a Fleet National Bank) and certain other parties thereto, dated as May 26, 2004(9)

10.20

Amended and Restated Subordination Agreement entered into by and among our company, certain of the Senior Lenders, The Bank of New York and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.21

Amendment No. 1 to Amended and Restated Subordination Agreement entered into by and among our company, certain of the Senior Lenders, The Bank of New York and the Investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.10 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.22

Subordination Agreement entered into by and among the Company, the Investors and Fleet Retail Group, Inc., as agent for the senior lenders, dated April 29, 2005 (incorporated by reference to Exhibit 10.8 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.23	Form of Restricted Stock Agreement between our company and employees of our company (incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007)

10.24	Form of Stock Option Agreement between our company and employees of our company (incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007)

10.25	Separation Agreement between our company and Joel Waller, dated October 7, 2008 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on October 4, 2007)

12.1	Statement of Computation of Ratios

14.1	The Wet Seal, Inc. Code of Conduct(8)

21.1	Subsidiaries of the registrant(3)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes exhibits incorporated by reference to our company’s Registration Statement File No. 33-34895.

(2)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

(3)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

(4)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

(5)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

(6)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

(7)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

(8)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

(9)	Denotes exhibits incorporated by reference to our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004.

(10)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

(11)	Denotes exhibits incorporated by reference to our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

(12)	Denotes exhibits incorporated by reference to our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006.

(13)	Denotes exhibits incorporated by reference to our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006.

(14)	Denotes exhibits incorporated by reference to our company’s Current Report on Form 8-K, filed on January 9, 2007.