Form 10-K/A
period 2008-02-02
WET SEAL INC
filed 2008-05-01
CIK 863456

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of The Wet Seal, Inc. amends the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2008. This Amendment No. 1 is being filed to include the conformed signature of Deloitte & Touche LLP, an independent registered public accounting firm, which was inadvertently omitted in the Company’s original filing of the Form 10-K, on their report regarding their evaluation of the Company’s internal control over financial reporting as disclosed in Item 9A of Form 10-K.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the fiscal year ended February 2, 2008, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Form 10-K on April 10, 2008.

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

Costa Mesa, CA

April 10, 2008

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

Signatures	Title	Date Signed

/s/ EDMOND S. THOMAS Edmond S. Thomas	President and Chief Executive Officer (Principal Executive Officer) and Member of the Board of Directors	May 1, 2008

/s/ STEVEN H. BENRUBI Steven H. Benrubi	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2008

/s/ ALAN SIEGEL Alan Siegel	Chairman of the Board of Directors	May 1, 2008

/s/ JONATHAN DUSKIN Jonathan Duskin	Director	May 1, 2008

/s/ SIDNEY M. HORN Sidney M. Horn	Director	May 1, 2008

/s/ HAROLD D. KAHN Harold D. Kahn	Director	May 1, 2008

/s/ KENNETH M. REISS Kenneth M. Reiss	Director	May 1, 2008

/s/ HENRY D. WINTERSTERN Henry D. Winterstern	Director	May 1, 2008

/s/ MICHAEL ZIMMERMAN Michael Zimmerman	Director	May 1, 2008

3