Form 10-Q
period 2008-05-03
WET SEAL INC
filed 2008-06-10
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

The number of shares outstanding of the Registrant’s Class A common stock, par value $0.10 per share, at June 9, 2008, was 91,935,531. There were no shares outstanding of the Registrant’s Class B common stock, par value $0.10 per share, at June 9, 2008.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 3, 2008	February 2, 2008	May 5, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,662	$100,618	$81,312
Marketable securities	—	—	22,407
Income taxes receivable	167	167	56
Other receivables	2,617	5,715	4,123
Merchandise inventories	34,355	31,590	35,486
Prepaid expenses and other current assets	10,806	10,991	9,845

Total current assets	157,607	149,081	153,229

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	101,603	100,018	92,419
Furniture, fixtures and equipment	65,095	65,393	59,708

	166,698	165,411	152,127
Less accumulated depreciation and amortization	(94,718)	(92,530)	(92,169)

Net equipment and leasehold improvements	71,980	72,881	59,958

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $5,338, $5,302 and $5,195 at May 3, 2008, February 2, 2008, and May 5, 2007, respectively	376	412	519
Other assets	1,704	1,702	1,670
Goodwill	—	—	3,496

Total other assets	2,080	2,114	5,685

TOTAL ASSETS	$231,667	$224,076	$218,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$12,991	$9,474	$13,247
Accounts payable – other	9,551	10,197	13,670
Income taxes payable	173	—	177
Accrued liabilities	29,847	34,445	34,341
Current portion of deferred rent	4,336	4,729	3,877

Total current liabilities	56,898	58,845	65,312

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $1,047, $962 and $716 at May 3, 2008, February 2, 2008, and May 5, 2007, respectively, and net of unamortized discount of $5,294, $5,458 and $5,865 at May 3, 2008, February 2, 2008, and May 5, 2007, respectively	3,832	3,583	2,930
Deferred rent	29,747	29,686	24,762
Other long-term liabilities	1,931	1,956	1,952

Total long-term liabilities	35,510	35,225	29,644

Total liabilities	92,408	94,070	94,956

COMMITMENTS AND CONTINGENCIES (Note 5)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 2,167 shares issued and outstanding	2,167	2,167	2,167

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	May 3, 2008	February 2, 2008	May 5, 2007
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 98,639,251 shares issued and 92,098,531 outstanding at May 3, 2008; 98,377,559 shares issued and 92,006,359 shares outstanding at February 2, 2008; and 97,448,226 shares issued and 96,048,226 shares outstanding at May 5, 2007	9,864	9,838	9,745
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	288,146	287,848	283,812
Accumulated deficit	(139,054)	(147,982)	(163,635)
Treasury stock, 6,540,720 shares; 6,371,200 shares; and 1,400,000 shares at cost, at May 3, 2008, February 2, 2008, and May 5, 2007, respectively	(22,461)	(22,461)	(8,792)
Accumulated other comprehensive income	597	596	619

Total stockholders’ equity	137,092	127,839	121,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,667	$224,076	$218,872

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended
	May 3, 2008	May 5, 2007
Net sales	$142,390	$138,020
Cost of sales	95,690	89,760

Gross margin	46,700	48,260
Selling, general and administrative expenses	37,991	41,577
Asset impairment	—	102

Operating income	8,709	6,581

Interest income	698	1,477
Interest expense	(306)	(245)

Interest income, net	392	1,232

Income before provision for income taxes	9,101	7,813
Provision for income taxes	173	234

Net income	$8,928	$7,579

Net income per share, basic	$0.09	$0.08

Net income per share, diluted	$0.09	$0.07

Weighted-average shares outstanding, basic	90,673,304	92,617,659

Weighted-average shares outstanding, diluted	97,447,104	105,241,784

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 2, 2008	98,377,559	$9,838	—	$—	$287,848	$(147,982)	$(22,461)		$596	$127,839
Net income	—	—	—	—	—	8,928	—	$8,928	—	8,928
Stock issued pursuant to long-term incentive plans	255,692	25	—	—	(25)	—	—	—	—	—
Stock-based compensation - directors and employees	—	—	—	—	269	—	—	—	—	269
Amortization of stock payment in lieu of rent	—	—	—	—	45	—	—	—	—	45
Exercise of stock options	6,000	1	—	—	9	—	—	—	—	10
Amortization of actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	1	1	1

Comprehensive income								$8,929

Balance at May 3, 2008	98,639,251	$9,864	—	$—	$288,146	$(139,054)	$(22,461)		$597	$137,092

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 3, 2007	96,218,013	$9,622	—	$—	$280,163	$(171,214)	$(2,400)		$626	$116,797
Net income	—	—	—	—	—	7,579	—	$7,579	—	7,579
Restricted stock issued pursuant to long-term incentive plans	272,127	27	—	—	(27)	—	—	—	—	—
Stock-based compensation—directors and employees	—	—	—	—	1,240	—	—	—	—	1,240
Amortization of stock payment in lieu of rent	—	—	—	—	54	—	—	—	—	54
Exercise of stock options	48,334	5	—	—	172	—	—	—	—	177
Exercise of common stock warrants	909,752	91	—	—	2,210	—	—	—	—	2,301
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(7)	(7)	(7)

Comprehensive income								$7,572

Repurchase of common stock	—	—	—	—	—	—	(6,392)		—	(6,392)

Balance at May 5, 2007	97,448,226	$9,745	—	$—	$283,812	$(163,635)	$(8,792)		$619	$121,749

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended
	May 3, 2008	May 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,928	$7,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,567	3,128
Amortization of discount on secured convertible notes	164	109
Amortization of deferred financing costs	36	36
Amortization of stock payment in lieu of rent	45	54
Interest added to principal of secured convertible notes	85	82
Loss on disposal of equipment and leasehold improvements	159	12
Asset impairment	—	102
Stock-based compensation	269	1,240
Changes in operating assets and liabilities:
Other receivables	3,098	(519)
Merchandise inventories	(2,765)	(1,255)
Prepaid expenses and other current assets	185	(1,050)
Other non-current assets	(2)	(19)
Accounts payable and accrued liabilities	(617)	280
Income taxes payable	173	49
Deferred rent	(332)	2,757
Other long-term liabilities	(24)	(32)

Net cash provided by operating activities	12,969	12,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(3,935)	(10,174)
Investment in marketable securities	—	(25,932)
Proceeds from sale of marketable securities	—	3,525

Net cash used in investing activities	(3,935)	(32,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10	177
Repurchase of common stock	—	(6,392)
Proceeds from exercise of common stock warrants	—	2,301

Net cash provided by (used in) financing activities	10	(3,914)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,044	(23,942)
CASH AND CASH EQUIVALENTS, beginning of period	100,618	105,254

CASH AND CASH EQUIVALENTS, end of period	$109,662	$81,312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18	$18
Income taxes	$—	$185
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of equipment and leasehold improvements unpaid at end of period	$2,175	$5,671
Amortization of actuarial net loss (gain) under Supplemental Employee Retirement Plan	$1	$(7)

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 3, 2008 and May 5, 2007

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 3, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”) for the fiscal year ended February 2, 2008.

Significant Accounting Policies

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. Taxes collected from the Company’s customers are recorded on a net basis. For online sales, revenue is recognized at the estimated time goods are received by customers. Customers typically receive goods within four days of being shipped. Shipping and handling fees billed to customers for online sales are included in net sales. The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. A customer generally may return merchandise within 30 days of the original purchase date. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the condensed consolidated balance sheets and was $0.8 million, $0.7 million and $1.0 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively. For the 13 weeks ended May 3, 2008, and May 5, 2007, shipping and handling fee revenues were $0.6 million and $0.6 million, respectively.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability, which includes consideration of potential obligations arising from state escheatment laws. The Company’s gift cards, gift certificates and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates and store credits are not redeemed or recovered (“breakage”). Beginning in the fourth quarter of fiscal 2007, the Company adjusted its unearned revenue liability to recognize estimated unredeemed amounts and recorded breakage as additional sales for gift cards, gift certificates and store credits that remained unredeemed three years after their issuance. The Company’s net sales for the 13 weeks ended May 3, 2008, included a benefit of $0.2 million to reduce its unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the condensed consolidated balance sheets and was $5.2 million, $6.3 million and $8.3 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively. If actual redemptions ultimately differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates the likelihood of redemption of gift cards, gift certificates and store credits becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such unearned revenue, which could have an effect on the Company’s net sales and results of operations.

The Company maintains a frequent buyer program through its Wet Seal division. Under the program, customers receive a 10% to 20% discount on all purchases made during a twelve-month period and are provided $5-off coupons that may be used on purchases during such period. The annual membership fee of $20 is non-refundable.

The Company recognizes membership fee revenue under the frequent buyer program on a straight-line basis over the twelve-month membership period due to a lack of sufficient program history to determine customer usage patterns. During November 2007, the Company changed from in-store delivery to e-mail delivery of the program’s $5-off coupons, which eliminated the customer’s ability to use such coupons at the time of initial purchases. The Company believes this change will affect customer usage patterns. The Company also continues to test alternative program structures and may decide to further modify the program in ways that could also affect customer usage patterns. As a result of the recent program change and potential further modifications, the Company believes it is appropriate to maintain straight-line recognition of membership fee revenue. The Company may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $8.0 million, $9.6 million and $10.0 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively.

The Company maintains a customer loyalty program through its Arden B division. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of net sales as points are accumulated by the member. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $1.8 million, $2.0 million and $1.9 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record adjustments to the unearned revenue accrual, which would affect net sales.

Marketable Securities

As of May 5, 2007, the Company’s marketable securities consisted of auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. The auction rate securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in interest income in the condensed consolidated statements of operations. As of May 3, 2008, the Company had no investments in marketable securities.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates the Company’s weighted-average cost of capital. No less frequently than quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluation during the 13 weeks ended May 5, 2007, indicated that operating losses or insufficient operating income existed at certain retail stores with a projection that the operating losses or insufficient operating income for these locations would continue. As such, the Company recorded a non-cash charge of $0.1 million during the 13 weeks ended May 5, 2007, within asset impairment in the condensed consolidated statements of operations to write down the carrying value of these stores’ long-lived assets to their estimated fair values.

The Company conducted a similar analysis during the 13 weeks ended May 3, 2008, and concluded that no such events or changes in circumstances occurred, and as a result, recorded no impairment losses in the first fiscal quarter of 2008.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 was required for companies with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) Nos. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS No. 157 effective February 3, 2008, for all financial assets and financial liabilities as required; however, the adoption of SFAS No. 157 did not affect the Company’s condensed consolidated financial statements. The Company does not expect the standard to have a material impact on its consolidated financial statements when fully adopted in fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” As required, the Company adopted SFAS No. 159 effective February 3, 2008; however, the Company elected not to apply the fair value option to any of its assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not affect the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R could affect how the Company accounts for business acquisitions occurring after its adoption date.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe adoption of SFAS No. 160 will have any effect on its condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet determined the impact that the adoption of SFAS No. 161 will have on its condensed consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company had the following two stock incentive plans under which shares were available for grant at May 3, 2008: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1994 Long-Term Incentive Plan (the “1994 Plan”) and its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of May 3, 2008; however, the 1994 Plan and the 1996 Plan both expired prior to 2008, and no further share awards may be granted under either plan. The 2005 Plan, the 2000 Plan the 1996 Plan, and the 1994 Plan are collectively referred to as the “Plans.”

The 2005 Plan and 2000 Plan permit the granting of options, restricted common stock, performance shares or other equity-based awards to the Company’s employees, officers, directors and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. An aggregate of 20,188,337 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of May 3, 2008, 2,348,106 shares were available for future grants.

Options

The Plans provide that the per-share exercise price of a stock option may not be less than the fair market value of the Company’s Class A common stock on the date the option is granted. Under the Plans, outstanding options generally vest over periods ranging from three to five years from the grant date and generally expire from five to ten years after the grant date. Certain stock option and other equity-based awards provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using he Black-Scholes option-pricing model. The Company uses historical data, the implied volatility of market-traded options and other factors to estimate the expected price volatility, option lives and forfeiture rates.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended
	May 3, 2008	May 5, 2007
Dividend Yield	0.00%	0.00%
Expected Volatility	53.00%	59.00%
Risk-Free Interest Rate	2.78%	4.52%
Expected Life of Options (in Years)	3.3	3.4

The Company recorded a compensation benefit of $0.2 million and compensation expense of $0.5 million, or less than $0.01, and $0.01 per basic and diluted share, related to stock options outstanding during the 13 weeks ended May 3, 2008, and May 5, 2007, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

At May 3, 2008, there was $1.9 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over the course of the remaining vesting periods of such options through fiscal 2011.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 13 weeks ended May 3, 2008, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 2, 2008	2,926,553	$7.46
Granted	147,500	$2.60
Exercised	(6,000)	$1.77
Canceled	(365,503)	$6.37

Outstanding at May 3, 2008	2,702,550	$7.36	3.31	$225
Vested and expected to vest in the future at May 3, 2008	2,597,912	$7.47	3.26	$189
Exercisable at May 3, 2008	1,986,641	$8.22	2.99	$35

Options vested and expected to vest in the future is comprised of all options outstanding at May 3, 2008, net of estimated forfeitures. Additional information regarding stock options outstanding as of May 3, 2008, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of May 3, 2008	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of May 3, 2008	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 5.34	454,146	5.02	$3.51	179,115	$4.05
5.42 - 5.84	688,334	2.35	5.73	462,699	5.74
5.92 - 6.50	480,020	3.61	6.28	283,977	6.20
6.72 - 8.08	530,400	2.95	7.32	512,400	7.34
8.57 - 19.90	512,150	3.11	12.87	510,950	12.88
21.09 - 23.02	37,500	4.08	22.89	37,500	22.89

$ 1.81 - $23.02	2,702,550	3.31	$7.36	1,986,641	$8.22

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The weighted-average grant-date fair value of options granted during the 13 weeks ended May 3, 2008, and May 5, 2007, was $1.02 and $2.93, respectively. The total intrinsic value for options exercised during the 13 weeks ended May 3, 2008, and May 5, 2007, was less than $0.1 million, and $0.1 million, respectively.

Cash received from option exercises under all Plans for the 13 weeks ended May 3, 2008, and May 5, 2007, was less than $0.1 million and $0.2 million, respectively. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize its deferred income tax assets.

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

During the 13 weeks ended May 3, 2008, and May 5, 2007, the Company granted 251,525 and no shares, respectively, of restricted common stock to certain employees and directors under the Plans. Restricted common stock awards generally vest over periods ranging from 1 to 3 years. The weighted-average grant-date fair value of the restricted common stock granted during the 13 weeks ended May 3, 2008, was $3.11 per share. The Company recorded $0.2 million and $0.6 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 weeks ended May 3, 2008, and May 5, 2007, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

During the 13 weeks ended May 3, 2008, and May 5, 2007, the Company granted no and 267,960 performance shares, respectively, to certain officers under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during the 13 weeks ended May 5, 2007, which included consideration of the probability of such shares vesting, was $5.86 per share. The Company recorded $0.3 million and $0.1 million of compensation expense during the 13 weeks ended May 3, 2008, and May 5, 2007, respectively, related to performance shares granted to officers. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 13 weeks ended May 3, 2008:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 2, 2008	2,082,793	$3.08
Granted	251,525	$3.11
Vested	(14,167)	$5.63
Forfeited	(184,520)	$5.43

Nonvested at May 3, 2008	2,135,631	$2.86

In the table above, the number of nonvested restricted common stock and performance shares at February 2, 2008 has been reduced by 650,000 shares for restricted common stock that vested on January 27, 2008 that was inadvertently not reflected as vested in Note 2 of the Company’s consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The fair value of restricted common stock and performance shares that vested during the 13 weeks ended May 3, 2008, was less than $0.1 million.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

At May 3, 2008, there was $4.2 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $2.6 million relates to restricted common stock and $1.6 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 2.0 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in its condensed consolidated statements of operations.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations:

	13 Weeks Ended
(in thousands)	May 3, 2008	May 5, 2007
Cost of sales	$(130)	$233
Selling, general and administrative expenses	399	1,007

Stock-based compensation	$269	$1,240

Change in Estimated Forfeiture Rate

During the 13 weeks ended May 3, 2008, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing compensation expense for its executives, which in fiscal 2007 had been grouped separately from non-executives based on dissimilar historical forfeiture experience, from a 5% forfeiture rate to a 10% forfeiture rate. During the same period, the Company also realized a benefit from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive departures from the Company. The impact of these events was a benefit of approximately $0.9 million, of which $0.3 million was included in cost of sales and $0.6 million was included in selling, general and administrative expenses in the condensed consolidated statement of operations for the 13 weeks ended May 3, 2008.

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of May 3, 2008. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

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

At May 3, 2008, the amount outstanding under the Facility consisted of $6.7 million in open documentary letters of credit related to merchandise purchases and $1.8 million in outstanding standby letters of credit, and the Company had $26.5 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Unaudited)

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants (Continued)

During the 13 weeks ended May 5, 2007, investors exercised portions of outstanding common stock warrants, resulting in the issuance of 909,752 shares of Class A common stock in exchange for $2.3 million of proceeds to the Company. No common stock warrants were exercised in the 13 weeks ended May 3, 2008.

At May 3, 2008, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

NOTE 4 – Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” and additional guidance from the Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” net income per share, basic, is computed based on the weighted-average number of common shares outstanding for the period, including consideration of the two-class method with respect to certain of the Company’s other equity securities (see below). Net income per share, diluted, is computed based on the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period, also with consideration given to the two-class method.

The dilutive effect of stock warrants is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect of stock options is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, unamortized compensation on share-based awards, and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the common stock at the average market price during the period. The dilutive effect of unvested restricted stock awards is determined using the “treasury stock” method, whereby vesting is assumed at the beginning of the reporting period, and unamortized compensation on share-based awards and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect of unvested performance shares is determined using the “treasury stock” method in a manner similar to that applied to unvested restricted stock; however, unvested performance share awards are not included in the computations of diluted earnings per share during the 13 weeks ended May 3, 2008, and May 5, 2007, because their effect would have been anti-dilutive and/or they did not meet the criteria in SFAS No. 128 for inclusion of contingently issuable shares in diluted earnings per share.

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

Diluted earnings per share for the 13 weeks ended May 3, 2008, and May 5, 2007, have been computed assuming the conversion of the Notes and Preferred Stock and through application of the “treasury stock” method with respect to other dilutive securities. In accordance with EITF Issue No. 03-6, however, the “if-converted” method, whereby interest costs associated with the Notes and Preferred Stock, net of income tax effects, would be added back to the numerator in the calculation, has not been applied to these securities to calculate diluted earnings per share since the effect would be anti-dilutive. For the 13 weeks ended May 3, 2008, and May 5, 2007, such interest costs not added back to the numerator in the diluted earnings per share calculation were $0.3 million and $0.2 million, respectively.

The effect of the two-class method with respect to the Notes and Preferred Stock is dilutive for the 13 weeks ended May 3, 2008, and May 5, 2007. The following table summarizes the allocation of undistributed earnings among Class A common stock, the Notes and the Preferred Stock, using the two-class method for the 13 weeks ended May 3, 2008, and May 5, 2007, and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Unaudited)

NOTE 4 – Net Income Per Share (Continued)

	13 Weeks Ended
	May 3, 2008	May 5, 2007
Numerator:
Net income	$8,928	$7,579
Less: Undistributed earnings allocable to -
Notes	(497)	(414)
Preferred Stock	(67)	(55)

Net income allocable to Class A common stock	$8,364	$7,110

Denominator:
Denominator for basic earnings per share – weighted-average Class A common stock outstanding	90,673,304	92,617,659
Notes weighted-average shares outstanding	5,385,918	5,385,918
Preferred Stock weighted-average shares outstanding	722,333	722,333
Other dilutive securities:
Stock options	405	256,892
Stock warrants	574,923	5,465,900
Restricted stock	90,221	793,082

Denominator for diluted earnings per share	97,447,104	105,241,784

Basic earnings per share – Class A common stock	$0.09	$0.08

Diluted earnings per share	$0.09	$0.07

The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been anti-dilutive or, in the case of performance shares for the 13 weeks ended May 3, 2008, and May 5, 2007, because they did not meet the criteria in SFAS No. 128 for inclusion of contingently issuable shares in diluted earnings per share as of May 3, 2008, and May 5, 2007:

	13-Week Period Ended
	May 3, 2008	May 5, 2007
Stock options outstanding	2,699,852	2,970,232
Nonvested restricted stock awards	1,290,460	—
Performance shares	590,000	2,527,960
Stock issuable upon exercise of warrants -
June 2004 warrants	2,109,275	—
Series E warrants	6,549,107	—

Total	13,238,694	5,498,192

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of May 3, 2008, and May 5, 2007, would have resulted in proceeds to the Company of $45.9 million and $45.9 million, respectively. However, in limited circumstances, the warrant holders may choose “cashless exercise,” as defined in the associated warrant agreements, in which case the Company would receive no cash proceeds upon exercise in exchange for the issuance by the Company of fewer shares of Class A common stock.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Unaudited)

NOTE 5 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement. As of May 3, 2008, the Company had accrued in accrued liabilities on its condensed consolidated balance sheet an amount that approximates this settlement amount.

In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California, Southern Division alleging violations of The Fair Credit Reporting Act (the “FCRA”), and in February 2007 a class action complaint was filed against the Company alleging similar violations in United States District Court, Central District of California, Western Division. The plaintiffs in the February 2007 complaint dismissed the complaint with prejudice in August 2007. The FCRA provides in part that portions of the credit card number may not be printed together with expiration dates on credit or debit card receipts given to customers. The FCRA imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise, damages are limited to actual losses incurred by the card holder. On December 11, 2007, the Company reached a tentative agreement to settle the January 2007 complaint for less than $0.1 million. However, prior to the receipt of the executed settlement agreement, on February 8, 2008, the Company was named in another action, alleging the same violation, in the U.S. District Court, Western District of Pennsylvania. As a result, the Company withdrew its offer to settle the January 2007 action noted above. On June 3, 2008, the Credit and Debit Card Receipt Clarification Act of 2007 was enacted. This measure amends the FCRA to declare that a company that printed an expiration date on any receipt provided to a consumer cardholder at the point of sale or transaction between December 4, 2004 and the enactment of this legislation, but otherwise complied with FCRA requirements for such receipt, shall not be in willful noncompliance by reason of printing such expiration date in it. Under this definition, the Company’s believes that it has not committed any willful violation of the FCRA. As of May 3, 2008, the Company had accrued an amount that approximates the original anticipated settlement amount in accrued liabilities on its condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from May 21, 2003 through May 21, 2007. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at May 3, 2008.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of May 3, 2008, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

NOTE 6 – Segment Reporting

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 3, 2008 and May 5, 2007

(Unaudited)

NOTE 6 – Segment Reporting (Continued)

In fiscal 2007, due to the poor profit performance of the Arden B division and the disparity in financial performance between the two divisions, the Company concluded that it no longer considers its operating segments economically similar under the aggregation criteria of SFAS No. 131. Information for the 13 weeks ended May 3, 2008 and May 5, 2007 for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended May 3, 2008	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$116,191	$26,199	$—	$142,390
% of consolidated net sales	82%	18%	—	100%
Operating income (loss)	$17,061	$(842)	$(7,510)	$8,709
Depreciation and amortization expense	$2,495	$783	$289	$3,567
Interest income	$—	$—	$698	$698
Interest expense	$—	$—	$306	$306
Income (loss) before provision for income taxes	$17,061	$(842)	$(7,118)	$9,101

13 Weeks Ended May 5, 2007	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$105,099	$32,921	$—	$138,020
% of consolidated net sales	76%	24%	—	100%
Operating income (loss)	$15,684	$(654)	$(8,449)	$6,581
Depreciation and amortization expense	$1,814	$848	$466	$3,128
Interest income	$—	$—	$1,477	$1,477
Interest expense	$—	$—	$245	$245
Income (loss) before provision for income taxes	$15,684	$(654)	$(7,217)	$7,813

In the tables above, Wet Seal and Arden B reportable segments include net sales generated from their respective stores and internet operations. The “Corporate and Unallocated” column is presented solely to allow for reconciliation of segment contribution amounts to consolidated operating income (loss), interest income, interest expense, and income (loss) before provision for income taxes. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment, and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, and elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. As of May 3, 2008, we operated 496 retail stores in 47 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal division’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for four or more days in a fiscal month, due to remodel, relocation or other reasons, are removed from the comparable store base for that fiscal month as well as for the comparable fiscal month in the following fiscal year. Comparable store sales results are important in achieving operating leverage on certain expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

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

Operating income—We view operating income as a key indicator of our financial success. The key drivers of operating income are comparable store sales, gross margins, and the changes we experience in operating costs.

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

Wet Seal. Wet Seal is a junior apparel brand for teenage girls that seek trend-focused and value competitive clothing with a target customer age of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced fashionable apparel and accessories. Wet Seal stores average approximately 3,900 square feet in size. As of May 3, 2008, we operated 401 Wet Seal stores.

Arden B. Arden B is a fashion brand for the feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 35 years old and seeks to deliver contemporary collections of fashion separates and accessories for various aspects of the customers’ lifestyles. Arden B stores average approximately 3,100 square feet in size. As of May 3, 2008, we operated 95 Arden B stores.

We maintain a web-based store located at www.wetseal.com, offering Wet Seal merchandise to customers over the internet. We also maintain a web-based store located at www.ardenb.com, offering Arden B apparel and accessories comparable to those carried in our stores. Our online stores are designed to serve as an extension of the in-store experience, and offer a wide selection of merchandise, which helps expand in-store sales. Internet operations for both Wet Seal and Arden B are included in their respective operating segments.

See Note 6 of the Notes to Condensed Consolidated Financial Statements for financial information regarding segment reporting.

Current Trends and Outlook

We currently operate in a challenging retail environment driven by several factors, including recent increases in food and energy prices, and disruptions in the United States housing and financial markets. Our comparable store sales decreased 7.5% for the 13 weeks ended May 3, 2008, driven by a 21.6% comparable store sales decline in our Arden B division as we continued our efforts to sell through old merchandise content and to position the division with new merchandise that we believe will appeal more to our customer’s wants, and a 3.3% comparable store sales decline in our Wet Seal division. We have made progress on several key initiatives at both divisions during the first quarter fiscal 2008, including organizational changes at Arden B, tighter inventory controls and better aligned management incentive goals. While we have made progress in the first quarter, we will continue to focus on increasing store level efficiencies and lowering operating costs. We will continue to take aggressive steps to revitalize Arden B, including advancing on our goal of phasing in a better merchandise assortment. At the same time, we will remain focused on continuing productivity and cost savings initiatives, as well as on several initiatives to improve sales productivity, at both divisions. During the four weeks ended May 31, 2008, we experienced comparable store sales decline of 2.0%.

Our long term strategy is to expand our existing retail store base, return to positive comparable store sales growth, revive the Arden B business and expand our online business. We are also taking several steps to drive higher sales productivity in our retail stores, including improved store layout and visual displays, and have embarked on several initiatives to improve gross margins, including efforts to optimize sourcing of merchandise, enhance our inventory planning and allocation functions, better align merchandise mix with target customer wants, and improve supply chain efficiency through better coordination among and within our vendor, internal distribution and store operations organizations.

Store Openings and Closures

During the 13 weeks ended May 3, 2008, we opened two Wet Seal stores. We believe future store closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease. Including net store openings already completed through May 3, 2008, we expect store growth of approximately seven stores, net of closings, during fiscal 2008. This number could vary based upon the outcome of several store lease negotiations currently in process.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our condensed consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-based compensation, income taxes, insurance reserves and derivative financial instruments. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. However, we have made a change in forfeiture rate estimates for executives affecting stock based compensation. The following updates the Form 10-K discussion about our critical accounting policies regarding stock-based compensation.

Stock-Based Compensation

We apply the provisions of SFAS No. 123(R), “Shared-Based Payment,” in the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

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

In fiscal 2008, based on historical analysis, we modified the estimated annual forfeiture rate used in recognizing compensation expense for our executives, which in fiscal 2007 had been grouped separately from non-executives based on dissimilar historical forfeiture experience, from a 5% forfeiture rate to a 10% forfeiture rate. See Note 2 to our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 was required for companies with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) Nos. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. We adopted SFAS No. 157 effective February 3, 2008, for all financial assets and liabilities as required; however, the adoption of SFAS No. 157 did not affect our condensed consolidated financial statements. We do not expect the standard to have a material impact on our consolidated financial statements when fully adopted in fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements.” As required, we adopted SFAS No. 159 effective February 3, 2008; however, we elected not to apply the fair value option to any of our assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not affect our condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R could affect how we account for business acquisitions occurring after its adoption date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest be accounted for similarly as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe adoption of SFAS No. 160 will have any effect on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not yet determined the impact that the adoption of SFAS No. 161 will have on our condensed consolidated financial statements.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended
	May 3, 2008	May 5, 2007
Net sales	100.0%	100.0%
Cost of sales	67.2	65.0

Gross margin	32.8	35.0
Selling, general and administrative expenses	26.7	30.1
Asset impairment	—	0.1

Operating income	6.1	4.8
Interest income, net	0.3	0.9

Income before provision for income taxes	6.4	5.7
Provision for income taxes	0.1	0.2

Net income	6.3%	5.5%

Thirteen Weeks Ended May 3, 2008, Compared to Thirteen Weeks Ended May 5, 2007

Net sales

13 Weeks Ended May 3, 2008	Change From Prior Fiscal Period	13 Weeks Ended May 5, 2007
($ in millions)
Net sales	$142.4	$4.4	3.2%	$138.0
Comparable store sales decrease	(7.5)%

Net sales for the 13 weeks ended May 3, 2008, increased primarily as a result of the following:

•	An increase in the number of stores open, from 448 stores as of May 5, 2007, to 496 stores as of May 3, 2008; and

•	A 2.7% increase in combined internet sales for both of our divisions.

However, this increase was partially offset by the following:

•	A decrease of 7.5% in comparable store sales; and

•

A 4.5% decline in comparable store average transaction counts, and a 4.3% decline in average dollar sales. Average dollar sales decreased due to a 5.4% decline in our average unit retail prices, partially offset by a 2.6% increase in the number of units purchased per customer, compared to the prior year.

Cost of sales

13 Weeks Ended May 3, 2008	Change From Prior Fiscal Period	13 Weeks Ended May 5, 2007
($ in millions)
Cost of sales	$95.7	$5.9	6.6%	$89.8
Percentage of net sales	67.2%	2.2%	65.0%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, and rent, depreciation and amortization and other occupancy expenses associated with our stores and distribution center.

Cost of sales increased in dollars primarily as a result of increased merchandise costs, associated with the 3.2% increase in net sales, and an increase in occupancy costs due to our increase in store count. Cost of sales increased as a percentage of net sales primarily due to a decrease in merchandise margin as a percentage of sales. The merchandise margin decreased due to an increase in markdown rates, as a result of additional promotional activity and permanent markdowns in response to the competitive environment experienced during the quarter, and ongoing efforts to sell through old merchandise content in our Arden B division, partially offset by higher initial markup rates compared to the prior year. Cost of sales as a percentage of net sales was also negatively impacted by a deleveraging effect on store occupancy costs resulting from the decline in comparable store sales, partially offset by favorable impacts from a decrease in buying costs due to the realignment of the Arden B buying and design organization, a change in stock compensation forfeiture rate from 5% to 10% based on historical analysis, and a reduction in store pre-opening costs compared to the prior year.

Selling, general and administrative expenses (SG&A)

13 Weeks Ended May 3, 2008	Change From Prior Fiscal Period	13 Weeks Ended May 5, 2007
($ in millions)
Selling, general and administrative expenses	$38.0	$(3.6)	(8.6)%	$41.6
Percentage of net sales	26.7%	(3.4)%	30.1%

Our SG&A expenses are comprised of two components. Selling expenses include store and field support costs, including personnel, advertising, and merchandise delivery costs, as well as internet/catalog processing costs. General and administrative expenses include the cost of corporate functions such as executives, legal, finance and accounting, information systems, human resources, real estate and construction, loss prevention, and other centralized services.

Selling expenses decreased approximately $2.6 million from the prior year. As a percentage of net sales, selling expense was 21.1% of net sales, or 260 basis points lower as a percentage of net sales than a year ago.

The following contributed to the current year decrease in selling expenses:

•

A $1.3 million decrease in advertising and marketing expenditures due to elimination of print advertising programs in fiscal 2008 and the decision to defer certain advertising activities at our Arden B division until merchandise content improves;

•

A $0.5 million decrease in payroll and benefits costs as a result of improved alignment of store incentive programs with sales and labor productivity performance, reduced task driven store activities during the current quarter, a decrease in claim costs in our employee health care plan, primarily due to the prior year including an increase in claim costs as a result of one unusual case, and a reduction in store pre-opening costs;

•	A $0.4 million decrease in store supply costs;

•	A $0.2 million decrease in internet production order costs due to reduced shipping costs and improved efficiency in order fulfillment;

•	A $0.1 million decrease in travel costs; and

•	A $0.1 million decrease in other selling costs.

General and administrative expenses decreased approximately $1.0 million from the prior year to $8.0 million. As a percentage of net sales, general and administrative expenses were 5.6%, or 90 basis points lower than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•

A $0.5 million decrease in consultant fees as a result of a decrease in store lease review fees due to a decline in fiscal 2008 store openings and the prior year quarter including fees for a store efficiency project;

•	A $0.4 million decrease in corporate wages and payroll taxes due to reduced staffing levels from a January 2008 organizational restructuring;

•	A $0.4 million decrease in stock compensation primarily due to a change in the estimated forfeiture rate from 5% to 10% for executives; and

•	A $0.2 million net decrease in other general and administrative costs.

However, the decrease in general and administrative expenses was partially offset by the following increase:

•

A $0.5 million increase in legal fees as the prior year included a $0.3 million insurance reimbursement of previously incurred legal fees, and a general increase in the level of necessary legal services.

Asset impairment

13 Weeks Ended May 3, 2008	Change From Prior Fiscal Period	13 Weeks Ended May 5, 2007
($ in millions)
Asset impairment	$—	$(0.1)	(100)%	$0.1
Percentage of net sales	—%	(0.1)%	0.1%

Based on our quarterly assessment of the carrying value of long-lived assets, during the 13 weeks ended May 5, 2007, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, as well as wrote down the value of certain capital additions previously recorded to impaired stores, resulting in a non-cash charge of $0.1 million.

As a result of a similar analysis conducted as of May 3, 2008, we incurred no impairment losses in the 13 weeks ended May 3, 2008.

Interest income, net

13 Weeks Ended May 3, 2008	Change From Prior Fiscal Period	13 Weeks Ended May 5, 2007
($ in millions)
Interest income, net	$0.4	$(0.8)	(68.2)%	$1.2
Percentage of net sales	0.3%	(0.6)%	0.9%

We generated interest income, net, of $0.4 million in the 13 weeks ended May 3, 2008, comprised of:

•	Interest income of $0.7 million from investments in cash and cash equivalents, partially offset by;

•

Non-cash interest expense of $0.2 million with respect to our secured convertible notes comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; and

•	Interest expense of $0.1 million for the amortization of deferred financing costs and the payment of letter of credit fees.

In the 13 weeks ended May 5, 2007, we generated interest income, net, of $1.5 million, partially offset by $0.2 million of non-cash interest expense on our secured convertible notes and amortization of deferred financing costs of $0.1 million associated with our senior revolving credit facility and our secured convertible notes.

The decrease in current year interest income, net compared to the prior year was due primarily to lower interest rates earned on our interest bearing investments.

Provision for income taxes

	13 Weeks Ended May 3, 2008	Change From Prior Fiscal Period		13 Weeks Ended May 5, 2007
		($ in millions)
Provision for income taxes	$0.2	$—	N/A	$0.2

We have net operating loss carryforwards available, subject to certain limitations, to offset our regular taxable income in fiscal 2008. We currently recognize a provision for income taxes using estimated effective tax rates of 1.7% for federal income taxes and 0.2% for state income taxes. These effective rates are based on the portion of our estimated alternative minimum taxable income for fiscal 2008 that cannot be offset by net operating loss carryforwards.

Segment Information

The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. In the tables below, Wet Seal and Arden B reportable segments include data from their respective stores and internet operations. Operating segment results include net sales, cost of sales, asset impairment, and other direct store and field management expenses, with no allocation of corporate overhead, interest income or expense.

Wet Seal:

(In thousands, except sales per square foot and store count data)	13 Weeks Ended May 3, 2008	13 Weeks Ended May 5, 2007
Net sales	$116,191	$105,099
% of consolidated net sales	82%	76%
Comparable store sales % (decrease) increase compared to the prior fiscal year	(3.3)%	3.8%
Operating income	$17,061	$15,684
Sales per square foot	$70	$75
Number of stores as of quarter end	401	356
Square footage as of quarter end	1,578	1,387

Wet Seal comparable stores sales decreased 3.3% during the 13 weeks ended May 3, 2008, compared to a prior year quarter increase of 3.8%. The decrease during the 13 weeks ended May 3, 2008, was due primarily to a 3.8% decline in the average dollar sale and a 0.9% decrease in average transaction counts per store. The decrease in the average dollar sale resulted from a 1.2% decrease in our average unit retail prices, partially offset by a 2.6% increase in units purchased per customer. The net sales increase was attributable to the increase in number of stores open, from 356 stores as of May 5, 2007, to 401 stores as of May 3, 2008, a $0.8 million increase in net sales in our internet business, $0.4 million of proceeds from disposal of inventory marked out of stock and a $0.1 million benefit of recording breakage for unredeemed gift cards, gift certificates and store credits during the 13 weeks ended May 3, 2008, which are not factors in calculating our comparable store sales.

Wet Seal’s operating income decreased to 14.7% of net sales during the 13 weeks ended May 3, 2008, from 14.9% during the 13 weeks ended May 5, 2007. The decrease in operating income, as a percentage of sales, was due primarily to a decline in merchandise margin as a result of higher markdown rates due to the competitive retail environment compared to prior year, partially offset by an increase in initial markup rates, and an increase in occupancy costs resulting from the deleveraging effect of a decrease in comparable store sales.

Arden B:

(In thousands, except sales per square foot and store count data )	13 Weeks Ended May 3, 2008	13 Weeks Ended May 5, 2007
Net sales	$26,199	$32,921
% of consolidated net sales	18%	24%
Comparable store sales % decrease compared to the prior fiscal year	(21.6)%	(0.7)%
Operating loss	$(842)	$(654)
Sales per square foot	$83	$105
Number of stores as of quarter end	95	92
Square footage as of quarter end	293	291

Arden B comparable stores sales decreased 21.6% during the 13 weeks ended May 3, 2008, compared to a prior year quarter decrease of 0.7%. The decrease during the 13 weeks ended May 3, 2008 was due primarily to a 10.9% decrease in average transaction counts per store and an 11.9% decrease in the average dollar sale. The decrease in the average dollar sale resulted from a 14.6% decline in our average unit retail prices, partially offset by a 2.9% increase in units purchased per customer. In addition, Arden B’s net sales during the 13 weeks ended May 3, 2008, included a $0.6 million decrease in net sales in our internet business. This decrease was partially offset by a current year $0.1 million benefit of recording breakage of unredeemed gift cards, gift certificates and store credits during the 13 weeks ended May 3, 2008, which was not a factor in calculating our comparable store sales.

Arden B incurred an operating loss of 3.2% of net sales during the 13 weeks ended May 3, 2008, compared to an operating loss of 2.0% of net sales during the 13 weeks ended May 5, 2007. The decrease in operating results was due primarily to a decrease in merchandise margins resulting from a significant increase in markdown rates, and lower initial markup rates, compared to prior year, and the deleveraging effect on occupancy and other operating costs resulting from the decrease in comparable store sales. These increases were partially offset by a decrease in buying costs due to the restructuring of the Arden B buying and design group. Additionally, the prior year quarter included an asset impairment charge of $0.1 million to write down the carrying value of long-lived assets that were identified during our quarterly evaluations of the carrying value of long-lived assets in excess of forecasted undiscounted cash flows.

Liquidity and Capital Resources

Net cash provided by operating activities was $13.0 million for the 13 weeks ended May 3, 2008, compared to $12.6 million for the same period last year. For the 13 weeks ended May 3, 2008, operating cash flows were directly impacted by our net income of $8.9 million, net non-cash charges (primarily depreciation and amortization, and stock-based compensation) of $4.3 million, a decrease in other receivables relating to the collection of tenant improvement allowances of $3.1 million and a decrease in merchandise inventories, net of merchandise accounts payable, of $0.8 million, partially offset by changes in other operating assets and liabilities of $4.1 million, including gift card, gift certificate and store credit breakage of $0.2 million. For the 13 weeks ended May 3, 2008, net cash used in investing activities of $3.9 million was used entirely for capital expenditures. Capital expenditures for the period were primarily for new stores, store relocations and remodeling for our Wet Seal division, and for various information technology projects. Capital expenditures include a $1.1 million decrease since the end of fiscal 2007 in capital assets as a result of payments made during the 13 weeks ended May 3, 2008. We expect to pay nearly all of the total balance of such amounts payable, in the amount of $2.2 million, during the second quarter of fiscal 2008.

We estimate that, in fiscal 2008, capital expenditures will be between $22 million and $23 million, net of approximately $4.0 million in landlord tenant improvement allowances, primarily for the construction of approximately 20 planned Wet Seal stores offset by four closings at Wet Seal and nine closings at Arden B as leases expire. The number of net new store openings can fluctuate depending on the outcome of several store lease negotiations still in process. Net capital expenditures of approximately $15 million to $16 million is expected for the construction of new stores or the remodeling of existing stores upon lease renewals and/or store relocations.

For the 13 weeks ended May 3, 2008, net cash provided by financing activities was less than $0.1 million, comprised of proceeds from exercise of stock options.

Total cash and cash equivalents at May 3, 2008, was $109.7 million, compared to $100.6 million at February 2, 2008.

We maintain a $35.0 million senior revolving credit facility, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the agreement. Under our senior revolving credit facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on our line of credit under the senior revolving credit facility is the prime rate or, if we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under our senior revolving credit facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of May 3, 2008. We also incur fees on outstanding letters of credit under the senior revolving credit facility in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The senior revolving credit facility ranks senior in right of payment to our secured convertible notes. Borrowings under the senior revolving credit facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, LLC.

At May 3, 2008, the amount outstanding under the senior revolving credit facility consisted of $6.7 million in open documentary letters of credit related to merchandise purchases and $1.8 million in standby letters of credit. At May 3, 2008, we had $26.5 million available for cash advances and/or for the issuance of additional letters of credit. At February 2, 2008, we were in compliance with all covenant requirements in the senior revolving credit facility.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months. However, we may experience continued declines in consolidated comparable store sales or experience other events that negatively affect our operating results. If our consolidated comparable store sales drop significantly for an extended period, or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could impact our results of operations and operating cash flow. This could also cause a decrease in or elimination of excess availability under our senior revolving credit facility, which could force us to seek alternatives to address cash constraints, including seeking additional debt and/or equity financing.

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

To the extent that we borrow under our senior revolving credit facility, we are exposed to market risk related to changes in interest rates. At May 3, 2008, no borrowings were outstanding under the senior revolving credit facility. As of May 3, 2008, we are not a party to any derivative financial instruments, except as discussed in “Market Risk—Change in Value of Our Common Stock” immediately below.

Market Risk—Change in Value of Our Common Stock

Our secured convertible notes (see Note 3 of the Notes to Condensed Consolidated Financial Statements) contain an embedded derivative, which upon the occurrence of a change of control, as defined, grants each note holder the option to require us to redeem all or a portion of the notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of our Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. We account for this derivative at fair value on the consolidated balance sheets within other long-term liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determine the fair value of the derivative instrument each period using a combination of the Black-Scholes model and the Monte-Carlo simulation model. Such models are complex and require significant judgments in the estimation of fair values in the absence of quoted market prices. Changes in the fair market value of the derivative liability are recognized in earnings.

In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in our common stock price, and changes in risk-free interest rates, our expected dividend yield and expected returns on our common stock could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in our consolidated statements of operations. During the 13 weeks ended May 3, 2008, there was no change in the fair value of this derivative.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended May 3, 2008, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement. As of May 3, 2008, we had accrued an amount that approximates this settlement amount in accrued liabilities on our condensed consolidated balance sheet.

In January 2007, a class action complaint was filed against us in the Central District of the United States District Court of California, Southern Division alleging violations of The Fair Credit Reporting Act (the “FCRA”), and in February 2007, a class action complaint was filed against us alleging similar violations in United States District Court, Central District of California, Western Division. The plaintiffs in the February 2007 complaint dismissed the complaint with prejudice in August 2007. The FCRA provides in part that expiration dates may not be printed on credit or debit card receipts given to customers. The FCRA imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On December 11, 2007, we reached a tentative agreement to settle the January 2007 complaint for less than $0.1 million. However, prior to the receipt of the executed settlement agreement, on February 8, 2008, we were named in another action, alleging the same violation, in the U.S. District Court, Western District of Pennsylvania. As a result, we withdrew our offer to settle the January 2007 action noted above. On June 3, 2008, the Credit and Debit Card Receipt Clarification Act of 2007 was enacted. This measure amends the FCRA to declare that a company that printed an expiration date on any receipt provided to a consumer cardholder at the point of sale or transaction between December 4, 2004 and the enactment of this legislation, but otherwise complied with FCRA requirements for such receipt, shall not be in willful noncompliance by reason of printing such expiration date in it. Under this definition, we believe we have not committed any willful violation of the FCRA. As of May 3, 2008, we had accrued an amount that approximates the original anticipated settlement amount in accrued liabilities on our condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us during the four-year period from May 21, 2003 through May 21, 2007. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at May 3, 2008.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of our pending litigation, we are adequately covered by insurance; however, certain other matters may exist or arise for which we do not have insurance coverage. As of May 3, 2008, we were not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factor represents an addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Because our business is highly dependent on key executives and employees, our inability to recruit and retain these people could hinder our operations.

We are highly dependent on our executive officers and certain key employees. We have experienced higher than normal employee turnover in the past, including turnover of individuals at the most senior management levels, in part because of our restructuring and turnaround efforts. Most recently, Ms. Dyan M. Jozwick announced her resignation as the Chief Merchandise Officer of the Wet Seal division. We have started a search to find a replacement for Ms. Jozwick. The loss of service of any other executive officers or certain key employees could impact our operations or delay or curtail our development objectives. Competition for qualified employees is intense. We may have difficulty attracting and retaining key personnel in future periods, particularly if we were to experience poor operating or financial performance. Searching for key personnel replacements could divert the attention of other senior management and increase our operating expense. The loss of key individuals in the future may have a material adverse impact on our ability to effectively manage and operate our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our most recent Annual Meeting on May 28, 2008. Following is a brief description of the proposals voted upon at the meeting and the tabulation of the voting therefore:

Proposal – Election of Directors.

Directors	For	Withheld	Broker Non- Votes
Jonathan Duskin	68,317,708	851,184	—
Sidney M. Horn	66,066,148	3,102,744	—
Harold D. Kahn	68,224,388	944,504	—
Kenneth M. Reiss	68,318,040	850,852	—
Alan Siegel	64,282,753	4,886,139	—
Edmond S. Thomas	67,984,821	1,184,071	—
Henry D. Winterstern	68,317,717	851,175	—
Michael Zimmerman	68,222,419	946,473	—
	For	Withheld	Broker Non- Votes

Proposal—To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for fiscal 2008.	67,219,542	1,949,348	—

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (REGISTRANT)

Date:	June 10, 2008	By:	/s/ Edmond S. Thomas
Edmond S. Thomas
President and Chief Executive Officer

Date:	June 10, 2008	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer