Form 10-Q
period 2008-08-02
WET SEAL INC
filed 2008-09-04
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

The number of shares outstanding of the Registrant’s Class A common stock, par value $0.10 per share, at September 1, 2008, was 95,822,555. There were no shares outstanding of the Registrant’s Class B common stock, par value $0.10 per share, at September 1, 2008.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 2, 2008	February 2, 2008	August 4, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,570	$100,618	$43,049
Marketable securities	—	—	50,350
Income taxes receivable	167	167	48
Other receivables	1,833	5,715	3,878
Merchandise inventories	44,551	31,590	46,736
Prepaid expenses and other current assets	11,033	10,991	9,908

Total current assets	181,154	149,081	153,969

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	104,483	100,018	94,627
Furniture, fixtures and equipment	66,202	65,393	61,170

	170,685	165,411	155,797
Less accumulated depreciation and amortization	(96,621)	(92,530)	(90,963)

Net equipment and leasehold improvements	74,064	72,881	64,834

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $5,537, $5,302 and $5,230 at August 2, 2008, February 2, 2008, and August 4, 2007, respectively	223	412	484
Other assets	1,628	1,702	1,665
Goodwill	—	—	3,496

Total other assets	1,851	2,114	5,645

TOTAL ASSETS	$257,069	$224,076	$224,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$16,915	$9,474	$17,892
Accounts payable – other	12,165	10,197	15,730
Income taxes payable	125	—	261
Accrued liabilities	30,119	34,445	37,513
Current portion of deferred rent	4,056	4,729	4,053

Total current liabilities	63,380	58,845	75,449

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $653, $962 and $797 at August 2, 2008, February 2, 2008, and August 4, 2007, respectively, and net of unamortized discount of $2,954, $5,458 and $5,744 at August 2, 2008, February 2, 2008, and August 4, 2007, respectively	2,366	3,583	3,132
Deferred rent	29,938	29,686	25,600
Other long-term liabilities	1,826	1,956	1,927

Total long-term liabilities	34,130	35,225	30,659

Total liabilities	97,510	94,070	106,108

COMMITMENTS AND CONTINGENCIES (Note 5)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 2,167 shares issued and outstanding	2,167	2,167	2,167

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	August 2, 2008	February 2, 2008	August 4, 2007
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 102,463,275 shares issued and 95,822,555 outstanding at August 2, 2008; 98,377,559 shares issued and 92,006,359 shares outstanding at February 2, 2008; and 97,454,226 shares issued and 93,460,526 shares outstanding at August 4, 2007	10,246	9,838	9,745
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	297,915	287,848	285,147
Accumulated deficit	(128,906)	(147,982)	(156,871)
Treasury stock, 6,640,720 shares; 6,371,200 shares; and 3,993,700 shares at cost, at August 2, 2008, February 2, 2008, and August 4, 2007, respectively	(22,461)	(22,461)	(22,461)
Accumulated other comprehensive income	598	596	613

Total stockholders’ equity	157,392	127,839	116,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$257,069	$224,076	$224,448

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$149,060	$143,314	$291,450	$281,334
Cost of sales	97,034	93,532	192,724	183,292

Gross margin	52,026	49,782	98,726	98,042
Selling, general and administrative expenses	39,911	43,843	77,902	85,420
Asset impairment	303	144	303	246

Operating income	11,812	5,795	20,521	12,376

Interest income	599	1,438	1,297	2,915
Interest expense	(2,086)	(259)	(2,392)	(504)

Interest (expense) income, net	(1,487)	1,179	(1,095)	2,411

Income before provision for income taxes	10,325	6,974	19,426	14,787
Provision for income taxes	177	210	350	444

Net income	$10,148	$6,764	$19,076	$14,343

Net income per share, basic	$0.10	$0.07	$0.20	$0.15

Net income per share, diluted	$0.10	$0.07	$0.19	$0.14

Weighted-average shares outstanding, basic	92,339,436	91,919,740	91,506,480	92,268,700

Weighted-average shares outstanding, diluted	100,586,902	103,499,780	98,775,506	104,397,325

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 2, 2008	98,377,559	$9,838	—	$—	$287,848	$(147,982)	$(22,461)		$596	$127,839
Net income	—	—	—	—	—	19,076	—	$19,076	—	19,076
Stock issued pursuant to long-term incentive plans	259,192	26	—	—	(26)	—	—	—	—	—
Stock-based compensation - directors and employees	—	—	—	—	1,402	—	—	—	—	1,402
Amortization of stock payment in lieu of rent	—	—	—	—	90	—	—	—	—	90
Exercise of stock options	6,000	1	—	—	9	—	—	—	—	10
Exercise of common stock warrants	1,545,720	154	—	—	5,407	—	—	—	—	5,561
Conversions of secured convertible notes into common stock	2,274,804	227	—	—	3,185	—	—	—	—	3,412
Amortization of actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	2	2	2

Comprehensive income								$19,078

Balance at August 2, 2008	102,463,275	$10,246	—	$—	$297,915	$(128,906)	$(22,461)		$598	$157,392

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

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	26 Weeks Ended
	August 2, 2008	August 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,076	$14,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,191	6,510
Amortization of discount on secured convertible notes	2,503	230
Amortization of deferred financing costs	235	71
Adjustment of derivative to fair value	(80)	—
Amortization of stock payment in lieu of rent	90	108
Interest (extinguished from) added to principal of secured convertible notes	(309)	163
Loss on disposal of equipment and leasehold improvements	283	80
Asset impairment	303	246
Stock-based compensation	1,402	2,521
Changes in operating assets and liabilities:
Income taxes receivable	—	8
Other receivables	3,882	(274)
Merchandise inventories	(12,961)	(12,505)
Prepaid expenses and other current assets	(88)	(1,113)
Other non-current assets	74	(14)
Accounts payable and accrued liabilities	4,809	7,753
Income taxes payable	125	133
Deferred rent	(421)	3,771
Other long-term liabilities	(50)	(63)

Net cash provided by operating activities	26,064	21,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(8,683)	(19,103)
Investment in marketable securities	—	(71,981)
Proceeds from sale of marketable securities	—	21,631

Net cash used in investing activities	(8,683)	(69,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10	177
Repurchase of common stock	—	(17,198)
Proceeds from exercise of common stock warrants	5,561	2,301

Net cash provided by (used in) financing activities	5,571	(14,720)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,952	(62,205)
CASH AND CASH EQUIVALENTS, beginning of period	100,618	105,254

CASH AND CASH EQUIVALENTS, end of period	$123,570	$43,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$37	$34
Income taxes	$225	$310
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of secured convertible notes into 2,274,804 shares of Class A common stock	$3,412	$—
Repurchase of common stock unpaid at end of period	$—	$2,863
Purchase of equipment and leasehold improvements unpaid at end of period	$3,562	$5,210
Amortization of actuarial net loss (gain) under Supplemental Employee Retirement Plan	$2	$(13)

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 2, 2008 and August 4, 2007

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 26 weeks ended August 2, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”), and amendments thereto, for the fiscal year ended February 2, 2008.

Significant Accounting Policies

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. Taxes collected from the Company’s customers are recorded on a net basis. For online sales, revenue is recognized at the estimated time goods are received by customers. Customers typically receive goods within four days of being shipped. Shipping and handling fees billed to customers for online sales are included in net sales. The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. Historically, a customer generally was able to return merchandise within 30 days of the original purchase date. Beginning in the third quarter of fiscal 2008, the Company modified its sales return policy that only allows customers to return merchandise within 21 days of original purchase. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the condensed consolidated balance sheets and was $0.8 million, $0.7 million and $0.9 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively. For the 13 and 26 weeks ended August 2, 2008, and the 13 and 26 weeks ended August 4, 2007, shipping and handling fee revenues were $0.6 million, $1.3 million $0.5 million and $1.0 million, respectively.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability, which includes consideration of potential obligations arising from state escheatment laws. The Company’s gift cards, gift certificates and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates and store credits are not redeemed or recovered (“breakage”). Beginning in the fourth quarter of fiscal 2007, the Company adjusted its unearned revenue liability to recognize estimated unredeemed amounts and recorded breakage as additional sales for gift cards, gift certificates and store credits that remained unredeemed three years after their issuance. The Company’s net sales for the 13 and 26 weeks ended August 2, 2008, included a benefit of $0.3 million and $0.4 million, respectively, to reduce its unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the condensed consolidated balance sheets and was $4.8 million, $6.3 million and $8.2 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively. If actual redemptions ultimately differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates the likelihood of redemption of gift cards, gift certificates and store credits becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such unearned revenue, which could have an effect on the Company’s net sales and results of operations.

The Company maintains a frequent buyer program through its Wet Seal division. Under the program, customers receive a 10% to 20% discount on all purchases made during a twelve-month period and are provided $5-off coupons that may be used on purchases during such period. The annual membership fee of $20 is non-refundable.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

The Company recognizes membership fee revenue under the frequent buyer program on a straight-line basis over the twelve-month membership period due to a lack of sufficient program history to determine customer usage patterns. During November 2007, the Company changed from in-store delivery to e-mail delivery of the program’s $5-off coupons, which eliminated the customer’s ability to use such coupons at the time of initial purchases. The Company believes this change effects customer usage patterns. The Company also continues to test alternative program structures and may decide to further modify the program in ways that could also affect customer usage patterns. As a result of the recent program change and potential further modifications, the Company believes it is appropriate to maintain straight-line recognition of membership fee revenue. The Company may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales.

Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $6.8 million, $9.6 million and $10.4 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively.

The Company maintains a customer loyalty program through its Arden B division. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of net sales as points are accumulated by the member. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $1.8 million, $2.0 million and $2.0 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record adjustments to the unearned revenue accrual, which would affect net sales.

Marketable Securities

As of August 4, 2007, the Company’s marketable securities consisted of auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. The auction rate securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in interest income in the condensed consolidated statements of operations. As of August 2, 2008, and February 2, 2008, the Company had no investments in marketable securities.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates the Company’s weighted-average cost of capital. No less frequently than quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 and 26 weeks ended August 2, 2008, and the 13 and 26 weeks ended August 4, 2007, indicated that

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

operating losses or insufficient operating income existed at certain retail stores with a projection that the operating losses or insufficient operating income for these locations would continue. As such, the Company recorded non-cash charges of $0.3 million, $0.3 million, $0.1 million and $0.2 million during the 13 and 26 weeks ended August 2, 2008, and the 13 and 26 weeks ended August 4, 2007, respectively, within asset impairment in the condensed consolidated statements of operations to write down the carrying value of these stores’ long-lived assets to their estimated fair values.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and its historical operating losses, the Company concluded during fiscal 2004 that it was more likely than not that it would not realize its net deferred tax assets. As a result of this conclusion, the Company reduced to zero its net deferred tax assets by establishing a tax valuation allowance in fiscal 2004. In addition, the Company has discontinued recognizing income tax benefits in the consolidated statements of operations until it is determined that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets.

The Company began fiscal 2008 with approximately $138 million of federal net operating loss carry forwards available to offset taxable income in fiscal 2008 and thereafter, subject to certain annual limitations. The Company believes net operating loss carry forwards available will be sufficient to offset all federal regular taxable income in fiscal 2008. Accordingly, the Company forecasts an effective income tax rate of 1.8% in fiscal 2008 related to a limited portion of federal alternative minimum taxes that cannot be offset by net operating loss carry forwards, as well as certain state income taxes.

As noted above, the Company maintains a 100% valuation allowance against its net deferred income tax assets, which are comprised primarily of net operating loss carryforwards. As of August 2, 2008, evidence does not support realization of these net deferred income tax assets. However, going forward, as the Company will continue to evaluate available evidence, it is possible that some or all of its deferred income tax assets may be deemed realizable and, accordingly, the valuation allowance recorded against those deferred income tax assets, which the Company currently estimates will be in excess of $70 million by the end of the current fiscal year, may be reversed at the end of the current fiscal year. If such valuation allowance is reversed, the Company would re-establish its deferred income tax assets on its condensed consolidated balance sheet and record an immediate benefit to income taxes in the amount of the reversal and, prospectively, would report an effective income tax rate much closer to statutory rates, which the Company estimates to be in the range of 38% to 40%. However, this would not change the Company’s expectations that it will not incur significant cash income tax payments in fiscal 2008 or fiscal 2009 as it continues to utilize available net operating loss carryforwards.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 was required for companies with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) Nos. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS No. 157 effective February 3, 2008, for all financial assets and financial liabilities as required; however, the adoption of SFAS No. 157 did not affect the Company’s condensed consolidated financial statements. The Company does not expect SFAS No. 157 to have a material impact on its consolidated financial statements when fully adopted in fiscal 2009.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157. As required, the Company adopted SFAS No. 159 effective February 3, 2008; however, the Company elected not to apply the fair value option to any of its assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not affect the Company’s condensed consolidated financial statements.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with non-forfeitable dividend rights, irrespective of whether the entity declares and/or pays a dividend. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. As of August 2, 2008, the Company has outstanding approximately 1.4 million shares of restricted common stock and performance shares that meet the criteria for participating securities under FSP EITF 03-6-1. However, the Company has not yet determined the impact that the adoption of FSP EITF 03-6-1 will have on its condensed consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company had the following two stock incentive plans under which shares were available for grant at August 2, 2008: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1994 Long-Term Incentive Plan (the “1994 Plan”) and its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of August 2, 2008; however, the 1994 Plan and the 1996 Plan both expired prior to 2008, and no further share awards may be granted under either plan. The 2005 Plan, the 2000 Plan, the 1996 Plan, and the 1994 Plan are collectively referred to as the “Plans.”

The 2005 Plan and 2000 Plan permit the granting of options, restricted common stock, performance shares or other equity-based awards to the Company’s employees, officers, directors and consultants. The Company believes the granting of equity-based awards helps align the interests of its employees, officers, directors and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. An aggregate of 20,055,387 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of August 2, 2008, 2,647,512 shares were available for future grants.

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

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4 2007
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	53.00%	59.00%	53.00%	59.00%
Risk-Free Interest Rate	3.43%	4.79%	2.10%	4.53%
Expected Life of Options (in Years)	3.3	3.3	3.3	3.4

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The Company recorded compensation expense of $0.2 million, a compensation benefit of less than $0.1 million, and compensation expense of $0.5 million and $1.0 million, or less than $0.01, less than $0.01, $0.01 and $0.01 per basic and diluted share, related to stock options outstanding during the 13 and 26 weeks ended August 2, 2008, and the 13 and 26 weeks August 4, 2007, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

At August 2, 2008, there was $1.4 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over the course of the remaining vesting periods of such options through fiscal 2011.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 26 weeks ended August 2, 2008, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 2, 2008	2,926,553	$7.46
Granted	167,500	$2.88
Exercised	(6,000)	$1.77
Canceled	(715,359)	$6.59

Outstanding at August 2, 2008	2,372,694	$7.42	3.29	$1,226
Vested and expected to vest in the future at August 2, 2008	2,259,702	$7.55	3.24	$1,065
Exercisable at August 2, 2008	1,847,590	$8.23	2.93	$401

Options vested and expected to vest in the future is comprised of all options outstanding at August 2, 2008, net of estimated forfeitures. Additional information regarding stock options outstanding as of August 2, 2008, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of August 2, 2008	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of August 2, 2008	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 5.51	585,146	4.56	$4.02	238,619	$4.61
5.70 - 5.93	533,934	2.28	5.84	518,935	5.84
5.96 - 6.72	500,114	2.31	6.54	341,736	6.61
6.81 - 11.76	590,750	3.75	9.74	586,150	9.76
11.79 - 23.02	162,750	3.40	19.10	162,150	19.13

$ 1.81 - $ 23.02	2,372,694	3.29	$7.42	1,847,590	$8.23

The weighted-average grant-date fair value of options granted during the 13 and 26 weeks ended August 2, 2008, and the 13 and 26 weeks ended August 4, 2007, was $1.99, $1.13, $2.58 and $2.92, respectively. The total intrinsic value for options exercised during the 26 weeks ended August 2, 2008, and the 13 and 26 weeks ended August 4, 2007 was less than $0.1 million, less than $0.1 million and $0.1 million, respectively.

Cash received from option exercises under all Plans for the 26 weeks ended August 2, 2008, and August 4, 2007, was less than $0.1 million and $0.2 million, respectively. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize its deferred income tax assets.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

Restricted Common Stock and Performance Shares

Under the 2005 Plan and 2000 Plan, the Company grants directors, certain executives and other key employees restricted common stock with vesting generally contingent upon completion of specified service periods. The Company also grants certain executives and other key employees performance share awards with vesting generally contingent upon a combination of specified service periods and the Company’s achievement of specified common stock price levels.

During the 26 weeks ended August 2, 2008, the Company granted 249,025 shares of restricted common stock to certain employees and directors under the Plans. During the 26 weeks ended August 4, 2007, the Company made no grants of restricted common stock. Restricted common stock awards generally vest over periods ranging from one to three years. The weighted-average grant-date fair value of the restricted common stock granted during the 26 weeks ended August 2, 2008, was $3.10 per share. The Company recorded approximately $0.5 million, $0.7 million, $0.6 million and $1.2 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 and 26 weeks ended August 2, 2008, and the 13 and 26 weeks ended August 4, 2007, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

During the 26 weeks ended August 2, 2008, the Company made no grants of performance shares. During the 26 weeks ended August 4, 2007, the Company granted 267,960 performance shares to certain officers under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during the 26 weeks ended August 4, 2007, which included consideration of the probability of such shares vesting, was $5.86 per share. The Company recorded $0.4 million, $0.7 million, $0.2 million and $0.3 million of compensation expense during the 13 and 26 weeks ended August 2, 2008, and the 13 and 26 weeks ended August 4, 2007, respectively, related to performance shares granted to officers. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 26 weeks ended August 2, 2008:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 2, 2008	2,082,793	$3.08
Granted	249,025	$3.10
Vested	(20,167)	$5.98
Forfeited	(284,520)	$5.58

Nonvested at August 2, 2008	2,027,131	$2.71

In the table above, the number of nonvested restricted common stock and performance shares at February 2, 2008 has been reduced by 650,000 shares for restricted common stock that vested on January 27, 2008 that was inadvertently not reflected as vested in Note 2 of the Company’s consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The fair value of restricted common stock and performance shares that vested during the 26 weeks ended August 2, 2008, was less than $0.1 million.

At August 2, 2008, there was $3.2 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $2.0 million relates to restricted common stock and $1.2 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.4 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Cost of sales	$217	$216	$87	$449
Selling, general and administrative expenses	916	1,065	1,315	2,072

Stock-based compensation	$1,133	$1,281	$1,402	$2,521

Change in Estimated Forfeiture Rate

In the first quarter of fiscal 2008, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense for its executives, which in fiscal 2007 had been grouped separately from non-executives based on dissimilar historical forfeiture experience, from a 5% forfeiture rate to a 10% forfeiture rate. During the same period, the Company also realized a benefit from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive departures from the Company. The impact of these events was a benefit of approximately $0.9 million, of which $0.3 million was included in cost of sales and $0.6 million was included in selling, general and administrative expenses in the condensed consolidated statement of operations for the 26 weeks ended August 2, 2008.

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of August 2, 2008. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

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

At August 2, 2008, the amount outstanding under the Facility consisted of $7.4 million in open commercial letters of credit related to merchandise purchases and $1.8 million in outstanding standby letters of credit, and the Company had $25.8 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

During the 26 weeks ended August 2, 2008, investors in the Company’s Notes converted $3.4 million of the Notes into 2,274,804 shares of Class A common stock. As a result of these conversions, the Company recorded net non-cash interest charges of $1.9 million during the 26 weeks ended August 2, 2008, to write-off a ratable portion of unamortized debt discount, deferred financing costs and accrued interest associated with the Notes.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Unaudited)

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants (Continued)

During the 26 weeks ended August 2, 2008, and the 26 weeks ended August 4, 2007, investors also exercised portions of outstanding common stock warrants, resulting in the issuance of 1,545,720 shares and 909,752 shares, respectively, of Class A common stock in exchange for $5.6 million and $2.3 million, respectively, of proceeds to the Company.

At August 2, 2008, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

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

The dilutive effect of stock warrants is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect of stock options is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, unamortized compensation on share-based awards, and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the common stock at the average market price during the period. The dilutive effect of unvested restricted stock awards is determined using the “treasury stock” method, whereby vesting is assumed at the beginning of the reporting period, and unamortized compensation on share-based awards and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect of unvested performance shares is determined using the “treasury stock” method in a manner similar to that applied to unvested restricted stock; however, unvested performance share awards are not included in the computations of diluted earnings per share during the 13 and 26 weeks ended August 2, 2008, and the 13 and 26 weeks ended August 4, 2007, because their effect would have been anti-dilutive and/or they did not meet the criteria in SFAS No. 128 for inclusion of contingently issuable shares in diluted earnings per share.

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

Diluted earnings per share for the 13 and 26 weeks ended August 2, 2008, and the 13 and 26 weeks ended August 4, 2007, have been computed assuming the conversion of the Notes and Preferred Stock and through application of the “treasury stock” method with respect to other dilutive securities. In accordance with EITF Issue No. 03-6, however, the “if-converted” method, whereby interest costs associated with the Notes and Preferred Stock, net of income tax effects, would be added back to the numerator in the calculation, has not been applied to these securities to calculate diluted earnings per share since the effect would be anti-dilutive. For the 13 and 26 weeks ended August 2, 2008, and the 13 and 26 weeks ended August 4, 2007, such interest costs not added back to the numerator in the diluted earnings per share calculation were $2.1 million, $2.4 million, $0.2 million and $0.4 million, respectively.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Unaudited)

NOTE 4 – Net Income Per Share (Continued)

The effect of the two-class method with respect to the Notes and Preferred Stock is dilutive for the 13 and 26 weeks ended August 2, 2008, and the 13 and 26 weeks ended August 4, 2007. The following table summarizes the allocation of undistributed earnings among Class A common stock, the Notes and the Preferred Stock, using the two-class method and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Numerator:
Net income	$10,148	$6,764	$19,076	$14,343
Less: Undistributed earnings allocable to -
Notes	(436)	(371)	(940)	(785)
Preferred Stock	(75)	(50)	(141)	(105)

Net income allocable to Class A common stock	$9,637	$6,343	$17,995	$13,453

Denominator:
Denominator for basic earnings per share – weighted-average Class A common stock outstanding	92,339,436	91,919,740	91,506,480	92,268,700
Notes weighted-average shares outstanding	4,186,021	5,385,918	4,785,969	5,385,918
Preferred Stock weighted-average shares outstanding	722,333	722,333	722,333	722,333
Other dilutive securities:
Stock options	68,278	221,132	24,121	238,781
Stock warrants	2,837,334	4,617,584	1,441,914	5,054,266
Restricted stock	433,500	633,073	294,689	727,327

Denominator for diluted earnings per share	100,586,902	103,499,780	98,775,506	104,397,325

Basic earnings per share – Class A common stock	$0.10	$0.07	$0.20	$0.15

Diluted earnings per share	$0.10	$0.07	$0.19	$0.14

The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been anti-dilutive or, in the case of performance shares because they did not meet the criteria in SFAS No. 128 for inclusion of contingently issuable shares in diluted earnings per share.

	13-Week Period Ended		26-Week Period Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Stock options outstanding	2,090,167	3,097,171	2,143,897	2,909,093
Performance shares	1,095,940	2,527,960	1,095,940	2,527,960
Stock issuable upon exercise of warrants - June 2004 warrants	2,071,142	—	2,090,208	—

Total	5,257,249	5,625,131	5,330,045	5,437,053

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of August 2, 2008, and August 4, 2007, would have resulted in proceeds to the Company of $40.3 million and $45.9 million, respectively. However, in limited circumstances, the warrant holders may choose “cashless exercise,” as defined in the associated warrant agreements, in which case the Company would receive no cash proceeds upon exercise in exchange for the issuance by the Company of fewer shares of Class A common stock.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Unaudited)

NOTE 5 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. The court has extended the period of time in which an appeal may be filed to September 5, 2008. As of August 2, 2008, the Company had accrued in accrued liabilities on its condensed consolidated balance sheet an amount that approximates the settlement amount.

In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California, Southern Division alleging violations of The Fair Credit Reporting Act (the “FCRA”), and in February 2007 a class action complaint was filed against the Company alleging similar violations in United States District Court, Central District of California, Western Division. The plaintiffs in the February 2007 complaint dismissed the complaint with prejudice in August 2007. The FCRA provides in part that portions of the credit card number may not be printed together with expiration dates on credit or debit card receipts given to customers. The FCRA imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise, damages are limited to actual losses incurred by the card holder. On December 11, 2007, the Company reached a tentative agreement to settle the January 2007 complaint for less than $0.1 million. However, prior to the receipt of the executed settlement agreement, on February 8, 2008, the Company was named in another action, alleging the same violation, in the U.S. District Court, Western District of Pennsylvania. As a result, the Company withdrew its offer to settle the January 2007 action noted above. On June 3, 2008, the Credit and Debit Card Receipt Clarification Act of 2007 was enacted. This measure amended the FCRA to declare that a company that printed an expiration date on any receipt provided to a consumer cardholder at the point of sale or transaction between December 4, 2004 and the enactment of this legislation, but otherwise complied with FCRA requirements for such receipt, shall not be in willful noncompliance by reason of printing such expiration date in it. On July 1, 2008 and July 14, 2008, dismissals were filed by the plaintiffs in the United States District Court Central District of California and the United States District Court for the Western District of Pennsylvania, respectively. The Company made nominal settlement payments for both claims and all parties agreed that the actions were dismissed with prejudice and that each party was to bear all of its own costs and attorneys fees.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from May 21, 2003 through May 21, 2007. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at August 2, 2008.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of August 2, 2008, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Unaudited)

NOTE 6 – Segment Reporting

The Company operates exclusively in the retail apparel industry in which it sells fashionable and contemporary apparel and accessory items, primarily through mall-based chains of retail stores, to female consumers with a young, active lifestyle. The Company has identified two operating segments (“Wet Seal” and “Arden B”) as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Internet operations for Wet Seal and Arden B are included in their respective operating segments. Prior to fiscal 2007, the Company had aggregated these segments into one reportable segment due to the similarities of the economic and operating characteristics of the operations represented by the Company’s two divisions.

In fiscal 2007, due to the poor profit performance of the Arden B division and the disparity in financial performance between the two divisions, the Company concluded that it no longer considers its operating segments economically similar under the aggregation criteria of SFAS No. 131. Information for the 13 and 26 weeks ended August 2, 2008, and the 13 and 26 weeks ended August 4, 2007 for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended August 2, 2008	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$121,686	$27,374	$—	$149,060
% of consolidated net sales	82%	18%	—	100%
Operating income (loss)	$18,114	$986	$(7,288)	$11,812
Depreciation and amortization expense	$2,579	$798	$247	$3,624
Interest income	$—	$—	$599	$599
Interest expense	$—	$—	$2,086	$2,086
Income (loss) before provision for income taxes	$18,114	$986	$(8,775)	$10,325

13 Weeks Ended August 4, 2007	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$112,404	$30,910	$—	$143,314
% of consolidated net sales	78%	22%	—	100%
Operating income (loss)	$15,320	$(1,217)	$(8,308)	$5,795
Depreciation and amortization expense	$2,042	$855	$485	$3,382
Interest income	$—	$—	$1,438	$1,438
Interest expense	$—	$—	$259	$259
Income (loss) before provision for income taxes	$15,320	$(1,217)	$(7,129)	$6,974

26 Weeks Ended August 2, 2008	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$237,877	$53,573	$—	$291,450
% of consolidated net sales	82%	18%	—	100%
Operating income (loss)	$35,173	$145	$(14,797)	$20,521
Depreciation and amortization expense	$5,073	$1,580	$538	$7,191
Interest income	$—	$—	$1,297	$1,297
Interest expense	$—	$—	$2,392	$2,392
Income (loss) before provision for income taxes	$35,173	$145	$(15,892)	$19,426

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 2, 2008 and August 4, 2007

(Unaudited)

NOTE 6 – Segment Reporting (Continued)

26 Weeks Ended August 4, 2007	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$217,503	$63,831	$—	$281,334
% of consolidated net sales	77%	23%	—	100%
Operating income (loss)	$31,004	$(1,872)	$(16,756)	$12,376
Depreciation and amortization expense	$3,857	$1,702	$951	$6,510
Interest income	$—	$—	$2,915	$2,915
Interest expense	$—	$—	$504	$504
Income (loss) before provision for income taxes	$31,004	$(1,872)	$(14,345)	$14,787

In the tables above, Wet Seal and Arden B reportable segments include net sales generated from their respective stores and internet operations. The “Corporate and Unallocated” column is presented solely to allow for reconciliation of segment contribution amounts to consolidated operating income, interest income, interest expense, and income before provision for income taxes. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment, and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense.

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

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. As of August 2, 2008, we operated 497 retail stores in 47 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

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

Wet Seal. Wet Seal is a junior apparel brand for teenage girls that seek trend-focused and value competitive clothing with a target customer age of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced fashionable apparel and accessories. Wet Seal stores average approximately 3,900 square feet in size. As of August 2, 2008, we operated 404 Wet Seal stores.

Arden B. Arden B is a fashion brand for the feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 35 years old and seeks to deliver contemporary collections of fashion separates and accessories for various aspects of the customers’ lifestyles. Arden B stores average approximately 3,100 square feet in size. As of August 2, 2008, we operated 93 Arden B stores.

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

See Note 6 of the Notes to Condensed Consolidated Financial Statements and Segment Information elsewhere within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for financial information regarding segment reporting.

Current Trends and Outlook

We currently operate in a challenging retail environment driven by several factors, including recent increases in food and energy prices and disruptions in the United States housing and financial markets. Our comparable store sales decreased 4.4% for the 13 weeks ended August 2, 2008, driven by a 13.8% comparable store sales decline in our Arden B division as we continued our efforts to sell through old merchandise content and to position the division with new merchandise that we believe will appeal more to our customer’s wants, and a 1.8% comparable store sales decline in our Wet Seal division. We have made progress on several key initiatives at both divisions during the first half of fiscal 2008, including organizational changes at Arden B, improved inventory management, better aligned management incentive goals and increased operating efficiencies. While we have made this progress, we will continue to focus on increasing store level efficiencies and lowering operating costs. We will continue to take aggressive steps to revitalize Arden B, including advancing on our goal of continuing to phase in a better merchandise assortment. At the same time, we will remain focused on continuing productivity and cost savings initiatives, as well as on several initiatives to improve sales productivity, at both divisions. During the four weeks ended August 30, 2008, we experienced the continuing effects of this difficult retail environment, with a comparable store sales decline of 8.7%.

Our long term strategy is to return to positive comparable store sales growth, revive the Arden B business, expand our existing retail store base, and expand our online business. We are also taking several steps to drive higher sales productivity in our retail stores, including improved store layout and visual displays, and have embarked on several initiatives to improve gross margins, including efforts to optimize sourcing of merchandise, enhance our inventory planning and allocation functions, better align merchandise mix with target customer wants, and improve supply chain efficiency through better coordination among and within our vendor, internal distribution and store operations organizations.

Store Openings and Closures

During the 26 weeks ended August 2, 2008, we opened five Wet Seal stores and closed two Arden B stores. We believe future store closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease. Including net store openings already completed through August 2, 2008, we expect a nominal increase in net new stores during fiscal 2008. This number could vary based upon the outcome of several store lease negotiations currently in process.

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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-based compensation, income taxes, insurance reserves and derivative financial instruments. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. However, we have made a change in forfeiture rate estimates for executives affecting stock based compensation, and we continue to evaluate available evidence supporting our 100% valuation allowance against our net deferred income tax assets. The following updates the Form 10-K discussions of our critical accounting policies for stock-based compensation and income taxes.

Stock-Based Compensation

We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Shared-Based Payment,” (“SFAS No. 123(R)”) in the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We currently use the Black-Scholes option-pricing model to value stock options granted to employees. We use these values to recognize stock compensation expense for stock options in accordance with SFAS No. 123(R). The Black-Scholes model is complex and requires significant exercise of judgment to estimate future common stock dividend yield, common stock expected volatility, and the expected life of the stock options. These assumptions significantly affect our stock option valuations, and future changes in these assumptions could significantly change valuations of future stock option grants and, thus, affect future stock compensation expense. In addition, if circumstances were to change such that we determined stock option values were better represented by an alternative valuation method, such change could also significantly affect future stock compensation expense.

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

In the first quarter of fiscal 2008, based on historical analysis, we modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense for our executives, which in fiscal 2007 had been grouped separately from non-executives based on dissimilar historical forfeiture experience, from a 5% forfeiture rate to a 10% forfeiture rate. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and our historical operating losses, management concluded during fiscal 2004 that it was more likely than not that we would not realize our net deferred tax assets. As a result of this conclusion, we reduced to zero our net deferred tax assets by establishing a tax valuation allowance in fiscal 2004. In addition, we have discontinued recognizing income tax benefits in the consolidated statements of operations until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets.

We began fiscal 2008 with approximately $138 million of federal net operating loss carry forwards available to offset taxable income in fiscal 2008 and thereafter, subject to certain annual limitations. We believe net operating loss carry forwards available will be sufficient to offset all federal regular taxable income in fiscal 2008. Accordingly, we forecast an effective income tax rate of 1.8% in fiscal 2008 related to a limited portion of federal alternative minimum taxes that cannot be offset by net operating loss carry forwards, as well as certain state income taxes.

As noted above, we maintain a 100% valuation allowance against our net deferred income tax assets, which are comprised primarily of net operating loss carryforwards. As of August 2, 2008, evidence does not support realization of these net deferred income tax assets. However, going forward, as we continue to evaluate available evidence, it is possible that some or all of our deferred income tax assets may be deemed realizable and, accordingly, the valuation allowance recorded against those deferred income tax assets, which we currently estimate will be in excess of $70 million by the end of the current fiscal year, may be reversed at the end of the current fiscal year. If such valuation allowance is reversed, we would re-establish our deferred income tax assets on our condensed consolidated balance sheet and record an immediate benefit to income taxes in the amount of the reversal and, prospectively, would report an effective income tax rate much closer to statutory rates, which we estimate to be in the range of 38% to 40%. However, this would not change our expectations that we will not incur significant cash income tax payments in fiscal 2008 or fiscal 2009 as we continue to utilize available net operating loss carryforwards.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 was required for companies with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) Nos. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. We adopted SFAS No. 157 effective February 3, 2008, for all financial assets and liabilities as required; however, the adoption of SFAS No. 157 did not affect our condensed consolidated financial statements. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements when fully adopted in fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157. As required, we adopted SFAS No. 159 effective February 3, 2008; however, we elected not to apply the fair value option to any of our assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not affect our condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest to be accounted for similarly as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe adoption of SFAS No. 160 will have any effect on our condensed consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with non-forfeitable dividend rights, irrespective of whether the entity declared and/or pays a dividend. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. As of August 2, 2008, we have outstanding approximately 1.4 million shares of restricted common stock and performance shares that meet the criteria for participating securities under FSP EITF 03-6-1. However, we have not yet determined the impact that the adoption of FSP EITF 03-6-1 will have on our condensed consolidated financial statements.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week and 26-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.1	65.3	66.1	65.2

Gross margin	34.9	34.7	33.9	34.8
Selling, general and administrative expenses	26.8	30.6	26.8	30.3
Asset impairment	0.2	0.1	0.1	0.1

Operating income	7.9	4.0	7.0	4.4
Interest (expense) income, net	(1.0)	0.8	(0.4)	0.9

Income before provision for income taxes	6.9	4.8	6.6	5.3
Provision for income taxes	0.1	0.1	0.1	0.2

Net income	6.8%	4.7%	6.5%	5.1%

Thirteen Weeks Ended August 2, 2008, Compared to Thirteen Weeks Ended August 4, 2007

Net sales

13 Weeks Ended August 2, 2008	Change From Prior Fiscal Period	13 Weeks Ended August 4, 2007
($ in millions)
Net sales	$149.1	$5.8	4.0%	$143.3
Comparable store sales decrease	(4.4)%

Net sales for the 13 weeks ended August 2, 2008, increased primarily as a result of the following:

•	An increase in the number of stores open, from 458 stores as of August 4, 2007, to 497 stores as of August 2, 2008; and

•	A 22.9% increase in combined internet sales for both of our divisions.

However, this increase was partially offset by the following:

•

A decrease of 4.4% in comparable store sales resulting from a 6.6% decline in comparable store average dollar sales, partially offset by a 1.1% increase in comparable store average transaction counts. Comparable store average dollar sales decreased mainly due to a 5.2% decline in our average unit retail prices, partially offset by a 0.4% increase in the number of units purchased per customer, compared to the prior year.

Cost of sales

13 Weeks Ended August 2, 2008	Change From Prior Fiscal Period	13 Weeks Ended August 4, 2007
($ in millions)
Cost of sales	$97.0	$3.5	3.7%	$93.5
Percentage of net sales	65.1%	(0.2)%	65.3%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, and rent, depreciation and amortization and other occupancy expenses associated with our stores and distribution center.

Cost of sales increased in dollars primarily as a result of increased merchandise costs, associated with the 4.0% increase in net sales, and an increase in occupancy costs due to our increase in store count. Cost of sales decreased as a percentage of net sales primarily due to favorable impacts from a decrease in buying costs due to the realignment of the Arden B buying and design organization, an open executive buying position, a decrease in seasonal and annual merchant incentive bonuses due to declining divisional performance, and a change in stock compensation forfeiture rate from 5% to 10% based on historical analysis, partially offset by a recruiting retainer fee to search for a chief merchant officer in the Wet Seal division. Cost of sales as a percentage of net sales was also positively impacted by an increase in merchandise margin as a percentage of sales. The merchandise margin increased due to a decrease in markdown rates at our Arden B division and favorable spring physical inventory results, partially offset by lower initial markup rates compared to the prior year. Cost of sales as a percentage of net sales was negatively impacted by a deleveraging effect on store occupancy costs resulting from the decline in comparable store sales.

Selling, general and administrative expenses (SG&A)

13 Weeks Ended August 2, 2008	Change From Prior Fiscal Period	13 Weeks Ended August 4, 2007
($ in millions)
Selling, general and administrative expenses	$39.9	$(3.9)	(9.0)%	$43.8
Percentage of net sales	26.8%	(3.8)%	30.6%

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

Selling expenses decreased from the prior year by approximately $2.9 million, despite a higher average store count compared to the prior year, to $32.0 million. As a percentage of net sales, selling expense was 21.5%, or 290 basis points lower as a percentage of net sales than a year ago.

The following contributed to the current year decrease in selling expenses:

•

A $0.9 million decrease in payroll and benefits costs as a result of improved alignment of store incentive programs with sales and labor productivity performance, reduced task driven store activities and a reduction in store pre-opening costs;

•

A $0.8 million decrease in advertising and marketing expenditures due to elimination of print advertising programs in fiscal 2008 and the decision to defer certain advertising activities at our Arden B division until merchandise content improves;

•	A $0.3 million decrease in store supply costs;

•	A $0.2 million decrease in field incentive bonuses due to lower spring shrink bonuses and sales below expectations;

•	A $0.2 million decrease in merchandise delivery costs due to reduced shipping costs as a result of a change in freight carriers;

•	A $0.1 million decrease in internet production order costs due to reduced shipping costs and improved efficiency in order fulfillment;

•	A $0.1 million decrease in stock compensation related to forfeitures for termed employees;

•	A $0.1 million decrease in travel costs; and

•	A $0.2 million net decrease in other selling costs.

General and administrative expenses decreased approximately $1.0 million from the prior year to $7.9 million. As a percentage of net sales, general and administrative expenses were 5.3%, or 90 basis points lower than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	A $0.5 million decrease in corporate wages and payroll taxes due to reduced staffing levels from a January 2008 organizational restructuring;

•	A $0.2 million decrease in recruiting fees primarily associated with our search for a new chief executive officer in the prior year;

•

A $0.2 million decrease in consultant fees as a result of a decrease in store lease review fees due to a decline in fiscal 2008 store openings, lower internal audit fees as a result of timing of services performed and the prior year quarter including fees for a store efficiency project;

•	A $0.2 million decrease in board of directors stock compensation expense;

•	A $0.2 million decrease in depreciation due to various software programs being completely depreciated in the current year;

•	A $0.1 million decrease in corporate incentive bonuses due to lower achievement relative to targets as compared to the prior year; and

•	A $0.1 million net decrease in other general and administrative costs.

However, the decreases in general and administrative expenses were partially offset by the following increases:

•	A $0.3 million increase in legal fees as the prior year included a $0.3 million insurance reimbursement of previously incurred legal fees; and

•	A $0.2 million increase in stock compensation expense primarily associated with an October 2007 performance share grant to our chief executive officer.

Asset impairment

13 Weeks Ended August 2, 2008	Change From Prior Fiscal Period	13 Weeks Ended August 4, 2007
($ in millions)
Asset impairment	$0.3	$0.2	110.4%	$0.1
Percentage of net sales	0.2%	0.1%	0.1%

Based on our quarterly assessment of the carrying value of long-lived assets, during the 13 weeks ended August 2, 2008 and the 13 weeks ended August 4, 2007, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, as well as wrote down the value of certain capital additions previously recorded to impaired stores, resulting in non-cash charges of $0.3 million and $0.1 million, respectively.

Interest (expense) income, net

13 Weeks Ended August 2, 2008	Change From Prior Fiscal Period	13 Weeks Ended August 4, 2007
($ in millions)
Interest (expense) income, net	$(1.5)	$(2.7)	(226.1)%	$1.2
Percentage of net sales	(1.0)%	(1.8)%	0.8%

We incurred interest expense, net, of $1.5 million in the 13 weeks ended August 2, 2008, comprised of:

•	Net accelerated interest charges of $1.9 million upon the conversion of $3.4 million of convertible notes into 2,274,804 shares of our common stock;

•

Non-cash interest expense of $0.2 million with respect to our secured convertible notes comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal;

•	Interest expense of $0.1 million for the amortization of deferred financing costs and the payment of letter of credit fees;

•	A non-cash interest credit of $0.1 million to recognize the decrease in market value of a derivative liability; and

•	Interest income of $0.6 million from investments in cash and cash equivalents.

In the 13 weeks ended August 4, 2007, we generated interest income, net, of $1.2 million, comprised of $1.4 million of interest income from investments in cash, cash equivalents and marketable securities, partially offset by $0.2 million of non-cash interest expense on our secured convertible notes comprised of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal.

Provision for income taxes

	13 Weeks Ended August 2, 2008	Change From Prior Fiscal Period		13 Weeks Ended August 4, 2007
		($ in millions)
Provision for income taxes	$0.2	$—	N/A	$0.2

We have net operating loss carryforwards available, subject to certain limitations, to offset our regular taxable income in fiscal 2008. We currently recognize a provision for income taxes using estimated effective tax rates of 1.6% for federal income taxes and 0.2% for state income taxes. These effective rates are based on the portion of our estimated alternative minimum taxable income for fiscal 2008 that cannot be offset by net operating loss carryforwards.

Segment Information

The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. In the tables below, Wet Seal and Arden B reportable segments include data from their respective stores and internet operations. Operating segment results include net sales, cost of sales, asset impairment, and other direct store and field management expenses, with no allocation of corporate overhead, interest income or interest expense.

Wet Seal:

(In thousands, except sales per square foot and store count data)	13 Weeks Ended August 2, 2008	13 Weeks Ended August 4, 2007
Net sales	$121,686	$112,404
% of consolidated net sales	82%	78%
Comparable store sales % decrease compared to the prior year fiscal quarter	(1.8)%	(0.2)%
Operating income	$18,114	$15,320
Sales per square foot	$73	$77
Number of stores as of quarter end	404	366
Square footage as of quarter end	1,589	1,431

Wet Seal comparable stores sales decreased 1.8% during the 13 weeks ended August 2, 2008, compared to a prior year quarter decrease of 0.2%. The decrease during the 13 weeks ended August 2, 2008, was due primarily to a 5.3% decline in comparable store average dollar sale, partially offset by a 2.1% increase in comparable store average transaction counts per store. The decrease in comparable store average dollar sale resulted from a 3.3% decrease in our average unit retail prices, partially offset by a 0.4% increase in units purchased per customer. The net sales increase was attributable to the increase in number of stores open, from 366 stores as of August 4, 2007, to 404 stores as of August 2, 2008, a $1.4 million increase in net sales in our internet business, partially offset by the comparable store sales decline.

Wet Seal’s operating income increased to 14.9% of net sales during the 13 weeks ended August 2, 2008, from 13.6% during the 13 weeks ended August 4, 2007. The increase in operating income, as a percentage of sales, was due primarily to a decrease in store payroll costs as a result of improved store labor management and reduced task driven activities, partially offset by a decrease in merchandise margin as a result of higher markdown rates due to the competitive retail environment compared to prior year, partially offset by an increase in initial markup rates, and an increase in occupancy costs resulting from the deleveraging effect of a decrease in comparable store sales. Additionally, during the 13 weeks ended August 2, 2008, and the 13 weeks ended August 4, 2007, operating income included asset impairment charges of $0.3 million and $0.1 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly evaluations of the carrying value of long-lived assets in excess of forecasted undiscounted cash flows.

Arden B:

(In thousands, except sales per square foot and store count data )	13 Weeks Ended August 2, 2008	13 Weeks Ended August 4, 2007
Net sales	$27,374	$30,910
% of consolidated net sales	18%	22%
Comparable store sales % decrease compared to the prior year fiscal quarter	(13.8)%	(6.5)%
Operating income (loss)	$986	$(1,217)
Sales per square foot	$87	$99
Number of stores as of quarter end	93	92
Square footage as of quarter end	288	291

Arden B comparable stores sales decreased 13.8% during the 13 weeks ended August 2, 2008, compared to a prior year quarter decrease of 6.5%. The decrease during the 13 weeks ended August 2, 2008 was due primarily to an 8.7% decrease in comparable store average transaction counts per store and a 5.5% decrease in comparable store average dollar sale. The decrease in the average dollar sale resulted from a 0.7% decline in our average unit retail prices and a 5.0% decline in units purchased per customer.

Arden B generated operating income of 3.6% of net sales during the 13 weeks ended August 2, 2008, compared to incurring an operating loss of 3.9% of net sales during the 13 weeks ended August 4, 2007. The increase in operating results was due primarily to an increase in merchandise margin resulting from a significant decrease in markdown rates, partially offset by lower initial markup rates, a decrease in buying costs due to the restructuring of the Arden B buying and design groups and a decrease in store payroll costs as a result of lower sales compared to prior year. These decreases were partially offset by the deleveraging effect on occupancy and other operating costs resulting from the decrease in comparable store sales.

Twenty-Six Weeks Ended August 2, 2008, Compared to Twenty-Six Weeks Ended August 4, 2007

Net sales

26 Weeks Ended August 2, 2008	Change From Prior Fiscal Period	26 Weeks Ended August 4, 2007
($ in millions)
Net sales	$291.5	$10.2	3.6%	$281.3
Comparable store sales decrease	(5.9)%

Net sales for the 26 weeks ended August 2, 2008, increased as a result of the following:

•	An increase in the number of stores open, from 458 stores as of August 4, 2007, to 497 stores as of August 2, 2008; and

•	A 11.8% increase in combined internet sales for both of our divisions.

However, this increase was partially offset by the following:

•

A decrease of 5.9% in comparable store sales resulting from a 1.6% decline in comparable store average transaction counts and a 5.5% decline in comparable store average dollar sales. Comparable store average dollar sales decreased due to a 5.3% decline in our average unit retail prices, partially offset by a 1.7% increase in the number of units purchased per customer, compared to the prior year.

Cost of sales

26 Weeks Ended August 2, 2008	Change From Prior Fiscal Period	26 Weeks Ended August 4, 2007
($ in millions)
Cost of sales	$192.7	$9.4	5.1%	$183.3
Percentage of net sales	66.1%	0.9%	65.2%

Cost of sales increased in dollars primarily as a result of the increase in net sales. Cost of sales increased as a percentage of net sales primarily due to a decrease in merchandise margin. Merchandise margin decreased as a result of an increase in markdown rates and a decrease in initial markup rates. Additionally, cost of sales increased as a result of an increase in occupancy costs due to our increase in store count, partially offset by nominal pre-opening costs incurred in the current year compared to $0.8 million of pre-opening costs incurred in the prior year. The decrease in merchandise margins was partially offset by a favorable impact from a decrease in buying costs due to the realignment of the Arden B buying and design organization, an open executive buying position and a change in stock compensation forfeiture rate from 5% to 10% based on historical analysis. Cost of sales as a percentage of net sales was negatively impacted primarily by a deleveraging effect on store occupancy costs resulting from the decline in comparable store sales.

Selling, general and administrative expenses (SG&A)

26 Weeks Ended August 2, 2008	Change From Prior Fiscal Period	26 Weeks Ended August 4, 2007
($ in millions)
Selling, general and administrative expenses	$77.9	$(7.5)	(8.8)%	$85.4
Percentage of net sales	26.8%	(3.5)%	30.3%

Selling expenses decreased from the prior year by approximately $5.5 million, despite a higher average store count compared to the prior year, to $62.0 million.

The following contributed to the current year decrease in selling expenses:

•

A $2.1 million decrease in advertising and marketing expenditures due to elimination of Arden B print advertising programs in fiscal 2008 and the decision to defer certain advertising activities at our Arden B division until merchandise content improves;

•

A $1.5 million decrease in payroll and benefits costs as a result of improved alignment of store incentive programs with sales and labor productivity performance, reduced task driven store activities, a decrease in claim costs in our employee health care plan, primarily due to the prior year including an increase in claim costs as a result of one unusual case, and a reduction in store pre-opening costs;

•	A $0.7 million decrease in store supply costs;

•	A $0.3 million decrease in internet production order costs due to reduced shipping costs and improved efficiency in order fulfillment;

•	A $0.2 million decrease in field incentive bonuses due to weaker performance relative to bonus targets as compared to the prior year;

•	A $0.2 million decrease in travel costs;

•	A $0.1 million decrease in stock compensation related to forfeitures for terminated employees;

•	A $0.1 million decrease in merchandise delivery costs due to reduced shipping costs as a result of a change in freight carriers; and

•	A $0.3 million net decrease in other selling expenses.

General and administrative expenses decreased approximately $2.0 million from the prior year to $15.9 million.

The following contributed to the current year decrease in general and administrative expenses:

•	A $0.9 million decrease in corporate wages and payroll taxes due to reduced staffing levels from a January 2008 organizational restructuring;

•	A $0.3 million decrease in recruiting fees primarily associated with our search for a new Chief Executive Officer in the prior year;

•

A $0.7 million decrease in consultant fees as a result of a decrease in store lease review fees due to a decline in fiscal 2008 store openings, lower internal audit fees as a result of timing of services performed and the prior year quarter including fees for a store efficiency project;

•	A $0.2 million decrease in stock compensation primarily due to a change in the estimated forfeiture rate from 5% to 10% for executives;

•	A $0.2 million decrease in depreciation due to a variety of software programs being completely depreciated in the current year;

•	A $0.4 million decrease in board of directors stock compensation expense; and

•	A $0.1 million net decrease in other general and administrative costs.

However, the decreases in general and administrative expenses were partially offset by the following increase:

•

A $0.8 million increase in legal fees as the prior year included a $0.5 million insurance reimbursement of previously incurred legal fees, and a general increase in the level of necessary legal services.

Asset impairment

26 Weeks Ended August 2, 2008	Change From Prior Fiscal Period	26 Weeks Ended August 4, 2007
($ in millions)
Asset impairment	$0.3	$0.1	23.2%	$0.2
Percentage of net sales	0.1%	—%	0.1%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 26 weeks ended August 2, 2008 and the 26 weeks ended August 4, 2007, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $0.3 million and $0.2 million, respectively.

Interest (expense) income, net

26 Weeks Ended August 2, 2008	Change From Prior Fiscal Period	26 Weeks Ended August 2, 2007
($ in millions)
Interest (expense) income, net	$(1.1)	$(3.5)	(145.4)%	$2.4
Percentage of net sales	(0.4)%	(1.3)%	0.9%

We incurred interest expense, net, of $1.1 million in the 26 weeks ended August 2, 2008, comprised of:

•	Net accelerated interest charges of $1.9 million upon the conversion of $3.4 million of convertible notes into 2,274,804 shares of our common stock;

•

A non-cash interest expense of $0.5 million with respect to our secured convertible notes comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal;

•	Amortization of deferred financing costs of $0.1 million associated with our revolving credit facility and secured convertible notes;

•	Non-cash interest credit of $0.1 million to recognize the decrease in market value of a derivative liability; and

•	Interest income of $1.3 million from investments in cash and cash equivalents.

In the 26 weeks ended August 4, 2007, we generated interest income, net, of $2.4 million, comprised of $2.8 million from investments in cash, cash equivalents and marketable securities, non-cash interest expenses of $0.3 million with respect to our secured convertible notes comprised of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; and amortization of deferred financing costs of $0.1 million associated with our revolving credit facility and secured convertible notes.

Provision for income taxes

	26 Weeks Ended August 2, 2008	Change From Prior Fiscal Period		26 Weeks Ended August 4, 2007
		($ in millions)
Provision for income taxes	$0.4	$—	N/A	$0.4

We have net operating loss carryforwards available, subject to certain limitations, to offset our regular taxable income in fiscal 2008. We currently recognize a provision for income taxes using estimated effective tax rates of 1.6% for federal income taxes and 0.2% for state income taxes. These effective rates are based on the portion of our estimated alternative minimum taxable income for fiscal 2008 that cannot be offset by net operating loss carryforwards.

Segment Information

Wet Seal:

(In thousands, except sales per square foot and store count data)	26 Weeks Ended August 2, 2008	26 Weeks Ended August 4, 2007
Net sales	$237,877	$217,503
% of consolidated net sales	82%	77%
Comparable store sales % (decrease) increase compared to the prior fiscal year	(2.5)%	1.7%
Operating income	$35,173	$31,004
Sales per square foot	$143	$152
Number of stores as of period end	404	366
Square footage as of period end	1,589	1,431

Wet Seal comparable stores sales decreased 2.5% during the 26 weeks ended August 2, 2008, compared to a prior year increase of 1.7%. The decrease during the 26 weeks ended August 2, 2008, was due primarily to a 3.3% decline in comparable store average dollar sale and a 0.8% decrease in comparable store average transaction counts per store. The decrease in comparable store average dollar sale resulted from a 2.4% decrease in our average unit retail prices, partially offset by a 1.7% increase in units purchased per customer. The net sales increase was attributable primarily to the increase in number of stores open, from 366 stores as of August 4, 2007, to 404 stores as of August 2, 2008, and a $2.3 million increase in net sales in our internet business, partially offset by the comparable store sales decline.

Wet Seal’s operating income increased to 14.8% of net sales during the 26 weeks ended August 2, 2008, from 14.3% during the 26 weeks ended August 4, 2007. The increase in operating income, as a percentage of sales, was due primarily to a decrease in store payroll costs as a result of improved store labor management and reduced task driven activities, partially offset by a decrease in merchandise margin as a result of higher markdown rates due to the competitive retail environment compared to prior year, and an increase in occupancy costs resulting from the deleveraging effect of a decrease in comparable store sales. Additionally, during the 26 weeks ended August 2, 2008, and the 26 weeks ended August 4, 2007, operating income included asset impairment charges of $0.3 million and $0.3 million, respectively to write down the carrying value of long-lived assets that were identified during our quarterly evaluations of the carrying value of long-lived assets in excess of forecasted undiscounted cash flows.

Arden B:

(In thousands, except sales per square foot and store count data )	26 Weeks Ended August 2, 2008	26 Weeks Ended August 4, 2007
Net sales	$53,573	$63,831
% of consolidated net sales	18%	23%
Comparable store sales % decrease compared to the prior fiscal year	(17.8)%	(3.5)%
Operating income (loss)	$145	$(1,872)
Sales per square foot	$170	$204
Number of stores as of period end	93	92
Square footage as of period end	288	291

Arden B comparable stores sales decreased 17.8% during the 26 weeks ended August 2, 2008, compared to a prior year decrease of 3.5%. The decrease during the 26 weeks ended August 2, 2008 was due primarily to a 9.8% decrease in comparable store average transaction counts per store and an 8.9% decrease in comparable store average dollar sale. The decrease in comparable store average dollar sale resulted from a 7.7% decline in our average unit retail prices and a 1.1% decrease in units purchased per customer. In addition, Arden B’s net sales during the 26 weeks ended August 2, 2008, included a $0.7 million decrease in net sales in our internet business.

Arden B generated operating income of 0.3% of net sales during the 26 weeks ended August 2, 2008, compared to an operating loss of 2.9% of net sales during the 26 weeks ended August 4, 2007. The increase in operating results was due primarily to an increase in merchandise margin resulting from a significant decrease in markdown rates, partially offset by lower initial markup rates, a decrease in buying costs due to the restructuring of the Arden B buying and design group and a decrease in store payroll costs as a result of lower sales, compared to prior year. These decreases were partially offset by the deleveraging effect on occupancy and other operating costs resulting from the decrease in comparable store sales.

Liquidity and Capital Resources

Net cash provided by operating activities was $26.1 million for the 26 weeks ended August 2, 2008, compared to $22.0 million for the same period last year. For the 26 weeks ended August 2, 2008, operating cash flows were due to our net income of $19.1 million, net non-cash charges (primarily depreciation and amortization, and stock-based compensation) of $11.6 million, and a decrease in other receivables relating to the collection of tenant improvement allowances of $3.9 million, partially offset by an increase in merchandise inventories, net of merchandise accounts payable, of $5.5 million, and a net use of cash from changes in other operating assets and liabilities of $3.0 million, including gift card, gift certificate and store credit breakage of $0.4 million. For the 26 weeks ended August 2, 2008, net cash used in investing activities of $8.7 million was used entirely for capital expenditures. Capital expenditures for the period were primarily for new stores, store relocations and remodeling for our Wet Seal division, and investment in new retail merchandising and point-of-sale operating systems. Capital expenditures that remain unpaid as of August 2, 2008 have increased $0.3 million since the end of fiscal 2007. We expect to pay nearly all of the total balance of such amounts payable, in the amount of $3.6 million, during the third quarter of fiscal 2008.

We estimate that, in fiscal 2008, capital expenditures will be between $21 million and $22 million, net of approximately $3.0 million in landlord tenant improvement allowances, primarily for the construction of approximately 16 planned Wet Seal stores offset by five closings at Wet Seal and 10 closings at Arden B as leases expire. The number of net new store openings can fluctuate depending on the outcome of several store lease negotiations still in process. Net capital expenditures of approximately $17 million is expected for the construction of new stores or the remodeling of existing stores upon lease renewals and/or store relocations.

For the 26 weeks ended August 2, 2008, net cash provided by financing activities was $5.6 million, comprised primarily of proceeds from investor exercises of common stock warrants, which resulted in the issuance of 1,545,720 shares of our Class A common stock, and less than $0.1 million in proceeds from exercise of stock options.

Total cash and cash equivalents at August 2, 2008, was $123.6 million, compared to $100.6 million at February 2, 2008.

We maintain a $35.0 million revolving credit facility, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the agreement. Under our revolving credit facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on our line of credit under the revolving credit facility is the prime rate or, if we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under our revolving credit facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of August 2, 2008. We also incur fees on outstanding letters of credit under the revolving credit facility in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The revolving credit facility ranks senior in right of payment to our secured convertible notes. Borrowings under the revolving credit facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, LLC.

At August 2, 2008, the amount outstanding under the revolving credit facility consisted of $7.4 million in open commercial letters of credit related to merchandise purchases and $1.8 million in standby letters of credit. At August 2, 2008, we had $25.8 million available for cash advances and/or for the issuance of additional letters of credit. At August 2, 2008, we were in compliance with all covenant requirements in the revolving credit facility.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months. However, we may experience continued declines in consolidated comparable store sales or experience other events that negatively affect our operating results. If our consolidated comparable store sales drop significantly for an extended period, or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could impact our results of operations and operating cash flow. This could also cause a decrease in or elimination of excess availability under our revolving credit facility, which could force us to seek alternatives to address cash constraints, including seeking additional debt and/or equity financing.

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

To the extent that we borrow under our revolving credit facility, we are exposed to market risk related to changes in interest rates. At August 2, 2008, no borrowings were outstanding under the revolving credit facility. As of August 2, 2008, we are not a party to any derivative financial instruments, except as discussed in “Market Risk—Change in Value of Our Common Stock” immediately below.

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

In applying the Black-Scholes and Monte-Carlo simulation models, changes and volatility in our common stock price, and changes in risk-free interest rates, our expected dividend yield and expected returns on our common stock could significantly affect the fair value of this derivative instrument, which could then result in significant charges or credits to interest expense in our consolidated statements of operations. During the 26 weeks ended August 2, 2008, there was a $0.1 million decrease in the fair value of this derivative, which we recognized as a decrease to the carrying value of the derivative liability and a decrease to interest expense in the condensed consolidated statement of operations.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended August 2, 2008, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. The court has extended the period of time in which an appeal may be filed to September 5, 2008. As of August 2, 2008, we had accrued an amount that approximates the settlement amount in accrued liabilities on our condensed consolidated balance sheet.

In January 2007, a class action complaint was filed against us in the Central District of the United States District Court of California, Southern Division alleging violations of The Fair Credit Reporting Act (the “FCRA”), and in February 2007, a class action complaint was filed against us alleging similar violations in United States District Court, Central District of California, Western Division. The plaintiffs in the February 2007 complaint dismissed the complaint with prejudice in August 2007. The FCRA provides in part that expiration dates may not be printed on credit or debit card receipts given to customers. The FCRA imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On December 11, 2007, we reached a tentative agreement to settle the January 2007 complaint for less than $0.1 million. However, prior to the receipt of the executed settlement agreement, on February 8, 2008, we were named in another action, alleging the same violation, in the U.S. District Court, Western District of Pennsylvania. As a result, we withdrew our offer to settle the January 2007 action noted above. On June 3, 2008, the Credit and Debit Card Receipt Clarification Act of 2007 was enacted. This measure amended the FCRA to declare that a company that printed an expiration date on any receipt provided to a consumer cardholder at the point of sale or transaction between December 4, 2004 and the enactment of this legislation, but otherwise complied with FCRA requirements for such receipt, shall not be in willful noncompliance by reason of printing such expiration date in it. On July 1, 2008 and July 14, 2008, dismissals were filed by the plaintiffs in the United States District Court Central District of California and the United States District Court for the Western District of Pennsylvania, respectively. We made nominal settlement payments for both claims and all parties agreed that the actions were dismissed with prejudice and that each party was to bear all of its own costs and attorneys fees.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us during the four-year period from May 21, 2003 through May 21, 2007. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at August 2, 2008.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of our pending litigation, we are adequately covered by insurance; however, certain other matters may exist or arise for which we do not have insurance coverage. As of August 2, 2008, we were not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factor represents an addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

In the past year we have had significant changes in our senior management and these changes may impact our ability to execute our business strategy in the near term.

In the third quarter of fiscal 2007, we appointed Edmond S. Thomas as our new president and chief executive officer and promoted Steven H. Benrubi, our former corporate controller, to be our new chief financial officer. In February 2008, our chief operating officer and our president of Arden B merchandise resigned, and in May 2008, the chief merchandise officer of our Wet Seal division resigned. Mr. Thomas, Mr. Benrubi and others within management have assumed the duties of our former chief operating officer, while Sharon Hughes, an outside consultant, has served as chief merchandise officer for Arden B under the direct supervision of Mr. Thomas. In August 2008, Maria Comfort joined our company as president and chief merchandise officer for our Wet Seal division.

Although Mr. Thomas and Ms. Hughes were previously employed by our company prior to assuming their new duties, we anticipate that we will experience a transition period before these individuals and Ms. Comfort are fully integrated with our company, which could impact our ability to confront the challenges that impact our company. In addition, there is always a risk that we may lose these or other members of our senior management team in the future. If so, due to the intense competition for qualified personnel in the retail apparel industry, we cannot assure you that we will be able to identify, hire or retain the key personnel with the merchandising and management skills necessary to implement our business strategy and offer appealing merchandise to our target market.

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

THE WET SEAL, INC. (REGISTRANT)

Date: September 4, 2008	By:	/s/ Edmond S. Thomas
Edmond S. Thomas
President and Chief Executive Officer

Date: September 4, 2008	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer