Form 10-Q
period 2008-11-01
WET SEAL INC
filed 2008-12-04
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer: ☐	Accelerated filer: ☒
Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

The number of shares outstanding of the Registrant’s Class A common stock, par value $0.10 per share, at December 1, 2008, was 96,388,516. There were no shares outstanding of the Registrant’s Class B common stock, par value $0.10 per share, at December 1, 2008.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	November 1, 2008	February 2, 2008	November 3, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,555	$100,618	$19,837
Marketable securities	—	—	60,225
Income taxes receivable	119	167	168
Other receivables	2,209	5,715	5,627
Merchandise inventories	41,234	31,590	51,830
Prepaid expenses and other current assets	11,165	10,991	10,243

Total current assets	182,282	149,081	147,930

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	108,218	100,018	98,547
Furniture, fixtures and equipment	68,130	65,393	64,565

	176,348	165,411	163,112
Less accumulated depreciation and amortization	(97,775)	(92,530)	(90,948)

Net equipment and leasehold improvements	78,573	72,881	72,164

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $5,562, $5,302 and $5,266 at November 1, 2008, February 2, 2008, and November 3, 2007, respectively	197	412	448
Other assets	1,635	1,702	1,712
Goodwill	—	—	3,496

Total other assets	1,832	2,114	5,656

TOTAL ASSETS	$262,687	$224,076	$225,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$15,572	$9,474	$19,542
Accounts payable – other	14,050	10,197	14,447
Income taxes payable	182	—	—
Accrued liabilities	27,226	34,445	35,958
Current portion of deferred rent	3,479	4,729	4,703

Total current liabilities	60,509	58,845	74,650

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $702, $962 and $879 at November 1, 2008, February 2, 2008, and November 3, 2007, respectively, and net of unamortized discount of $2,838, $5,458 and $5,608 at November 1, 2008, February 2, 2008, and November 3, 2007, respectively	2,531	3,583	3,350
Deferred rent	30,498	29,686	29,247
Other long-term liabilities	1,800	1,956	2,001

Total long-term liabilities	34,829	35,225	34,598

Total liabilities	95,338	94,070	109,248

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	November 1, 2008	February 2, 2008	November 3, 2007
COMMITMENTS AND CONTINGENCIES (Note 5)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 1,611 shares issued and outstanding at November 1, 2008; 2,167 shares issued and outstanding at February 2, 2008, and November 3, 2007	1,611	2,167	2,167

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 103,071,941 shares issued and 96,388,516 outstanding at November 1, 2008; 98,377,559 shares issued and 92,006,359 shares outstanding at February 2, 2008; and 98,377,559 shares issued and 94,206,359 shares outstanding at November 3, 2007	10,307	9,838	9,838
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	299,413	287,848	286,559
Accumulated deficit	(122,120)	(147,982)	(160,190)
Treasury stock, 6,683,425 shares; 6,371,200 shares; and 4,171,200 shares at cost, at November 1, 2008, February 2, 2008, and November 3, 2007, respectively	(22,461)	(22,461)	(22,479)
Accumulated other comprehensive income	599	596	607

Total stockholders’ equity	165,738	127,839	114,335

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$262,687	$224,076	$225,750

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	$146,644	$150,277	$438,094	$431,611
Cost of sales	100,739	107,243	293,463	290,535

Gross margin	45,905	43,034	144,631	141,076
Selling, general and administrative expenses	38,334	45,914	116,236	131,334
Asset impairment	519	1,567	822	1,813

Operating income (loss)	7,052	(4,447)	27,573	7,929

Interest income	587	1,397	1,884	4,312
Interest expense	(209)	(372)	(2,601)	(876)

Interest income (expense), net	378	1,025	(717)	3,436

Income (loss) before provision (benefit) for income taxes	7,430	(3,422)	26,856	11,365
Provision (benefit) for income taxes	644	(103)	994	341

Net income (loss)	$6,786	$(3,319)	$25,862	$11,024

Net income (loss) per share, basic	$0.07	$(0.04)	$0.27	$0.11

Net income (loss) per share, diluted	$0.07	$(0.04)	$0.26	$0.11

Weighted-average shares outstanding, basic	94,680,063	90,014,566	92,564,341	91,517,322

Weighted-average shares outstanding, diluted	100,258,868	90,014,566	99,285,492	102,456,713

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 2, 2008	98,377,559	$9,838	—	$—	$287,848	$(147,982)	$(22,461)		$596	$127,839
Net income	—	—	—	—	—	25,862	—	$25,862	—	25,862
Stock issued pursuant to long-term incentive plans	682,525	68	—	—	(68)	—	—	—	—	—
Stock-based compensation - directors and employees	—	—	—	—	2,361	—	—	—	—	2,361
Amortization of stock payment in lieu of rent	—	—	—	—	134	—	—	—	—	134
Exercise of stock options	6,000	1	—	—	9	—	—	—	—	10
Exercise of common stock warrants	1,545,720	154	—	—	5,407	—	—	—	—	5,561
Conversions of secured convertible notes into common stock	2,274,804	227	—	—	3,185	—	—	—	—	3,412
Conversions of convertible preferred stock into common stock	185,333	19	—	—	537	—	—	—	—	556
Amortization of actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	3	3	3

Comprehensive income								$25,865

Balance at November 1, 2008	103,071,941	$10,307	—	$—	$299,413	$(122,120)	$(22,461)		$599	$165,738

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 3, 2007	96,218,013	$9,622	—	$—	$280,163	$(171,214)	$(2,400)		$626	$116,797
Net income	—	—	—	—	—	11,024	—	$11,024	—	11,024
Stock issued pursuant to long-term incentive plans	1,201,460	120	—	—	(120)	—	—		—	—
Stock-based compensation - directors and employees	—	—	—	—	3,954	—	—		—	3,954
Amortization of stock payment in lieu of rent	—	—	—	—	162	—	—		—	162
Exercise of stock options	48,334	5	—	—	172	—	—		—	177
Exercise of common stock warrants	909,752	91	—	—	2,210	—	—		—	2,301
Amortization of actuarial net gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(19)	(19)	(19)

Comprehensive income								$11,005

Repurchase of common stock	—	—	—	—	—	—	(20,061)		—	(20,061)
Acquisition of forfeited common stock	—	—	—	—	18	—	(18)		—	—

Balance at November 3, 2007	98,377,559	$9,838	—	$—	$286,559	$(160,190)	$(22,479)		$607	$114,335

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	39 Weeks Ended
	November 1, 2008	November 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,862	$11,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,792	9,925
Amortization of discount on secured convertible notes	2,620	366
Amortization of deferred financing costs	260	107
Adjustment of derivative to fair value	(80)	100
Amortization of stock payment in lieu of rent	134	162
Interest (extinguished from) added to principal of secured convertible notes	(260)	245
Loss on disposal of equipment and leasehold improvements	368	97
Asset impairment	822	1,813
Stock-based compensation	2,361	3,954
Changes in operating assets and liabilities:
Income taxes receivable	48	(112)
Other receivables	3,506	(2,023)
Merchandise inventories	(9,644)	(17,599)
Prepaid expenses and other current assets	(219)	(1,448)
Other non-current assets	67	(61)
Accounts payable and accrued liabilities	(73)	8,537
Income taxes payable	182	(128)
Deferred rent	(438)	8,068
Other long-term liabilities	(76)	(95)

Net cash provided by operating activities	36,232	22,932

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(14,866)	(30,541)
Investment in marketable securities	—	(84,431)
Proceeds from sale of marketable securities	—	24,206

Net cash used in investing activities	(14,866)	(90,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10	177
Repurchase of common stock	—	(20,061)
Proceeds from exercise of common stock warrants	5,561	2,301

Net cash provided by (used in) financing activities	5,571	(17,583)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,937	(85,417)
CASH AND CASH EQUIVALENTS, beginning of period	100,618	105,254

CASH AND CASH EQUIVALENTS, end of period	$127,555	$19,837

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$52	$50
Income taxes	$813	$581
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of secured convertible notes into 2,274,804 shares of Class A common stock	$3,412	$—
Conversion of convertible preferred stock into 185,333 shares of Class A common stock	$556	$—
Purchase of equipment and leasehold improvements unpaid at end of period	$6,090	$6,101
Amortization of actuarial net loss (gain) under Supplemental Employee Retirement Plan	$3	$(19)

See accompanying notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 39 weeks ended November 1, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”), and amendments thereto, for the fiscal year ended February 2, 2008.

Significant Accounting Policies

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. Taxes collected from the Company’s customers are recorded on a net basis. For online sales, revenue is recognized at the estimated time goods are received by customers. Customers typically receive goods within four days of being shipped. Shipping and handling fees billed to customers for online sales are included in net sales. The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. Historically, a customer generally was able to return merchandise within 30 days of the original purchase date. Beginning in the third quarter of fiscal 2008, the Company modified its sales return policy to only allow customers to return merchandise within 21 days of original purchase. The Company also modified the sales return policy such that Wet Seal merchandise may be returned for store credit only and Arden B merchandise may be returned for cash refund or store credit within seven days of the original purchase date, and for store credit only thereafter. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the condensed consolidated balance sheets and was $0.5 million, $0.7 million and $0.9 million at November 1, 2008, February 2, 2008, and November 3, 2007, respectively. For the 13 and 39 weeks ended November 1, 2008, and the 13 and 39 weeks ended November 3, 2007, shipping and handling fee revenues were $0.6 million, $1.8 million, $0.4 million and $1.4 million, respectively.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability, which includes consideration of potential obligations arising from state escheatment laws. The Company’s gift cards, gift certificates and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates and store credits are not redeemed or recovered (“breakage”). Beginning in the fourth quarter of fiscal 2007, the Company adjusted its unearned revenue liability to recognize estimated unredeemed amounts and began to record breakage as additional sales for gift cards, gift certificates and store credits that remained unredeemed three years after their issuance. The Company’s net sales for the 13 and 39 weeks ended November 1, 2008, included a benefit of $0.2 million and $0.6 million, respectively, to reduce its unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities on the condensed consolidated balance sheets and was $5.1 million, $6.3 million and $8.3 million at November 1, 2008, February 2, 2008, and November 3, 2007, respectively. If actual redemptions ultimately differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates the likelihood of redemption of gift cards, gift certificates and store credits becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such unearned revenue, which could have an effect on the Company’s net sales and results of operations.

The Company maintains a frequent buyer program through its Wet Seal division. Under the program, customers receive a 10% to 20% discount on all purchases made during a twelve-month period and are provided $5-off coupons that may be used on purchases during such period. The annual membership fee of $20 is non-refundable.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

The Company historically recognized membership fee revenue under the frequent buyer program on a straight-line basis over the twelve-month membership period due to a lack of sufficient program history to determine customer usage patterns. During November 2007, the Company changed from in-store delivery to e-mail delivery of the program’s $5-off coupons, which eliminated the customer’s ability to use such coupons at the time of initial purchases. The Company believes this change affects customer usage patterns. The Company also continues to test alternative program structures and may decide to further modify the program in ways that could also affect customer usage patterns. As a result of the recent program change and potential further modifications, the Company believes it is appropriate to maintain straight-line recognition of membership fee revenue. The Company may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales.

Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $6.1 million, $9.6 million and $11.1 million at November 1, 2008, February 2, 2008, and November 3, 2007, respectively.

The Company maintains a customer loyalty program through its Arden B division. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of net sales as points are accumulated by the member. The unearned revenue for this program is recorded in accrued liabilities on the condensed consolidated balance sheets and was $1.7 million, $2.0 million and $2.0 million at November 1, 2008, February 2, 2008, and November 3, 2007, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record adjustments to the unearned revenue accrual, which would affect net sales.

Marketable Securities

As of November 3, 2007, the Company’s marketable securities consisted of auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. The auction rate securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in interest income in the condensed consolidated statements of operations. As of November 1, 2008, and February 2, 2008, the Company had no investments in marketable securities.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” Factors that are considered important that could trigger an impairment review include a current period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates the Company’s weighted-average cost of capital. No less frequently than quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 and 39 weeks ended November 1, 2008, and the 13 and 39 weeks ended November 3, 2007, indicated that

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for these locations would continue. As such, the Company recorded non-cash charges of $0.5 million, $0.8 million, $1.6 million and $1.8 million during the 13 and 39 weeks ended November 1, 2008, and the 13 and 39 weeks ended November 3, 2007, respectively, within asset impairment in the condensed consolidated statements of operations to write down the carrying value of these stores’ long-lived assets to their estimated fair values.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and its historical operating losses, the Company concluded during fiscal 2004 that it was more likely than not that it would not realize its net deferred tax assets. As a result of this conclusion, the Company reduced its net deferred tax assets to zero by establishing a tax valuation allowance in fiscal 2004. In addition, the Company discontinued recognizing income tax benefits in the consolidated statements of operations until it has determined that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets.

The Company began fiscal 2008 with approximately $138 million of federal net operating loss carry forwards available to offset taxable income in fiscal 2008 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code (“Section 382”). The Company believes its net operating loss carry forwards available will be sufficient to offset all federal regular taxable income in fiscal 2008. Accordingly, the Company forecasts an effective income tax rate of 3.7% in fiscal 2008 related to a limited portion of federal alternative minimum taxes that cannot be offset by net operating loss carry forwards, as well as income taxes in the State of California, which cannot be offset by net operating loss carryforwards, and certain other state income taxes.

As noted above, the Company maintains a 100% valuation allowance against its net deferred income tax assets, which are comprised primarily of net operating loss carryforwards. As of November 1, 2008, evidence does not support realization of these net deferred income tax assets. However, going forward, as the Company continues to evaluate available evidence, it is possible that some or all of its deferred income tax assets may be deemed realizable. If so, the valuation allowance recorded against those deferred income tax assets, which the Company currently estimates will be in excess of $70 million by the end of the current fiscal year, may be reversed, possibly as soon as the end of the current fiscal year. If such valuation allowance is reversed, the Company would re-establish its deferred income tax assets on its condensed consolidated balance sheet and record an immediate benefit to income taxes for a substantial majority of the reversal and would record an increase to paid-in capital for the remainder of the reversal. Prospectively, the Company would report an effective income tax rate much closer to statutory rates, which the Company estimates to be in the range of 38% to 40%. However, this would not change the Company’s current expectations that it will not incur significant cash income tax payments in fiscal 2008 or fiscal 2009 as it continues to utilize available net operating loss carryforwards.

Section 382 contains provisions that may limit the availability of federal net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. The Company’s current expectations regarding the federal net operating loss carry forwards it may use annually in fiscal 2008 and thereafter are based on calculations made by management in April 2005 and December 2006, at which times the Company incurred Section 382 ownership changes. If the Company were to determine it had incurred another ownership change at some time after December 2006, the Company would be required to re-calculate its annual federal net operating loss utilization limit, which could result in a decrease to net operating loss carryforwards annually available to offset taxable income.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 was required for companies with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) Nos. 157-1 and 157-2, which partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS No. 157 effective February 3, 2008, for all financial assets and financial liabilities as required; however, the adoption of SFAS No. 157 did not affect the Company’s consolidated financial statements. The Company does not expect SFAS No. 157 to have a material impact on its consolidated financial statements when fully adopted in fiscal 2009.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 provides guidance for the valuation of financial assets in an inactive market, the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The Company does not expect FSP 157-3 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157. As required, the Company adopted SFAS No. 159 effective February 3, 2008; however, the Company elected not to apply the fair value option to any of its assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not affect the Company’s consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with non-forfeitable dividend rights, irrespective of whether the entity declares and/or pays a dividend. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. As of November 1, 2008, the Company has outstanding approximately 1.5 million shares of restricted common stock and performance shares that meet the criteria for participating securities under FSP EITF 03-6-1. However, the Company has not yet determined the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

(Unaudited)

NOTE 2 – Stock-Based Compensation

The Company had the following two stock incentive plans under which shares were available for grant at November 1, 2008: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1994 Long-Term Incentive Plan (the “1994 Plan”) and its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of November 1, 2008; however, the 1994 Plan and the 1996 Plan both expired prior to 2008, and no further share awards may be granted under either plan. The 2005 Plan, the 2000 Plan, the 1996 Plan, and the 1994 Plan are collectively referred to as the “Plans.”

The 2005 Plan and 2000 Plan permit the granting of options, restricted common stock, performance shares or other equity-based awards to the Company’s employees, officers, directors and consultants. The Company believes the granting of equity-based awards helps align the interests of its employees, officers, directors and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. An aggregate of 20,021,053 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of November 1, 2008, 2,364,218 shares were available for future grants.

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

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	53.00%	59.00%	53.00%	59.00%
Risk-Free Interest Rate	2.60%	4.41%	2.44%	4.51%
Expected Life of Options (in Years)	3.3	6.5	3.3	3.7

The Company recorded compensation expense of $0.4 million, $0.3 million, $0.6 million and $1.7 million, or less than $0.01, less than $0.01, $0.01 and $0.02 per basic and diluted share, related to stock options outstanding during the 13 and 39 weeks ended November 1, 2008, and the 13 and 39 weeks November 3, 2007, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

At November 1, 2008, there was $1.6 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over the course of the remaining vesting periods of such options through fiscal 2011.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The following table summarizes the Company’s stock option activities with respect to its Plans for the 39 weeks ended November 1, 2008, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 2, 2008	2,926,553	$7.46
Granted	523,000	$3.78
Exercised	(6,000)	$1.77
Canceled	(869,194)	$6.45

Outstanding at November 1, 2008	2,574,359	$7.07	3.41	$61
Vested and expected to vest in the future at November 1, 2008	2,405,395	$7.25	3.34	$50
Exercisable at November 1, 2008	1,757,622	$8.29	2.93	$2

Options vested and expected to vest in the future is comprised of all options outstanding at November 1, 2008, net of estimated forfeitures. Additional information regarding stock options outstanding as of November 1, 2008, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of November 1, 2008	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of November 1, 2008	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 4.09	532,500	4.93	$3.49	87,300	$3.30
4.26 - 5.84	726,312	2.88	5.42	514,819	5.63
5.92 - 6.72	567,047	2.63	6.45	411,003	6.47
6.81 - 11.76	590,750	3.50	9.74	586,750	9.76
11.79 - 23.02	157,750	3.17	19.01	157,750	19.01

$ 1.81 - $ 23.02	2,574,359	3.41	$7.07	1,757,622	$8.29

The weighted-average grant-date fair value of options granted during the 13 and 39 weeks ended November 1, 2008, and the 13 and 39 weeks ended November 3, 2007, was $1.67, $1.50, $2.35 and $2.86, respectively. The total intrinsic value for options exercised during the 39 weeks ended November 1, 2008, and the 39 weeks ended November 3, 2007 was less than $0.1 million and $0.1 million, respectively.

Cash received from option exercises under all Plans for the 39 weeks ended November 1, 2008, and November 3, 2007, was less than $0.1 million and $0.2 million, respectively. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize its deferred income tax assets.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

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

During the 39 weeks ended November 1, 2008, the Company granted 249,025 shares of restricted common stock to certain employees and directors under the Plans. During the 39 weeks ended November 3, 2007, the Company granted 590,000 shares of restricted common stock to certain employees under the Plans. Restricted common stock awards generally vest over periods ranging from one to three years. The weighted-average grant-date fair value of the restricted common stock granted during the 39 weeks ended November 1, 2008, was $3.10 per share and during the 39 weeks ended November 3, 2007, was $3.26 per share. The Company recorded approximately $0.5 million, $1.2 million, $0.5 million and $1.6 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 and 39 weeks ended November 1, 2008, and the 13 and 39 weeks ended November 3, 2007, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

During the 13 and 39 weeks ended November 1, 2008, the Company granted 90,000 performance shares to a certain officer under the 2005 Plan. During the 13 and 39 weeks ended November 3, 2007, the Company granted 1,000,000 and 1,267,960 performance shares to certain officers under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during the 13 and 39 weeks ended November 1, 2008, and the 13 and 39 weeks ended November 3, 2007, which included consideration of the probability of such shares vesting, was $2.07, $2.07, $1.90 and $2.74 per share, respectively. The Company recorded $0.1 million, $0.8 million, $0.3 million and $0.6 million of compensation expense during the 13 and 39 weeks ended November 1, 2008, and the 13 and 39 weeks ended November 3, 2007, respectively, related to performance shares granted to officers. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 39 weeks ended November 1, 2008:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 2, 2008	2,082,793	$3.08
Granted	339,025	$2.83
Vested	(260,833)	$3.71
Forfeited	(327,225)	$5.25

Nonvested at November 1, 2008	1,833,760	$2.56

In the table above, the number of nonvested restricted common stock and performance shares at February 2, 2008, has been reduced by 650,000 shares for restricted common stock that vested on January 27, 2008, that was inadvertently not reflected as vested in Note 2 of the Company’s consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The fair value of restricted common stock and performance shares that vested during the 39 weeks ended November 1, 2008, was $1.0 million.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

At November 1, 2008, there was $2.5 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $1.6 million relates to restricted common stock and $0.9 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.3 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Cost of sales	$116	$124	$203	$573
Selling, general and administrative expenses	843	1,309	2,158	3,381

Stock-based compensation	$959	$1,433	$2,361	$3,954

Change in Estimated Forfeiture Rate

In the first quarter of fiscal 2008, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense for its executives, which in fiscal 2007 had been grouped separately from non-executives based on dissimilar historical forfeiture experience, from a 5% forfeiture rate to a 10% forfeiture rate. During the same period, the Company also realized a benefit from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive departures from the Company. The impact of these events was a benefit of approximately $0.9 million, of which $0.3 million was included in cost of sales and $0.6 million was included in selling, general and administrative expenses in the condensed consolidated statement of operations for the 39 weeks ended November 1, 2008.

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of November 1, 2008. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

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

For the 39 weeks ended November 1, 2008, and November 3, 2007

(Unaudited)

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants (Continued)

At November 1, 2008, the amount outstanding under the Facility consisted of $7.4 million in open commercial letters of credit related to merchandise purchases and $1.8 million in outstanding standby letters of credit, and the Company had $25.8 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

During the 39 weeks ended November 1, 2008, investors in the Company’s Notes converted $3.4 million of the Notes into 2,274,804 shares of Class A common stock. As a result of these conversions, the Company recorded net non-cash interest charges of $1.9 million during the 39 weeks ended November 1, 2008, to write-off a ratable portion of unamortized debt discount, deferred financing costs and accrued interest associated with the Notes.

During the 39 weeks ended November 1, 2008, and the 39 weeks ended November 3, 2007, investors also exercised portions of outstanding common stock warrants, resulting in the issuance of 1,545,720 shares and 909,752 shares, respectively, of Class A common stock in exchange for $5.6 million and $2.3 million, respectively, of proceeds to the Company.

During the 39 weeks ended November 1, 2008, investors in the Company’s Convertible Preferred Stock (the “Preferred Stock”) converted $0.6 million of Preferred Stock into 185,333 shares of Class A common stock.

At November 1, 2008, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

NOTE 4 – Net Income (Loss) Per Share

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

The dilutive effect of stock warrants is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect of stock options is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, unamortized compensation on share-based awards, and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the common stock at the average market price during the period. The dilutive effect of unvested restricted stock awards is determined using the “treasury stock” method, whereby vesting is assumed at the beginning of the reporting period, and unamortized compensation on share-based awards and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect of unvested performance shares is determined using the “treasury stock” method in a manner similar to that applied to unvested restricted stock; however, unvested performance share awards are not included in the computations of diluted earnings per share during the 13 and 39 weeks ended November 1, 2008, and the 13 and 39 weeks ended November 3, 2007, because their effect would have been anti-dilutive and/or they did not meet the criteria in SFAS No. 128 for inclusion of contingently issuable shares in diluted earnings per share.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

(Unaudited)

NOTE 4 – Net Income (Loss) Per Share (Continued)

Diluted earnings per share for the 13 and 39 weeks ended November 1, 2008, and the 39 weeks ended November 3, 2007, have been computed assuming the conversion of the Notes and Preferred Stock and through application of the “treasury stock” method with respect to other dilutive securities. In accordance with EITF Issue No. 03-6, however, the “if-converted” method, whereby interest costs associated with the Notes and Preferred Stock, net of income tax effects, would be added back to the numerator in the calculation, has not been applied to these securities to calculate diluted earnings per share since the effect would be anti-dilutive. For the 13 and 39 weeks ended November 1, 2008, and the 39 weeks ended November 3, 2007, such interest costs not added back to the numerator in the diluted earnings per share calculation were $0.2 million, $2.6 million, and $0.7 million, respectively.

The effect of the two-class method with respect to the Notes and Preferred Stock is dilutive for the 13 and 39 weeks ended November 1, 2008, and the 39 weeks ended November 3, 2007. The following table summarizes the allocation of undistributed earnings among Class A common stock, the Notes and the Preferred Stock, using the two-class method and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Numerator:
Net income (loss)	$6,786	$(3,319)	$25,862	$11,024
Less: Undistributed earnings allocable to – Notes	(214)	—	(1,122)	(608)
Preferred Stock	(45)	—	(186)	(82)

Net income (loss) allocable to Class A common stock	$6,527	$(3,319)	$24,554	$10,334

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Denominator:
Denominator for basic earnings (loss) per share – weighted-average Class A common stock outstanding	94,680,063	90,014,566	92,564,341	91,517,322
Notes weighted-average shares outstanding	3,111,113	—	4,227,684	5,385,918
Preferred Stock weighted-average shares outstanding	657,161	—	700,609	722,333
Other dilutive securities:
Stock options	34,211	—	27,275	178,243
Stock warrants	1,397,720	—	1,431,285	3,977,298
Restricted stock	378,600	—	334,298	675,599

Denominator for diluted earnings (loss) per share	100,258,868	90,014,566	99,285,492	102,456,713

Basic earnings (loss) per share – Class A common stock	$0.07	$(0.04)	$0.27	$0.11

Diluted earnings (loss) per share	$0.07	$(0.04)	$0.26	$0.11

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

(Unaudited)

NOTE 4 – Net Income (Loss) Per Share (Continued)

The computations of diluted earnings and loss per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been anti-dilutive or, in the case of performance shares, because they did not meet the criteria in SFAS No. 128 for inclusion of contingently issuable shares in diluted earnings per share.

	13-Week Period Ended		39-Week Period Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Stock options outstanding	2,332,848	3,417,981	2,346,324	2,773,857
Nonvested restricted stock awards	—	1,442,333	—	590,000
Performance shares	1,185,940	3,490,460	1,185,940	3,490,460
Stock issuable upon conversion of secured convertible notes	—	5,385,918	—	—
Stock issuable upon conversion of preferred stock	—	722,333	—	—
Stock issuable upon exercise of warrants—June 2004 warrants	1,723,705	2,109,275	1,968,041	—
Series B warrants	—	494,466	—	—
Series C warrants	—	1,245,536	—	—
Series D warrants	—	2,242,989	—	—
Series E warrants	—	6,549,107	—	—

Total	5,242,493	27,100,398	5,500,305	6,854,317

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of November 1, 2008, and November 3, 2007, would have resulted in proceeds to the Company of $40.3 million and $45.9 million, respectively.

NOTE 5 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. The court has extended the period of time in which an appeal may be filed to March 2009. As of November 1, 2008, the Company had accrued in accrued liabilities on its condensed consolidated balance sheet an amount equal to the settlement amount.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

(Unaudited)

NOTE 5 – Commitments and Contingencies (Continued)

In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California, Southern Division, alleging violations of The Fair Credit Reporting Act (the “FCRA”), and in February 2007 a class action complaint was filed against the Company alleging similar violations in United States District Court, Central District of California, Western Division. The plaintiffs in the February 2007 complaint dismissed the complaint with prejudice in August 2007. The FCRA provides in part that portions of the credit card number may not be printed together with expiration dates on credit or debit card receipts given to customers. The FCRA imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise, damages are limited to actual losses incurred by the card holder. On December 11, 2007, the Company reached a tentative agreement to settle the January 2007 complaint for less than $0.1 million. However, prior to the receipt of the executed settlement agreement, on February 8, 2008, the Company was named in another action, alleging the same violation, in the U.S. District Court, Western District of Pennsylvania. As a result, the Company withdrew its offer to settle the January 2007 action noted above. On June 3, 2008, the Credit and Debit Card Receipt Clarification Act of 2007 was enacted. This measure amended the FCRA to declare that a company that printed an expiration date on any receipt provided to a consumer cardholder at the point of sale or transaction between December 4, 2004, and the enactment of this legislation, but otherwise complied with FCRA requirements for such receipt, shall not be in willful noncompliance by reason of printing such expiration date on it. On July 1, 2008, and July 14, 2008, dismissals were filed by the plaintiffs in the United States District Court Central District of California and the United States District Court for the Western District of Pennsylvania, respectively. The Company made nominal settlement payments for both claims and all parties agreed that the actions were dismissed with prejudice and that each party was to bear all of its own costs and attorneys fees.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from May 21, 2003, through May 21, 2007. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at November 1, 2008.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from September 29, 2004 through September 29, 2008. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. The Company’s responsive plea was filed on Friday, November 14, 2008. The parties have stipulated that the case be transferred to the complex panel of the San Francisco Superior Court for case management purposes. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at November 1, 2008.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of November 1, 2008, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

(Unaudited)

NOTE 6 – Segment Reporting

The Company operates exclusively in the retail apparel industry, in which it sells fashionable and contemporary apparel and accessory items, primarily through mall-based chains of retail stores, to female consumers with a young, active lifestyle. The Company has identified two operating segments (“Wet Seal” and “Arden B”) as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Internet operations for Wet Seal and Arden B are included in their respective operating segments. Prior to fiscal 2007, the Company had aggregated these segments into one reportable segment due to the similarities of the economic and operating characteristics of the operations represented by the Company’s two divisions.

In fiscal 2007, due to the poor profit performance of the Arden B division and the disparity in financial performance between the two divisions, the Company concluded that it no longer considers its operating segments economically similar under the aggregation criteria of SFAS No. 131. Information for the 13 and 39 weeks ended November 1, 2008, and the 13 and 39 weeks ended November 3, 2007, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended November 1, 2008	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$122,487	$24,157	$—	$146,644
% of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$16,760	$(2,257)	$(7,451)	$7,052
Depreciation and amortization expense	$2,591	$755	$255	$3,601
Interest income	$—	$—	$587	$587
Interest expense	$—	$—	$209	$209
Income (loss) before provision for income taxes	$16,760	$(2,257)	$(7,073)	$7,430

13 Weeks Ended November 3, 2007	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$118,687	$31,590	$—	$150,277
% of consolidated net sales	79%	21%	—	100%
Operating income (loss)	$12,813	$(7,726)	$(9,534)	$(4,447)
Depreciation and amortization expense	$2,202	$846	$367	$3,415
Interest income	$—	$—	$1,397	$1,397
Interest expense	$—	$—	$372	$372
Income (loss) before provision (benefit) for income taxes	$12,813	$(7,726)	$(8,509)	$(3,422)

39 Weeks Ended November 1, 2008	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$360,365	$77,729	$—	$438,094
% of consolidated net sales	82%	18%	—	100%
Operating income (loss)	$51,934	$(2,112)	$(22,249)	$27,573
Depreciation and amortization expense	$7,662	$2,336	$794	$10,792
Interest income	$—	$—	$1,884	$1,884
Interest expense	$—	$—	$2,601	$2,601
Income (loss) before provision for income taxes	$51,934	$(2,112)	$(22,966)	$26,856

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended November 1, 2008, and November 3, 2007

(Unaudited)

NOTE 6 – Segment Reporting (Continued)

39 Weeks Ended November 3, 2007	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$336,190	$95,421	$—	$431,611
% of consolidated net sales	78%	22%	—	100%
Operating income (loss)	$43,817	$(9,598)	$(26,290)	$7,929
Depreciation and amortization expense	$6,058	$2,548	$1,319	$9,925
Interest income	$—	$—	$4,312	$4,312
Interest expense	$—	$—	$876	$876
Income (loss) before provision for income taxes	$43,817	$(9,598)	$(22,854)	$11,365

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

Wet Seal operating segment results in the 13 and 39 weeks ended November 1, 2008, include $0.1 million and $0.4 million, respectively, of non-cash asset impairment charges. Wet Seal operating segment results in the 39 weeks ended November 3, 2007, include $0.1 million of non-cash asset impairment charges.

Arden B operating segment results in the 13 and 39 weeks ended November 1, 2008, include $0.4 million and $0.4 million, respectively, of non-cash asset impairment charges. Arden B operating segment results in the 13 and 39 weeks ended November 3, 2007, include $1.6 million and $1.7 million, respectively, of non-cash asset impairment charges.

Corporate expenses in the 39 weeks ended November 1, 2008, include non-cash interest expense of $1.9 million as a result of accelerated write-off of discounts on Secured Convertible Notes, deferred financing costs and accrued interest upon conversions of Secured Convertible Notes.

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

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. As of November 1, 2008, we operated 500 retail stores in 47 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

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

Wet Seal. Wet Seal is a junior apparel brand for teenage girls that seek trend-focused and value competitive clothing with a target customer age of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced fashionable apparel and accessories. Wet Seal stores average approximately 3,900 square feet in size. As of November 1, 2008, we operated 409 Wet Seal stores.

Arden B. Arden B is a fashion brand for the feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 35 years old and seeks to deliver contemporary collections of fashion separates and accessories for various aspects of the customers’ lifestyles. Arden B stores average approximately 3,100 square feet in size. As of November 1, 2008, we operated 91 Arden B stores.

We maintain a web-based store located at www.wetseal.com, offering Wet Seal merchandise to customers over the internet. We also maintain a web-based store located at www.ardenb.com, offering Arden B apparel and accessories comparable to those carried in our stores. Our online stores are designed to serve as an extension of the in-store experience and offer a wide selection of merchandise, which helps expand in-store sales. Internet operations for both Wet Seal and Arden B are included in their respective operating segments.

See Note 6 of the Notes to Condensed Consolidated Financial Statements and Segment Information elsewhere within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for financial information regarding segment reporting.

Current Trends and Outlook

We currently operate in a challenging retail environment driven by several factors, including recent increases in food prices, decrease in consumer spending and disruptions in the United States housing and financial markets. Our comparable store sales decreased 7.6% for the 13 weeks ended November 1, 2008, driven by a 25.0% comparable store sales decline in our Arden B division as we continued our efforts to position the division with new merchandise that we believe will appeal more to our customer’s wants and refine the division’s promotional and pricing strategies, and a 3.0% comparable store sales decline in our Wet Seal division. We have made progress on several key initiatives at both divisions during fiscal 2008, including the addition of a chief merchandise officer at Wet Seal, organizational changes at Arden B, improved inventory management, better aligned management incentive goals and increased operating efficiencies. While we have made this progress, we will continue to focus on increasing store level efficiencies and lowering operating costs. We will continue to take aggressive steps to revitalize Arden B, including continued maintenance of conservative inventory levels, advancing on our goal of continuing to phase in a better merchandise assortment and modify certain pricing and promotional strategies in an effort to enhance sales without sacrificing margin performance. At the same time, we will remain focused on continuing productivity and cost savings initiatives, as well as on several initiatives to improve sales productivity, at both divisions. During the four weeks ended November 29, 2008, we experienced the continuing effects of this difficult retail environment, with a comparable store sales decline of 13.9%, comprised of a 27.9% decline in our Arden B division and a 9.7% decline in our Wet Seal division.

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

Store Openings and Closures

During the 39 weeks ended November 1, 2008, we opened eight Wet Seal stores and closed two Arden B stores. We believe future store closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease. Including net store openings already completed through November 1, 2008, we expect a net increase of four net new stores during fiscal 2008, with approximately thirteen planned openings at Wet Seal offset by two closings at Wet Seal and seven closings at Arden B. This number could vary based upon the outcome of several store lease negotiations currently in process.

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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-based compensation, income taxes, insurance reserves and derivative financial instruments. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. However, we have made a change in forfeiture rate estimates for executives affecting stock based compensation, and we continue to evaluate available evidence supporting our 100% valuation allowance against our net deferred income tax assets. Additionally, we have modified our sales return policy to only allow customers to return merchandise within 21 days of original purchase. We also modified the sales return policy such that Wet Seal merchandise may be returned for store credit only and Arden B merchandise may be returned for cash refund or store credit within seven days of the original purchase date, and for store credit only thereafter. The following updates the Form 10-K discussions of our critical accounting policies for stock-based compensation and income taxes.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and our historical operating losses, management concluded during fiscal 2004 that it was more likely than not that we would not realize our net deferred tax assets. As a result of this conclusion, we reduced our net deferred tax assets to zero by establishing a tax valuation allowance in fiscal 2004. In addition, we discontinued recognizing income tax benefits in the consolidated statements of operations until it has determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets.

We began fiscal 2008 with approximately $138 million of federal net operating loss carry forwards available to offset taxable income in fiscal 2008 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code (“Section 382”). We believe our net operating loss carry forwards available will be sufficient to offset all federal regular taxable income in fiscal 2008. Accordingly, we forecast an effective income tax rate of 3.7% in fiscal 2008 related to a limited portion of federal alternative minimum taxes that cannot be offset by net operating loss carry forwards, as well as income taxes in the State of California, which cannot be offset by net operating loss carryforwards, and certain other state income taxes.

As noted above, we maintain a 100% valuation allowance against our net deferred income tax assets, which are comprised primarily of net operating loss carryforwards. As of November 1, 2008, evidence does not support realization of these net deferred income tax assets. However, going forward, as we continue to evaluate available evidence, it is possible that some or all of our deferred income tax assets may be deemed realizable. If so, the valuation allowance recorded against those deferred income tax assets, which we currently estimate will be in excess of $70 million by the end of the current fiscal year, may be reversed, possibly as soon as the end of the current fiscal year. If such valuation allowance is reversed, we would re-establish our deferred income tax assets on our condensed consolidated balance sheet and record an immediate benefit to income taxes for a substantial majority of the reversal and would record an increase to paid-in capital for the remainder of the reversal. Prospectively, we would report an effective income tax rate much closer to statutory rates, which we estimate to be in the range of 38% to 40%. However, this would not change the our current expectations that we will not incur significant cash income tax payments in fiscal 2008 or fiscal 2009 as we continue to utilize available net operating loss carryforwards.

Section 382 contains provisions that may limit the availability of federal net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Our current expectations regarding the federal net operating loss carry forwards we may use annually in fiscal 2008 and thereafter are based on calculations made by management in April 2005 and December 2006, at which times we incurred Section 382 ownership changes. If we were to determine we had incurred another ownership change at some time after December 2006, we would be required to re-calculate our annual federal net operating loss utilization limit, which could result in a decrease to net operating loss carryforwards annually available to offset taxable income.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 was required for companies with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) Nos. 157-1 and 157-2, which partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. We adopted SFAS No. 157 effective February 3, 2008, for all financial assets and liabilities as required; however, the adoption of SFAS No. 157 did not affect our condensed consolidated financial statements. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements when fully adopted in fiscal 2009.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 provides guidance for the valuation of financial assets in an inactive market, the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. We do not expect FSP 157-3 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157. As required, we adopted SFAS No. 159 effective February 3, 2008; however, we elected not to apply the fair value option to any of our assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not affect our consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with non-forfeitable dividend rights, irrespective of whether the entity declared and/or pays a dividend. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. As of November 1, 2008, we have outstanding approximately 1.5 million shares of restricted common stock and performance shares that meet the criteria for participating securities under FSP EITF 03-6-1. However, we have not yet determined the impact that the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week and 39-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.7	71.4	67.0	67.3

Gross margin	31.3	28.6	33.0	32.7
Selling, general and administrative expenses	26.1	30.6	26.5	30.4
Asset impairment	0.4	1.0	0.2	0.4

Operating income (loss)	4.8	(3.0)	6.3	1.9
Interest income (expense), net	0.2	0.7	(0.2)	0.8

Income (loss) before provision (benefit) for income taxes	5.0	(2.3)	6.1	2.7
Provision (benefit) for income taxes	0.4	(0.1)	0.2	0.1

Net income (loss)	4.6%	(2.2)%	5.9%	2.6%

Thirteen Weeks Ended November 1, 2008, Compared to Thirteen Weeks Ended November 3, 2007

Net sales

13 Weeks Ended November 1, 2008	Change From Prior Fiscal Period	13 Weeks Ended November 3, 2007
($ in millions)
Net sales	$146.6	$(3.7)	(2.4)%	$150.3
Comparable store sales decrease	(7.6)%

Net sales for the 13 weeks ended November 1, 2008, decreased primarily as a result of the following:

•

A decrease of 7.6% in comparable store sales resulting from a 6.7% decline in comparable store average dollar sales and a 1.9% decrease in comparable store average transaction counts. Comparable store average dollar sales decreased mainly due to a 8.3% decline in our average unit retail prices, partially offset by a 4.0% increase in the number of units purchased per customer, compared to the prior year.

However, this decrease was partially offset by the following:

•	An increase in the number of stores open, from 490 stores as of November 3, 2007, to 500 stores as of November 1, 2008; and

•	A 36.3% increase in combined internet sales for both of our divisions.

Cost of sales

13 Weeks Ended November 1, 2008	Change From Prior Fiscal Period	13 Weeks Ended November 3, 2007
($ in millions)
Cost of sales	$100.7	$6.5	(6.1)%	$107.2
Percentage of net sales	68.7%	(2.7)%	71.4%

Cost of sales includes the cost of merchandise, markdowns, inventory shortages, inventory valuation adjustments, inbound freight, payroll expenses associated with design, buying, planning and allocation, processing, receiving and other warehouse costs, and rent, depreciation and amortization and other occupancy expenses associated with our stores and distribution center.

Cost of sales decreased in dollars primarily as a result of decreased merchandise costs, associated with the 2.4% decrease in net sales, partially offset by an increase in occupancy costs due to our increase in store count. Cost of sales as a percentage of net sales was positively impacted by a decrease in buying costs due to the realignment of the Arden B buying and design organization, certain open buying positions for a portion of the quarter, a decrease in seasonal and annual merchant incentive bonuses due to declining divisional performance, and a change in stock compensation forfeiture rate from 5% to 10% based on historical analysis, partially offset by a recruiting fee in the current quarter to search for a chief merchant officer in the Wet Seal division. Cost of sales as a percentage of net sales was also positively impacted by an increase in merchandise margin as a percentage of sales. The merchandise margin increased due to a decrease in markdown rates at our Arden B division and higher initial markup rates compared to the prior year. Cost of sales as a percentage of net sales was negatively impacted by a deleveraging effect on store occupancy costs resulting from the decline in comparable store sales.

Selling, general and administrative expenses (SG&A)

13 Weeks Ended November 1, 2008	Change From Prior Fiscal Period	13 Weeks Ended November 3, 2007
($ in millions)
Selling, general and administrative expenses	$38.3	$(7.6)	(16.5)%	$45.9
Percentage of net sales	26.1%	(4.5)%	30.6%

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

Selling expenses decreased from the prior year by approximately $5.6 million, despite a higher average store count compared to the prior year, to $30.4 million. As a percentage of net sales, selling expense was 20.7%, or 340 basis points lower as a percentage of net sales than a year ago.

The following contributed to the current year decrease in selling expenses:

•

A $2.9 million decrease in payroll and benefits costs as a result of lower sales volume, improved alignment of store incentive programs with sales and labor productivity performance, and a decrease in claim costs in our employee health care plan, primarily due to the prior year including an increase in claim costs as a result of one unusual case;

•

A $0.9 million decrease in advertising and marketing expenditures due to elimination of print advertising programs in fiscal 2008 and the decision not to execute certain advertising activities at our Arden B division until merchandise content improves;

•	A $0.5 million decrease in store supply costs;

•	A $0.4 million decrease in merchandise delivery costs due to reduced shipping costs as a result of a change in freight carriers;

•	A $0.3 million decrease in bags and boxes costs as a result of lower sales volume;

•	A $0.2 million decrease in store operations meeting costs;

•	A $0.1 million decrease in bad debt costs as a result of decreased credit card chargebacks in our internet operations;

•	A $0.1 million decrease in store travel; and

•	A $0.2 million net decrease in other selling costs.

General and administrative expenses decreased approximately $2.0 million from the prior year to $7.9 million. As a percentage of net sales, general and administrative expenses were 5.4%, or 110 basis points lower than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	A $0.7 million decrease as a result of a separation agreement in the prior year upon departure of our former chief executive officer;

•	A $0.7 million decrease in corporate wages and payroll taxes due to reduced staffing levels from a January 2008 organizational restructuring;

•	A $0.5 million decrease in recruiting fees primarily associated with our search for a chief executive officer in the prior year;

•	A $0.2 million decrease in board of directors stock compensation expense;

•	A $0.2 million decrease in stock compensation primarily due to a change in the estimated forfeiture rate from 5% to 10% for executives; and

•

A $0.2 million decrease in consultant fees primarily as a result of the prior year including fees for a customs import audit and a decrease in store lease review fees due to a decline in fiscal 2008 store openings.

However, the decreases in general and administrative expenses were partially offset by the following increases:

•	A $0.1 million increase in legal fees as the prior year included a $0.1 million insurance reimbursement of previously incurred legal fees;

•	A $0.3 million increase in computer maintenance expense primarily due to software license and support for an Oracle upgrade; and

•	A $0.1 million net increase in other general and administrative costs.

Asset impairment

13 Weeks Ended November 1, 2008	Change From Prior Fiscal Period	13 Weeks Ended November 3, 2007
($ in millions)
Asset impairment	$0.5	$(1.1)	(66.9)%	$1.6
Percentage of net sales	0.4%	(0.6)%	1.0%

Based on our quarterly assessment of the carrying value of long-lived assets, during the 13 weeks ended November 1, 2008, and the 13 weeks ended November 3, 2007, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, as well as wrote down the value of certain capital additions previously recorded to impaired stores, resulting in non-cash charges of $0.5 million and $1.6 million, respectively.

Interest income, net

13 Weeks Ended November 1, 2008	Change From Prior Fiscal Period	13 Weeks Ended November 3, 2007
($ in millions)
Interest income, net	$0.4	$(0.6)	(63.1)%	$1.0
Percentage of net sales	0.2%	(0.5)%	0.7%

We generated interest income, net, of $0.4 million in the 13 weeks ended November 1, 2008, comprised of:

•	Interest income of $0.6 million from investments in cash and cash equivalents; and

•

Non-cash interest expense of $0.2 million with respect to our secured convertible notes, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal.

In the 13 weeks ended November 3, 2007, we generated interest income, net, of $1.0 million, comprised of $1.3 million of interest income from investments in cash, cash equivalents and marketable securities, and a non-cash credit of $0.1 million from capitalized interest during the construction period on new store openings, partially offset by $0.2 million of non-cash interest expense on our secured convertible notes comprised of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; a non-cash interest expense of $0.1 million to recognize the increase in market value of a derivative liability; and interest expense of $0.1 million for the amortization of deferred financing costs and the payment of letter of credit fees.

Provision (benefit) for income taxes

	13 Weeks Ended November 1, 2008	Change From Prior Fiscal Period		13 Weeks Ended November 3, 2007
		($ in millions)
Provision (benefit) for income taxes	$0.6	$0.7	725.2%	$(0.1)

We have net operating loss carryforwards available, subject to certain limitations, to offset our regular taxable income in fiscal 2008. The current year third quarter included a provision for income taxes at an effective rate of 8.7% in order to increase the year-to-date provision for income taxes to an effective rate of 3.7%. The increase in effective rate over the previous estimate through the second quarter resulted from a recent State of California tax law change that disallows use of net operating loss carry forwards in 2008 and 2009 to offset state taxable income. The effect of this increase in effective rate on third quarter results, relative to the effective rate used during the first half of the year, was an increase in the provision for income taxes of approximately $0.5 million. Accordingly, we currently recognize a provision for income taxes using estimated effective tax rates of 1.7% for federal income taxes and 2.0% for state income taxes. These effective rates are based on the portion of our estimated alternative minimum taxable income for fiscal 2008 that cannot be offset by net operating loss carryforwards.

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

Wet Seal:

(In thousands, except sales per square foot and store count data)	13 Weeks Ended November 1, 2008	13 Weeks Ended November 3, 2007
Net sales	$122,487	$118,687
% of consolidated net sales	84%	79%
Comparable store sales % decrease compared to the prior year fiscal quarter	(3.0)%	(0.7)%
Operating income	$16,760	$12,813
Sales per square foot	$72	$77
Number of stores as of quarter end	409	396
Square footage as of quarter end	1,610	1,557

Wet Seal comparable stores sales decreased 3.0% during the 13 weeks ended November 1, 2008, compared to a prior year quarter decrease of 0.7%. The decrease during the 13 weeks ended November 1, 2008, was due primarily to a 3.6% decline in comparable store average dollar sale and by a 0.4% decrease in comparable store average transaction counts per store. The decrease in comparable store average dollar sale resulted from a 4.4% decrease in our average unit retail prices, partially offset by a 4.0% increase in units purchased per customer. The net sales increase was attributable to the increase in number of stores open, from 396 stores as of November 3, 2007, to 409 stores as of November 1, 2008, and a $2.1 million increase in net sales in our internet business, partially offset by the comparable store sales decline.

Wet Seal’s operating income increased to 13.7% of net sales during the 13 weeks ended November 1, 2008, from 10.8% during the 13 weeks ended November 3, 2007. The increase in operating income, as a percentage of sales, was due primarily to a decrease in store payroll costs as a result of improved store labor management and reduced task driven activities, and an increase in merchandise margin as a result of lower markdown rates, and an increase in initial markup rates, compared to prior year, partially offset by an increase in occupancy costs resulting from the deleveraging effect of a decrease in comparable store sales. Additionally, during the 13 weeks ended November 1, 2008, operating income included asset impairment charges of $0.1 million to write down the carrying value of long-lived assets that were identified during our quarterly evaluations of the carrying value of long-lived assets in excess of forecasted undiscounted cash flows. During the 13 weeks ended November 3, 2007, the Wet Seal division incurred no impairment charges.

Arden B:

(In thousands, except sales per square foot and store count data )	13 Weeks Ended November 1, 2008	13 Weeks Ended November 3, 2007
Net sales	$24,157	$31,590
% of consolidated net sales	16%	21%
Comparable store sales % decrease compared to the prior year fiscal quarter	(25.0)%	(12.1)%
Operating loss	$(2,257)	$(7,726)
Sales per square foot	$78	$102
Number of stores as of quarter end	91	94
Square footage as of quarter end	283	295

Arden B comparable stores sales decreased 25.0% during the 13 weeks ended November 1, 2008, compared to a prior year quarter decrease of 12.1%. The decrease during the 13 weeks ended November 1, 2008 was due primarily to a 17.5% decrease in comparable store average transaction counts per store and a 9.1% decrease in comparable store average dollar sale. The decrease in the average dollar sale resulted from a 7.9% decline in our average unit retail prices and a 1.1% decline in units purchased per customer.

Arden B incurred an operating loss of 9.3% of net sales during the 13 weeks ended November 1, 2008, compared to incurring an operating loss of 24.5% of net sales during the 13 weeks ended November 3, 2007. The improvement in operating results was due primarily to an increase in merchandise margin resulting from a significant decrease in markdown rates, and higher initial markup rates, a decrease in buying costs due to the restructuring of the Arden B buying and design groups, a decrease in store payroll costs as a result of lower sales compared to prior year and a decrease in advertising and marketing expenditures due to elimination of Arden B print advertising programs in fiscal 2008 and the decision not to execute certain advertising activities at our Arden B division until merchandise content improves. These decreases were partially offset by the deleveraging effect on occupancy and other operating costs resulting from the decrease in comparable store sales. Additionally, during the 13 weeks ended November 1, 2008, and the 13 weeks ended November 3, 2007, operating loss included asset impairment charges of $0.4 million and $1.6 million, respectively to write down the carrying value of long-lived assets that were identified during our quarterly evaluations of the carrying value of long-lived assets in excess of forecasted undiscounted cash flows.

Thirty-Nine Weeks Ended November 1, 2008, Compared to Thirty-Nine Weeks Ended November 3, 2007

Net sales

39 Weeks Ended November 1, 2008	Change From Prior Fiscal Period	39 Weeks Ended November 3, 2007
($ in millions)
Net sales	$438.1	$6.5	1.5%	$431.6
Comparable store sales decrease	(6.5)%

Net sales for the 39 weeks ended November 1, 2008, increased as a result of the following:

•	An increase in the number of stores open, from 490 stores as of November 3, 2007, to 500 stores as of November 3, 2008; and

•	A 19.1% increase in combined internet sales for both of our divisions.

However, this increase was partially offset by the following:

•

A decrease of 6.5% in comparable store sales resulting from a 1.7% decline in comparable store average transaction counts and a 5.9% decline in comparable store average dollar sales. Comparable store average dollar sales decreased due to a 6.4% decline in our average unit retail prices, partially offset by a 2.5% increase in the number of units purchased per customer, compared to the prior year.

Cost of sales

39 Weeks Ended November 1, 2008	Change From Prior Fiscal Period	39 Weeks Ended November 3, 2007
($ in millions)
Cost of sales	$293.5	$3.0	1.0%	$290.5
Percentage of net sales	67.0%	(0.3)%	67.3%

Cost of sales increased in dollars primarily as a result of an increase in occupancy costs due to our increase in store count and an increase in sales, partially offset by nominal pre-opening costs incurred in the current year compared to $1.3 million of pre-opening costs incurred in the prior year. Cost of sales decreased as a percentage of net sales primarily due to an increase in merchandise margin rate, which was due primarily to a decrease in markdown rates. Additionally, cost of sales decreased as a result of a favorable impact from a decrease in buying costs due to the realignment of the Arden B buying and design organization, certain open buying positions for a portion of the year, a decrease in seasonal and annual merchant incentive bonuses due to declining performance and a change in stock compensation forfeiture rate from 5% to 10% based on historical analysis, partially offset by a recruiting fee to search for a chief merchant officer in the Wet Seal division. Cost of sales as a percentage of net sales was negatively impacted primarily by a deleveraging effect on store occupancy costs resulting from the decline in comparable store sales.

Selling, general and administrative expenses (SG&A)

39 Weeks Ended November 1, 2008	Change From Prior Fiscal Period	39 Weeks Ended November 3, 2007
($ in millions)
Selling, general and administrative expenses	$116.2	$(15.1)	(11.5)%	$131.3
Percentage of net sales	26.5%	(3.9)%	30.4%

Selling expenses decreased from the prior year by approximately $11.1 million, despite a higher average store count compared to the prior year, to $92.5 million.

The following contributed to the current year decrease in selling expenses:

•

A $4.6 million decrease in payroll and benefits costs as a result of lower sales volume, improved alignment of store incentive programs with sales and labor productivity performance, reduced task driven store activities, a decrease in claim costs in our employee health care plan, primarily due to the prior year including an increase in claim costs as a result of two unusual cases, and a reduction in store pre-opening costs;

•

A $3.0 million decrease in advertising and marketing expenditures due to elimination of Arden B print advertising programs in fiscal 2008 and the decision not to execute certain advertising activities at our Arden B division until merchandise content improves;

•	A $1.3 million decrease in store supply costs;

•	A $0.5 million decrease in merchandise delivery costs due to reduced shipping costs as a result of a change in freight carriers;

•	A $0.5 million decrease in travel costs;

•	A $0.4 million decrease in store operations meeting costs;

•	A $0.3 million decrease in internet production order costs due to reduced shipping costs and improved efficiency in order fulfillment;

•	A $0.1 million decrease in stock compensation related to forfeitures for terminated employees;

•	A $0.2 million decrease in bags and boxes costs;

•	A $0.1 million decrease in bad debt costs as a result of decreased credit card chargebacks in our internet operations; and

•	A $0.1 million net decrease in other selling expenses.

General and administrative expenses decreased approximately $4.0 million from the prior year to $23.7 million.

The following contributed to the current year decrease in general and administrative expenses:

•	A $1.6 million decrease in corporate wages and payroll taxes due to reduced staffing levels from a January 2008 organizational restructuring;

•	A $0.8 million decrease in recruiting fees, primarily due to increased recruiting fees to fill positions in the prior year including fees associated with the search of a chief executive officer;

•

A $0.8 million decrease in consultant fees as a result of a decrease in store lease review fees due to a decline in fiscal 2008 store openings, lower internal audit fees as a result of timing of services performed and the prior year including fees for a store efficiency project;

•	A $0.7 million decrease as a result of a separation agreement in the prior year upon departure of our former chief executive officer;

•	A $0.6 million decrease in board of directors stock compensation expense.

•	A $0.4 million decrease in stock compensation primarily due to a change in the estimated forfeiture rate from 5% to 10% for executives; and

•	A $0.3 million decrease in depreciation due to a variety of software programs being completely depreciated in the current year.

However, the decreases in general and administrative expenses were partially offset by the following increases:

•

A $0.9 million increase in legal fees as the prior year included a $0.6 million insurance reimbursement of previously incurred legal fees, and a general increase in the level of necessary legal services; and

•	A $0.3 million increase in computer maintenance expense primarily due to software license and support for an Oracle upgrade.

Asset impairment

39 Weeks Ended November 1, 2008	Change From Prior Fiscal Period	39 Weeks Ended November 3, 2007
($ in millions)
Asset impairment	$0.8	$(1.0)	(54.7)%	$1.8
Percentage of net sales	0.2%	(0.2)%	0.4%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 39 weeks ended November 1, 2008, and the 39 weeks ended November 3, 2007, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $0.8 million and $1.8 million, respectively.

Interest (expense) income, net

39 Weeks Ended November 1, 2008	Change From Prior Fiscal Period	39 Weeks Ended November 3, 2007
($ in millions)
Interest (expense) income, net	$(0.7)	$(4.1)	(120.9)%	$3.4
Percentage of net sales	(0.2)%	(1.0)%	0.8%

We incurred interest expense, net, of $0.7 million in the 39 weeks ended November 1, 2008, comprised of:

•	Net accelerated interest charges of $1.9 million upon the conversion of $3.4 million of convertible notes into 2,274,804 shares of our common stock;

•

Non-cash interest expense of $0.6 million with respect to our secured convertible notes comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal;

•	Amortization of deferred financing costs of $0.1 million associated with our revolving credit facility and secured convertible notes;

•	A non-cash interest credit of $0.1 million to recognize the decrease in market value of a derivative liability; and

•	Interest income of $1.8 million from investments in cash and cash equivalents.

In the 39 weeks ended November 3, 2007, we generated interest income, net, of $3.4 million, comprised of $4.2 million from investments in cash, cash equivalents and marketable securities, and non-cash credits of $0.1 million from capitalized interest during the construction period on new store openings; partially offset by non-cash interest expense of $0.6 million with respect to our secured convertible notes comprised of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; amortization of deferred financing costs of $0.1 million associated with our revolving credit facility and secured convertible notes; non-cash interest expense of $0.1 million to recognize the increase in market value of a derivative liability; and interest expense of $0.1 million in letter of credit fees.

Provision for income taxes

	39 Weeks Ended November 1, 2008	Change From Prior Fiscal Period		39 Weeks Ended November 3, 2007
		($ in millions)
Provision for income taxes	$1.0	$0.7	191.5%	$0.3

We have net operating loss carryforwards available, subject to certain limitations, to offset our regular taxable income in fiscal 2008. As a result of a recent California tax law change, we are disallowed 2008 utilization of net operating loss carry forwards to offset taxable income in that state. Accordingly, we currently recognize a provision for income taxes using estimated effective tax rates of 1.7% for federal income taxes and 2.0% for state income taxes. These effective rates are based on the portion of our estimated alternative minimum taxable income for fiscal 2008 that cannot be offset by net operating loss carryforwards.

Segment Information

Wet Seal:

(In thousands, except sales per square foot and store count data)	39 Weeks Ended November 1, 2008	39 Weeks Ended November 3, 2007
Net sales	$360,365	$336,190
% of consolidated net sales	82%	78%
Comparable store sales % (decrease) increase compared to the prior fiscal year	(2.7)%	0.9%
Operating income	$51,934	$43,817
Sales per square foot	$215	$229
Number of stores as of period end	409	396
Square footage as of period end	1,610	1,557

Wet Seal comparable stores sales decreased 2.7% during the 39 weeks ended November 1, 2008, compared to a prior year increase of 0.9%. The decrease during the 39 weeks ended November 1, 2008, was due primarily to a 3.4% decline in comparable store average dollar sale and a 0.7% decrease in comparable store average transaction counts per store. The decrease in comparable store average dollar sale resulted from a 3.1% decrease in our average unit retail prices, partially offset by a 2.4% increase in units purchased per customer. The net sales increase was attributable primarily to the increase in number of stores open, from 396 stores as of November 3, 2007, to 409 stores as of November 1, 2008, and a $4.3 million increase in net sales in our internet business, partially offset by the comparable store sales decline.

Wet Seal’s operating income increased to 14.4% of net sales during the 39 weeks ended November 1, 2008, from 13.0% during the 39 weeks ended November 3, 2007. The increase in operating income, as a percentage of sales, was due primarily to a decrease in store payroll costs as a result of improved store labor management and reduced task driven activities, partially offset by a decrease in merchandise margin as a result of higher markdown rates due to the competitive retail environment compared to prior year and an increase in occupancy costs resulting from the deleveraging effect of a decrease in comparable store sales. Additionally, during the 39 weeks ended November 1, 2008, and the 39 weeks ended November 3, 2007, operating income included asset impairment charges of $0.4 million and $0.1 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly evaluations of the carrying value of long-lived assets in excess of forecasted undiscounted cash flows.

Arden B:

(In thousands, except sales per square foot and store count data)	39 Weeks Ended November 1, 2008	39 Weeks Ended November 3, 2007
Net sales	$77,729	$95,421
% of consolidated net sales	18%	22%
Comparable store sales % decrease compared to the prior fiscal year	(20.2)%	(6.5)%
Operating loss	$(2,112)	$(9,598)
Sales per square foot	$248	$306
Number of stores as of period end	91	94
Square footage as of period end	283	295

Arden B comparable stores sales decreased 20.2% during the 39 weeks ended November 1, 2008, compared to a prior year decrease of 6.5%. The decrease during the 39 weeks ended November 1, 2008, was due primarily to a 12.3% decrease in comparable store average transaction counts per store and a 9.0% decrease in comparable store average dollar sale. The decrease in comparable store average dollar sale resulted from a 7.8% decline in our average unit retail prices and a 1.7% decrease in units purchased per customer. In addition, Arden B’s net sales during the 39 weeks ended November 1, 2008, included a $0.7 million decrease in net sales in our internet business.

Arden B incurred an operating loss of 2.7% of net sales during the 39 weeks ended November 1, 2008, compared to an operating loss of 10.1% of net sales during the 39 weeks ended November 3, 2007. The improvement in operating results was due primarily to an increase in merchandise margin resulting from a significant decrease in markdown rates and higher initial markup rates, a decrease in buying costs due to the restructuring of the Arden B buying and design group, a decrease in store payroll costs as a result of lower sales compared to the prior year, and a decrease in advertising and marketing expenditures due to elimination of Arden B print advertising programs in fiscal 2008 and the decision not to execute certain advertising activities at our Arden B division until merchandise content improves. These decreases were partially offset by the deleveraging effect on occupancy and other operating costs resulting from the decrease in comparable store sales. Additionally, during the 39 weeks ended November 1, 2008, and the 39 weeks ended November 3, 2007, operating loss included asset impairment charges of $0.4 million and $1.7 million, respectively to write down the carrying value of long-lived assets that were identified during our quarterly evaluations of the carrying value of long-lived assets in excess of forecasted undiscounted cash flows.

Liquidity and Capital Resources

Net cash provided by operating activities was $36.2 million for the 39 weeks ended November 1, 2008, compared to $22.9 million for the same period last year. For the 39 weeks ended November 1, 2008, operating cash flows were due to our net income of $25.9 million, net non-cash charges (primarily depreciation and amortization, non-cash interest expense and stock-based compensation) of $17.0 million, and a decrease in other receivables primarily relating to the collection of tenant improvement allowances of $3.5 million, partially offset by an increase in merchandise inventories, net of merchandise accounts payable, of $3.5 million, and a net use of cash from changes in other operating assets and liabilities of $6.7 million, including gift card, gift certificate and store credit breakage of $0.6 million. For the 39 weeks ended November 1, 2008, net cash used in investing activities of $14.9 million was comprised entirely of capital expenditures. Capital expenditures for the period were primarily for new stores, store relocations and store remodeling for our Wet Seal division, and investment in new retail merchandising and point-of-sale operating systems. Capital expenditures that remain unpaid as of November 1, 2008, have increased $2.8 million since the end of fiscal 2007. We expect to pay nearly all of the total balance of such amounts payable, in the amount of $6.1 million, during the fourth quarter of fiscal 2008.

We estimate that, in fiscal 2008, capital expenditures will be between $20 million and $21 million, net of approximately $3 million in landlord tenant improvement allowances, primarily for the construction of approximately 13 Wet Seal stores. Of the total capital expenditures, approximately $16 million is expected for the construction of new stores or the remodeling of existing stores upon lease renewals and/or store relocations.

For the 39 weeks ended November 1, 2008, net cash provided by financing activities was $5.6 million, comprised of proceeds from investor exercises of common stock warrants, which resulted in the issuance of 1,545,720 shares of our Class A common stock, and less than $0.1 million in proceeds from exercise of stock options.

During the 39 weeks ended November 1, 2008, investors in the Company’s Convertible Preferred Stock (the “Preferred Stock”) converted $0.6 million of Preferred Stock into 185,333 shares of Class A common stock.

Total cash and cash equivalents at November 1, 2008, was $127.6 million, compared to $100.6 million at February 2, 2008.

We maintain a $35.0 million revolving credit facility, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the agreement. Under our revolving credit facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on our line of credit under the revolving credit facility is the prime rate or, if we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under our revolving credit facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of November 1, 2008. We also incur fees on outstanding letters of credit under the revolving credit facility in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The revolving credit facility ranks senior in right of payment to our secured convertible notes. Borrowings under the revolving credit facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, LLC.

At November 1, 2008, the amount outstanding under the revolving credit facility consisted of $7.4 million in open commercial letters of credit related to merchandise purchases and $1.8 million in standby letters of credit. At November 1, 2008, we had $25.8 million available for cash advances and/or for the issuance of additional letters of credit. At November 1, 2008, we were in compliance with all covenant requirements in the revolving credit facility and or secured convertible notes.

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

The financial performance of our business is susceptible to the recent declines in discretionary spending, availability of consumer credit and consumer confidence in the United States. Volatile fuel prices and increasing commodity costs may also cause a shift in consumer demand away from the retail clothing products that we offer. There are no guarantees that government initiatives will prevent an economic recession or stabilize factors that affect our sales and profitability. In addition, since we generate a significant portion of our revenues during our fourth fiscal quarter, recent adverse economic trends could affect us more significantly than companies in other industries.

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

To the extent that we borrow under our revolving credit facility, we are exposed to market risk related to changes in interest rates. At November 1, 2008, no borrowings were outstanding under the revolving credit facility. As of November 1, 2008, we are not a party to any material derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in US dollars. We only purchase a modest amount of goods from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal. Over a longer period, the impact of such changes could be significant, albeit indirectly, through increased charges in US dollars from our vendors that source their product internationally.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended November 1, 2008, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. The court has extended the period of time in which an appeal may be filed to March 2009. As of November 1, 2008, we had accrued an amount equal to the settlement amount in accrued liabilities on our condensed consolidated balance sheet.

In January 2007, a class action complaint was filed against us in the Central District of the United States District Court of California, Southern Division, alleging violations of The Fair Credit Reporting Act (the “FCRA”), and in February 2007, a class action complaint was filed against us alleging similar violations in United States District Court, Central District of California, Western Division. The plaintiffs in the February 2007 complaint dismissed the complaint with prejudice in August 2007. The FCRA provides in part that expiration dates may not be printed on credit or debit card receipts given to customers. The FCRA imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On December 11, 2007, we reached a tentative agreement to settle the January 2007 complaint for less than $0.1 million. However, prior to the receipt of the executed settlement agreement, on February 8, 2008, we were named in another action, alleging the same violation, in the U.S. District Court, Western District of Pennsylvania. As a result, we withdrew our offer to settle the January 2007 action noted above. On June 3, 2008, the Credit and Debit Card Receipt Clarification Act of 2007 was enacted. This measure amended the FCRA to declare that a company that printed an expiration date on any receipt provided to a consumer cardholder at the point of sale or transaction between December 4, 2004, and the enactment of this legislation, but otherwise complied with FCRA requirements for such receipt, shall not be in willful noncompliance by reason of printing such expiration date on it. On July 1, 2008, and July 14, 2008, dismissals were filed by the plaintiffs in the United States District Court Central District of California and the United States District Court for the Western District of Pennsylvania, respectively. We made nominal settlement payments for both claims and all parties agreed that the actions were dismissed with prejudice and that each party was to bear all of its own costs and attorneys fees.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us during the four-year period from May 21, 2003, through May 21, 2007. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at November 1, 2008.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco, on behalf of certain of our current and former employees that were employed and paid by us during the four-year period from September 29, 2004 through September 29, 2008. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Our responsive plea was filed on Friday, November 14, 2008. The parties have stipulated that the case be transferred to the complex panel of the San Francisco Superior Court for case management purposes. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued at November 1, 2008.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of our pending litigation, we are adequately covered by insurance; however, certain other matters may exist or arise for which we do not have insurance coverage. As of November 1, 2008, we were not engaged in any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factors represents additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

In the past year we have had significant changes in our senior management and these changes may impact our ability to execute our business strategy in the near term.

In the third quarter of fiscal 2007, we appointed Edmond S. Thomas as our new president and chief executive officer and promoted Steven H. Benrubi, our former corporate controller, to be our new chief financial officer. In February 2008, our chief operating officer and our president of Arden B merchandise resigned, and in May 2008, the chief merchandise officer of our Wet Seal division resigned. Mr. Thomas, Mr. Benrubi and others within management subsequently assumed the duties of our former chief operating officer, while Sharon Hughes, an outside consultant, served as chief merchandise officer for Arden B under the direct supervision of Mr. Thomas. In August 2008, Maria Comfort joined our company as president and chief merchandise officer for our Wet Seal division.

Although Mr. Thomas and Ms. Hughes were previously employed by our company prior to assuming their new duties, we anticipate that we will experience a transition period before these individuals and Ms. Comfort are fully integrated with our company, which could impact our ability to confront the challenges we face. In addition, we may lose these or other members of our senior management team in the future. Due to the intense competition for qualified personnel in the retail apparel industry, we cannot assure you that we will be able to identify, hire or retain the key personnel with the merchandising and management skills necessary to implement our business strategy.

Local, regional and national economic conditions may have a significant adverse impact on our financial performance.

The financial performance of our business is susceptible to the recent declines in discretionary spending, availability of consumer credit and consumer confidence in the United States. Volatile fuel prices and increasing commodity costs may also cause a shift in consumer demand away from the retail clothing products that we offer. There are no guarantees that government initiatives will help bring an end to the current economic recession or stabilize factors that affect our sales and profitability. We believe the existing economic conditions have had an adverse impact on our financial performance, as evidenced by our 7.6% comparable store sales decline in our fiscal third quarter and our 13.9% comparable store sales decline for the four weeks ended November 29, 2008. In addition, since we generate a significant portion of our revenues during our fourth fiscal quarter, the recent adverse economic trends could affect us more significantly than companies in other industries.

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

THE WET SEAL, INC. (REGISTRANT)

Date: December 4, 2008	By:	/s/ Edmond S. Thomas
Edmond S. Thomas
President and Chief Executive Officer

Date: December 4, 2008	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer