Form 10-K
period 2009-01-31
WET SEAL INC
filed 2009-04-02
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer:  ☐        Accelerated filer:  ☑        Nonaccelerated filer:  ☐        Smaller reporting company:  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of August 2, 2008 was approximately $425,452,000 based on the closing sale price of $4.44 per share as reported on the NASDAQ Global Market on August 1, 2008.

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at March 30, 2009, was 96,858,731. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at March 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of this Annual Report incorporates information by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2009.

THE WET SEAL, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2009

PART I

Item 1.	Business

Statement Regarding Forward-Looking Disclosure and Risk Factors

Certain sections of this Annual Report on Form 10-K (the “Annual Report”), including “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations or beliefs concerning future events.

Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, and/or which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects,” “may,” “will,” or similar expressions. In addition, any statements concerning future financial performance, ongoing divisional strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors, and the industry in which we do business, among other things. These statements are not guarantees of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results, and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Item 1A. Risk Factors” below and discussed elsewhere in this Annual Report.

General

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. As of January 31, 2009, we operated 496 retail stores in 47 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

All references to “we,” “our,” “us,” and “our company” in this Annual Report mean The Wet Seal, Inc. and its wholly owned subsidiaries. All references in this Annual Report to “fiscal 2009,” “fiscal 2008,” “fiscal 2007,” “fiscal 2006,” “fiscal 2005,” and “fiscal 2004” mean the fiscal year ending January 30, 2010, and the fiscal years ended January 31, 2009, February 2, 2008, February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our corporate web site, www.wetsealinc.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (SEC). Our Code of Business Ethics and Conduct is also located within the Corporate Information section of our corporate web site. These documents are also available in print to any stockholder who requests a copy from our Investor Relations department. The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, these materials may be obtained at the web site maintained by the SEC at www.sec.gov. The content of our web sites (www.wetsealinc.com, www.wetseal.com, and www.ardenb.com) is not intended to be incorporated by reference in this Annual Report.

The names “Wet Seal” and “Arden B” (which are registered in the retail store services and other classes) are trademarks and service marks of our company. Each trademark, trade name, or service mark of any other company appearing in this Annual Report belongs to its respective owner.

Business Segments

We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” Although the two operating segments are similar in their products, production processes, distribution methods, and regulatory environment, they are distinct in their economic characteristics. As a result, we consider these segments to be two distinct reportable segments.

Wet Seal. Wet Seal is a junior apparel brand for teenage girls that seek trend-focused and value-competitive clothing, with a target customer age of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced, fashionable and basic apparel and accessories.

Arden B. Arden B is a fashion brand for the feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 35 years old and seeks to deliver contemporary collections of fashion and basic separates and accessories for various aspects of the customers’ lifestyles.

We maintain a Web-based store located at www.wetseal.com, offering Wet Seal merchandise comparable to that carried in our stores to customers over the Internet. We also maintain a Web-based store located at www.ardenb.com, offering Arden B apparel and accessories comparable to those carried in our stores to customers over the Internet. Our online stores are designed to serve as an extension of the in-store experience and offer a wide selection of merchandise, which helps expand in-store sales. Internet operations for both Wet Seal and Arden B are included in their respective operating segments. In fiscal 2008, 2007, and 2006, we experienced rapid growth in both visitor traffic and our online sales, and we will continue to develop our Wet Seal and Arden B websites to increase their effectiveness in marketing our brands.

See Note 15 of the notes to consolidated financial statements for financial information regarding segment reporting, which information is incorporated herein by reference.

Our Stores

Wet Seal stores average approximately 3,900 square feet in size and in fiscal 2008 had average sales per square foot of $292. As of January 31, 2009, we operated 409 Wet Seal stores. Arden B stores average approximately 3,100 square feet in size and in fiscal 2008 had average sales per square foot of $326. As of January 31, 2009, we operated 87 Arden B stores.

During fiscal 2006, we opened 34 and closed four Wet Seal stores and opened four and closed four Arden B stores.

During fiscal 2007, we opened 71 and closed 10 Wet Seal stores and opened seven and closed four Arden B stores.

In late fiscal 2007, we scaled back plans to open new stores to concentrate our efforts on managing our core businesses. During fiscal 2008, we opened 13 and closed three Wet Seal stores and closed eight Arden B stores. We believe future closures for at least the next 12 months following the date of this Annual Report will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease. We may, however, accelerate the closure of underperforming Arden B stores prior to their lease expirations in cases where we can obtain favorable early lease terminations with the landlords or may rebrand a limited number of underperforming Arden B stores as Wet Seal stores.

We expect our store count to remain relatively flat in fiscal 2009 to allow time to build our backlog of store opening opportunities and focus on managing our existing store base through a challenging retail environment that we expect will persist through at least the end of fiscal 2009. We have approximately 57 existing store leases scheduled to expire in fiscal 2009. We expect to negotiate new leases that will allow us to remain in a substantial majority of these locations. Our ability to increase the number of Wet Seal and Arden B stores in the future will depend, in part, on satisfactory cash flows from existing operations, the demand for our merchandise, our ability to find suitable mall or other locations with acceptable sites, and satisfactory terms and general business conditions. Our management does not believe there are significant geographic constraints on the locations of future stores.

Competitive Strengths

Experienced Management Team is in Place. Although we have recently had changes among our senior management team, the current members of our senior management have extensive knowledge of our business and operations which will be instrumental in managing our company through the current difficult economic environment and driving our company into the next phase of its growth cycle. Mr. Edmond S. Thomas, our president and chief executive officer since October 2007, formerly served as the president and chief operating officer of our company from 1992 to 2000. Our Chief Financial Officer, Mr. Steven H. Benrubi, served as our controller for over two years prior to his appointment as chief financial officer in September 2007. Ms. Maria Comfort, our new president and chief merchandise officer for our Wet Seal division, who most recently served as chief merchandise officer of the Hot Topic division of Hot Topic, Inc., has held a broad range of leadership roles during her merchandising career spanning more than 25 years. Ms. Sharon Hughes, the consultant that we hired to lead the Arden B merchandising efforts on an interim basis, was an employee of our company from 1990 through 2002, during which period Ms. Hughes was involved in the formation of the Arden B division and held several different merchant roles, including senior vice president of merchandising.

Merchandising Model at Wet Seal is Focused on Fast Fashion at Affordable Prices. At Wet Seal, we have developed considerable expertise in identifying, stocking, and selling a broad assortment of fresh, fashionable apparel and accessories at competitive prices. Our buyers work closely with senior management to determine the optimal product selection and promotion and pricing strategies. A significant portion of our merchandise is sourced domestically. This sourcing strategy enables us to ship new merchandise to the stores with high frequency and react quickly to changing fashion trends. We also take regular markdowns to effect the rapid sale of slow-moving inventory.

Improved Financial Condition. Since the completion of a recapitalization of our company in May 2005, our financial condition has improved significantly. From fiscal 2005 through 2007, we experienced positive comparable store sales growth, on a consolidated basis, in eight out of 12 fiscal quarters and generated positive cash flows from operations in each of those fiscal years. During fiscal 2008, due in part to an extremely challenging economic environment, we experienced a comparable store sales decline on a consolidated basis. However, in spite of this decline, as a result of our taking actions to reduce costs and more conservatively manage inventories, we experienced continued growth in our cash flows from operations.

In recent years, we have increased our cash position and substantially reduced our outstanding indebtedness. Through fiscal 2008, $51.3 million in principal amount of our convertible notes had been converted into shares of our Class A common stock. We used the proceeds from a May 2005 financing transaction to repay a bridge loan that we received from investors in January 2005 as part of the recapitalization of our company. In addition, in March 2006, we repaid the $8.0 million outstanding balance of a junior secured term loan under our then-existing credit facility. Also, in fiscal 2007 and 2006, we repurchased 3.6 million shares and 2.4 million shares of our Class A common stock for $20.1 million and $15.1 million, respectively. We repurchased no common stock during fiscal 2008. As of January 31, 2009, our cash and cash equivalents were $142.1 million; total debt, net of discount, was $2.7 million; and stockholders’ equity was $171.2 million.

Strategy

As part of a strategic review of business operations, we have identified what we believe are significant opportunities to improve our business trends and drive sales improvement. The key elements of our opportunities are to:

Manage Business Conservatively in the Near Term Through the Difficult Economic Environment. We have taken many actions to ensure we remain financially strong through a difficult economic environment over the near term and to position ourselves to capitalize on the company’s growth and operating leverage opportunities when such environment improves. In anticipation of a prolonged difficult retail environment, our near term goals include preserving a strong balance sheet, exercising prudence in our capital expenditure investments, maintaining clean inventory levels and reducing costs opportunistically. As part of our cost-cutting initiatives, in January 2008 and January 2009, we eliminated 49 and 37 positions, respectively, in our corporate offices, and two and four positions, respectively, in our field operations, across numerous functional areas. We ended fiscal 2008 with an improved balance sheet, a substantial cash position and nominal debt. To continue to maintain our strong cash position, we will remain cautious with our capital expenditure investments. We plan to maintain a relatively flat store count in fiscal 2009 as we continue to monitor the retail and leasing environment. Additionally, we will utilize significantly improved inventory management processes that were implemented in fiscal 2008, and plan to maintain conservative inventory positions during fiscal 2009. Lastly, we will continue to operate with a much more cost-efficient, streamlined management organization by continuing to reduce excess costs across all areas of our business.

Improve Merchandise Margin. In our Wet Seal division, we have identified opportunities to improve our planning and allocation function, merchandise mix, and markdown cadence. During fiscal 2009, we will enhance merchandising profiles of each Wet Seal store and further integrate them into our planning and allocation function. We plan to improve our markdown cadence and size offerings through implementation of markdown and size optimization systems, increase our focus on key merchandise item categories, continue to develop branded and private label assortments, and expand our bottoms offerings in the merchandise mix. In our Arden B division, we have identified opportunities to improve inventory management, merchandise mix and sourcing, and to reduce overall price points and modify promotional strategies across all product categories. We plan to better align our merchandise mix with customer needs by improving the balance of wear-to-work, everyday and occasion apparel, and adding fashion basics across key categories. Additionally, we will refine our sourcing process and employ more consistent pricing practices and improved promotional disciplines.

Improve Store Operations. Our store operation opportunities include better utilization of customer feedback, simplification and/or elimination of nonselling activities, and improved performance in underperforming stores. We will continue to evaluate store tasks to determine if excess tasks can be eliminated to facilitate greater focus on sales, and we plan to employ more detailed analysis and monitoring of the operating results of underperforming stores.

Improve Real Estate. We will continue to seek to improve our new and remodeled store economics and address pressure from rising occupancy and store construction costs. We will utilize a new store prototype and enhanced fixturing developed in fiscal 2008 to take advantage of a more attractive store design and enhance ease of merchandising to produce a more shopper-friendly environment. Additionally, we will continue to test off-mall locations by opening a small number of stores in regional “power centers” during fiscal 2009. We plan to rebuild the pipeline for store growth and maintain a conservative near term capital expenditure investment plan, which we estimate will result in fiscal 2009 store openings of approximately 20 Wet Seal stores and no Arden B stores. Additionally, we plan to remodel or relocate approximately 40 stores during fiscal 2009 as a result of lease renewal.

Improve Marketing. We believe we have the opportunity to improve our marketing planning and our divisional merchandising strategies. We are developing specific plans for each division for fiscal 2009. We intend to place emphasis on visual merchandising, celebrity-related promotions, and direct and grass roots marketing. Additionally, we will build marketing strategies based on past successes of our frequent buyer and loyalty programs, and we will continue to utilize Internet marketing to drive sales and increase store traffic.

Improve Information Systems. In addition to markdown and size optimization systems, we will implement a new point-of-sale system in all stores during fiscal 2009, which will improve system reliability and increase store operational efficiency when processing promotional transactions. We will also begin implementation activities for an updated retail merchandising system to be completed in fiscal 2010, which will improve merchandising decision support and increase efficiency of inventory management practices. Additionally, we will update short-term and long-term information systems strategies and install improved project management and cost controls.

Improve Physical Distribution and Transport. We will reconfigure and automate our existing distribution center, which will produce increased efficiencies and lead to cost savings. Preliminarily, we intend to begin this project in late fiscal 2009, but the project may be subject to delay depending upon the status of other capital expenditure priorities.

Resume Our Positive Comparable Store Sales Trend. From fiscal 2005 through fiscal 2006, we experienced seven out of eight quarters of positive comparable store sales results, on a consolidated basis. This resulted primarily from increased transaction counts and the number of items purchased per customer, partially offset by a decrease in average retail price per item sold due to a transition of the Wet Seal business to a “fast fashion” merchandising model and an accompanying change in pricing strategy. After positive comparable store sales results in the first quarter of fiscal 2007, we experienced three consecutive quarters of comparable store sales declines, on a consolidated basis, in the low single digits. As a result, consolidated comparable store sales for fiscal 2007 declined 1.1%, with the comparable sales at the Wet Seal stores increasing 1.2% and at the Arden B stores declining 8.2%. In fiscal 2008, as a result of an extremely challenging economic environment and continued deterioration of the Arden B business, we experienced an 8.5% decrease in comparable store sales, with the comparable sales at the Wet Seal stores declining 4.5% and at the Arden B stores declining 23.5%.

TOTAL COMPANY MONTHLY COMPARABLE STORE SALES
Jan-04	-21.5%	Jan-05	8.2%	Jan-06	51.4%	Jan-07	3.6%	Jan-08	-5.7%	Jan-09	-14.7%
Feb-04	-12.5%	Feb-05	16.4%	Feb-06	29.3%	Feb-07	5.0%	Feb-08	-8.2%	Feb-09	-6.6%
Mar-04	-21.1%	Mar-05	36.3%	Mar-06	16.2%	Mar-07	10.9%	Mar-08	-10.8%
Apr-04	-16.8%	Apr-05	35.7%	Apr-06	17.0%	Apr-07	-9.6%	Apr-08	-1.9%
May-04	-7.8%	May-05	56.9%	May-06	-8.3%	May-07	1.9%	May-08	-2.0%
Jun-04	-10.1%	Jun-05	59.3%	Jun-06	-4.0%	Jun-07	0.7%	Jun-08	-2.9%
Jul-04	-14.7%	Jul-05	50.9%	Jul-06	6.4%	Jul-07	-7.2%	Jul-08	-8.2%
Aug-04	-14.8%	Aug-05	48.3%	Aug-06	8.7%	Aug-07	1.7%	Aug-08	-8.7%
Sep-04	-8.0%	Sep-05	44.9%	Sep-06	5.8%	Sep-07	-7.0%	Sep-08	-7.5%
Oct-04	-15.5%	Oct-05	46.6%	Oct-06	7.5%	Oct-07	-5.4%	Oct-08	-6.2%
Nov-04	-19.5%	Nov-05	51.5%	Nov-06	5.5%	Nov-07	-1.7%	Nov-08	-13.9%
Dec-04	-11.8%	Dec-05	38.5%	Dec-06	1.3%	Dec-07	0.6%	Dec-08	-12.5%

WET SEAL MONTHLY COMPARABLE STORE SALES
Jan-04	-35.7%	Jan-05	18.9%	Jan-06	83.7%	Jan-07	5.8%	Jan-08	-1.1%	Jan-09	-12.1%
Feb-04	-25.5%	Feb-05	27.1%	Feb-06	47.9%	Feb-07	5.2%	Feb-08	-3.6%	Feb-09	-5.6%
Mar-04	-32.2%	Mar-05	51.9%	Mar-06	26.0%	Mar-07	14.0%	Mar-08	-7.3%
Apr-04	-27.0%	Apr-05	55.7%	Apr-06	20.1%	Apr-07	-10.0%	Apr-08	3.1%
May-04	-17.5%	May-05	79.2%	May-06	-5.0%	May-07	3.1%	May-08	1.8%
Jun-04	-21.7%	Jun-05	95.4%	Jun-06	-4.0%	Jun-07	2.8%	Jun-08	-0.8%
Jul-04	-26.0%	Jul-05	89.9%	Jul-06	8.1%	Jul-07	-6.0%	Jul-08	-6.2%
Aug-04	-22.5%	Aug-05	74.8%	Aug-06	8.6%	Aug-07	5.4%	Aug-08	-5.4%
Sep-04	-16.5%	Sep-05	81.0%	Sep-06	8.3%	Sep-07	-4.7%	Sep-08	-3.1%
Oct-04	-24.3%	Oct-05	91.3%	Oct-06	8.7%	Oct-07	-3.7%	Oct-08	0.9%
Nov-04	-24.5%	Nov-05	89.0%	Nov-06	7.3%	Nov-07	0.0%	Nov-08	-9.7%
Dec-04	-21.0%	Dec-05	69.4%	Dec-06	2.1%	Dec-07	4.8%	Dec-08	-6.6%

ARDEN B MONTHLY COMPARABLE STORE SALES
Jan-04	29.2%	Jan-05	-4.5%	Jan-06	5.2%	Jan-07	-2.7%	Jan-08	-21.2%	Jan-09	-27.0%
Feb-04	37.2%	Feb-05	0.6%	Feb-06	-4.6%	Feb-07	4.2%	Feb-08	-23.9%	Feb-09	-11.5%
Mar-04	23.1%	Mar-05	11.0%	Mar-06	-4.8%	Mar-07	1.8%	Mar-08	-23.0%
Apr-04	19.7%	Apr-05	-0.1%	Apr-06	8.7%	Apr-07	-8.3%	Apr-08	-17.2%
May-04	25.0%	May-05	17.8%	May-06	-16.9%	May-07	-1.7%	May-08	-15.1%
Jun-04	29.8%	Jun-05	1.9%	Jun-06	-4.1%	Jun-07	-6.0%	Jun-08	-10.7%
Jul-04	23.0%	Jul-05	-8.2%	Jul-06	0.8%	Jul-07	-11.4%	Jul-08	-16.2%
Aug-04	13.3%	Aug-05	-2.4%	Aug-06	9.1%	Aug-07	-12.0%	Aug-08	-24.7%
Sep-04	12.9%	Sep-05	-4.3%	Sep-06	-0.7%	Sep-07	-13.6%	Sep-08	-21.7%
Oct-04	5.5%	Oct-05	-8.2%	Oct-06	4.5%	Oct-07	-10.3%	Oct-08	-29.4%
Nov-04	-8.2%	Nov-05	2.0%	Nov-06	0.8%	Nov-07	-6.7%	Nov-08	-27.9%
Dec-04	5.7%	Dec-05	-5.0%	Dec-06	-0.7%	Dec-07	-12.7%	Dec-08	-36.9%

Note: The numbers in the foregoing charts do not include sales from discontinued operations. In fiscal 2004, the Zutopia concept was designated as a discontinued operation, which had no significant impact on comparable store sales.

In fiscal 2009, we plan to improve comparable store sales with the implementation of strategic initiatives noted above, which, among other things, includes better alignment of our merchandise mix with customer needs, increased efficiencies in our planning and allocation functions, improvements to the pricing and promotional strategies in our Arden B business, and implementation of enhanced merchandising and point-of-sale systems.

Revive Arden B. In February 2008, we engaged Ms. Sharon Hughes as a consultant to serve as the chief merchandise officer for Arden B under the direction and supervision of Mr. Thomas. Since their arrival, we have significantly reduced the size and cost of the Arden B merchandising organization. As a result, we have reduced in-house design activities and refined the product development and sourcing processes to include more partnering with merchandise suppliers. Nonetheless, Arden B continues to underperform, having incurred 23 consecutive months of comparable store sales declines through February 2009.

We believe our primary opportunity for the Arden B division is in the adjustment of our merchandise mix and our pricing and promotional strategies. We have adjusted our assortments at Arden B to include more fashion basic merchandise. Additionally, we have implemented new pricing and promotional strategies at Arden B, which include significant reductions in price points across all categories. We believe Arden B has yet to achieve its full potential with its target young contemporary customers. We aim to drive sales and profitability at Arden B through distinctive, quality merchandise, unified apparel and accessory assortments, the new value-pricing strategy, and an improved in-store customer experience. We may also accelerate the closure of underperforming Arden B stores prior to their lease expirations in cases where we can obtain favorable early lease terminations with the landlords or may rebrand a limited number of Arden B stores as Wet Seal stores.

Expand our Online Business. We plan to continue to grow our Internet business through several initiatives, including a focus on integrated branding and targeted marketing programs utilizing our customer database and customer loyalty programs. Although our Internet sales are modest compared to consolidated net sales, we are experiencing substantial growth. A combination of several changes contributed to the improvement, including hiring staffs with Internet marketing experience, making processes scalable, aligning the online sites with the look of the physical stores, and implementing appropriate targeted marketing. We are optimizing inventory allocated to the Internet business to better meet the demand of our Internet customers and have strengthened our buying and planning staff fully to meet the anticipated sales growth in this area. We plan to continue to grow our Internet business through continued improvements to inventory planning, fulfillment, and customer service. The growth in our website traffic continues to be substantial and the Internet is a key component for driving store traffic. Prior to the 2007 holiday season, we launched new website platforms for both divisions. The new websites support advanced merchandising capabilities, personalization based on browsing behavior and past purchase history, and testing tools to measure and determine the most effective content and promotion strategies.

Design, Buying, and Product Development

Our design and buying teams are responsible for identifying evolving fashion trends and developing themes to guide our merchandising strategy. Each retail division has a separate buying team. The merchandising teams for each retail division develop fashion themes and strategies by assessing customer responses to current trends, shopping international and appropriate domestic markets, using fashion services, and gathering references from industry publications. After selecting fashion themes, the design and buying teams work closely with vendors to use colors, materials, and designs that create images consistent with the themes for our product offerings.

Since fiscal 2004 for our Wet Seal division, and beginning in fiscal 2008 for our Arden B division, we have decreased our dependency on internally designed merchandise. This allows us more flexibility to respond to the changing fashion trends of our target customers, to buy in smaller lots, and to reduce product development lead times. See also “Allocation and Distribution” below.

Marketing, Advertising, and Promotion

We believe that our brands are among our most important assets. Our ability to successfully increase brand awareness is dependent upon our ability to address the changing needs and priorities of each brand’s target customers. To that end, we will place emphasis on visual merchandising, celebrity-related promotions, and direct and grass roots marketing. Additionally, we will build marketing strategies based on past successes of our frequent buyer and loyalty programs. We will also heighten our focus on customer acquisition and increase our use of Internet marketing to drive increased store traffic.

During fiscal 2008, 2007, and 2006, we spent 0.5%, 1.1%, and 1.1%, respectively, of net sales on advertising. The decrease in fiscal 2008 was primarily due to the elimination of print advertising programs and the decision not to execute certain advertising activities at our Arden B division until merchandise content improves. In fiscal 2008, our primary marketing focus was on in-store promotion programs for the Wet Seal stores and direct marketing for the Arden B stores, which included mailings of various catalogs and postcards throughout the year.

As discussed further in Note 1 of notes to consolidated financial statements contained elsewhere within this Annual Report, we offer a frequent buyer program in our Wet Seal stores in order to build loyalty to the brand, increase the frequency of visits, promote multiple item purchases, and gain direct access to the customer. As part of this program, we send e-mails to participants to notify them of special in-store promotions. Our Arden B division also offers a loyalty program, “B Rewarded,” designed for the same purposes as that of our Wet Seal division.

Sourcing and Vendor Relationships

We purchase our merchandise from both domestic and foreign vendors. For fiscal 2008, approximately 15% of our retail merchandising receipts were directly imported from foreign vendors. Although in fiscal 2008 no single vendor provided more than 10% of our merchandise, management believes we are one of the largest customers of many of our smaller vendors. Quality control is monitored at the distribution points of our largest vendors and manufacturers, and merchandise is inspected upon arrival at our Foothill Ranch, California, facility.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier, and there are many vendors who could supply our merchandise.

Allocation and Distribution

Our merchandising effort primarily focuses on maintaining a regular flow of fresh, fashionable merchandise into our stores. Successful execution depends in large part on our integrated planning, allocation, and distribution functions. By working closely with store operations management and merchandise buyers, our teams of planners and allocators manage inventory levels and coordinate the allocation of merchandise to each of our stores based on sales volume and store size, demographics, climate, and other factors that may influence an individual store’s product mix. During fiscal 2008, we implemented merchandise planning software that assists us in streamlining the planning process.

All merchandise for retail stores is received from vendors at our Foothill Ranch, California, distribution center, where items are inspected and prepared for shipping to our stores. We ship all of our merchandise to our stores by common carrier. Consistent with our goal of maintaining the freshness of our product offerings, we frequently ship new merchandise to stores, and markdowns are taken regularly to effect the rapid sale of slow- moving inventory. Marked-down merchandise that remains unsold is either sent to clearance centers for deep discounting and rapid movement, sold to an outside clearance company, or given to charity. The fulfillment process and distribution of merchandise for our online business is performed at our Foothill Ranch, California, distribution center.

Information and Control Systems

Our merchandise, financial, and store computer systems are integrated and operate using primarily Oracle® technology. We have invested in a large data warehouse that provides management, buyers, and planners comprehensive data that helps us identify emerging trends and manage inventories. The core merchandise system is provided by a leading retail enterprise resource planning, or “ERP,” software provider, and is frequently enhanced to support strategic business initiatives.

All of our stores have a point-of-sale system operating on software provided by a leading provider of specialty retailing point-of-sale systems. This system facilitates bar-coded ticket scanning, automatic price lookups, and centralized credit authorizations. All stores are networked to the corporate office via a centrally managed virtual private network. We utilize a store portal that is integrated with the corporate merchandise ERP system to provide the stores and corporate staff with current information regarding sales, promotions, inventory, and shipments, and enables more efficient communications with the corporate office. In fiscal 2007, we installed new wide area networking hardware at all stores which incorporate security upgrades to guard against security breaches to our stores point-of-sale system, completed our merchandise allocation system, upgraded our financial system, and launched new website platforms for the online businesses. In fiscal 2008, in order to further enhance store efficiency and improve gross margin through the use of technology, we acquired and began implementation activities for Oracle Retail Price Optimization and Oracle Retail Point-of-Sale, which will be fully implemented in fiscal 2009, and Oracle Retail Merchandising, which will be fully implemented in fiscal 2010. Additionally, in fiscal 2008, we implemented a new time and attendance labor system. In fiscal 2009, we also intend to acquire and implement a size optimization system to support merchandise allocation by item sizes in our Wet Seal stores.

Seasonality and Inflation

Our business is seasonal in nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending during September, historically accounting for a large percentage of our sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly less than 30% of our annual sales. Our profitability depends, to a significant degree, on the sales generated during these peak periods. We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we cannot be certain that our business will not be affected by inflation in the future. Any decrease in sales or margins during these periods, whether as a result of economic conditions, poor weather, or other factors, could have a material adverse effect on our company.

Trademarks

Our primary trademarks and service marks are WET SEAL and ARDEN B, which are registered in the United States Patent and Trademark Office. We also have registered, or have applications pending for, a number of other trademarks including, but not limited to, ACCOMPLICE, B. FIRST, B. REWARDED, ENR EVOLUTION NOT REVOLUTION, FIT IN. STAND OUT., GET IT. WEAR IT. FLAUNT IT., SEAL STASH, BLUE ASPHALT, CONTEMPO CASUALS, TREND SPOT, STYLIZER, REBELLIOUS, REBELLIOUS BY WET SEAL, A. AUBREY, and URBAN VIBE. In general, the registrations for these trademarks and service marks are renewable indefinitely as long as the marks are used as required under applicable regulations. We are not aware of any adverse claims or infringement actions relating to our trademarks or service marks.

Competition

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location, and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores, and certain other apparel retailers, including Aeropostale, Anthropologie, Abercrombie & Fitch, Charlotte Russe, Gap, Banana Republic, H&M, Old Navy, Pacific Sunwear, American Eagle, Target, Urban Outfitters, Forever 21, Express, J.C. Penney, Nordstrom, bebe, Zara, Guess?, BCBG, and other regional retailers. Many of our competitors are large national chains that have substantially greater financial, marketing, and other resources than we do. While we believe we compete effectively for favorable site locations and lease terms, competition for prime locations within malls is intense, and we cannot ensure that we will be able to obtain new locations on terms favorable to us, if at all.

Customers

Our company’s business is not dependent upon a single customer or small group of customers.

Environmental Matters

We are not aware of any federal, state, or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect on our operations of possible future environmental legislation or regulations. During fiscal 2008, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated for fiscal 2009.

Government Regulation

Our company is subject to various federal, state, and local laws affecting our business. Each of our company’s stores must comply with licensing and regulation by a number of governmental authorities in jurisdictions in which the store is located. To date, our company has not been significantly affected by any difficulty, delay, or failure to obtain required licenses or approvals.

Our company is also subject to federal and state laws governing such matters as employment and pay practices, overtime, and working conditions. The bulk of our company’s employees are paid on an hourly basis at rates related to the federal and state minimum wages. In the past, we have been assessed penalties or paid settlements to gain dismissal of lawsuits for noncompliance with certain of these laws, and future noncompliance could result in a material adverse effect on our company’s operations. In July 2006, May 2007, September 2008, and March 2009, we were served with class action complaints alleging violations under certain State of California labor laws. In November 2006, we reached an agreement to settle the July 2006 class action complaint for approximately $0.3 million, and as of February 2, 2008, we had accrued within accrued liabilities in our consolidated balance sheet an amount equal to this settlement amount. We have continued to retain this accrued amount within accrued liabilities in our consolidated balance sheet as of January 31, 2009. In February 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. We anticipate receiving the appellate decision by June 2009. We are vigorously defending the May 2007, September 2008, and March 2009 complaints and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provisions for loss contingencies for the May 2007, September 2008, and March 2009 complaints have been accrued as of January 31, 2009.

Our company is also subject to the Fair Credit Reporting Act (the “FCRA”) under federal law, as well as to state laws with similar requirements, with respect to the protection of our customers’ credit and debit card and other personal data. The FCRA provides in part that expiration dates may not be printed together with certain parts of the customer’s account number on credit or debit card receipts given to customers. The FCRA imposes significant penalties upon violators of these rules and regulations if the lack of compliance is deemed to have been willful. Otherwise, damages are limited to actual losses incurred. In January and February 2007, we were served with two class action complaints alleging violations of the act. The plaintiffs in the February 2007 complaint dismissed the complaint with prejudice in August 2007. On December 11, 2007, we reached a tentative agreement to settle the January 2007 complaint for less than $0.1 million. However, prior to the receipt of the executed settlement agreement, on February 8, 2008, we were named in another action, alleging the same violation, in the U.S. District Court, Western District of Pennsylvania. As a result, we withdrew our offer to settle the January 2007 action noted above. On June 3, 2008, the Credit and Debit Card Receipt Clarification Act of 2007 was enacted. This measure amended the FCRA to declare that a company that printed an expiration date on any receipt provided to a consumer cardholder at the point of sale or transaction between December 4, 2004, and the enactment of this legislation, but otherwise complied with FCRA requirements for such receipt, shall not be in willful noncompliance by reason of printing such expiration date on it. On July 1, 2008, and July 14, 2008, dismissals were filed by the plaintiffs in the United States District Court Central District of California and the United States District Court for the Western District of Pennsylvania, respectively. We made nominal settlement payments for both claims and all parties agreed that the actions were dismissed with prejudice and that each party was to bear all of its own costs and attorney’s fees.

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

Employees

As of January 31, 2009, our operations had 5,896 employees, consisting of 1,851 full-time employees and 4,045 part-time employees. Full-time personnel consisted of 612 salaried employees and 1,239 hourly employees. All part-time personnel are hourly employees. Of all employees, 5,582 were sales personnel and 314 were administrative and distribution center personnel. Personnel at all levels of store operations are provided various opportunities for cash and/or other incentives based upon various individual store sales targets. All of our employees are nonunion, and, in management’s opinion, are paid competitively at current industry standards. We believe that our relationship with our employees is good.

Item 1A.	Risk Factors

Risks Related to our Business

The recent changes in general economic conditions, and the impact on consumer confidence and consumer spending, have adversely impacted our results of operations and may continue to do so.

Recently, consumer confidence and consumer spending have deteriorated significantly and could remain depressed for an extended period. Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending, and we believe our decline in comparable store sales in fiscal 2008 was at least due in part to these economic conditions. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. As a result of this general economic slowdown, we may face new risks that will impact many facets of our operations, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations to us. If the conditions in the U.S. and world economic markets remain uncertain or continue to be volatile, or if they deteriorate further, our business, financial condition, and results of operations may be adversely affected.

The financial performance of our Arden B division has been poor over the past two years, and our ability to improve the financial performance of this division may not be successful.

We have experienced prolonged deterioration in the financial performance of our Arden B division over the past two years. Although we have engaged Ms. Sharon Hughes as a consultant to serve as the chief merchandise officer for our Arden B division and to focus on providing fashion appropriate merchandise to Arden B’s target customer in an attractive shopping environment, our comparable store sales continued to worsen during fiscal 2008 amid the economic slowdown and such trend may continue in fiscal 2009.

Our Board of Directors and senior management team are continually reviewing the financial performance and turnaround efforts involving our Arden B division. In fiscal 2008, we closed eight Arden B stores and we may close more Arden B stores in fiscal 2009, or rebrand some underperforming Arden B stores as Wet Seal stores. There is no assurance that our rebranding efforts will be successful or such rebranded Wet Seal stores will no longer suffer continuing financial losses. We have incurred and may continue to incur impairment charges in connection with the closing of Arden B stores, which is a noncash event that would negatively impact our earnings and earnings per share. If we decide to close any stores before the expiration of the lease term, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur employee termination and inventory liquidation costs at such stores. These costs would negatively impact our financial results and cash position.

Recently, we have had significant changes in our senior management and these changes may impact our ability to execute our business strategy in the near term.

In February 2008, our chief operating officer and our president of Arden B merchandise resigned. Mr. Edmond S. Thomas, our president and chief executive officer, and Mr. Steven H. Benrubi, our executive vice president and chief financial officer, and others within management assumed the duties of our former chief operating officer, while Ms. Sharon Hughes serves as chief merchandise officer of Arden B under the direct supervision of Mr. Thomas. In May 2008, our chief merchandise officer of the Wet Seal division, Ms. Dyan M. Jozwick, resigned and in July 2008, we appointed Ms. Maria Comfort as the president and chief merchandise officer of our Wet Seal division. In addition, in fiscal 2007 and fiscal 2008, we reduced our workforce in reaction to and in anticipation of a prolonged economic slowdown and shrinking consumer spending.

We anticipate that we will experience a transition period before our new key employees are fully integrated in their new roles. In addition, there can be no assurance that our remaining workforce is sufficient, or individually or collectively has the experience needed to carry out our future operations. Any of the above factors could impact our ability to address the business challenges that confront our company.

We do not expect to significantly increase our net store count in the near term and this decision may have a negative impact on our financial condition, results of operations, and/or cash flows.

Due to difficult economic conditions, a need to rebuild our pipeline of potential real estate opportunities, and the weak performance of our Arden B division, we expect to close a limited number of Arden B stores and do not anticipate opening any new Arden B stores in fiscal 2009. We also expect to open a limited number of new Wet Seal stores, net of closures, during the same period. We have redirected our focus to improving the financial performance of our existing stores and finding the correct mix of merchandise for our customers. To the extent we are unable to improve the sales and profitability and reduce the selling expenses of our existing stores, our financial position, results of operations, and/or cash flows may suffer.

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

Our ownership changes on April 1, 2005, and December 28, 2006, resulted in Section 382 limitations applying to NOLs generated prior to those dates, which were approximately $172.1 million. As a result of these ownership changes, of our $117.9 million NOLs as of January 31, 2009, we may utilize up to $59.5 million of our NOLs to offset taxable income in fiscal 2009. Future transactions involving the sale or other transfer of our stock may result in additional ownership changes for purposes of Section 382. The occurrence of such additional ownership changes could limit our ability to utilize our remaining NOLs and possibly other tax attributes. Limitations imposed on our ability to use NOLs and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect. Any further ownership change also could cause such NOLs and other tax attributes to expire unused, thereby reducing or eliminating the benefit of such NOLs and other tax attributes to us and adversely affecting our future cash flows.

We may not be successful in achieving improvements in the business and operations of our company that have been identified by our president and chief executive officer.

Since his appointment in October 2007, Mr. Thomas has identified several areas in which our company’s business and operations can be improved. Mr. Thomas has focused on seeking to increase comparable store sales for our retail divisions, improving our company’s gross margin, enhancing in-store productivity, reviving the Arden B business, and expanding our online business. Although Mr. Thomas is highly qualified and has extensive experience in the retail industry, including with our company, in light of the economic slowdown and continued decrease in consumer confidence and discretionary spending, we may not be able to implement our strategy in the desired time frame and/or achieve the intended results and level of improvement desired by our senior management team and Board of Directors.

If we are unable to anticipate and react to new fashion trends, our financial condition and results of operations could be adversely affected.

We rely on a limited demographic customer base for a large percentage of our sales. Our brand image is dependent upon our ability to anticipate, identify, and provide fresh inventory reflecting current fashion trends. If we fail to anticipate, identify, or react appropriately or in a timely manner to these fashion trends, we could experience reduced consumer acceptance of our products, a diminished brand image, and higher markdowns. These factors could result in lower selling prices and sales volumes for our products, which could adversely affect our financial condition and results of operations.

Our company’s ability to attract customers to its stores depends heavily on the success of the shopping centers in which many of our stores are located.

Substantially, all of our stores are located in shopping centers. Factors beyond our control impact shopping center traffic, such as general economic conditions and consumer spending levels. Accordingly, the slowdown in the U.S. economy has negatively affected consumer spending and reduced shopping center traffic. As a result, mall operators have been facing increasing operational and financial difficulties. The increasing inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, the increasing inability of mall operators to attract “anchor” tenants and maintain viable operations, and the increasing departures of existing “anchor” and other mall tenants due to declines in the sales volume and in the popularity of malls as shopping destinations, have reduced and will continue to reduce our sales volume and, consequently, adversely affect our financial condition, results of operations, and/or cash flows.

We depend upon a single center for our corporate offices and distribution activities, and any significant disruption in the operation of this center could harm our business, financial condition, results of operations, and/or cash flows.

Our corporate offices and the distribution functions for all of our stores and Internet business are handled from a single leased facility in Foothill Ranch, California. In general, this area of California is subject to earthquakes and wildfires. Any significant interruption in the operation of this facility due to a natural disaster, arson, accident, system failure, or other unforeseen event could delay or impair our ability to distribute merchandise to our stores and, consequently, lead to a decrease in sales. The financial losses incurred may exceed our insurance for earthquake damages and business interruption costs related to any such disruption. As a result, our business, financial condition, results of operations, and/or cash flows could be adversely affected. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating satellite facilities might have on our business, personnel, and results of operations.

Fluctuations in our results of operations for the third fiscal quarter and the fourth fiscal quarter have a disproportionate effect on our overall financial condition, results of operations, and/or cash flows.

We experience seasonal fluctuations in revenues and operating income, with a disproportionate amount of our revenues and a majority of our income being generated in the third fiscal quarter “back-to-school” season, which begins the last week of July and ends during September, and the fourth fiscal quarter “holiday” season. Our revenues and income are generally lower during the first and second fiscal quarters. In addition, any factors that harm our third and fourth fiscal quarter operating results, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.

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

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the merchandise mix and the timing and level of inventory markdowns. As a result, historical period-to-period comparisons of our revenues and operating results are not necessarily indicative of future period-to-period results. You should not rely on the results of a single fiscal quarter, particularly the third fiscal quarter “back-to-school” season or fourth fiscal quarter “holiday” season, as an indication of our annual results or our future performance.

Our failure to effectively compete with other retailers for sales and locations could have a material adverse effect on our financial condition, results of operations, and/or cash flows.

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location, and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores, and certain other apparel retailers, including Aeropostale, Anthropologie, Abercrombie & Fitch, Charlotte Russe, Gap, Banana Republic, H&M, Old Navy, Pacific Sunwear, American Eagle, Target, Urban Outfitters, Forever 21, Express, J.C. Penney, Nordstrom, bebe, Zara, Guess?, and BCBG. Many of our competitors are large national chains that have substantially greater financial, marketing, and other resources than we do. We face a variety of competitive challenges, including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in narrowly defined market segments;

•

developing innovative, high-quality products in sizes, colors, and styles that appeal to consumers in our target markets and maintaining a sufficient quantity of these items for which there is the greatest demand;

•	obtaining favorable site locations within malls on reasonable terms;

•	sourcing merchandise efficiently; and

•	pricing our products competitively and achieving customer perception of value.

Our industry has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. Any of these factors could result in reductions in sales or the prices of our products which, in turn, could have a material adverse effect on our financial condition, results of operations, and/or cash flows.

Furthermore, competition for prime locations and lease terms within shopping malls, in particular, is intense, and we may not be able to obtain new locations or maintain our existing locations on terms favorable to us.

The upcoming expiration of leases for approximately 57 of our existing stores could lead to increased costs associated with renegotiating our leases and/or relocating our stores.

We have approximately 57 existing store leases scheduled to expire in fiscal 2009. In connection with the expiration of these leases, we will have to renegotiate new leases which could result in higher rental amounts for each store and landlord requirements to remodel existing locations as a condition for renewal. Although we expect to negotiate new leases with acceptable terms that will allow us to remain in a substantial majority of these locations, we may not be able to obtain new terms that are favorable to us. In addition, as a result of renewal negotiations, we may be required by the landlord to remodel, which could result in significant capital expenditures. In addition, some landlords may refuse to renew our leases due to our lower sales per square foot as compared with other prospective tenants. If we are unable to agree to new terms with our landlords, we will have to close or relocate these stores, which could result in a significant expenditure and could lead to an interruption in the operation of our business at the affected stores, and we could be required to relocate to less desirable locations or may not be able to find viable locations at all.

Because of the importance of our brand names, we may lose market share to our competitors if we fail to adequately protect our intellectual property rights.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We have registered trademarks for Wet Seal and Arden B (which are registered in the retail store services and other classes). We take actions to establish and protect our intellectual property. However, others may infringe on our intellectual property rights or seek to block the sale of our products as violative of their intellectual property rights. If we are required to stop using any of our registered or nonregistered trademarks, our sales could decline and, consequently, our business and results of operations could be adversely affected.

Covenants contained in agreements governing our existing indebtedness restrict the manner in which we conduct our business, and our failure to comply with these covenants could result in a default under these agreements, which would have a material adverse effect on our business, financial condition, growth prospects, and ability to procure merchandise for our stores.

Our senior revolving credit facility and the indenture, as amended, governing our secured convertible notes contain covenants that restrict the manner in which we conduct our business. Subject to certain exceptions (including an exception to permit limited stock repurchases), these covenants restrict our ability to, among other things:

•	incur or guarantee additional indebtedness or refinance our existing indebtedness;

•	make investments or acquisitions;

•	merge, consolidate, dissolve, or liquidate;

•	engage in certain asset sales (including the sale of stock);

•	repurchase stock;

•	grant liens on assets;

•	pay dividends; and

•	close stores.

A breach of any of these covenants could result in a default under the agreements governing our existing indebtedness, acceleration of any amounts then outstanding, the foreclosure upon collateral securing the debt obligations, or the unavailability of the lines of credit.

We do not authenticate the license rights of our suppliers.

We purchase merchandise from a number of vendors who purport to hold manufacturing and distribution rights under the terms of license agreements or that assert that their products are not subject to any restrictions as to distribution. We generally rely upon each vendor’s representation concerning those manufacturing and distribution rights and do not independently verify whether each vendor legally holds adequate rights to the licensed properties they are manufacturing or distributing. If we acquire unlicensed merchandise or merchandise violating a registered trademark, we could be obligated to remove it from our stores, incur costs associated with destruction of the merchandise if the vendor is unwilling or unable to reimburse us, and be subject to civil and criminal liability. The occurrence of any of these events could adversely affect our financial condition, results of operations, and/or cash flows.

We are subject to risks associated with our procurement of products from non U.S.-based vendors and U.S. vendors that purchase products internationally, any of which could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.

A portion of our products is manufactured outside the U.S. As a result, we are susceptible to greater losses as a result of a number of risks inherent in doing business in international markets and from a number of factors beyond our control, any of which could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.

These factors include:

•

import or trade restrictions (including increased tariffs, customs duties, taxes, or quotas) imposed by the U.S. government in respect of the foreign countries in which our products are currently manufactured or any of the countries in which our products may be manufactured in the future;

•

political instability or acts of terrorism, significant fluctuations in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds between the United States and foreign jurisdictions and/or potential disruption of imports due to labor disputes at U.S. ports, any of which could adversely affect our merchandise flow and, consequently, cause our sales to decline; and

•	local business practices that do not conform to our legal or ethical guidelines.

The U.S. and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs, or other restrictions, or adversely adjust prevailing quota, duty, or tariff levels. In addition, none of our international suppliers or international manufacturers supplies or manufactures our products exclusively. As a result, we compete with other companies for the production capacity of independent manufacturers and import quota capacity. If we were unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because room under the necessary quotas was unavailable or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.

Violation of labor laws and practices by our suppliers could harm our business and results of operations.

Our company’s policy is to use only those sourcing agents and independent manufacturers who operate in material compliance with applicable laws and regulations. The violation of laws, particularly labor laws, by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer’s or sourcing agent’s labor practices from those generally accepted as ethical in the U.S. or in the country in which the manufacturing facility is located, and the public revelation of those illegal or unethical practices, could cause significant damage to our company’s reputation. Although our manufacturer operating guidelines promote ethical business practices, we do not control the business and operations of the manufacturers and cannot guarantee their legal and regulatory compliance.

We are exposed to business risks as a result of our Internet operations.

We operate online stores at www.wetseal.com and www.ardenb.com. Our Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures, and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for online content; and

(iv) risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures, and electronic break-ins and similar disruptions. In addition, Internet operations involve risks which are beyond our control that could have a direct material adverse effect on our operational results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the Internet business in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) online security breaches involving unauthorized access to our and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the Internet, online commerce, and the apparel industry. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could adversely affect the profitability of our Internet operations.

Risks Related to our Common Stock

Our stockholders may experience dilution due to conversions and exercises of outstanding convertible securities and/or the antidilution protection of the securities.

Since May 2004, we have completed private placements of Class A common stock and warrants, convertible notes, and shares of preferred stock that are convertible into or exercisable for shares of Class A common stock. Through January 31, 2009, we have issued 61,572,759 shares of our Class A common stock as a result of these private placements and exercises and conversions of these securities. An additional 14,391,883 shares of Class A common stock may be issued under the convertible notes, preferred stock, and warrants that remained outstanding as of January 31, 2009, and this number of shares of Class A common stock is subject to antidilution adjustments based upon the antidilution provisions contained in these instruments. The issuance of the additional shares of Class A common stock upon conversion and exercise could cause the market price of our Class A common stock to decline.

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

Our Class A common stock, which is traded on the NASDAQ Global Market, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our Class A common stock. The market price of our Class A common stock is likely to fluctuate, both because of actual and perceived changes in our operating results and prospects and because of general volatility in the stock market. The market price of our Class A common stock could continue to fluctuate widely in response to factors such as:

•	actual or anticipated variations in our results of operations, including comparable store sales;

•	the addition or loss of suppliers, customers, and other business relationships;

•	changes in financial estimates of, and recommendations by, securities analysts;

•	conditions or trends in the apparel and consumer products industries;

•	additions or departures of key personnel;

•	sales of our Class A common stock;

•	general market and economic conditions; and

•	other events or factors, including the realization of any of the risks described in this risk factors section, many of which are beyond our control.

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

Our certificate of incorporation permits our Board of Directors to designate and issue, without stockholder approval, up to 2,000,000 shares of preferred stock with voting, conversion, and other rights and preferences that could differentially and adversely affect the voting power or other rights of the holders of our Class A common stock, which could be used to discourage an unsolicited acquisition proposal. Furthermore, certain provisions of Delaware law applicable to our company could also delay or make more difficult a merger, tender offer, or proxy contest involving our company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

The possible issuance of preferred stock and the application of anti-takeover provisions of Delaware law could each have the effect of delaying, deferring, or preventing a change in control of our company, including, without limitation, discouraging a proxy contest, making the acquisition of a substantial block of Class A common stock more difficult and limiting the price that investors might in the future be willing to pay for shares of our Class A common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at 26972 Burbank, Foothill Ranch, California, with 301,408 square feet of leased office and distribution facility space. Our principal executive offices contain 215,192 square feet of merchandise handling and storage space in the distribution facility and 86,216 square feet of office space. Our lease for this space runs through December 4, 2017, with the option for us to terminate on December 4, 2014, upon payment by us of an early termination fee of $0.7 million.

We lease all of our stores. Lease terms for our stores typically are 10 years. The leases generally provide for a fixed minimum rental and, on occasion, additional rental based on a percentage of sales once a minimum sales level has been reached. Certain leases include cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. When a lease expires, we generally renew that lease at current market terms. However, each renewal is based upon an analysis of the individual store’s profitability and sales potential. At the end of fiscal 2008, we had 1,879,395 square feet of leased space under retail store leases.

The following table sets forth our 496 stores by state or territory as of January 31, 2009:

State	Wet Seal	Arden B	State	Wet Seal	Arden B
Alabama	8	1	Nebraska	3	—
Alaska	1	—	Nevada	4	1
Arizona	10	1	New Hampshire	2	1
Arkansas	4	—	New Jersey	10	6
California	52	14	New Mexico	3	—
Colorado	4	2	New York	13	5
Connecticut	3	—	North Carolina	9	3
Delaware	1	—	North Dakota	4	—
Florida	27	7	Ohio	19	2
Georgia	10	2	Oklahoma	3	—
Hawaii	5	—	Oregon	4	—
Idaho	2	—	Pennsylvania	22	4
Illinois	19	5	Rhode Island	1	1
Indiana	10	1	South Carolina	6	—
Iowa	3	1	South Dakota	1	—
Kansas	6	1	Tennessee	8	1
Kentucky	4	1	Texas	25	7
Louisiana	6	—	Utah	5	1
Massachusetts	11	4	Virginia	11	3
Maryland	9	2	Washington	12	1
Michigan	14	2	West Virginia	3	—
Minnesota	11	3	Wisconsin	8	—
Mississippi	2	—	Washington D.C.	—	1
Missouri	7	2	Puerto Rico	1	1
Montana	3	—

The following table sets forth information with respect to store openings and closings since fiscal 2004:

Total Company

	Fiscal Years
	2008	2007	2006	2005	2004
Stores open at beginning of year	494	430	400	502	604
Stores opened during the year	13	78	38	11	8
Stores closed during the year	11	14	8	113	110

Stores open at end of year	496	494	430	400	502

Wet Seal

	Fiscal Years
	2008	2007	2006	2005	2004
Stores open at beginning of year	399	338	308	408	474
Stores opened during the year	13	71	34	8	6
Stores closed during the year	3	10	4	108	72

Stores open at end of year	409	399	338	308	408

Arden B

	Fiscal Years
	2008	2007	2006	2005	2004
Stores open at beginning of year	95	92	92	94	99
Stores opened during the year	—	7	4	3	2
Stores closed during the year	8	4	4	5	7

Stores open at end of year	87	95	92	92	94

Zutopia (discontinued in fiscal 2004)

	Fiscal Years
	2008	2007	2006	2005	2004
Stores open at beginning of year	—	—	—	—	31
Stores opened during the year	—	—	—	—	—
Stores closed during the year	—	—	—	—	31

Stores open at end of year	—	—	—	—	—

Item 3.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. We anticipate receiving the appellate decision by June 2009. As of January 31, 2009, we have accrued in accrued liabilities in our consolidated balance sheet an amount equal to the settlement amount.

In January 2007, a class action complaint was filed against us in the Central District of the United States District Court of California, Southern Division, alleging violations of the FCRA, and in February 2007 a class action complaint was filed against us alleging similar violations in United States District Court, Central District of California, Western Division. The plaintiffs in the February 2007 complaint dismissed the complaint with prejudice in August 2007. The FCRA provides in part that portions of the credit card number may not be printed together with expiration dates on credit or debit card receipts given to customers. The FCRA imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise, damages are limited to actual losses incurred by the cardholder. On December 11, 2007, we reached a tentative agreement to settle the January 2007 complaint for less than $0.1 million. However, prior to the receipt of the executed settlement agreement, on February 8, 2008, we were named in another action, alleging the same violation, in the U.S. District Court, Western District of Pennsylvania. As a result, we withdrew our offer to settle the January 2007 action noted above. On June 3, 2008, the Credit and Debit Card Receipt Clarification Act of 2007 was enacted. This measure amended the FCRA to declare that a company that printed an expiration date on any receipt provided to a consumer cardholder at the point of sale or transaction between December 4, 2004, and the enactment of this legislation, but otherwise complied with FCRA requirements for such receipt, shall not be in willful noncompliance by reason of printing such expiration date on it. On July 1, 2008, and July 14, 2008, dismissals were filed by the plaintiffs in the United States District Court for the Central District of California and the United States District Court for the Western District of Pennsylvania, respectively. We made nominal settlement payments for both claims and all parties agreed that the actions were dismissed with prejudice and that each party was to bear all of its own costs and attorney’s fees.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us during the four-year period from May 21, 2003 through May 21, 2007. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 31, 2009.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us during the four-year period from September 29, 2004 through September 29, 2008. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Our responsive plea was filed on November 14, 2008. The parties have stipulated that the case be transferred to the complex panel of the San Francisco Superior Court for case management purposes. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 31, 2009.

On March 18, 2009, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us during the four-year period from March 18, 2005 through March 18, 2009. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 31, 2009.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of the pending litigation, we have insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which we do not have insurance coverage. As of January 31, 2009, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

We have two classes of common stock: Class A and Class B. Our Class A common stock is listed on the NASDAQ Global Market under the symbol “WTSLA.” As of March 30, 2009, there were 658 stockholders of record of our Class A common stock. The closing price of our Class A common stock on March 30, 2009, was $3.47 per share. As of March 30, 2009, there were no shares of our Class B common stock outstanding.

Price Range of Stock

The following table reflects the high and low closing sale prices of our Class A common stock as reported by NASDAQ for the last two fiscal years:

Quarter	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First quarter	$3.60	$2.55	$6.64	$5.68
Second quarter	$5.50	$3.60	$6.31	$4.30
Third quarter	$5.10	$2.33	$4.59	$2.33
Fourth quarter	$2.97	$1.85	$3.11	$1.92

Dividend Policy

We have reinvested earnings in the business and have never paid any cash dividends to holders of our common stock. The declaration and payment of future dividends, which are subject to the terms and covenants contained in the agreements governing our existing indebtedness, are at the sole discretion of the Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors. Our senior revolving credit facility and the indenture associated with our notes restrict our ability to declare or pay dividends on any of our shares without consent from the lenders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 31, 2009, about our common stock that may be issued upon the exercise of options, warrants, and rights granted to employees, consultants, or members of our Board of Directors under all of our existing equity compensation plans, including our 1996 Long-Term Incentive Plan, as amended; the 2000 Stock Incentive Plan; and the 2005 Stock Incentive Plan, as amended:

	(a)		(b)		(c)
Plan category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,187,462	(1)	$7.17	(2)	2,500,775
Equity compensation plans not approved by security holders	333,334	*	—		—

Total	4,520,796		$7.17		2,500,775

*	On October 8, 2007, Mr. Edmond Thomas, our president and chief executive officer, was issued 500,000 restricted shares of our company’s Class A common stock. The restricted shares were not issued pursuant to one of our company’s equity compensation plans. The restricted shares were issued pursuant to Section 4350(l)(1)(A)(iv) of the NASDAQ Marketplace Rules which permits equity incentive compensation to be issued to new employees of a company outside of a shareholder approved plan. The restricted shares vest in three substantially equal tranches on the next three anniversary dates of the original grant. In accordance with this vesting schedule, 166,666 of the restricted shares vested on October 8, 2008.
(1)	Includes 2,367,202 outstanding vested and nonvested stock options. Also includes 1,820,260 shares of nonvested restricted common stock and performance shares.
(2)	Includes 2,367,202 stock options exercisable at a weighted-average exercise price of $7.17. A weighted-average exercise price is not applied to the 1,820,260 of nonvested restricted common stock and performance shares.

Stock Price Performance Graph

The following graph compares the cumulative stockholder return on our Class A common stock with the return on the Total Return Index for the NASDAQ Stock Market (US) and the NASDAQ Retail Trade Stocks. The graph assumes $100 invested on January 30, 2004, in the stock of Wet Seal, the NASDAQ Global Stock Market (US), and the NASDAQ Retail Trade Stocks. It also assumes that all dividends are reinvested.

Comparison of Cumulative Total Return for the Class A Common Stock

of Wet Seal, January 30, 2004 through January 30, 2009 (1)

	January 28, 2005*	January 27, 2006*	February 2, 2007*	February 1, 2008*	January 30, 2009*
The Wet Seal, Inc.	$25	$63	$74	$36	$30
NASDAQ Stock Market (US)	$100	$113	$121	$116	$58
NASDAQ Retail Trade Stocks	$121	$129	$141	$125	$81

*	Closest preceding trading date to the beginning of our fiscal year.

(1) Returns are based upon the premise that $100 is invested in each of (a) our Class A common stock, (b) NASDAQ Stock Market, and (c) the index of NASDAQ Retail Trade Stocks on January 30, 2004, and that all dividends (if any) were reinvested. Over a five-year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each Wet Seal fiscal year. Stockholder returns over the indicated period should not be considered indicative of future shareholder returns.

The historical stock performance shown on the graph is not necessarily indicative of future price performance.

Unregistered Sales of Equity Securities

(a) None.

(b) None.

(c) None.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and other data as of and for the 2004 through 2008 fiscal years. The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

Five-Year Financial Summary

(In thousands, except per-share and per square foot amounts, ratios, share data, store data, and square footage data)

Fiscal Year	2008	2007	2006	2005	2004
Fiscal Year Ended	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005
Operating Results
Net sales	$592,960	$611,163	$564,324	$500,807	$435,582
Cost of sales	$400,521	$408,892	$370,888	$339,483	$377,664
Gross margin	$192,439	$202,271	$193,436	$161,324	$57,918
Selling, general, and administrative expenses	$154,671	$177,468	$178,703	$171,988	$162,047
Store closure (adjustments) costs	$—	$—	$(730)	$4,517	$16,398
Asset impairment	$5,611	$5,546	$425	$989	$41,378
Operating income (loss)	$32,157	$19,257	$15,038	$(16,170)	$(161,905)
Income (loss) before provision (benefit) for income taxes	$31,476	$23,610	$(12,530)	$(29,032)	$(164,080)
Income (loss) from continuing operations	$30,154	$23,232	$(12,838)	$(29,362)	$(194,762)
Loss from discontinued operations, net of income taxes(1)	$—	$—	$—	$—	$(6,967)
Net income (loss)	$30,154	$23,232	$(12,838)	$(29,362)	$(201,729)
Accretion of noncash dividends on convertible preferred stock	$—	$—	$—	$(23,317)	$—
Net income (loss) attributable to common stockholders	$30,154	$23,232	$(12,838)	$(52,679)	$(201,729)
Per-Share Data
Net income (loss) attributable to common stockholders, basic	$0.31	$0.24	$(0.18)	$(1.19)	$(5.99)
Net income (loss) attributable to common stockholders, diluted	$0.30	$0.23	$(0.18)	$(1.19)	$(5.99)
Weighted-average shares outstanding, basic	93,172,635	91,154,133	72,577,398	44,340,894	33,698,912
Weighted-average shares outstanding, diluted	99,029,046	100,938,542	72,577,398	44,340,894	33,698,912
Other Financial Information
Cash, cash equivalents, and investments	$142,064	$100,618	$105,254	$96,806	$71,702
Working capital	$130,716	$90,236	$89,954	$65,203	$26,886
Ratio of current assets to current liabilities	3.7	2.5	2.5	2.0	1.4
Total assets	$256,659	$224,076	$208,167	$181,055	$161,492
Long-term debt, including current portion(2)	$2,707	$3,583	$2,739	$19,824	$30,388
Total stockholders’ equity	$171,208	$127,839	$116,797	$64,470	$37,053
Other Operating Information
Number of stores open at year-end	496	494	430	400	502
Number of stores opened during the year	13	78	38	11	8
Number of stores closed during the year	11	14	8	113	110
Square footage of leased store space at year-end:
Total Company	1,879,395	1,863,123	1,612,807	1,498,638	1,920,460
Wet Seal	1,612,189	1,568,124	1,316,228	1,205,344	1,621,096
Arden B	267,206	294,999	296,579	293,294	299,364
Average sales per square foot of leased store space(3):
Total Company	$297	$332	$348	$330	$203
Wet Seal	$292	$314	$321	$297	$159
Arden B	$326	$420	$459	$464	$461
Average sales per store(3):
Total Company	$1,123	$1,248	$1,301	$1,236	$768
Wet Seal	$1,149	$1,229	$1,253	$1,164	$629
Arden B	$1,011	$1,324	$1,467	$1,476	$1,473
Comparable store sales—continuing operations (decrease) increase(1)(4):
Total Company	(8.5)%	(1.1)%	6.1%	44.7%	(13.0)%
Wet Seal	(4.5)%	1.2%	8.8%	74.1%	(22.3)%
Arden B	(23.5)%	(8.2)%	(1.1)%	0.1%	13.1%

(1)	The Zutopia concept was designated as a discontinued operation, which had an insignificant impact on comparable store sales.
(2)	Long-term debt is presented net of unamortized discount of $2.7 million, $5.5 million, $6.0 million, $35.6 million, and $44.3 million for fiscal 2008, fiscal 2007, fiscal 2006, fiscal 2005, and fiscal 2004, respectively.
(3)

Sales during the 53rd week of fiscal 2006 were excluded from “sales” for purposes of calculating “average sales per square foot of leased store space” and “average sales per store” in order to make fiscal 2006 comparable to fiscal 2004, fiscal 2005, fiscal 2007, and fiscal 2008.

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

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report. The following discussion and analysis contains forward-looking statements which involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Statement Regarding Forward Looking Disclosure and Risk Factors” included elsewhere in this Annual Report.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B”. At January 31, 2009, we had 496 retail stores in 47 states, Puerto Rico and Washington D.C. Of the 496 stores, there were 409 Wet Seal stores and 87 Arden B stores.

We report our results of operations as two reportable segments representing our two retail divisions (“Wet Seal” and “Arden B”). Internet operations for Wet Seal and Arden B are included in their respective operating segments. Although the two operating segments are similar in their products, production processes, distribution methods and regulatory environment, in fiscal 2007, due to the poor profit performance of the Arden B division and the disparity in financial performance between the two segments, we concluded that we no longer considered these operating segments to be economically similar.

Our fiscal year ends on the Saturday closest to the end of January. Fiscal 2008 and fiscal 2007 each include 52 weeks of operations and fiscal 2006 includes 53 weeks of operations.

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal division’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for four or more days in a fiscal month, due to remodel, relocation or other reasons, are removed from the comparable store base for that fiscal month as well as for the comparable fiscal month in the following fiscal year. Comparable store sales results are important in achieving operating leverage on certain expenses such as store payroll, occupancy, depreciation and amortization, general, and administrative expenses and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

Average transaction counts—We consider the trend in the average number of sales transactions occurring in our stores to be a key performance metric. To the extent we are able to increase transaction counts in our stores that more than offset any decrease in the average dollar sale per transaction, we will generate increases in our comparable store sales.

Gross margins—We analyze the components of gross margin, specifically cumulative mark-on, markups, markdowns, shrink, buying costs, distribution costs and store occupancy costs. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or in inventory shrink, or an inability to generate sufficient sales leverage on other components of cost of sales could have an adverse impact on our gross margin results and results of operations.

Operating income—We view operating income as a key indicator of our financial success. The key drivers of operating income are comparable store sales, gross margins and the changes we experience in operating costs.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report. The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, impairment of goodwill, stock-based compensation, income taxes and insurance reserves.

Revenue Recognition

Sales are recognized upon purchases by customers at our retail store locations. Taxes collected from our customers are and have been recorded on a net basis. For online sales, revenue is recognized at the estimated time goods are received by customers. Customers typically receive goods within four days of being shipped. Shipping and handling fees billed to customers for online sales are included in net sales. For fiscal 2008, 2007 and 2006, shipping and handling fee revenues were $2.4 million, $1.9 million, and $1.5 million, respectively.

We have recorded accruals to estimate sales returns by customers based on historical sales return results. Historically, a customer generally could return merchandise within 30 days of the original purchase date. Beginning in the third quarter of fiscal 2008, we modified our sales return policy to allow customers to return merchandise only within 21 days of original purchase. We also modified sales return policy such that Wet Seal retail store merchandise may be returned for store credit only and Arden B retail store and online merchandise may be returned for cash refund or store credit within seven days of the original purchase date, and for store credit only thereafter. For Wet Seal online sales, merchandise may be returned within 21 days for a full refund. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the consolidated balance sheets and was $0.4 million and $0.7 million at January 31, 2009 and February 2, 2008, respectively.

We recognize the sales from gift cards, gift certificates, and store credits as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates, and store credits until we are released from such liability, which includes consideration of potential obligations arising from state escheatment laws. Our gift cards, gift certificates, and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates, and store credits are not redeemed or recovered (“breakage”). Historically, due to the lack of sufficient historical redemption trend data, we had not recognized breakage on gift cards, gift certificates, and store credits. In the fourth quarter of fiscal 2007, we analyzed company-specific historical redemption patterns and determined that the likelihood of redemption of unredeemed gift cards, gift certificates, and store credits three years after their issuance is remote. Beginning in the fourth quarter of fiscal 2007, we adjusted our unearned revenue liability to recognize estimated unredeemed amounts and began to record breakage as additional sales for gift cards, gift certificates, and store credits that remained unredeemed three years after their issuance. Our net sales in the fourth quarter of fiscal 2007 included a benefit of $3.7 million to reduce our unearned revenue liability for estimated unredeemed amounts. Our net sales for fiscal 2008 included a benefit of $0.9 million to reduce our unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates, and store credits is recorded in accrued liabilities in the consolidated balance sheets and was $6.5 million and $6.3 million at January 31, 2009 and February 2, 2008, respectively. If actual redemptions ultimately differ from the assumptions underlying our breakage adjustments, or our future experience indicates the likelihood of redemption of gift cards, gift certificates, and store credits becomes remote at a different point in time after issuance, we may recognize further significant adjustments to our accruals for such unearned revenue, which could have a significant effect on our net sales and results of operations.

We maintain a frequent buyer program through our Wet Seal division. Under the program, customers receive a 10% to 20% discount on all purchases made during a 12-month period and are provided $5-off coupons that may be used on purchases during such period. The annual membership fee of $20 is nonrefundable. Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases.

We have historically recognized membership fee revenue under the frequent buyer program on a straight-line basis over the 12-month membership period due to a lack of sufficient program history to determine customer usage patterns. During November 2007, we changed from in-store delivery to e-mail delivery of the program’s $5-off coupons, which eliminated the customer’s ability to use such coupons at the time of initial purchases. We believe this change affects customer usage patterns. We also continue to test alternative program structures, and promotions tied to the program, and may decide to further modify the program in ways that could also affect customer usage patterns. As a result of the recent program change and potential further modifications, we believe it is appropriate to maintain straight-line recognition of membership fee revenue. We may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales. The unearned revenue for this program is recorded in accrued liabilities in the consolidated balance sheets and was $5.0 million and $9.6 million at January 31, 2009 and February 2, 2008, respectively.

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

During fiscal 2006, we modified the terms of the Arden B loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, we also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for preexisting awards of either two or 12 months from the program change date. This resulted in a reduction to our estimate of ultimate award redemptions under the program. Additionally, during fiscal 2006, we further reduced our estimate of ultimate redemptions based upon lower-than-anticipated redemption levels under the program’s revised terms. As a result, in fiscal 2006, we recorded a benefit of $3.7 million, which was recorded as an increase to net sales and a decrease to accrued liabilities.

During fiscal 2007, we further modified the terms of the Arden B loyalty program whereby, quarterly, we convert into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if unredeemed after 60 days.

The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $1.6 million and $2.0 million at January 31, 2009 and February 2, 2008, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record adjustments to the unearned revenue accrual, which would affect net sales.

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

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis in fiscal 2008, 2007 and 2006 were $77.4 million, $84.5 million and $72.2 million, respectively, and represented 13.1%, 13.8% and 12.8% of net sales, respectively. We accrued $1.8 million and $3.5 million for planned but unexecuted markdowns as of January 31, 2009 and February 2, 2008, respectively.

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

During fiscal 2008, 2007 and 2006, we determined such events or changes in circumstances had occurred with respect to certain of our retail stores, and that operating losses or insufficient operating income would likely continue. As such, we recorded noncash charges of $5.6 million, $2.0 million and $0.4 million, respectively, in our consolidated statements of operations for fiscal 2008, 2007 and 2006 to write down the carrying value of these stores’ long-lived assets to their estimated fair value.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of our goodwill may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. Based on our analysis performed in the fourth quarter of fiscal 2007, which considered the deteriorating operating performance of the Arden B division and our resulting outlook for that business, we wrote off the entire $3.5 million carrying value of our goodwill, which was directly associated with the Arden B division. This charge is included in asset impairment in our consolidated statements of operations. As a result, no goodwill remained on our consolidated balance sheets as of January 31, 2009 and February 2, 2008. Based on analyses performed in fiscal 2006, we determined that no impairments of goodwill had occurred.

Stock-Based Compensation

Effective January 29, 2006, we adopted the provisions of SFAS No. 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

We also apply the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods and Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” for stock-based compensation to individuals other than employees.

We currently use the Black-Scholes option-pricing model to value stock options granted to employees. We use these values to recognize stock compensation expense for stock options in accordance with SFAS No. 123(R). The Black-Scholes model is complex and requires significant exercise of judgment to estimate future common stock dividend yield, common stock expected volatility and the expected life of the stock options. These assumptions significantly affect our stock option valuations, and future changes in these assumptions could significantly change valuations of future stock option grants and, thus, affect future stock compensation expense. In addition, if circumstances were to change such that we determined stock options values were better represented by an alternative valuation method, such change could also significantly affect future stock compensation expense.

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

The following table summarizes stock-based compensation recorded in the consolidated statements of operations, including charges of $9.8 million during fiscal 2006 associated with performance shares granted to the merchandising consultant as discussed further below under the heading “Merchandising Consultant”:

	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands)
Cost of sales	$574	$1,120	$986
Selling, general, and administrative expenses	2,403	4,087	14,030

Stock-based compensation	$2,977	$5,207	$15,016

Change in Estimated Forfeiture Rate

In the first quarter of fiscal 2008, based on historical analysis, we modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense for our executives, which in fiscal 2007 had been grouped separately from nonexecutives based on dissimilar historical forfeiture experience, from a 5% forfeiture rate to a 10% forfeiture rate. See Note 2 of the Notes to Consolidated Financial Statements for further information.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and our historical operating losses, we concluded during fiscal 2004 that it was more likely than not that we would not realize our net deferred tax assets. As a result of this conclusion, we reduced our net deferred tax assets to zero by establishing a tax valuation allowance in fiscal 2004. In addition, we discontinued recognizing income tax benefits in the consolidated statements of operations until we have determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets.

As of January 31, 2009, we had federal net operating loss carryforwards (NOLs) of $117.9 million, of which $12.9 million relates to benefits from the exercise of stock options for which the associated valuation allowance reversal will be recorded to paid-in capital on the consolidated balance sheets if and when reversed. Our federal NOLs begin to expire in 2023. The entire federal NOL of $117.9 million is subject to annual utilization limitations as of February 1, 2009. As of January 31, 2009, we also had federal charitable contribution carryforwards of $18.3 million, which have begun to expire in 2009, alternative minimum tax credits of $2.0 million, which do not expire, and state NOLs of $102.5 million, which begin to expire in 2009 and are also subject to annual utilization limitations.

As noted above, we maintain a 100% valuation allowance against our net deferred income tax assets, which are comprised primarily of NOLs. Through fiscal 2008, we have generated three consecutive fiscal years of federal taxable income and have realized a portion of our NOLs to offset regular taxable income in those years. However, as a result of the difficult economic environment in which we currently operate and the impact these economic conditions have had on our comparable store sales trends, especially during the second half of fiscal 2008, we believe that, as of January 31, 2009, evidence continues that does not support realization of these net deferred income tax assets. Prospectively, as we continue to evaluate available evidence, including the depth of the current economic downturn and its implications on our operating results, it is possible that we may deem some or all of our deferred income tax assets to be realizable. However, this would not change our current expectations that, even if we were to generate taxable income, we would not incur significant cash income tax payments in fiscal 2009 as we would continue to utilize available NOLs.

Section 382 of the Internal Revenue Code, or Section 382, contains provisions that may limit the availability of federal NOLs to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests of our common stock. Under Section 382, an ownership change that triggers potential limitations on NOLs occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Our current expectations regarding the federal NOLs we may use annually in fiscal 2009 and thereafter are based on calculations made by management in April 2005 and December 2006, at which times the Company incurred Section 382 ownership changes. If we were to determine that we had incurred another ownership change at some time after December 2006, we would be required to re-calculate our annual federal net operating loss utilization limit, which could result in a decrease to NOLs annually available to offset taxable income.

As a result of these ownership changes, of our $117.9 million of remaining federal NOLs, we may utilize up to approximately $59.5 million of federal NOLs to offset taxable income in fiscal 2009. We may also experience additional ownership changes, as defined by Section 382, in the future which could further limit the amount of federal NOLs annually available.

We may also generate income in future periods on a federal alternative minimum tax basis, which would result in alternative minimum taxes payable on a portion of such income.

In addition, we may determine that varying state laws with respect to NOL utilization may result in lower limits, or an inability to utilize loss carryforwards in some states altogether, which could result in our incurring additional state income taxes. During fiscal 2008, the State of California passed legislation that suspended our ability to utilize NOLs to offset taxable income in that state in fiscal 2008 and fiscal 2009. This resulted in our incurrence of additional state income taxes in California and an increase in our effective tax rate in fiscal 2008 to 4.2% versus our previously expected effective income tax rate of 2.1%.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with the recognition and measurement related to accounting for income taxes. We were subject to the provisions of FIN 48 as of February 4, 2007. The adoption of FIN 48 had no effect on our consolidated financial statements. At January 31, 2009, we had no significant unrecognized tax benefits or expenses that, if recognized, would affect our effective income tax rate in future periods. We are currently unaware of any issues under review that could result in significant payments, accruals or material deviations from our recognized tax positions. However, if we later identify other income tax issues that result in significant additional payments or necessary accruals, this could have a material adverse effect on our reported results.

Insurance Reserves

We are partially self-insured for our workers’ compensation and group health plans. Under the workers’ compensation insurance program, we are liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.6 million. Under our group health plan, we are liable for a deductible of $0.15 million for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to adjustment based on the number of participants in the plan each month. For both of the insurance plans, we record a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. We will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause us to revise our estimate of potential losses and affect our reported results. Included in accrued liabilities within the consolidated balance sheets as of January 31, 2009 and February 2, 2008, are $2.1 million and $1.8 million, respectively, for reported claims and estimated unreported claims under our self-insured workers’ compensation and group health plans.

Current Trends and Outlook

We currently operate in a challenging retail environment driven by several factors, including disruptions in the U.S. housing and financial markets, increasing unemployment rates across all regions of the U.S. and significant declines in consumer confidence and spending. During the fourth calendar quarter of 2008, U.S. gross domestic product decreased 6.2% on a year-over-year basis, representing the largest such quarterly decline in the last 26 years. Our operating performance is susceptible to the recent changes in the general economic conditions which have impacted consumer confidence and discretionary consumer spending in the United States. If the conditions remain uncertain or continue to be volatile, our operating performance may be adversely affected.

Our comparable store sales decreased 8.5% for fiscal 2008, driven by a 23.5% comparable store sales decline in our Arden B division as we continued our efforts to position the division with new merchandise, and a 4.5% comparable store sales decline in our Wet Seal division. We made progress on several key initiatives at both divisions during fiscal 2008, including the hiring of a new chief merchandise officer at Wet Seal and engagement of a consultant to oversee merchandising at Arden B, infrastructure down-sizing and other organizational changes at Arden B, and improved inventory management, better aligned management incentive goals and increased operating efficiencies at both divisions. While we have made this progress, we will continue to focus on increasing store level efficiencies and lowering operating costs. We will continue to take aggressive steps to revitalize Arden B, including continued maintenance of conservative inventory levels, advancing on our goal of continuing to phase in a better merchandise assortment and modifying pricing and promotional strategies across all product categories in an effort to enhance sales without sacrificing margin performance. At the same time, we will remain focused on continuing productivity and cost savings initiatives, as well as on several initiatives to improve sales productivity at both divisions.

During the four weeks ended February 28, 2009, we experienced the continuing effects of the difficult retail environment, with a comparable store sales decline of 6.6%, comprised of an 11.5% decline in our Arden B division and a 5.6% decline in our Wet Seal division.

Our long-term strategy is to return to positive comparable store sales growth, revive the Arden B business, expand our existing retail store base and expand our online businesses. We are also taking several steps to drive higher sales productivity in our retail stores, including improved store layout and visual displays, and have embarked on several initiatives to improve gross margins, including efforts to optimize sourcing of merchandise, enhance our inventory planning and allocation functions, better align merchandise mix with target customer wants and improve supply chain efficiency through better coordination among and within our vendor, internal distribution and store operations organizations.

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

Store Openings and Closures

During fiscal 2008, we opened 13 and closed three Wet Seal stores and closed eight Arden B stores. We believe future closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease. We may, however, accelerate the closure of underperforming Arden B stores prior to lease expirations in cases where we can obtain favorable early lease terminations with the landlords or may rebrand a limited number of Arden B stores as Wet Seal stores.

We expect to open a small number of new Wet Seal stores, net of closings, during fiscal 2009.

Credit Extensions

Prior to our recapitalization and financing transactions in fiscal 2004 and 2005, we experienced a tight credit environment. Credit extended to us by vendors, factors, and others for merchandise and services was extremely limited. This credit tightening required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. The lack of credit created a considerable need for working capital. Our improving sales trend, the completion of financing transactions in fiscal 2004 and 2005 and our improved operating results in fiscal 2005 through fiscal 2008 significantly improved our cash position and liquidity profile. As a result, we achieved improvements in credit terms with several vendors, and we believe, but cannot provide assurance, that we could now obtain longer credit terms with additional vendors. However, we continue to maintain shorter credit terms in order to take advantage of favorable purchase discounts.

Merchandising Consultant

From late 2004 through the end of fiscal 2006, we used the assistance of a consultant for merchandising initiatives for our Wet Seal division. On July 6, 2005, we entered into a related consulting agreement that expired on January 31, 2007, and an associated stock award agreement that expired on January 1, 2008.

Under the terms of the consulting agreement and stock award agreement, we recorded charges of $9.8 million in noncash stock compensation, and $1.2 million in cash charges, within general and administrative expenses in our consolidated statements of operations during fiscal 2006. We incurred no stock compensation or cash charges associated with this agreement during fiscal 2008 or fiscal 2007.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the fiscal year indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales
Fiscal Year	2008	2007	2006
Fiscal Year Ended	January 31, 2009	February 2, 2008	February 3, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.5	66.9	65.7

Gross margin	32.5	33.1	34.3
Selling, general, and administrative expenses	26.2	29.0	31.7
Store closure adjustments	—	—	(0.1)
Asset impairment	0.9	0.9	0.1

Operating income	5.4	3.2	2.6
Interest (expense) income, net	(0.1)	0.7	(4.9)

Income (loss) before provision for income taxes	5.3	3.9	(2.3)
Provision for income taxes	0.2	0.1	—

Net income (loss)	5.1%	3.8%	(2.3)%

Fiscal 2008 compared to Fiscal 2007

The following summarizes the consolidated operating results of our company. This discussion is followed by an overview of operating results by reportable segment.

Net Sales

	2008	Change From Prior Fiscal Year		2007
	($ in millions)
Net sales	$593.0	$(18.2)	(3.0)%	$611.2
Comparable store sales			(8.5)%

Net sales in fiscal 2008 decreased as a result of the following:

•

A decrease of 8.5% in comparable store sales, which resulted from a 2.6% decrease in the number of transactions per store and a 6.7% decrease in the average dollar sale per transaction. The decline in average dollar sale per transaction resulted primarily from a 7.5% decrease in our average unit retail prices, partially offset by a 2.5% increase in units purchased per customer; and

•

A decrease of $2.8 million in net sales for the recording of breakage on unredeemed gift cards, gift certificates, and store credits, primarily as a result of the fourth quarter of fiscal 2007 including a $3.7 million benefit adjustment, versus no such similar adjustment in fiscal 2008.

However, these factors were partially offset by:

•	An increase of $4.3 million in net sales for our Internet business compared to the prior year, which is not a factor in calculating our comparable store sales; and

•	An increase in the number of stores open, from 494 stores as of February 2, 2008, to 496 stores as of January 31, 2009.

Cost of Sales

	2008	Change From Prior Fiscal Year		2007
	($ in millions)
Cost of sales	$400.5	$(8.4)	(2.0)%	$408.9
Percentage of net sales	67.5%		0.6%	66.9%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with design, buying, planning and allocation; processing, receiving and other warehouse costs; rent; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales decreased due primarily to the 3.0% decrease in net sales and a decrease in buying, planning and allocation costs due to eliminated positions as a result of the restructuring of the Arden B buying and design organization, partially offset by an increase in occupancy costs due to normal inflation in common area maintenance and other costs, the full-year effect of occupancy cost for 78 stores opened in fiscal 2007 and the partial-year effect of occupancy cost for 13 stores opened in fiscal 2008.

Cost of sales increased as a percentage of net sales due primarily to a deleveraging effect on occupancy cost from our comparable store sales decrease.

However, this increase was partially offset by the following decreases:

•	An increase in merchandise margin as a percentage of sales. The merchandise margin increased due to a decrease in markdown rates, as compared to the prior year; and

•

$0.2 million of preopening costs for our new stores incurred during fiscal 2008, associated with stores under construction and/or opened during the period, versus $1.4 million of such costs incurred in the prior year.

Selling, General, and Administrative Expenses (SG&A)

	2008	Change From Prior Fiscal Year		2007
	($ in millions)
Selling, general, and administrative expenses	$154.7	$(22.8)	(12.8)%	$177.5
Percentage of net sales	26.2%		(2.8)%	29.0%

Our SG&A expenses are comprised of two components. Selling expenses include store and field support costs, including personnel, advertising and merchandise delivery costs as well as Internet processing costs. General and administrative expenses include the cost of corporate functions such as executives, legal, finance and accounting, information systems, human resources, real estate and construction, loss prevention and other centralized services.

During fiscal 2008, we placed major emphasis on reducing costs across all SG&A categories, resulting in a significant decline in SG&A in absolute dollars as well as a percentage of sales.

Selling expenses decreased approximately $17.2 million from the prior year. As a percentage of net sales, selling expense was 20.9% of net sales, or 210 basis points lower, as a percentage of net sales, than that of a year ago.

The following contributed to the current year decrease in selling expenses:

•

An $8.2 million decrease in payroll and benefits costs as a result of lower sales volume, improved alignment of store incentive programs with sales and labor productivity performance, reduced nonselling store activities, a decrease in claim costs in our employee health care plan, primarily due to an increase in claim costs in the prior year as a result of two unusual cases, and a reduction in store preopening costs;

•

A $3.5 million decrease in advertising and marketing expenditures due to elimination of print advertising programs in fiscal 2008 and the decision not to execute certain advertising activities at our Arden B division until merchandise content improves;

•	A $1.6 million decrease in store supply costs due to improved management oversight and favorable cost negotiations;

•	A $1.3 million decrease in store and field travel and meeting costs;

•	A $1.0 million decrease in merchandise delivery costs due to reduced shipping costs as a result of a change in freight carriers;

•	A $0.4 million decrease in bags and boxes due to lower sales volume;

•	A $0.3 million decrease in Internet production and ordering costs due to reduced shipping costs and improved efficiency in fulfillment;

•	A $0.3 million decrease in bad debt expenses primarily as a result of decreased credit card chargebacks in our Internet operations;

•	A $0.1 million decrease in stock compensation expense related to forfeitures for terminated employees;

•	A $0.1 million decrease in inventory service fees;

•	A $0.1 million decrease in field recruiting and relocation expenses;

•	A $0.1 million decrease in telephone expenses; and

•	A $0.2 million net decrease in other selling costs.

General and administrative expenses decreased approximately $5.6 million from the prior year to $30.8 million. As a percentage of net sales, general and administrative expenses were 5.3%, or 70 basis points lower, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	A $2.2 million decrease in corporate wages and payroll taxes primarily due to reduced staffing levels from a January 2008 organizational restructuring;

•	A $0.8 million decrease in Board of Directors stock compensation expense;

•

A $0.9 million decrease in consultant fees as a result of a decrease in store lease review fees due to a decline in fiscal 2008 store openings, lower internal audit fees as a result of timing of services performed and the prior year including fees for a store efficiency project;

•	A $0.8 million decrease in recruiting fees, primarily due to fees incurred in the prior year associated with the search for a chief executive officer;

•	A $0.7 million decrease as a result of prior year charges associated with a separation agreement upon departure of our former chief executive officer;

•	A $0.7 million decrease in stock compensation primarily due higher than originally estimated forfeitures and a decrease in grants of stock options and other share-based awards;

•	A $0.4 million decrease in depreciation due to certain corporate assets becoming fully depreciated in the current year;

•	A $0.2 million decrease in loss on asset disposals as the prior year included disposals related to software programs;

•	A $0.2 million decrease in corporate travel; and

•	A $0.2 million net decrease in other general and administrative expenses.

However, the decreases in general and administrative expenses were partially offset by the following increases:

•	A $1.2 million increase in legal fees due to a $0.7 million prior year insurance reimbursement of previously incurred legal fees, and a general increase in the level of necessary legal services; and

•

A $0.3 million increase in computer maintenance expense primarily due to additional maintenance fees commencing upon the fiscal 2008 acquisition of Oracle systems to be implemented in fiscal 2009 and fiscal 2010.

Asset Impairment

	2008	Change From Prior Fiscal Year		2007
	($ in millions)
Asset impairment	$5.6	$0.1	1.2%	$5.5
Percentage of net sales	0.9%		—%	0.9%

Based on our quarterly assessments of the carrying value of long-lived assets, in fiscal 2008, we identified certain stores, primarily within our Arden B division, with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values and wrote down the value of certain capital additions made to previously impaired stores. We incurred noncash charges of $5.6 million in writing down these stores to their respective fair values.

During fiscal 2007, we recorded impairment charges of $2.0 million in writing down certain stores’ assets to their respective fair values. Additionally in fiscal 2007, based on our annual goodwill analysis, in which we considered the deteriorating operating performance of our Arden B division and our resulting outlook for that business, we wrote off the entire $3.5 million carrying value of our goodwill, which was directly associated with the Arden B division.

Interest (Expense) Income, Net

	2008	Change From Prior Fiscal Year		2007
	($ in millions)
Interest (expense) income, net	$(0.7)	$(5.1)	(115.6)%	$4.4
Percentage of net sales	(0.1)%		(0.8)%	0.7%

We generated interest expense, net, of $0.7 million in fiscal 2008 comprised of:

•	Noncash net accelerated interest charges of $1.9 million upon the conversion of $3.4 million of convertible notes into 2,274,804 shares of our common stock;

•

Noncash interest expense of $0.8 million with respect to our secured convertible notes comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal;

•	Amortization of deferred financing costs of $0.1 million associated with our revolving credit facility and secured convertible notes; and

•	Interest income of $2.1 million from investments in cash and cash equivalents and a nominal noncash benefit to recognize the decrease in market value of a derivative liability.

In fiscal 2007, we generated interest income, net, of $4.4 million, comprised of $5.3 million from investments in cash, cash equivalents and marketable securities, and noncash credits of $0.1 million from capitalized interest during the construction period on new store openings; partially offset by noncash interest expense of $0.8 million with respect to our secured convertible notes comprised of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; amortization of deferred financing costs of $0.1 million associated with our revolving credit facility and secured convertible notes and noncash interest expense of $0.1 million to recognize the increase in market value of a derivative liability.

Provision for Income Taxes

	2008	Change From Prior Fiscal Year		2007
	($ in millions)
Provision for income taxes	$1.3	$0.9	249.7%	$0.4

We have NOLs available, subject to certain limitations, that offset our regular taxable income in fiscal 2008. As a result of a recent California tax law change, we are disallowed fiscal 2008 utilization of NOLs to offset taxable income in that state. Accordingly, we recognized a provision for income taxes using estimated effective tax rates of 2.0% for federal income taxes and 2.2% for state income taxes. These effective rates are based on the portion of our taxable income for fiscal 2008 that cannot be offset by NOLs.

We ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning with our second quarter of fiscal 2004, and we currently recognize the tax benefits associated with our deferred tax assets only when they are realized.

In fiscal 2008 and fiscal 2007, we had sufficient NOLs available to fully offset taxable income generated in both fiscal years. However, under federal tax law, we are permitted to use NOLs to offset only 90% of our taxable income, as calculated on the alternative minimum tax basis. As such, our remaining 10% of income, as calculated on the alternative minimum tax basis, is subject to federal income taxes payable at a rate of 20%. Our fiscal 2008 and fiscal 2007 provisions for federal income taxes are primarily comprised of this alternative minimum tax and our fiscal 2008 provision for state income taxes is primarily comprised of California regular income taxes due to the NOL utilization disallowance noted above.

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

Wet Seal:
(In thousands, except sales per square foot and store count data)	Fiscal 2008	Fiscal 2007
Net sales	$491,052	$478,405
% of consolidated net sales	83%	78%
Comparable store sales % (decrease) increase compared to the prior fiscal year	(4.5)%	1.2%
Operating income	$71,113	$69,188
Sales per square foot	$292	$314
Number of stores as of year-end	409	399
Square footage as of year-end	1,612	1,568

Wet Seal comparable stores sales decreased 4.5% during fiscal 2008, compared to a prior year increase of 1.2%. Wet Seal comparable store sales decreased 6.1% during the second half of fiscal 2008, which coincided with a further decline in the U.S. economy. The decrease during fiscal 2008 was due primarily to a 4.2% decline in comparable store average dollar sale and a 1.2% decrease in comparable store average transaction counts per store. The decrease in comparable store average dollar sale resulted from a 4.2% decrease in our average unit retail prices, partially offset by a 2.0% increase in units purchased per customer. The net sales increase was attributable primarily to the increase in number of stores open, from 399 stores as of February 2, 2008, to 409 stores as of January 31, 2009, and a $5.7 million increase in net sales in our Internet business, partially offset by the comparable store sales decline.

Wet Seal’s operating income, before allocation of corporate general and administrative expenses, was 14.5% of its net sales for both fiscal 2008 and fiscal 2007. Wet Seal’s operating income rate, as a percentage of sales, remained stable in spite of the comparable store sales decline due primarily to a decrease in store payroll costs as a result of improved store labor management and reduced nonselling tasks, partially offset by a decrease in merchandise margin as a result of higher markdown rates due to the competitive retail environment compared to the prior year and an increase in occupancy costs resulting from the deleveraging effect of the decrease in comparable store sales. Additionally, during fiscal 2008 and fiscal 2007, operating income included $0.6 million and $2.9 million, respectively, of additional net sales resulting from the recognition of breakage on gift cards, gift certificates, and store credits and noncash asset impairment charges of $0.5 million and $0.2 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly evaluations of the carrying value of long-lived assets in excess of forecasted undiscounted cash flows.

Arden B:

(In thousands, except sales per square foot and store count data )	Fiscal 2008	Fiscal 2007
Net sales	$101,908	$132,758
% of consolidated net sales	17%	22%
Comparable store sales % decrease compared to the prior fiscal year	(23.5)%	(8.2)%
Operating loss	$(9,754)	$(14,953)
Sales per square foot	$326	$420
Number of stores as of year-end	87	95
Square footage as of year-end	267	295

Arden B comparable stores sales decreased 23.5% during fiscal 2008, compared to a prior year decrease of 8.2%. The decrease during fiscal 2008 was due primarily to a 17.4% decrease in comparable store average transaction counts per store and a 7.3% decrease in comparable store average dollar sale. The decrease in comparable store average dollar sale resulted from a 7.3% decline in our average unit retail prices and flat units purchased per customer. In addition, net sales during fiscal 2008 included a $1.4 million decrease in net sales in our Internet business.

Arden B incurred an operating loss, before allocation of corporate general and administrative expenses, of 9.6% of net sales during fiscal 2008, compared to an operating loss of 11.3% of net sales during fiscal 2007. The improvement in operating results was due primarily to an increase in merchandise margin resulting from a significant decrease in markdown rates and higher initial markup rates, a decrease in buying costs due to the restructuring of the Arden B buying and design group and a decrease in advertising and marketing expenditures due to elimination of Arden B print advertising programs in fiscal 2008 and the decision not to execute certain advertising activities at our Arden B division until merchandise content improves. These decreases were partially offset by the deleveraging effect on occupancy and other operating costs resulting from the decrease in comparable store sales. Additionally, during fiscal 2008 and fiscal 2007, operating loss included $0.3 million and $0.8 million, respectively, of additional net sales resulting from the recognition of breakage on gift cards, gift certificates, and store credits. Fiscal 2008 and fiscal 2007 operating loss also included noncash asset impairment charges of $5.1 million and $1.9 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly evaluations of the carrying value of long-lived assets in excess of forecasted undiscounted cash flows, and fiscal 2007 included a $3.5 million write-off of the carrying value of the goodwill associated with the Arden B division.

Fiscal 2007 compared to Fiscal 2006

Net Sales

	2007	Change From Prior Fiscal Year		2006
	($ in millions)
Net sales	$611.2	$46.9	8.3%	$564.3
Comparable store sales			(1.1)%

Net sales in fiscal 2007 increased as a result of the following:

•	An increase in the number of stores open, from 430 stores as of February 3, 2007, to 494 stores as of February 2, 2008;

•	An increase of $9.0 million in net sales for our Internet business compared to the prior year, which is not a factor in calculating our comparable store sales; and

•	An increase of $3.7 million in net sales for the recording of breakage on unredeemed gift cards, gift certificates, and store credits in the fourth quarter of fiscal 2007.

However, these factors were partially offset by:

•

A decrease of 1.1% in comparable store sales, which resulted from a 4.8% decrease in the number of transactions per store, partially offset by a 3.0% increase in the average dollar sale. The average dollar sale increase resulted from a 5.3% increase in our average unit retail prices, partially offset by a 1.7% decline in units purchased per customer;

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

•

$1.4 million of preopening costs for our new stores incurred during fiscal 2007, associated with stores under construction and/or opened during the period, versus $0.6 million of such costs incurred in the prior year.

Selling, General, and Administrative Expenses (SG&A)

	2007	Change From Prior Fiscal Year		2006
	($ in millions)
Selling, general, and administrative expenses	$177.5	$(1.2)	(0.7)%	$178.7
Percentage of net sales	29.0%		(2.7)%	31.7%

Selling expenses increased approximately $9.9 million over the prior year. As a percentage of net sales, selling expense was 23.1% of net sales, or 20 basis points lower as a percentage of net sales, than a year ago.

The following contributed to the current year increase, in dollars, in selling expenses:

•

A $6.8 million increase in payroll and benefits costs as a result of the increase in the number of stores, the impact of store labor during preopening periods for stores under construction and/or opened during the current year, and an increase in claim costs in our employee health care plan, primarily associated with two cases;

•	A $1.9 million increase in credit card and other banking fees;

•	A $0.9 million increase in Internet production and ordering costs due to higher Internet sales compared to the prior year;

•	A $0.7 million increase in merchandise delivery costs due to the increased store growth; and

•	A $0.4 million increase in advertising and marketing expenditures.

However, these increases, in dollars, were partially offset by the following decreases:

•	A $0.3 million decrease in store and field travel costs;

•	A $0.3 million decrease in store supply costs; and

•	A $0.2 million decrease in field support bonuses based upon our financial performance relative to bonus targets.

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

•	A $0.7 million severance charge in the prior year related to a former executive;

•	A decrease of $1.7 million in legal fees due primarily to a $0.7 million insurance reimbursement and settlement, and a general decrease in the level of legal services; and

•	A $0.6 million decrease in corporate bonus based on our financial performance relative to bonus targets.

However, the decrease in general and administrative expenses was partially offset by the following increases:

•	A $0.7 million charge associated with a separation agreement upon departure of our former chief executive officer;

•	A $0.7 million increase in recruiting fees, primarily associated with our search for a new chief executive officer; and

•	A $1.5 million increase in corporate payroll due to achievement of full staffing in several corporate support functions.

Store-Closure Adjustments

	2007	Change From Prior Fiscal Year		2006
	($ in millions)
Store-closure adjustments	$—	$(0.7)	(100.0)%	$(0.7)
Percentage of net sales	0.0%		(0.1)%	(0.1)%

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

Based on our quarterly assessments of the carrying value of long-lived assets, in fiscal 2007 we identified certain stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, as well as wrote down the value of certain capital additions made to previously impaired stores. We incurred noncash charges of $2.0 million to write down these stores to their respective fair values.

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

•

Noncash interest expense of $0.8 million with respect to our secured convertible notes comprised primarily of discount amortization, with the nominal residual comprised of annual interest at 3.76%, which we have elected to add to principal;

•	Noncash credits of $0.1 million from capitalized interest during the construction period on new store openings;

•	Amortization of deferred financing costs of $0.1 million associated with our revolving credit facility and secured convertible notes; and

•	Noncash interest expense of $0.1 million to recognize the increase in market value of a derivative liability.

In fiscal 2006, we incurred interest expense, net, of $27.6 million, comprised of $29.1 million of net accelerated interest charges upon investor conversions into Class A common stock of $37.5 million of our secured convertible notes, $0.2 million to write off unamortized deferred financing costs and cash interest expense of $0.1 million for a prepayment penalty upon repayment of the $8.0 million term loan, $2.1 million of interest expense on our secured convertible notes for annual interest at 3.76% and discount amortization, amortization of $0.5 million of deferred financing cost, and $0.4 million interest expense on the term loan, plus related revolving credit facility, appraisal and amendment fees, partially offset by $4.4 million of interest income from investment of cash and a noncash credit of $0.4 million to recognize the decrease in market value of derivative liabilities.

Provision for Income Taxes

	2007	Change From Prior Fiscal Year		2006
	($ in millions)
Provision for income taxes	$0.4	$0.1	22.7%	$0.3

In fiscal 2007, we had net operating loss carryforwards (NOLs) available, subject to certain limitation, to offset our regular taxable income. We recognized a provision for income taxes that resulted in effective tax rates of 1.5% for federal income taxes and 0.1% for state income taxes. These effective rates are based on the portion of our estimated alternative minimum taxable income for fiscal 2007 that cannot be offset by NOLs.

We ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning with our second quarter of fiscal 2004, and we currently recognize the tax benefits associated with our deferred tax assets only when they are realized.

In fiscal 2007 and fiscal 2006, we had sufficient NOLs available to fully offset taxable income generated in both fiscal years. In fiscal 2006, despite our loss before provision for income taxes, due primarily to the nondeductibility for tax purposes of the interest expense associated with our secured convertible notes, we generated taxable income. However, under federal tax law, we are permitted to use NOLs to offset only 90% of our taxable income, as calculated on the alternative minimum tax basis. As such, our remaining 10% of income, as calculated on the alternative minimum tax basis, is subject to federal income taxes payable at a rate of 20%. Our fiscal 2007 and fiscal 2006 provisions for income taxes are primarily comprised of this alternative minimum tax.

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

Wet Seal comparable stores sales increased 1.2% in fiscal 2007, compared to a prior year increase of 8.8%. The increase in fiscal 2007 was due primarily to a 5.1% increase in the average dollar sale, partially offset by a 4.9% decrease in the number of transaction counts per store. The increase in the average dollar sale resulted from a 7.6% increase in our average unit retail prices, somewhat offset by a 1.6% decrease in units purchased per customer. The overall net sales increase was attributable to the increase in number of stores open, from 338 stores as February 3, 2007 to 399 stores as of February 2, 2008, a $6.5 million increase in net sales in our Internet business, and a $2.9 million benefit of recording breakage for unredeemed gift cards, gift certificates, and store credits in fiscal 2007, which are not factors in calculating our comparable store sales.

Wet Seal’s operating income, before allocation of corporate general and administrative expenses, increased to 14.5% of net sales in fiscal 2007, from 11.3% in fiscal 2006. The increase in operating income was due primarily to improved merchandise margins as a result of higher initial markup rates compared to prior year, partially offset by an increase in markdown rates as a result of the additional promotional activity and permanent markdowns in the third and fourth quarters of fiscal 2007 in response to the competitive retail environment. This favorable impact from merchandise margins was partially offset by an increase in occupancy costs resulting from the deleveraging effect from having only a slight increase in comparable store sales, and $1.4 million of preopening costs for our new stores opened in fiscal 2007, associated with stores under construction and/or opened during the period, versus $0.6 million of such costs incurred in the prior year. In addition, cash and noncash stock compensation charges of $1.2 million and $9.8 million, respectively, were recorded in fiscal 2006 associated with the merchandising consultant engaged to assist with our merchandising initiatives versus no such charges being incurred in fiscal 2007.

Arden B:

(In thousands, except sales per square foot and store count data)	Fiscal 2007	Fiscal 2006
Net sales	$132,758	$147,226
% of consolidated net sales	22%	26%
Comparable store sales % decrease compared to the prior fiscal year	(8.2)%	(1.1)%
Operating income (loss)	$(14,953)	$2,878
Sales per square foot	$420	$459
Number of stores as of year-end	95	92
Square footage as of year-end	295	297

Arden B comparable stores sales decreased 8.2% in fiscal 2007, compared to a prior year decrease of 1.1%. The decrease in fiscal 2007 was due primarily to a 4.3% decrease in the number of transaction counts per store and a 4.1% decrease in the average dollar sale. The decrease in the average dollar sale resulted from a 1.5% decline in our average unit retail prices and a 2.7% decline in units purchased per customer. In addition, Arden B’s net sales in fiscal 2006 included the modification of the terms of our Arden B customer loyalty program, which resulted in recognition of sales previously deferred of $3.7 million. These decreases were partially offset by a current year increase of $2.5 million in net sales in our Internet business and a $0.8 million benefit of recording breakage of unredeemed gift cards, gift certificates, and store credits in fiscal 2007, which are not factors in calculating our comparable store sales.

Arden B incurred an operating loss, before allocation of corporate general and administrative expenses, of 11.3% of net sales in fiscal 2007, compared to operating income of 2.0% of net sales in fiscal 2006. The decrease in operating results was due primarily to a decrease in merchandise margins resulting from a significant increase in markdown rates, and slightly lower initial markup rates, compared to prior year, and the deleveraging effect on occupancy and other operating costs resulting from the decrease in comparable store sales. Additionally, this segment’s operating results were impacted by a noncash asset impairment charge of $1.9 million to write down the carrying value of long-lived assets that were identified during our quarterly evaluations of the carrying value of long-lived assets in excess of forecasted undiscounted cash flows, and the $3.5 million write off of the carrying value of the goodwill associated with the Arden B division.

Liquidity and Capital Resources

Net cash provided by operating activities was $58.3 million for fiscal 2008, compared to $51.5 million for the same period last year. For fiscal 2008, operating cash flows were due to our net income of $30.2 million, net noncash charges (primarily depreciation and amortization, asset impairment charges, stock-based compensation and noncash interest expense) of $26.6 million, a decrease in other receivables of $3.9 million, primarily relating to the collection of tenant improvement allowances, and a decrease in merchandise inventories, net of merchandise accounts payable, of $5.0 million, partially offset by a net use of cash from changes in other operating assets and liabilities of $7.4 million. For fiscal 2008, net cash used in investing activities of $23.0 million was comprised entirely of capital expenditures. Capital expenditures for the period were primarily for remodeling of existing Wet Seal stores upon lease renewals and/or store relocations, the construction of new Wet Seal stores, and investment in new retail merchandising and point-of-sale operating systems. Capital expenditures that remain unpaid as of the end of fiscal 2008 have decreased $0.3 million since the end of fiscal 2007. We expect to pay nearly all of the total balance of such amounts payable, in the amount of $2.9 million, during the first quarter of fiscal 2009.

We estimate that, in fiscal 2009, capital expenditures will be between $24 million and $25 million, net of approximately $2 million in landlord tenant improvement allowances. Of the total net capital expenditures, approximately $18 million is expected to be for the remodeling of existing Wet Seal stores upon lease renewals and/or store relocations or the construction of new Wet Seal stores.

For fiscal 2008, net cash provided by financing activities was $6.1 million, comprised of proceeds from investor exercises of common stock warrants, which resulted in the issuance of 1,793,139 shares of our Class A common stock, and less than $0.1 million in proceeds from the exercise of stock options.

During fiscal 2008, investors in the Company’s Secured Convertible Notes (the “Notes”) converted $3.4 million of Notes into 2,274,804 shares of Class A common stock and investors in the Company’s Convertible Preferred Stock (the “Preferred Stock”) converted $0.6 million of Preferred Stock into 185,333 shares of Class A common stock.

Total cash and cash equivalents at January 31, 2009, was $142.1 million, compared to $100.6 million at February 2, 2008.

We maintain a $35.0 million revolving credit facility, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the agreement. The revolving credit facility expires in May 2011. Under our revolving credit facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on our line of credit under the revolving credit facility is the prime rate or, if we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average excess availability, as defined under our revolving credit facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of January 31, 2009. We also incur fees on outstanding letters of credit under the revolving credit facility in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The revolving credit facility ranks senior in right of payment to our secured convertible notes. Borrowings under the revolving credit facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, SMLLC.

At January 31, 2009, the amount outstanding under the revolving credit facility consisted of $7.4 million in open commercial letters of credit related to merchandise purchases and $1.8 million in standby letters of credit. At January 31, 2009, we had $25.8 million available for cash advances and/or for the issuance of additional letters of credit. At January 31, 2009, we were in compliance with all covenant requirements in the revolving credit facility and the indenture governing our secured convertible notes.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months. However, recently, consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period. As a result of this current economic crisis, we may experience continued declines in consolidated comparable store sales or experience other events that negatively affect our operating results. If our consolidated comparable store sales drop significantly for an extended period, or we falter in execution of our business strategy, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations, we may not achieve our financial performance goals, which could adversely impact our results of operations and operating cash flow. This could also cause a decrease in or elimination of excess availability under our revolving credit facility, which could force us to seek alternatives to address cash constraints, including seeking additional debt and/or equity financing.

The financial performance of our business is susceptible to the recent declines in discretionary consumer spending, availability of consumer credit and consumer confidence in the United States. Volatile fuel prices and increasing commodity costs may also cause a shift in consumer demand away from the retail clothing products that we offer. There are no guarantees that government initiatives will limit the duration or severity of the current economic recession or stabilize factors that affect our sales and profitability. Recent adverse economic trends could affect us more significantly than companies in other industries.

Seasonality and Inflation

Our business is seasonal in nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending during September, historically accounting for a large percentage of our sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly less than 30% of our annual sales. We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we cannot be certain that our business will not be affected by inflation in the future.

Commitments and Contingencies

At January 31, 2009, our contractual obligations consisted of:

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Lease commitments:
Operating leases	$330,300	$56,400	$98,300	$73,800	$101,800
Fixed common area maintenance	73,500	9,100	18,300	16,800	29,300
Convertible notes, including accrued interest	5,419	—	—	5,419	—
Supplemental Employee Retirement Plan	1,981	220	440	440	881
Merchandise on order with suppliers	47,103	47,103	—	—	—
Projected interest on contractual obligations	634	—	—	634	—

Total	$458,937	$112,823	$117,040	$97,093	$131,981

Lease commitments include operating leases for our retail stores, principal executive offices, warehouse facilities, vehicles, computers and office equipment under operating lease agreements expiring at various times through 2019. Certain leases for our retail stores include fixed common area maintenance obligations.

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

Our other commercial commitments consist of letters of credit primarily for the procurement of domestic and imported merchandise and to secure obligations to certain insurance providers, and are secured through our senior revolving credit facility. At January 31, 2009, our contractual commercial commitments under these letter of credit arrangements were as follows:

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Letters of credit	$9,206	$9,206	—	—	—

Recently Adopted Accounting Pronouncements

Effective February 4, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of accumulated deficit in the year of adoption. FIN 48 also requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. The adoption of FIN 48 had no effect on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 was required for companies with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP Nos. 157-1 and 157-2, which partially deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. We adopted SFAS No. 157 effective February 3, 2008, for all financial assets and liabilities as required; however, the adoption of SFAS No. 157 did not affect our condensed consolidated financial statements. We do not expect the deferred portion of SFAS No. 157 to have a material impact on our consolidated financial statements when fully adopted in fiscal 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not believe adoption of SFAS No. 161 will have any effect on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with nonforfeitable dividend rights, irrespective of whether the entity declared and/or pays a dividend. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. As of January 31, 2009, we have outstanding approximately 1.8 million shares of restricted common stock and performance shares that meet the criteria for participating securities under FSP EITF 03-6-1. However, we have not yet determined the impact that the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS No. 132(R)-1”). This new standard requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not believe adoption of FSP SFAS No. 132(R)-1 will have any effect on our consolidated financial statements.

Additional information regarding new accounting pronouncements is contained in Note 1 of Notes to Consolidated Financial Statements herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

To the extent that we borrow under our revolving credit facility, we are exposed to market risk related to changes in interest rates. At January 31, 2009, no borrowings were outstanding under the revolving credit facility. As of January 31, 2009, we are not a party to any material derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars, and in fiscal 2008, we directly imported only approximately 15% of our merchandise inventories. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal. Over a longer period, the impact of such changes could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their product internationally.

Item 8.	Financial Statements and Supplementary Data

Information with respect to this item is set forth under Item 15.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended January 31, 2009, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2009, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.

Our internal control over financial reporting as of January 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Wet Seal, Inc.:

We have audited the internal control over financial reporting of The Wet Seal, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2009, of the Company and our report dated April 2, 2009, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, CA

April 2, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant

The following is a list, as of April 2, 2009, of the names and ages of the executive officers of The Wet Seal, Inc.

Name	Officers and Other Positions Held With Our Company	Age
Edmond S. Thomas	President and Chief Executive Officer	55
Steven H. Benrubi	Executive Vice President, Chief Financial Officer, and Corporate Secretary	42
Maria Comfort	Chief Merchandise Officer, Wet Seal Division	52

Edmond S. Thomas. Mr. Edmond S. Thomas was appointed president and chief executive officer effective October 2007. Mr. Thomas previously served as president and chief operating officer of our company from 1992 through 2000. Immediately prior to joining us, Mr. Thomas served as president and co-chief executive officer of Tilly’s Inc., a privately owned company that sells action sports-related apparel, footwear, and accessories. Mr. Thomas had served in this position since 2005. Mr. Thomas is currently the managing partner of The Evans Thomas Company, LLC, which is the general partner of AXIS Capital Fund I, LP, which provides advisory services for retail, catalog, and consumer goods companies along with investment in emerging growth retail companies.

Steven H. Benrubi. Mr. Steven H. Benrubi was appointed our executive vice president and chief financial officer in September 2007. Since June 2005, Mr. Benrubi had previously served as our vice president and corporate controller. Immediately prior to that, from August 2003, he served as vice president and corporate controller of CKE Restaurants, Inc., the parent company of several fast food restaurant chains including Carl’s Jr. and Hardee’s. Prior to his employment with CKE Restaurants, Inc., Mr. Benrubi served as treasurer of Champion Enterprises, Inc., a manufacturer and retailer of manufactured homes.

Maria Comfort. Ms. Maria Comfort was appointed our president and chief merchandise officer for our Wet Seal division effective August 25, 2008. Ms. Comfort most recently served as a chief merchandising officer for Hot Topic from August 2005 to August 2008. Prior to that, beginning in April 2004, Ms. Comfort served as executive vice president, general merchandise manager for Lillie Rubin stores, a division of Cache Inc. From May 2002 to April 2004, Ms. Comfort was the vice president and general merchandise manager for Lillie Rubin stores. In her merchandising career spanning more than 25 years, Ms. Comfort has held a broad range of other leadership roles, including president of the 9 & Co. division of Nine West Group and executive vice president for Giorgio Armani Corp. Ms. Comfort was also the merchandising vice president for teen retailer Contempo Casuals prior to its acquisition by Wet Seal.

Additional information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The financial statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” at F-1 are filed as part of this report.

2.	Financial Statement Schedules: All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits: See “Exhibit Index.”

(b)	See (a) 3 above.

(c)	See (a) 1 and 2 above.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of our company (incorporated by reference to Exhibit 3.1 of our company’s Registration Statement on Form S-1 filed on September 2, 1992)

3.1.1	Amendment to Restated Certificate of Incorporation of our company (incorporated by reference to Exhibit 3.1.1 of our company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002)

3.1.2	Amendment to Restated Certificate of Incorporation, as amended, of our company (incorporated by reference to Exhibit 3.1 of our company’s Current Report on Form 8-K filed on January 18, 2005)

3.1.3	Amendment to Restated Certificate of Incorporation, as amended, of our company (incorporated by reference to Exhibit 3.1.3 of our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006)

3.2	Amended and Restated Bylaws of our company (incorporated by reference to Exhibit 3.1 of our company’s Current Report on Form 8-K filed on January 9, 2008)

4.1	Specimen Certificate of the Class A Stock, par value $0.10 per share (incorporated by reference to Exhibit 4.1 of our company’s Registration Statement on Form S-1 filed on September 2, 1992)

4.2	Specimen Certificate of the Class B Stock, par value $0.10 per share (incorporated by reference to Exhibit 4.2 of our company’s Registration Statement on Form S-1 filed on September 2, 1992)

4.3	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on May 3, 2005)

4.4	Indenture entered into between our company and The Bank of New York, dated as of January 14, 2005 (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on January 21, 2005)

4.4.1	Supplemental Indenture entered into between our company and The Bank of New York, dated as of March 1, 2006 (incorporated by reference to Exhibit 4.5.1 of our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006)

4.4.2	Second Supplemental Indenture entered into between our company and The Bank of New York, dated as of June 21, 2006 (incorporated by reference to Exhibit 4.1 of our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006)

4.4.3	Third Supplemental Indenture entered into between our company and The Bank of New York, dated as of December 28, 2006 (incorporated by reference to Exhibit 4.5.3 of our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007)

4.5	Form of Registered Global 3.76% Secured Convertible Note due January 14, 2012, issued by our company (incorporated by reference to Exhibit 4.8 of our company’s Registration Statement on Form S-3 filed on May 17, 2005)

4.6	Form of Series C Warrant issued by our company (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.7	Form of Series D Warrant issued by our company (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.8	Form of Series E Warrant issued by our company (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on May 3, 2005)

Exhibit No.	Description

10.1	Lease between our company and Foothill-Parkstone I, LLC, dated November 21, 1996 (incorporated by reference to Exhibit 10.1 of our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998)

10.1.1	Lease Addendum between our company and FFP, LLC, dated October 28, 2006 (incorporated by reference to Exhibit 10.1.1 of our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006)

10.2	1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of our company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997)

10.2.1	Second Amendment to the 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10.1 of our company’s Annual Report on Form 10-K the fiscal year ended February 2, 2002)

10.3	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 of our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998)

10.4	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001)

10.5	2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s Definitive Proxy Statement on Form DEF 14A, dated December 14, 2004)

10.5.1	Amendment to the 2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s Definitive Proxy Statement on Form DEF 14A, dated June 17, 2005)

10.6	Indemnification Agreement between our company and various executives and directors, dated January 3, 1995 (incorporated by reference to Exhibit 10.9 of our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995)

10.7	Form of Indemnification Agreement between our company and members of our Board of Directors (incorporated by reference to Exhibit 10.33 of our company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2005)

10.8	Employment Agreement between our company and Edmond S. Thomas, dated September 6, 2007 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on September 11, 2007)

10.9	Amended and Restated Employment Agreement between our company and Gary White, dated February 11, 2008 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on February 19, 2008)

10.10	Amended and Restated Employment Agreement between our company and Steven H. Benrubi, dated February 12, 2008 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on February 19, 2008)

10.11	Amended and Restated Employment Agreement between our company and Dyan M. Jozwick, dated April 3, 2008 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on April 4, 2008)

10.12	Employment Agreement between our company and Maria Comfort, dated July 22, 2008 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 4, 2008)

10.13	Form of Restricted Stock Agreement between our company and members of our Board of Directors (incorporated by reference to Exhibit 10.34 of our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005)

Exhibit No.	Description

10.14	Amended and Restated Credit Agreement entered into by and among our Company and Bank of America, N.A., dated August 14, 2006 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 18, 2006)

10.15	Security Agreement entered into among our company, Bank of America (f/k/a Fleet National Bank) and certain other parties thereto, dated as May 26, 2004 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 5, 2005)

10.16	Amended and Restated Subordination Agreement entered into by and among our company, certain of the senior lenders, The Bank of New York, and the investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.17	Amendment No. 1 to Amended and Restated Subordination Agreement entered into by and among our company, certain of the senior lenders, The Bank of New York, and the investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.10 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.18	Subordination Agreement entered into by and among the Company, the investors, and Fleet Retail Group, Inc., as agent for the senior lenders, dated April 29, 2005 (incorporated by reference to Exhibit 10.8 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.19	Form of Stock Option Agreement between our company and employees of our company (incorporated by reference to Exhibit 10.27 of our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007)

10.20	Stock Option Agreement between our company and Edmond S. Thomas, dated March 7, 2008 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on March 11, 2008)

12.1	Statement of Computation of Ratios

14.1	The Wet Seal, Inc. Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 of our company’s Current Report on Form 8-K filed on October 1, 2008)

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date Signed: April 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date Signed

/s/ EDMOND S. THOMAS Edmond S. Thomas	President and Chief Executive Officer (Principal Executive Officer) and Member of the Board of Directors	April 2, 2009

/s/ STEVEN H. BENRUBI Steven H. Benrubi	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2009

/s/ ALAN SIEGEL Alan Siegel	Chairman of the Board of Directors	April 2, 2009

/s/ JONATHAN DUSKIN Jonathan Duskin	Director	April 2, 2009

/s/ SIDNEY M. HORN Sidney M. Horn	Director	April 2, 2009

/s/ HAROLD D. KAHN Harold D. Kahn	Director	April 2, 2009

/s/ KENNETH M. REISS Kenneth M. Reiss	Director	April 2, 2009

/s/ HENRY D. WINTERSTERN Henry D. Winterstern	Director	April 2, 2009

/s/ MICHAEL ZIMMERMAN Michael Zimmerman	Director	April 2, 2009

THE WET SEAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	F-2

FINANCIAL STATEMENTS:
Consolidated balance sheets as of January 31, 2009 and February 2, 2008	F-3
Consolidated statements of operations for the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007	F-4
Consolidated statements of stockholders’ equity for the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007	F-5
Consolidated statements of cash flows for the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007	F-6
Notes to consolidated financial statements	F-8

FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Wet Seal, Inc.

We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Wet Seal, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, CA

April 2, 2009

THE WET SEAL, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2009	February 2, 2008
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,064	$100,618
Income taxes receivable	—	167
Other receivables	1,784	5,715
Merchandise inventories	25,529	31,590
Prepaid expenses and other current assets	10,600	10,991

Total current assets	179,977	149,081

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	102,062	100,018
Furniture, fixtures, and equipment	65,378	65,393

	167,440	165,411
Less accumulated depreciation and amortization	(92,571)	(92,530)

Net equipment and leasehold improvements	74,869	72,881

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $5,586 and $5,302 at January 31, 2009 and February 2, 2008, respectively	173	412
Other assets	1,640	1,702

Total other assets	1,813	2,114

TOTAL ASSETS	$256,659	$224,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—merchandise	$8,388	$9,474
Accounts payable—other	9,188	10,197
Income taxes payable	228	—
Accrued liabilities	28,079	34,445
Current portion of deferred rent	3,378	4,729

Total current liabilities	49,261	58,845

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $752 and $962 at January 31, 2009 and February 2, 2008, respectively, and net of unamortized discount of $2,712 and $5,458 at January 31, 2009 and February 2, 2008, respectively	2,707	3,583
Deferred rent	30,051	29,686
Other long-term liabilities	1,821	1,956

Total long-term liabilities	34,579	35,225

Total liabilities	83,840	94,070

COMMITMENTS AND CONTINGENCIES (Note 8)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 1,611 and 2,167 shares issued and outstanding at January 31, 2009 and February 2, 2008, respectively	1,611	2,167

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 103,319,360 shares issued and 96,635,935 shares outstanding at January 31, 2009, and 98,377,559 shares issued and 92,006,359 outstanding at February 2, 2008	10,332	9,838
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at January 31, 2009 and February 2, 2008, respectively	—	—
Paid-in capital	300,607	287,848
Accumulated deficit	(117,828)	(147,982)
Treasury stock, 6,683,425 shares and 6,371,200 shares, at cost, at January 31, 2009 and February 2, 2008, respectively (Note 9)	(22,461)	(22,461)
Accumulated other comprehensive income	558	596

Total stockholders’ equity	171,208	127,839

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$256,659	$224,076

See notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(In thousands, except share data)
Net sales	$592,960	$611,163	$564,324
Cost of sales	400,521	408,892	370,888

Gross margin	192,439	202,271	193,436
Selling, general, and administrative expenses	154,671	177,468	178,703
Store-closure adjustments	—	—	(730)
Asset impairment	5,611	5,546	425

Operating income	32,157	19,257	15,038

Interest income	2,182	5,489	4,387
Interest expense	(2,863)	(1,136)	(31,955)

Interest (expense) income, net	(681)	4,353	(27,568)

Income (loss) before provision for income taxes	31,476	23,610	(12,530)
Provision for income taxes	1,322	378	308

Net income (loss)	$30,154	$23,232	$(12,838)

Net income (loss) per share, basic	$0.31	$0.24	$(0.18)

Net income (loss) per share, diluted	$0.30	$0.23	$(0.18)

Weighted-average shares outstanding, basic	93,172,635	91,154,133	72,577,398

Weighted-average shares outstanding, diluted	99,029,046	100,938,542	72,577,398

See notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A Class B
	Shares	Par Value	Shares	Par Value
	(In thousands, except share data)
Balance at January 28, 2006	63,636,643	$6,364	—	$—	$222,000	$(5,518)	$(158,376)	$—		$—	$64,470
Net loss	—	—	—	—	—	—	(12,838)	—	$(12,838)	—	(12,838)
Reclassification of deferred stock compensation to paid-in capital upon adoption of SFAS No. 123(R)	—	—	—	—	(5,518)	5,518	—	—	—	—	—
Stock issued pursuant to long-term incentive plans	374,956	37	—	—	(37)	—	—	—	—	—	—
Stock-based compensation—directors and employees	—	—	—	—	5,219	—	—	—	—	—	5,219
Stock-based compensation—nonemployee performance shares	—	—	—	—	9,797	—	—	—	—	—	9,797
Amortization of stock payment in lieu of rent	—	—	—	—	216	—	—	—	—	—	216
Exercise of stock options	18,333	2	—	—	98	—	—	—	—	—	100
Exercise of common stock warrants	7,204,866	721	—	—	18,550	—	—	—	—	—	19,271
Conversions of convertible preferred stock into common stock	2,497,667	250	—	—	7,243	—	—	—	—	—	7,493
Conversions of secured convertible notes into common stock	25,003,783	2,500	—	—	35,005	—	—	—	—	—	37,505
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	—	—	—	—	626	626
Repurchase of common stock	—	—	—	—	—	—	—	(15,062)	—	—	(15,062)

Comprehensive loss									$(12,838)

Retirement of treasury stock	(2,518,235)	(252)	—	—	(12,410)	—	—	12,662		—

Balance at February 3, 2007	96,218,013	9,622	—	—	280,163	—	(171,214)	(2,400)		626	116,797
Net income	—	—	—	—	—	—	23,232	—	$23,232	—	23,232
Stock issued pursuant to long-term incentive plans	1,201,460	120	—	—	(120)	—	—	—	—	—	—
Stock-based compensation—directors and employees	—	—	—	—	5,207	—	—	—	—	—	5,207
Amortization of stock payment in lieu of rent	—	—	—	—	216	—	—	—	—	—	216
Exercise of stock options	48,334	5	—	—	172	—	—	—	—	—	177
Exercise of common stock warrants	909,752	91	—	—	2,210	—	—	—	—	—	2,301
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	—	(26)	(26)	(26)
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	—	(4)	(4)	(4)

Comprehensive income									$23,202

Repurchase of common stock	—	—	—	—	—	—	—	(20,061)			(20,061)

Balance at February 2, 2008	98,377,559	9,838	—	—	287,848	—	(147,982)	(22,461)		596	127,839
Net income	—	—	—	—	—	—	30,154	—	$30,154	—	30,154
Stock issued pursuant to long-term incentive plans	682,525	68	—	—	(68)	—	—	—	—	—	—
Stock-based compensation—directors and employees	—	—	—	—	2,977	—	—	—	—	—	2,977
Amortization of stock payment in lieu of rent	—	—	—	—	179	—	—	—	—	—	179
Exercise of stock options	6,000	1	—	—	10	—	—	—	—	—	11
Exercise of common stock warrants	1,793,139	179	—	—	5,939	—	—	—	—	—	6,118
Conversions of secured convertible notes into common stock	2,274,804	227	—	—	3,185	—	—	—	—	—	3,412
Conversions of convertible preferred stock into common stock	185,333	19	—	—	537	—	—	—	—	—	556
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	—	(26)	(26)	(26)
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	—	(12)	(12)	(12)

Comprehensive income									$30,116

Balance at January 31, 2009	103,319,360	$10,332	—	$—	$300,607	$—	$(117,828)	$(22,461)		$558	$171,208

See notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,154	$23,232	$(12,838)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,518	13,673	12,388
Amortization of discount on secured convertible notes	2,746	516	29,588
Amortization of deferred financing costs	284	143	3,505
Amortization of stock payment in lieu of rent	179	216	216
Adjustment of derivatives to fair value	(40)	70	(370)
Interest (extinguished from) added to principal of secured convertible notes	(210)	328	(1,167)
Asset impairment	5,611	5,546	425
Loss on disposal of equipment and leasehold improvements	558	558	186
Stock-based compensation	2,977	5,207	15,016
Changes in operating assets and liabilities:
Income taxes receivable	167	(111)	80
Other receivables	3,931	(2,111)	(1,223)
Merchandise inventories	6,061	2,641	(8,756)
Prepaid expenses and other current assets	346	(2,196)	(5,635)
Other noncurrent assets	62	(51)	(18)
Accounts payable and accrued liabilities	(8,113)	(4,475)	(4,271)
Income taxes payable	228	(128)	128
Deferred rent	(986)	8,533	1,835
Other long-term liabilities	(133)	(121)	(255)

Net cash provided by operating activities	58,340	51,470	28,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(23,023)	(38,523)	(16,965)
Proceeds from disposal of equipment and leasehold improvements	—	—	302
Investments in marketable securities	—	(72,659)	—
Proceeds from sales of marketable securities	—	72,659	—

Net cash used in investing activities	(23,023)	(38,523)	(16,663)

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(20,061)	(15,062)
Proceeds from exercise of stock options	11	177	100
Proceeds from exercise of common stock warrants	6,118	2,301	19,271
Repayment of term loan	—	—	(8,000)
Payment of deferred financing costs	—	—	(32)

Net cash provided by (used in) financing activities	6,129	(17,583)	(3,723)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,446	(4,636)	8,448
CASH AND CASH EQUIVALENTS, beginning of year	100,618	105,254	96,806

CASH AND CASH EQUIVALENTS, end of year	$142,064	$100,618	$105,254

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$69	$66	$469
Income taxes	$1,094	$586	$180
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Conversion of 556 and 7,493 shares of convertible preferred stock into 185,333 and 2,497,667 shares of Class A common stock, respectively	$556	$—	$7,493
Conversion of secured convertible notes into 2,274,804 and 25,003,783 shares of Class A common stock, respectively	$3,412	$—	$37,506
Reclassification of deferred stock compensation to paid-in capital upon adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R)	$—	$—	$5,518
Retirement of treasury stock	$—	$—	$12,662
Adjustment to initially apply SFAS No. 158, net of tax	$—	$—	$626
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$26	$26	$—
Actuarial net loss under Supplemental Employee Retirement Plan	$12	$4	$—
Purchase of equipment and leasehold improvements unpaid at end of period	$2,935	$3,283	$3,169

See notes to consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 1:    Summary of Significant Accounting Policies

Nature of the Business

The Wet Seal, Inc. (“Wet Seal”) is a national specialty retailer operating stores selling fashionable and basic apparel and accessory items designed for female customers aged 13 to 35 years old. The Company operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand.

The Company’s fiscal year ends on the Saturday closest to the end of January. The reporting periods include 52 weeks of operations in fiscal 2008 and fiscal 2007 and 53 weeks of operations in fiscal 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of The Wet Seal, Inc. and its subsidiaries (the “Company”), which are all wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

The Company’s most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving inventory;

•	estimation of future cash flows used to assess the recoverability of long-lived assets;

•	estimation of ultimate redemptions of awards under the Company’s Arden B division customer loyalty program;

•	determination of the revenue recognition pattern for cash received under the Company’s Wet Seal frequent buyer program;

•	estimation of expected customer merchandise returns;

•	estimation of expected gift card, gift certificate, and store credit breakage;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of recording stock-based compensation;

•	estimation of the net deferred income tax asset valuation allowance; and

•	estimation, using actuarially determined methods, of self-insured claim losses under workers’ compensation and employee health care plans.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair market value. As of January 31, 2009, cash equivalents principally consist of investments in money market funds invested in U.S. Treasury securities, U.S. government agency securities, or repurchase agreements fully collateralized by U.S. Treasury securities or U.S. government agency securities. The Company is potentially exposed to concentration of credit risk when cash deposits in banks are in excess of federally insured limits. Cash accounts at banks are currently insured by the Federal Deposit Insurance Corporation up to $250,000. At January 31, 2009, and at various other times throughout fiscal 2008, the Company had cash balances in excess of federally insured limits. At January 31, 2009, amounts in excess of federally insured limits were $20.1 million.

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

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns on a cost basis in fiscal 2008, 2007, and 2006 were $77.4 million, $84.5 million, and $72.2 million, respectively, and represented 13.1%, 13.8%, and 12.8% of net sales, respectively.

The Company accrued for planned but unexecuted markdowns as of January 31, 2009 and February 2, 2008, of $1.8 million and $3.5 million, respectively. To the extent the Company’s estimates differ from actual results, additional markdowns may be required that could reduce the Company’s gross margin, operating income, and the carrying value of inventories.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Expenditures for betterment or improvement are capitalized, while expenditures for repairs and maintenance that do not significantly increase the life of the asset are expensed as incurred.

Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. Furniture, fixtures, and equipment are typically depreciated over three to five years. Leasehold improvements and the cost of acquiring leasehold rights are amortized over the lesser of the term of the lease or 10 years.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

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

Not less frequently than quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during fiscal 2008, 2007, and 2006 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for these locations would continue. As such, the Company recorded noncash charges of $5.6 million, $2.0 million, and $0.4 million during fiscal 2008, 2007, and 2006, respectively, within asset impairment in the consolidated statements of operations to write down the carrying value of these stores’ long-lived assets to their estimated fair values.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are tested for impairment not less frequently than annually and are also tested for impairment between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. The performance of the impairment test requires a two-step process. The first step involves comparing the reporting unit’s estimated fair value with its carrying value. If the estimated fair value exceeds the carrying value, the assets are not considered to be impaired and no additional steps are necessary. If the carrying value exceeds the estimated fair value, the Company performs the second step of the impairment test to determine the amount of impairment loss. The second step involves comparing the carrying amount of the reporting unit’s goodwill with its implied fair value. If the carrying amount of the goodwill exceeds the respective reporting unit’s implied fair value, an impairment loss would be recognized in an amount equal to the excess. Accordingly, management conducted annual impairment evaluations in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the end of fiscal 2007 and 2006. Based on its fiscal 2007 analysis, due to the deteriorating operating performance of the Arden B division and the Company’s resulting outlook for that business, the Company determined $3.5 million in goodwill, which was all associated with its Arden B division, had been impaired. As such, the Company wrote down the carrying value of goodwill as of February 2, 2008, by $3.5 million, which was recorded within asset impairment in the consolidated statements of operations. As a result, no goodwill remained in the Company’s consolidated balance sheets as of January 31, 2009 and February 2, 2008. No goodwill impairment losses were recorded in fiscal 2006.

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized over the terms of the respective debt agreements using the interest method. In addition, deferred financing costs associated with the Company’s secured

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 1:    Summary of Significant Accounting Policies (Continued)

convertible notes are expensed immediately upon the conversion of portions of such notes into Class A common stock. Amortization of deferred financing costs, which was included within interest expense in the consolidated statements of operations, was $0.3 million, $0.1 million, and $3.5 million in fiscal 2008, 2007, and 2006, respectively.

Discount on Secured Convertible Notes

As discussed further in Note 6, upon issuance of its secured convertible notes, the Company recorded such notes net of a discount of $45.0 million. The Company is amortizing this discount over the seven-year term of the secured convertible notes using the interest method. In addition, the unamortized portion of the discount on secured convertible notes is expensed immediately upon conversions of portions of such notes into Class A common stock. Amortization of this discount, which was included within interest expense in the consolidated statements of operations, was $2.7 million, $0.5 million, and $29.6 million in fiscal 2008, 2007, and 2006, respectively.

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. Taxes collected from the Company’s customers are, and have been, recorded on a net basis. For online sales, revenue is recognized at the estimated time goods are received by customers. Customers typically receive goods within four days of being shipped. Shipping and handling fees billed to customers for online sales are included in net sales. For fiscal 2008, 2007, and 2006, shipping and handling fee revenues were $2.4 million, $1.9 million, and $1.5 million, respectively.

The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. Historically, a customer generally could return merchandise within 30 days of the original purchase date. Beginning in the third quarter of fiscal 2008, the Company modified its sales return policy to allow customers to return merchandise only within 21 days of original purchase. The Company also modified the sales return policy such that Wet Seal retail store merchandise may be returned for store credit only and Arden B retail store and online merchandise may be returned for cash refund or store credit within seven days of the original purchase date, and for store credit only thereafter. For Wet Seal online sales, merchandise may be returned within 21 days for a full refund. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities in the consolidated balance sheets and was $0.4 million and $0.7 million at January 31, 2009 and February 2, 2008, respectively.

The Company recognizes the sales from gift cards, gift certificates, and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates, and store credits until the Company is released from such liability, which includes consideration of potential obligations arising from state escheatment laws. The Company’s gift cards, gift certificates, and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates, and store credits are not redeemed or recovered (“breakage”). Historically, due to the lack of sufficient historical redemption trend data, the Company had not recognized breakage on gift cards, gift certificates, and store credits. In the fourth quarter of fiscal 2007, the Company analyzed company-specific historical redemption patterns and determined that the likelihood of redemption of unredeemed gift cards, gift certificates, and store credits three

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 1:    Summary of Significant Accounting Policies (Continued)

years after their issuance is remote. Beginning in the fourth quarter of fiscal 2007, the Company adjusted its unearned revenue liability to recognize estimated unredeemed amounts and began to record breakage as additional sales for gift cards, gift certificates, and store credits that remained unredeemed three years after their issuance. The Company’s net sales in the fourth quarter of fiscal 2007 included a benefit of $3.7 million to reduce the Company’s unearned revenue liability for estimated unredeemed amounts. The Company’s net sales for fiscal 2008 included a benefit of $0.9 million to reduce its unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates, and store credits is recorded in accrued liabilities in the consolidated balance sheets and was $6.5 million and $6.3 million at January 31, 2009 and February 2, 2008, respectively. If actual redemptions ultimately differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates the likelihood of redemption of gift cards, gift certificates, and store credits becomes remote at a different point in time after issuance, the Company may recognize further significant adjustments to its accruals for such unearned revenue, which could have a significant effect on the Company’s net sales and results of operations.

The Company maintains a frequent buyer program through its Wet Seal division. Under the program, customers receive a 10% to 20% discount on all purchases made during a 12-month period and are provided $5-off coupons that may be used on purchases during such period. The annual membership fee of $20 is nonrefundable. Discounts received by customers on purchases using the frequent buyer program are recognized at the time of such purchases.

The Company historically recognized membership fee revenue under the frequent buyer program on a straight-line basis over the 12-month membership period due to a lack of sufficient program history to determine customer usage patterns. During November 2007, the Company changed from in-store delivery to e-mail delivery of the program’s $5-off coupons, which eliminated the customer’s ability to use such coupons at the time of initial purchases. The Company believes this change affects customer usage patterns. The Company also continues to test alternative program structures and may decide to further modify the program in ways that could also affect customer usage patterns. As a result of the recent program change and potential further modifications, the Company believes it is appropriate to maintain straight-line recognition of membership fee revenue. The Company may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales. The unearned revenue for this program is recorded in accrued liabilities in the consolidated balance sheets and was $5.0 million and $9.6 million at January 31, 2009 and February 2, 2008, respectively.

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

During fiscal 2006, the Company modified the terms of the Arden B loyalty program with respect to the number of points required to earn an award and the value of awards when earned. At the time of the program change, the Company also established expiration terms (i) for prospectively earned awards of two months from the date the award is earned and (ii) for preexisting awards of either two or 12 months from the program change date. This resulted in a reduction to the Company’s estimate of ultimate award redemptions under the program. Additionally, during fiscal 2006, the Company further reduced its estimate of ultimate redemptions based upon lower-than-anticipated redemption levels under the program’s revised terms. As a result, in fiscal 2006, the Company recorded a benefit of $3.7 million, which was recorded as an increase to net sales and a decrease to accrued liabilities.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 1:    Summary of Significant Accounting Policies (Continued)

During fiscal 2007, the Company further modified the terms of the Arden B loyalty program whereby, quarterly, the Company converts into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if unredeemed after 60 days.

The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $1.6 million and $2.0 million at January 31, 2009 and February 2, 2008, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record adjustments to the unearned revenue accrual, which would affect net sales.

Cost of Sales

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inbound freight; payroll expenses associated with design, buying, planning and allocation; inspection cost; processing, receiving and other warehouse costs; rent; and depreciation and amortization expense associated with the Company’s stores and distribution center.

Leases

The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the lease term, as defined by SFAS No. 13, “Accounting for Leases,” as amended. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is recognized as an adjustment to deferred rent in the consolidated balance sheets. Also, cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent and are amortized using the straight-line method over the lease term as an offset to rent expense.

Store Preopening Costs

Store opening and preopening costs are charged to expense as they are incurred.

Advertising Costs

Costs for advertising related to visual merchandising, consisting of in-store signage, promotions, and Internet marketing, are expensed as incurred. Total advertising expenses were $3.2 million, $6.7 million, and $6.3 million in fiscal 2008, 2007, and 2006, respectively.

Vendor Discounts

The Company receives certain discounts from its vendors in accordance with agreed-upon payment terms. These discounts are reflected as a reduction of merchandise inventories in the period they are received and charged to cost of sales when the items are sold.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that the Company recognize deferred tax assets, which include net operating loss

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 1:    Summary of Significant Accounting Policies (Continued)

carryforwards and tax credits, and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax expense or benefit results from the change in net deferred tax assets or deferred tax liabilities. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Due to the Company’s historical operating losses, the Company established a valuation allowance for 100% of its deferred tax assets in fiscal 2004. In addition, the Company discontinued recording income tax benefits in the consolidated statements of operations. The Company will not record such income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

The provision for tax liabilities and recognition of tax benefits involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving uncertain tax positions related to income tax matters, the Company does not recognize benefits, unless it is more likely than not that they will be sustained (see Note 3). As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities or benefits may be required, resulting in additional provision for or benefit from income taxes reflected in the Company’s consolidated statements of operations.

As discussed further in Note 3, the Company is subject to certain limitations on its ability to utilize its federal and state net operating loss carryforwards.

Comprehensive Income (Loss)

In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” employers are required to recognize the over or under funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The Company was required to adopt the provisions of SFAS No. 158 as of the end of fiscal 2006, resulting in the recognition of other comprehensive income in the consolidated balance sheets for the difference between the previous carrying value of the accrued liability under the Company’s supplemental employee retirement plan and the carrying value required per SFAS No. 158 (see Note 13). For fiscal 2006, there was no difference between the Company’s net loss and comprehensive loss.

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for its workers’ compensation and employee health care programs. A portion of the employee health care plan is funded by employees. Under the workers’ compensation insurance program, the Company is liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.6 million. Under the group health plan, the Company is liable for a deductible of $0.15 million for each individual claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to adjustment based on the number of participants in the plan each month. For both of the insurance plans, the Company records a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. The Company adjusts these liabilities based on historical claims experience, demographic factors, severity factors, and other actuarial assumptions. A significant change in the number or dollar amount of claims

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 1:    Summary of Significant Accounting Policies (Continued)

could cause the Company to revise its estimates of potential losses, which would affect its reported results. The following summarizes the activity within the Company’s accrued liability for the self-insured portion of unpaid claims and estimated unreported claims:

	January 31, 2009	February 2, 2008	February 3, 2007
	(in thousands)
Balance at beginning of period	$1,765	$1,681	$1,715
Accruals	6,869	6,898	5,374
Payment of claims	(6,523)	(6,814)	(5,408)

Balance at end of period	$2,111	$1,765	$1,681

Stock-Based Compensation

Prior to January 28, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options issued to employees, and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” Under APB 25, the Company recognized stock-based compensation associated with stock options and awards under the intrinsic value method, whereby stock-based compensation was determined as the difference, if any, between the current fair value of the related common stock on the measurement date and the price an employee had to pay to exercise the award. Accordingly, stock-based compensation expense had been recognized for restricted stock grants, as well as for stock options that were granted at prices that were below the fair market value of the related stock at the measurement date.

Effective January 29, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” in accordance with the modified prospective application method. Under this transition method, the Company began recognizing compensation expense using the fair-value method as determined using SFAS No. 123 for stock options granted during fiscal 2005 or in prior years and that were not yet fully vested as of January 29, 2006, and the fair-value method, as determined using SFAS No. 123(R), for stock options granted or modified subsequent to January 29, 2006.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that all derivative financial instruments be recorded in the consolidated balance sheets at fair value.

As of January 31, 2009, the Company’s only derivative financial instrument was an embedded derivative associated with the Company’s secured convertible notes (see Note 6). The gain or loss as a result of the change in fair value of the embedded derivative associated with the Company’s secured convertible notes is recognized in interest expense in the consolidated statements of operations and was not significant for any period presented.

Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting information about a company’s operating segments, the Company has

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 1:    Summary of Significant Accounting Policies (Continued)

two operating segments representing its two retail divisions (“Wet Seal” and “Arden B”). Internet operations for Wet Seal and Arden B are included in their respective operating segments. Prior to fiscal 2007, the Company had aggregated these segments into one reportable segment due to the similarities of the economic and operating characteristics of the operations represented by the Company’s two divisions. However, in fiscal 2007, due to the poor profit performance of the Arden B division, and the disparity in financial performance between the two segments, the Company determined it no longer considered the operating segments economically similar under the aggregation criteria of SFAS No. 131.

Recently Adopted Accounting Pronouncements

Effective February 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of accumulated deficit in the year of adoption. FIN 48 also requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. The adoption of FIN 48 had no effect on the Company’s consolidated financial statements (see Note 3).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 was required for companies with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP Nos. 157-1 and 157-2, which partially deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS No. 157 effective February 3, 2008, for all financial assets and financial liabilities as required; however, the adoption of SFAS No. 157 did not affect the Company’s consolidated financial statements. The Company does not expect the deferred portion of SFAS No. 157 to have a material impact on its consolidated financial statements when fully adopted in fiscal 2009.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 1:    Summary of Significant Accounting Policies (Continued)

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 1:    Summary of Significant Accounting Policies (Continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe adoption of SFAS No. 161 will have any effect on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with nonforfeitable dividend rights, irrespective of whether the entity declares and/or pays a dividend. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. As of January 31, 2009, the Company has outstanding approximately 1.8 million shares of restricted common stock and performance shares that meet the criteria for participating securities under FSP EITF 03-6-1. However, the Company has not yet determined the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS No. 132(R)-1”). This new standard requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not believe adoption of FSP SFAS No. 132(R)-1 will have any effect on its consolidated financial statements.

NOTE 2:    Stock-Based Compensation

The provisions of SFAS No. 123(R), require the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under APB 25. Under the intrinsic value method, stock-based compensation associated with stock options and awards was determined as the difference, if any, between the fair market value of the related common stock on the

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 2:    Stock-Based Compensation (Continued)

measurement date and the price an employee had to pay to exercise the award. Accordingly, stock-based compensation expense has been recognized for restricted stock grants, as well as for stock options that were granted at prices that were below the fair market value of the related stock at the measurement date.

The Company elected to adopt the alternative transition method provided in FSP No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123(R). In addition, in accordance with SFAS No. 123(R), SFAS No. 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” the Company elected to recognize excess income tax benefits from stock option exercises and vesting of restricted stock and performance shares in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

The Company had the following two stock incentive plans under which shares were available for grant at January 31, 2009: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of January 31, 2009; however, the 1996 Plan expired during fiscal 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan and 2000 Plan permit the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors, and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. An aggregate of 19,950,453 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of January 31, 2009, 2,500,775 shares were available for future grants.

Options

The Plans provide that the per-share exercise price of a stock option may not be less than the fair market value of the Company’s Class A common stock on the date the option is granted. Under the Plans, outstanding options generally vest over periods ranging from three to five years from the grant date and generally expire from five to ten years after the grant date. Certain stock option and other equity-based awards provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black- Scholes option-pricing model. The Company uses historical data, the implied volatility of market-traded options and other factors to estimate the expected price volatility, option lives, and forfeiture rates.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 2:    Stock-Based Compensation (Continued)

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	53.00%	59.00%	63.00%
Risk-Free Interest Rate	2.44%	4.43%	4.82%
Expected Life of Options (in Years)	3.3	3.7	3.4

The Company recorded $0.5 million, $2.2 million, and $2.3 million of compensation expense, or less than $0.01, $0.02 and $0.03 per basic and diluted share, related to stock options outstanding during fiscal 2008, 2007, and 2006, respectively.

At January 31, 2009, there was $1.2 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over the course of the remaining vesting periods of such options through fiscal 2011.

The following table summarizes the Company’s stock option activities with respect to its Plans for fiscal 2008, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 2, 2008	2,926,553	$7.46
Granted	523,000	$3.78
Exercised	(6,000)	$1.77
Canceled	(1,076,351)	$6.36

Outstanding at January 31, 2009	2,367,202	$7.17	3.16	$58
Vested and expected to vest in the future at January 31, 2009	2,222,069	$7.34	3.09	$47
Exercisable at January 31, 2009	1,664,723	$8.33	2.70	$5

Options vested and expected to vest in the future are comprised of all options outstanding at January 31, 2009, net of estimated forfeitures. Additional information regarding stock options outstanding as of January 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of January 31, 2009	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of January 31, 2009	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 4.09	476,500	4.68	$3.46	89,801	$3.24
4.26 - 5.84	649,812	2.68	5.39	469,651	5.61
5.92 - 6.72	515,140	2.28	6.47	383,521	6.50
6.81 - 11.76	572,750	3.30	9.73	568,750	9.75
11.79 - 23.02	153,000	2.96	19.02	153,000	19.02

$ 1.81 - $23.02	2,367,202	3.16	$7.17	1,664,723	$8.33

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 2:    Stock-Based Compensation (Continued)

The weighted-average grant-date fair value of options granted during fiscal 2008, 2007, and 2006 was $1.50, $2.75, and $2.74 per share, respectively. The total intrinsic value for options exercised during fiscal 2008, 2007, and 2006 was less than $0.1 million, $0.1 million, and less than $0.1 million, respectively.

Cash received from option exercises under all Plans for fiscal 2008, 2007, and 2006 was less than $0.1 million, $0.2 million, and $0.1 million, respectively. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize its deferred income tax assets.

Restricted Common Stock and Performance Shares

Under the 2005 Plan and 2000 Plan, the Company grants directors, certain executives, and other key employees restricted common stock with vesting generally contingent upon completion of specified service periods. The Company also grants certain executives and other key employees performance share awards with vesting generally contingent upon a combination of specified service periods and the Company’s achievement of specified common stock price levels.

During fiscal 2008, 2007, and 2006, the Company granted 249,025, 590,000, and 294,500 shares, respectively, of restricted common stock to certain employees and directors under the Plans. Restricted common stock awards generally vest over periods ranging from one to three years. The weighted-average grant-date fair value of the restricted common stock granted during fiscal 2008, 2007, and 2006 was $3.10, $3.26, and $5.08 per share, respectively. The Company recorded approximately $1.4 million, $1.9 million, and $2.4 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during fiscal 2008, 2007, and 2006, respectively.

During fiscal 2008, 2007, and 2006, the Company granted 90,000, 1,267,960, and 60,000 performance shares, respectively, to certain officers under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during fiscal 2008, 2007, and 2006, which included consideration of the probability of such shares vesting, was $2.07, $2.74, and $4.30 per share, respectively. The Company recorded $1.1 million, $1.1 million, and $0.7 million of compensation expense during fiscal 2008, 2007, and 2006, respectively, related to performance shares granted to officers.

On October 8, 2007, the Company modified the terms of a performance share grant to the Company’s former chief executive officer, in connection with his departure from the Company, to extend his opportunity to vest in such shares from October 8, 2007, his last day with the Company, to January 31, 2008. The fair value of this change on the modification date was $0.1 million and was included in the performance-share compensation expense noted above.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 2:    Stock-Based Compensation (Continued)

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. For nonvested performance shares that remain outstanding as of January 31, 2009, the various closing trading price performance conditions for the Company’s common stock range from $5.15 to $14.93 per share. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for fiscal 2008:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 2, 2008	2,082,793	$3.08
Granted	339,025	$2.83
Vested	(274,333)	$3.69
Forfeited	(327,225)	$5.25

Nonvested at January 31, 2009	1,820,260	$2.55

In the table above, the number of nonvested restricted common stock and performance shares at February 2, 2008, has been reduced by 650,000 shares for restricted common stock that vested on January 27, 2008, that was inadvertently not reflected as vested in Note 2 of the Company’s consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The fair value of restricted common stock and performance shares that vested during fiscal 2008 was $1.0 million.

At January 31, 2009, there was $1.8 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $1.1 million relates to restricted common stock and $0.7 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.1 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could potentially change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in its consolidated statements of operations.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 3:    Provision for Income Taxes

The components of the provision for income taxes for fiscal 2008, 2007, and 2006 are as follows (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Current:
Federal	$630	$352	$302
State	692	26	6

	1,322	378	308

Deferred:
Federal	13,043	11,279	5,124
State	2,717	2,309	1,083
Valuation allowance	(15,760)	(13,588)	(6,207)

	—	—	—

	$1,322	$378	$308

Reconciliations of the provision for income taxes to the amount of the provision that would result from applying the federal statutory rate of 35% to income (loss) before provision for income taxes for fiscal 2008, 2007, and 2006 are as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.4	0.1	(5.6)
Charitable contributions	—	0.2	7.1
Nondeductible impairment of goodwill	—	5.2	—
Nondeductible interest on secured convertible notes	3.1	1.4	(88.3)
Other nondeductible expenses	0.6	0.3	(0.2)
Merchandising consultant stock-based compensation	—	10.5	—
Valuation allowance	(35.9)	(51.1)	49.5

Effective tax rate	4.2%	1.6%	(2.5)%

The major components of the Company’s net deferred income tax asset at January 31, 2009 and February 2, 2008, are as follows (in thousands):

	January 31, 2009	February 2, 2008
Deferred rent	$5,054	$4,828
Merchandise inventories	1,304	1,689
Difference between book and tax bases of fixed assets	10,613	12,629
State income taxes	(4,583)	(5,280)
Supplemental employee retirement plan	1,055	1,111
Net operating loss and other tax attribute carryforwards	53,205	63,716
Deferred revenue	7,435	8,973
Stock-based compensation	2,984	2,197
Other	2,678	1,049

	79,745	90,912
Valuation allowance	(79,745)	(90,912)

Net deferred income tax assets	$—	$—

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 3:    Provision for Income Taxes (Continued)

As a result of disappointing sales results during fiscal 2004 and the Company’s historical operating losses, management concluded in fiscal 2004 that it was more likely than not that the Company would not realize its net deferred tax assets. As a result, the Company established a valuation allowance for 100% of its net deferred income tax asset in fiscal 2004. In addition, the Company has discontinued recognizing income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As of January 31, 2009 and February 2, 2008, the valuation allowance was $79.7 million and $90.9 million, respectively.

As of January 31, 2009, the Company had federal net operating loss carryforwards (NOLs) of $117.9 million, of which $12.9 million relates to benefits from stock-based compensation for which the associated valuation allowance reversal will be recorded to paid-in capital in the consolidated balance sheets if and when reversed. The Company’s federal NOLs begin to expire in 2023. The NOLs are subject to annual utilization limitations as of January 31, 2009. As January 31, 2009, the Company also had federal charitable contribution carryforwards of $18.3 million, which have begun to expire in fiscal 2009, alternative minimum tax credits of $2.0 million, which do not expire, and state NOLs of $102.5 million, which begin to expire in 2009 and are also subject to annual utilization limitations.

As noted above, the Company maintains a 100% valuation allowance against its net deferred income tax assets, which are comprised primarily of NOLs. Through fiscal 2008, the Company had generated three consecutive fiscal years of federal taxable income and had realized a portion of its NOLs to offset regular taxable income in those years. However, as a result of the difficult economic environment in which the Company currently operates and the impact these economic conditions have had on its comparable store sales trends, especially during the second half of fiscal 2008, the Company believes that, as of January 31, 2009, evidence continues that does not support realization of these net deferred income tax assets. Prospectively, as the Company continues to evaluate available evidence, including the depth of the current economic downturn and its implications on its operating results, it is possible that the Company may deem some or all of its deferred income tax assets to be realizable.

The Company uses the with-or-without method under SFAS No. 123(R) to determine when it will realize excess tax benefits from stock-based compensation. Under this method, the Company will realize these excess tax benefits only after it realizes the tax benefits of net operating losses from operations.

Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of federal NOLs to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests of the Company’s common stock. Under Section 382, an ownership change that triggers potential limitations on NOLs occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on its analysis, the Company had ownership changes on April 1, 2005, and December 28, 2006, which resulted in Section 382 limitations applying to federal NOLs generated prior to those dates, which were approximately $172.1 million.

As a result of those ownership changes, of the Company’s $117.9 million of remaining federal NOLs, the Company may utilize up to $59.5 million of its federal NOLs to offset taxable income in fiscal 2009. The Company may also experience additional ownership changes in the future, which could further limit the amount of federal NOLs annually available.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 3:    Provision for Income Taxes (Continued)

In addition, the Company may determine that varying state laws with respect to NOL utilization may result in lower limits, or an inability to utilize loss carryforwards in some states altogether, which could result in the Company incurring additional state income taxes. During fiscal 2008, the State of California passed legislation that suspended the Company’s ability to utilize NOLs to offset taxable income in fiscal 2008 and 2009. This resulted in the Company’s incurrence of additional state income taxes in California and an increase in its effective tax rate in fiscal 2008 to 4.2% versus its originally expected effective income tax rate of 2.1%.

The Company may also generate income in future periods on a federal alternative minimum tax basis, which would result in alternative minimum taxes payable on a portion of such income.

Effective February 4, 2007, the Company adopted the provisions of FIN 48. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of accumulated deficit in the year of adoption. FIN 48 also requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. FIN 48 requires expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits or expenses that, if recognized, would affect the effective tax rate, and the total amounts of interest and penalties recognized in the statements of operations and financial position.

The adoption of FIN 48 had no effect on the Company’s consolidated financial statements. At January 31, 2009, the Company had no material unrecognized tax benefits or expenses that, if recognized, would affect the Company’s effective income tax rate in future periods. The Company is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its recognized tax positions.

Effective upon adoption of FIN 48, the Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at January 31, 2009. Prior to its adoption of FIN 48, the Company recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

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

NOTE 4:    Store Closures

On December 28, 2004, the Company announced that it would close approximately 150 of its underperforming Wet Seal stores as part of a plan to return the Company to profitability. The Company initially

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 4:    Store Closures (Continued)

completed its inventory liquidation sales and closing of 153 Wet Seal stores in March 2005. During fiscal 2006, the Company recorded a net benefit of $0.7 million, which benefit resulted from decreases in estimated costs for lease terminations, primarily due to favorable settlement agreements and a decrease in estimated legal and other costs.

The following summarizes the accrued store-closure costs activity for fiscal 2006 (in thousands):

Balance at beginning of year	$802
Adjustments	(730)
Payments	(72)

Balance at end of year	$—

NOTE 5:    Accrued Liabilities

Accrued liabilities consist of the following as of January 31, 2009 and February 2, 2008 (in thousands):

	January 31, 2009	February 2, 2008
Minimum rent and common area maintenance	$2,308	$2,417
Accrued wages, bonuses, and benefits	7,651	7,669
Gift cards, gift certificates, and store credits	7,188	7,386
Frequent buyer and loyalty programs	6,652	11,511
Sales and use taxes	1,454	2,775
Other	2,826	2,687

	$28,079	$34,445

NOTE 6:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants

Senior Revolving Credit Facility

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in May 2011. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores, and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London InterBank Offered Rate (LIBOR) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average excess availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of January 31, 2009. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 6:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants (Continued)

The Facility ranks senior in right of payment to the Company’s secured convertible notes. Borrowings under the Facility are secured by all presently owned and hereafter acquired assets of the Company and two of its wholly owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility. The obligations of the Company and the subsidiary borrowers under the Facility are guaranteed by another wholly owned subsidiary of the Company, Wet Seal GC, SMLLC.

At January 31, 2009, the amount outstanding under the Facility consisted of $7.4 million in open documentary letters of credit related to merchandise purchases and $1.8 million in outstanding standby letters of credit, and the Company had $25.8 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At January 31, 2009, the Company was in compliance with all covenant requirements related to the Facility.

Secured Convertible Notes and Common Stock Warrants

On January 14, 2005, after receipt of shareholder approval on January 10, 2005, the Company issued $56.0 million in aggregate principal amount of its secured convertible notes (the “Notes”) due January 14, 2012, to certain investors (the “Investors”). The Notes have an initial conversion price of $1.50 per share of the Company’s Class A common stock (subject to antidilution adjustments) and bear interest at an annual rate of 3.76% (interest may be paid in cash or accrued to principal at the Company’s discretion, and a ratable portion of accrued interest is extinguished without payment by the Company if and when Notes are converted) and are convertible into Class A common stock. The initial conversion price assigned to the Notes was lower than the fair market value of the Class A common stock on the commitment date (January 11, 2005), creating a beneficial conversion feature. On January 14, 2005, the Company also issued to the Investors Series B warrants, Series C warrants, and Series D warrants (collectively with 2.3 million of Series A warrants previously issued to the Investors, the “Warrants”) to acquire initially up to 3.4 million, 4.5 million, and 4.7 million shares of the Company’s Class A common stock, respectively. The Series B, Series C, and Series D warrants have exercise prices per share of $2.25, $2.50, and $2.75, respectively. Each Investor is prohibited from converting any of the Notes or exercising any Warrants if, as a result, it would own beneficially at any time more than 9.99% of the outstanding Class A common stock of the Company.

In accordance with accounting guidelines established in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair values of the Warrants issued and the beneficial conversion feature of the Notes. Fair value was first determined for the Warrants using the Black-Scholes option-pricing model. The Warrants were allocated a value of $14.4 million and reduced the face value of the Notes and increased paid-in capital using a method that approximates the relative fair value method. Based on the reduced value of the Notes and their convertibility into 37,333,333 shares of Class A common stock, the effective conversion price was determined and compared to the market price of Class A common stock on the commitment date, the difference representing the beneficial conversion feature on a per-share basis. The face value of the Notes was further reduced by $30.1 million, the value allocated to the beneficial conversion feature, and paid-in capital was increased.

The resulting discount to the Notes is amortized under the interest method over the seven-year life of the Notes and charged to interest expense. The Notes have a yield to maturity of 27.1%. For fiscal 2008, 2007, and

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 6:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants (Continued)

2006, the Company recognized $0.6 million, $0.5 million, and $1.0 million, respectively, in interest expense, not including accelerated charges upon conversions (see below), related to the discount amortization. As of January 31, 2009 and February 2, 2008, the net carrying value of the Notes was $2.7 million and $3.6 million, respectively, including accrued interest.

In accordance with the provisions of EITF Issue No. 03-6, the Company includes the shares issuable upon conversion of the Notes in its calculations of basic and diluted earnings per share to the extent such inclusion would be dilutive. Because the effect would have been anti-dilutive in fiscal 2006, the Company did not include such shares in its calculations of basic and diluted earnings per share for such year.

During fiscal 2008 and 2006, Investors converted $3.4 million and $37.5 million, respectively, of the Notes into 2,274,804 shares and 25,003,783 shares, respectively, of Class A common stock. As a result of these conversions, in fiscal 2008 and 2006, the Company recorded net noncash interest charges of $1.9 million and $29.1 million, respectively, to write off a ratable portion of unamortized debt discount, deferred financing costs, and accrued interest associated with the Notes. During fiscal 2007, no Note conversions occurred.

Additionally, the Notes contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each noteholder the option to require the Company to redeem all or a portion of the Notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of the Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. The Company accounts for this derivative at fair value on the consolidated balance sheets within other long-term liabilities in accordance with SFAS No. 133. The face value of the Notes was reduced by $0.5 million to record this liability. Changes in the fair market value of the derivative liability are recognized in the consolidated statements of operations within interest expense. During fiscal 2008, there was a decrease of less than $0.1 million, during fiscal 2007, there was an increase of $0.1 million, and during fiscal 2006, there was a decrease of $0.4 million, in the fair value of the embedded derivative, which the Company recognized as a decrease, an increase, and a decrease, respectively, to the carrying value of the derivative liability and a credit, charge, and credit, respectively, to interest expense in the consolidated statements of operations.

At January 31, 2009, the Company was in compliance with all covenant requirements related to the Notes.

Convertible Preferred Stock and Common Stock Warrants

On April 29, 2005, the Company signed a Securities Purchase Agreement and a related Registration Rights Agreement with several investors that participated in the Company’s Notes financing. Pursuant to the Securities Purchase Agreement, on May 3, 2005, the Company issued to the investors 24,600 shares of Series C convertible preferred stock (the “Preferred Stock”), for an aggregate purchase price of $24.6 million. The Company received approximately $19.1 million in net proceeds (including the exercise of Series A and Series B Warrants discussed below and after the retirement of certain bridge financing). The Preferred Stock is convertible into 8.2 million shares of Class A common stock, reflecting an initial $3.00 per-share conversion price. The effective conversion price assigned to the Preferred Stock was lower than the fair value of the common stock on the commitment date, creating a beneficial conversion feature. The Preferred Stock is not entitled to any special dividend payments, mandatory redemption, or special voting rights. The Preferred Stock has customary weighted-average antidilution protection for future stock issuances below the applicable per-share conversion price.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 6:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants (Continued)

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

The Company also issued new Series E Warrants to purchase up to 7.5 million shares of Class A common stock. The Series E warrants became exercisable on November 3, 2005, and expire on November 3, 2010, and have an initial exercise price of $3.68, reflecting the closing bid price of the Class A common stock on the business day immediately before the signing of the Securities Purchase Agreement. The Series E warrants have antidilution protection for stock splits, stock dividends, distributions, and similar transactions.

The Company used approximately $11.9 million of the proceeds from this financing to retire certain outstanding loans and approximately $1.5 million to pay transaction costs. The remainder of the proceeds, approximately $17.6 million, is being used for general working capital and other corporate purposes.

In accordance with the accounting guidelines established in EITF Issue No. 98-5, EITF Issue No. 00-27, and other related accounting guidance, the Company determined the relative fair values of the Series E warrants issued, the Preferred Stock, and the Registration Rights Agreement to be approximately $8.5 million, $16.0 million, and $0.1 million, respectively. The relative fair value allocated to the Series E warrants reduced the face value of the Preferred Stock and increased paid-in capital. The relative fair value allocated to the Registration Rights Agreement also reduced the face value of the Preferred Stock and increased other long-term liabilities (see below). Based on the reduced value of the Preferred Stock and its convertibility into 8.2 million shares of Class A common stock, the effective conversion price was determined and compared to the market price of Class A common stock on the commitment date (April 29, 2005), with the difference representing the beneficial conversion feature on a per-share basis. The value allocated to the beneficial conversion feature reduced the face value of the Preferred Stock by approximately $14.7 million and increased paid-in capital.

The Preferred Stock is generally a perpetual security unless and until it is converted into Class A common stock. However, certain “change of control” events, as defined in the Certificate of Designations, Preferences, and Rights of the Preferred Stock (the “Certificate”), may still be out of the Company’s control, which could require cash redemption of the Preferred Stock. Upon such a change of control or certain other liquidation events, as defined in the Certificate, the holders of the Preferred Stock would be entitled to receive cash equal to the stated value of the Preferred Stock ($1,000 per share) before any amount is paid to the Company’s common stockholders. As such, in accordance with EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities,” the Preferred Stock is presented outside of stockholders’ equity in the consolidated balance sheets. If such a change of control event were to occur, the Preferred Stock would be recognized as a liability in the consolidated balance sheets until redeemed.

Because the Preferred Stock is immediately convertible and has no stated redemption date, in accordance with EITF Issue No. 98-5 and EITF Issue No. 00-27, the $23.3 million discount on the Preferred Stock was recognized as a noncash deemed dividend in its entirety on May 3, 2005, the Preferred Stock issuance date. In fiscal 2005, the noncash deemed dividend was recognized in the consolidated statements of operations as a reduction to arrive at net loss attributable to common stockholders.

In accordance with the provisions of EITF Issue No. 03-6, the Company includes the shares issuable upon conversion of the Preferred Stock in its calculations of basic and diluted earnings per share to the extent such

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 6:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants (Continued)

inclusion would be dilutive. Because the effect would have been antidilutive in fiscal 2006, the Company did not include such shares in its calculations of basic and diluted earnings per share for such year.

The Company determined the Registration Rights Agreement associated with the Preferred Stock is a derivative financial instrument subject to the provisions of SFAS No. 133. In accordance with SFAS No. 133, the Company accounts for this derivative financial instrument at fair value on the consolidated balance sheets within other long-term liabilities. Changes in the fair market value of this derivative liability are recognized in the statements of operations within interest expense. On July 29, 2005, the Securities and Exchange Commission (SEC) declared an effective S-3 registration statement filed by the Company to register Class A common stock underlying the Preferred Stock and Series E warrants, which reduced the derivative value of the Registration Rights Agreement to zero. As a result, during fiscal 2005, the Company recognized a $0.1 million decrease in the fair value of this derivative as a decrease to the carrying value of the derivative liability and a credit to interest expense in the consolidated statements of operations.

During fiscal 2008 and 2006, investors in the Preferred Stock converted $0.6 million and $7.5 million of such Preferred Stock, respectively, into 185,333 and 2,497,667 shares of Class A common stock, respectively, resulting in $1.6 million of Preferred Stock remaining outstanding as of January 31, 2009. During fiscal 2007, no Preferred Stock conversions occurred.

Exercise of Common Stock Warrants

In fiscal 2008 and 2007, investors in the Notes exercised portions of outstanding Warrants, resulting in the issuance of 1,793,139 shares and 909,752 shares of Class A common stock, respectively, in exchange for $6.1 million and $2.3 million, respectively, of proceeds to the Company. In fiscal 2006, investors in the Notes and Preferred Stock also exercised portions of outstanding Warrants and Series E Warrants, resulting in issuance of an additional 7,204,866 shares of Class A common stock in exchange for $19.3 million of proceeds to the Company. In fiscal 2008, Series B warrants exercisable into 104,465 shares of Class A common stock expired unredeemed.

NOTE 7:    Consulting Agreement

From late 2004 through the end of fiscal 2006, the Company used the assistance of a consultant with certain merchandising initiatives for its Wet Seal division. On July 6, 2005, the Company entered into a related consulting agreement that expired on January 31, 2007, and a stock award agreement that expired on January 1, 2008.

The Company incurred no stock compensation or cash charges associated with this agreement during fiscal 2008 or fiscal 2007.

Under the terms of the consulting agreement, the Company paid $0.1 million per month from July 2005 through January 2007. The Company recorded $1.2 million of consulting expense for such cash compensation within general and administrative expenses in its consolidated statements of operations in fiscal 2006.

The stock award agreement included an award of two tranches of performance shares (the “Performance Shares”) of 1.75 million shares each. The Company accounted for these stock awards in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 7:    Consulting Agreement (Continued)

in Connection with Selling, Goods and Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”

Tranche One (“Tranche One”) of the Performance Shares was scheduled to vest as follows: 350,000 shares were to vest if, at any time after January 1, 2006 and before January 1, 2008, the trailing 20-day weighted-average closing price of the Company’s Class A common stock, or the “20-day Average Price,” equaled or exceeded $3.50 per share; an additional 350,000 shares were to vest (until Tranche One was 100% vested) each time the 20-day Average Price during the vesting period equaled or exceeded $4.00, $4.50, $5.00, and $5.50 per share, respectively. Tranche Two (“Tranche Two”) of the Performance Shares could have vested as follows: 350,000 shares vest if, at any time after January 1, 2007 and before January 1, 2008, the 20-day Average Price equals or exceeds $6.00 per share; an additional 350,000 shares vest (until Tranche Two is 100% vested) each time the 20-day Average Price during the vesting period equals or exceeds $6.50, $7.00, $7.50, and $8.00 per share, respectively.

In the first quarter of fiscal 2006, all Tranche One Performance Shares vested as a result of the Company’s achievement of the required 20-day Average Price levels. As a result, the Company recorded $2.9 million of noncash consulting expense within selling, general, and administrative expenses for Tranche One Performance Shares during that quarter. When combined with noncash consulting expenses of $6.5 million recorded during fiscal 2005 with respect to Tranche One, such charge resulted in total noncash stock compensation for Tranche One of $9.4 million through the first quarter of fiscal 2006, which is equal to the number of shares vested multiplied by the Company’s closing Class A common stock prices on the respective vesting dates for each block of 350,000 shares.

During fiscal 2006, the Company recorded $6.9 million of noncash consulting expense within selling, general, and administrative expenses, with respect to the Tranche Two Performance Shares, which resulted from the combination of (i) the vesting of a block of 350,000 shares as a result of the 20-day Average Price exceeding $6.00 per share after January 1, 2007 and before January 31, 2009, (ii) the elapsing of the remainder of the consulting agreement term during fiscal 2006, and (iii) an assessment of the likelihood of vesting of the 1.4 million not yet vested Tranche Two Performance Shares as of February 3, 2007, using a combination of the Black-Scholes option-pricing model and Monte-Carlo simulation. When combined with noncash consulting expenses recorded during fiscal 2005 of approximately $2.3 million, such charges resulted in noncash stock compensation for Tranche Two of $9.3 million.

Due to the completion of the consulting agreement term as of the end of fiscal 2006 and the requirement that the Company deliver shares as physical settlement if and when vesting occurred, in accordance with EITF Issue No. 96-18 and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” in fiscal 2007, the Company incurred no consulting expense or credit with respect to the unvested Tranche Two Performance Shares. On January 1, 2008, the expiration date of the stock award agreement, the remaining 1.4 million Tranche Two Performance Shares remained unvested and were forfeited by the consultant.

NOTE 8:    Commitments and Contingencies

Leases

The Company leases retail stores, its corporate office, warehouse facilities, vehicles, computers, and office equipment under operating lease agreements expiring at various times through 2019. Certain leases for the Company’s retail stores include fixed common area maintenance obligations.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 8:    Commitments and Contingencies (Continued)

Minimum annual rental commitments under noncancelable leases as of January 31, 2009, are as follows (in thousands):

Fiscal year:
2009	$65,500
2010	60,500
2011	56,100
2012	49,400
2013	41,200
Thereafter	131,100

$403,800

Aggregate rents under noncancelable operating leases for fiscal 2008, 2007, and 2006 were as follows (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Minimum rent	$60,600	$56,100	$50,100
Percentage rent	300	900	600
Deferred rent, net	(3,800)	(2,300)	(3,000)
Common area maintenance and real estate taxes	36,400	33,500	28,300
Excise tax	800	700	600

Aggregate rent expense	$94,300	$88,900	$76,600

Indemnities, Commitments, and Guarantees

The Company has applied the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor, or indemnifies a party, where the Company believes the likelihood of performance is remote.

The restricted shares and options awarded under the Company’s stock incentive plans permit accelerated vesting in connection with change-of-control events. A change of control is generally defined as the acquisition of over 50% of the combined voting power of the Company’s outstanding shares eligible to vote for the election of its Board of Directors by any person, or the merger or consolidation of the Company in which voting control is not retained by the holders of the Company’s securities prior to the transaction or the majority of directors of the surviving company are not directors of the Company. In addition, the members of the Board of Directors who have received restricted stock awards also have accelerated vesting provisions in connection with the occurrence of certain events, including, but not limited to, failure to be nominated or reelected to the Board of Directors and/or the significant diminution in the directors’ and officers’ insurance provided by the Company. In Fiscal 2008, 2007, and 2006, no change of control or other events occurred that would give rise to such accelerated vesting.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 8:    Commitments and Contingencies (Continued)

During its normal course of business, the Company has made certain indemnifications, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has issued guarantees in the form of letters of credit as security for merchandise shipments, payment of claims under the Company’s self-funded workers’ compensation insurance program, and certain other operating commitments. There were $9.2 million in letters of credit outstanding at January 31, 2009. The duration of these indemnities, commitments, and guarantees varies. Some of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At January 31, 2009, the Company has determined that no accrued liability is necessary related to these commitments, guarantees, and indemnities.

Litigation

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. The Company anticipates receiving the appellate decision by June 2009. As of January 31, 2009, the Company had accrued in accrued liabilities on its consolidated balance sheet an amount equal to the settlement amount.

In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California, Southern Division, alleging violations of The Fair Credit Reporting Act (the FCRA), and, in February 2007, a class action complaint was filed against the Company alleging similar violations in United States District Court, Central District of California, Western Division. The plaintiffs in the February 2007 complaint dismissed the complaint with prejudice in August 2007. The FCRA provides in part that portions of the credit card number may not be printed together with expiration dates on credit or debit card receipts given to customers. The FCRA imposes significant penalties upon violators of these rules and regulations where the violation is deemed to have been willful. Otherwise, damages are limited to actual losses incurred by the cardholder. On December 11, 2007, the Company reached a tentative agreement to settle the January 2007 complaint for less than $0.1 million. However, prior to the receipt of the executed settlement agreement, on February 8, 2008, the Company was named in another action, alleging the same violation, in the U.S. District Court, Western District of Pennsylvania. As a result, the Company withdrew its offer to settle the January 2007 action noted above. On June 3, 2008, the Credit and Debit Card Receipt Clarification Act of 2007 was enacted. This measure amended the FCRA to declare that a company that printed an expiration date on any receipt provided to a consumer cardholder at the point of sale or transaction between December 4, 2004 and the enactment of this legislation, but otherwise complied with FCRA requirements for such receipt, shall not be in

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 8:    Commitments and Contingencies (Continued)

willful noncompliance by reason of printing such expiration date on it. On July 1, 2008, and July 14, 2008, dismissals were filed by the plaintiffs in the United States District Court for the Central District of California and the United States District Court for the Western District of Pennsylvania, respectively. The Company made nominal settlement payments for both claims and all parties agreed that the actions were dismissed with prejudice and that each party was to bear all of its own costs and attorney’s fees.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from May 21, 2003 through May 21, 2007. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 31, 2009.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from September 29, 2004 through September 29, 2008. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. The Company’s responsive plea was filed on November 14, 2008. The parties have stipulated that the case be transferred to the complex panel of the San Francisco Superior Court for case management purposes. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 31, 2009.

On March 18, 2009 a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from March 18, 2005 through March 18, 2009. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 31, 2009.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of January 31, 2009, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

NOTE 9:    Stockholders’ Equity

In June 2004, the Company completed a private placement of equity securities that included detachable warrants to acquire 2,109,275 additional shares of Class A common stock at an exercise price of $5.41 per share

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 9:    Stockholders’ Equity (Continued)

(the June 2004 warrants), subject to adjustment from time to time for stock splits, stock dividends, distributions, and similar transactions. The fair value of the warrants at the date of issue approximated $6.5 million. As of January 31, 2009, 1,723,705 of the June 2004 warrants remain outstanding. The warrants are currently exercisable and expire on December 29, 2009.

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

In October 2002, the Company’s Board of Directors authorized the repurchase of up to 5.4 million of the outstanding shares of the Company’s Class A common stock. Pursuant to this plan, during fiscal 2006, the Company repurchased 2,418,235 shares of its Class A common stock at an average market price of $5.12, for a total cost, including commissions, of approximately $12.4 million. The 500,000 Performance Shares repurchased by the Company from its previous chief executive officer and 2,018,235 of the shares repurchased during fiscal 2006 were retired during the fiscal 2006. As of January 31, 2009, 400,000 of the shares repurchased during fiscal 2006, at a cost of $2.4 million, were not yet retired.

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

As of January 31, 2009, 3,993,700 repurchased shares, at a cost of $22.5 million, as well as 2,689,725 shares reacquired by the Company, at no cost, upon employee, director, and consultant forfeitures of stock-based compensation, are not yet retired.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 10:    Fair Value of Financial Instruments

The following table presents information on the Company’s financial instruments (in thousands):

	January 31, 2009		February 2, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$142,064	$142,064	$100,618	$100,618
Other receivables	1,784	1,784	5,715	5,715
Financial liabilities:
Accounts payable	17,576	17,576	19,671	19,671
Embedded derivative instrument	60	60	100	100
Secured convertible notes	2,707	8,120	3,583	16,750
Convertible preferred stock	1,611	1,402	2,167	2,246

The Company believes the carrying amounts of cash and cash equivalents, other receivables, and accounts payable approximate fair value. The Company determines the fair value of its embedded derivative instrument using a combination of the Black-Scholes model and Monte-Carlo simulation. The estimated fair values for the secured convertible notes and convertible preferred stock were determined to be the market value of the Company’s Class A common stock as of January 31, 2009 and February 2, 2008, as applicable, multiplied by the number of shares of common stock into which such securities could be converted.

NOTE 11:    Related-Party Transactions

The Company has a member of its Board of Directors that was a senior partner with the law firm of Akin Gump Strauss Hauer and Feld LLP (“Akin Gump”) until his retirement from Akin Gump in April 2007. In fiscal years 2008, 2007, and 2006, the Company incurred fees of $0.5 million, $0.5 million, and $0.9 million, respectively, for legal services from Akin Gump. The accrual for incurred but unpaid fees to Akin Gump included in accrued liabilities on the consolidated balance sheets was less than $0.1 million as of January 31, 2009 and February 2, 2008.

The Company engaged a merchandising consultant to assist with its Wet Seal business through January 31, 2007 (see Note 7). In this role, such consultant was significantly involved in purchasing decisions and terms negotiated with merchandise vendors for the Wet Seal division. A substantial majority of these vendors also provided merchandise inventories to this consultant’s Canadian retail businesses during that time.

NOTE 12:    Retirement Plan

The Company maintains a qualified defined contribution retirement plan under the Internal Revenue Code Section 401(k). The Wet Seal Retirement Plan (the “Retirement Plan”) is available to all employees who meet the Retirement Plan’s eligibility requirements. The Retirement Plan is funded by employee and employer contributions. Effective January 2007, the Company amended the Retirement Plan to provide for an immediately vesting Company match of 100% on the employee’s first 3% of deferral and 50% on the employee’s next 2% deferral. In fiscal 2008, 2007, and 2006, the Company incurred expense for matching contributions of $0.7 million, $0.9 million, and $0.4 million, respectively.

NOTE 13:    Supplemental Employee Retirement Plan

The Company maintains a defined benefit Supplemental Employee Retirement Plan (the SERP) for a former Chairman of the board of directors of the Company. The SERP provides for retirement death benefits and for

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 13:    Supplemental Employee Retirement Plan (Continued)

retirement benefits through life insurance. The Company funded the SERP in prior years through contributions to a trust fund known as a “Rabbi” trust. Funds are held in a Rabbi trust for the SERP consisting of a life insurance policy reported at cash surrender value. In accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” the assets and liabilities of a Rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the Rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the Rabbi trust are reported in the Company’s consolidated statements of operations. The cash surrender value of such life insurance policy was $1.4 million and $1.4 million at January 31, 2009 and February 2, 2008, respectively, and is included in other assets in the Company’s consolidated balance sheets.

Effective January 1, 2005, the former Chairman of the Board of Directors of the Company began to receive an annual pension, payable in monthly installments, pursuant to the SERP of $220,000.

In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, which requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status as of the end of the entity’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements were effective as of the end of the Company’s fiscal 2006. During fiscal 2008 and 2007, the Company recorded decreases of less than $0.1 million to accumulated other comprehensive income.

In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” the following presents a reconciliation of the SERP’s funded status and certain other SERP information (in thousands):

	January 31, 2009	February 2, 2008
Benefit obligation at beginning of year	$2,076	$2,173
Interest cost	113	119
Actuarial loss	12	4
Benefits paid	(220)	(220)

Benefit obligation at end of year	$1,981	$2,076

Funded status	$(1,981)	$(2,076)
Unrecognized prior-service cost	—	—
Unrecognized actuarial gain	—	—

Net amount recognized	$(1,981)	$(2,076)

Weighted-average assumptions:
Discount rate	6.00%	5.75%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 13:    Supplemental Employee Retirement Plan (Continued)

The amounts recognized in accumulated other comprehensive income on the consolidated balance sheets consist of the following (in thousands):

	January 31, 2009	February 2, 2008
Net actuarial loss	$12	$4

The components of net periodic pension cost are as follows (in thousands):

	January 31, 2009	February 2, 2008
Interest cost	$113	$119
Amortization of actuarial gain	(26)	(26)

Net periodic pension cost	$87	$93

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

The dilutive effect of stock warrants is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect of stock options is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, unamortized compensation on share-based awards, and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the common stock at the average market price during the period. The dilutive effect of unvested restricted stock awards is determined using the “treasury stock” method, whereby vesting is assumed at the beginning of the reporting period, and unamortized compensation on share-based awards and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect of unvested performance shares is determined using the “treasury stock” method in a manner similar to that applied to unvested restricted stock; however, unvested performance share awards are not included in the computations of diluted earnings and loss per share in fiscal 2008, 2007, and 2006 because their effect would have been antidilutive and/or they did not meet the criteria in SFAS No. 128 for inclusion of contingently issuable shares in diluted earnings per share.

The Notes and Preferred Stock are convertible into shares of Class A common stock. Both of these securities include rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, under the

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 14:    Net Income (Loss) Per Share (Continued)

provisions of EITF Issue No. 03-6, the Notes and Preferred Stock are considered to be participating securities requiring the use of the two-class method for the computation of basic earnings per share when the effect of such method is dilutive. The two-class method requires allocation of undistributed earnings per share among the Class A common stock, Notes, and Preferred Stock based on the dividend and other distribution participation rights under each of these securities.

Diluted earnings per share for fiscal 2008 and 2007 have been computed assuming the conversion of the Notes and Preferred Stock and through application of the “treasury stock” method with respect to other dilutive securities, as previously noted. Such methods would be antidilutive, and are thus not applied, for fiscal 2006.

In accordance with EITF Issue No. 03-6, the “if-converted” method, whereby interest costs associated with the Notes and Preferred Stock, net of income tax effects, would be added back to the numerator in the calculation, has not been applied to these securities to calculate diluted earnings per share since the effect would be antidilutive. For fiscal 2008 and 2007, such interest costs not added back to the numerator in the diluted earnings per share calculation were $2.8 million and $1.0 million, respectively.

The following table summarizes the allocation of undistributed earnings among Class A common stock, the Notes, and the Preferred Stock, using the two-class method, and reconciles the weighted-average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Numerator:
Net income (loss)	$30,154	$23,232	$(12,838)
Less: Undistributed earnings allocable to—
Notes	(1,218)	(1,287)	—
Preferred Stock	(202)	(172)	—

Net income (loss) allocable to Class A common stock	$28,734	$21,773	$(12,838)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average Class A common stock outstanding	93,172,635	91,154,133	72,577,398
Notes weighted-average shares outstanding	3,948,541	5,385,918	—
Preferred Stock weighted-average shares outstanding	659,707	722,333	—
Other dilutive securities:
Stock options	11,381	99,255	—
Stock warrants	915,218	2,887,562	—
Restricted stock and performance shares	321,564	689,341	—

Denominator for diluted earnings (loss) per share	99,029,046	100,938,542	72,577,398

Basic earnings (loss) per share—Class A common stock	$0.31	$0.24	$(0.18)

Diluted earnings (loss) per share	$0.30	$0.23	$(0.18)

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 14:    Net Income (Loss) Per Share (Continued)

The computations of diluted earnings and loss per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been antidilutive or, in the case of Performance Shares, because they did not meet the criteria in SFAS No. 128 for inclusion of contingently issuable shares in diluted earnings per share.

	January 31, 2009	February 2, 2008	February 3, 2007
Stock options outstanding	2,150,592	2,387,819	3,460,020
Performance share and nonvested restricted stock awards	1,185,940	1,880,460	3,871,500
Stock issuable upon conversion of secured convertible notes	—	—	5,385,918
Stock issuable upon conversion of preferred stock	—	—	722,333
Stock issuable upon exercise of warrants—
June 2004 warrants	1,906,957	2,109,275	2,109,275
Series B warrants	—	—	699,217
Series C warrants	—	—	1,639,286
Series D warrants	—	—	2,554,240
Series E warrants	6,290,480	—	6,549,107

Total	11,533,969	6,377,554	26,990,896

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of January 31, 2009, February 2, 2008, and February 3, 2007, would have resulted in proceeds to the Company of $39.6 million, $45.9 million, and $48.2 million, respectively. However, in limited circumstances, the warrant holders may choose “cashless exercise,” as defined in the associated warrant agreements, in which case the Company would receive no cash proceeds upon exercise in exchange for the issuance by the Company of fewer shares of Class A common stock.

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 15:    Segment Reporting (Continued)

Information for fiscal 2008, 2007, and 2006 for the two reportable segments is set forth below (in thousands):

Fiscal 2008	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$491,052	$101,908	$—	$592,960
Percentage of consolidated net sales	83%	17%	—	100%
Operating income (loss)	$71,113	$(9,754)	$(29,202)	$32,157
Depreciation and amortization expense	$10,548	$2,961	$1,009	$14,518
Interest income	$—	$—	$2,182	$2,182
Interest expense	$—	$—	$2,863	$2,863
Income (loss) before provision for income taxes	$71,113	$(9,754)	$(29,883)	$31,476
Total identifiable assets as of year-end	$209,595	$37,540	$9,524	$256,659
Capital expenditures	$20,879	$642	$1,502	$23,023

Fiscal 2007	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$478,405	$132,758	$—	$611,163
Percentage of consolidated net sales	78%	22%	—	100%
Operating income (loss)	$69,188	$(14,953)	$(34,978)	$19,257
Depreciation and amortization expense	$8,498	$3,309	$1,866	$13,673
Interest income	$—	$—	$5,489	$5,489
Interest expense	$—	$—	$1,136	$1,136
Income (loss) before provision for income taxes	$69,188	$(14,953)	$(30,625)	$23,610
Total identifiable assets as of year-end	$170,193	$43,644	$10,239	$224,076
Capital expenditures	$29,559	$5,387	$3,577	$38,523

Fiscal 2006	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$417,098	$147,226	$—	$564,324
Percentage of consolidated net sales	74%	26%	—	100%
Operating income (loss)	$47,194	$2,878	$(35,034)	$15,038
Depreciation and amortization expense	$6,461	$3,727	$2,200	$12,388
Interest income	$—	$—	$4,387	$4,387
Interest expense	$—	$—	$31,955	$31,955
Income (loss) before provision for income taxes	$47,194	$2,878	$(62,602)	$(12,530)
Total identifiable assets as of year-end	$146,238	$51,412	$10,517	$208,167
Capital expenditures	$12,654	$1,856	$2,455	$16,965

In the tables above, Wet Seal and Arden B reportable segments include net sales generated from their respective stores and Internet operations. The “Corporate and Unallocated” column is presented solely to allow for reconciliation of segment contribution and total identifiable asset amounts to consolidated operating income, interest income, interest expense, income (loss) before provision for income taxes, and total identifiable assets. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment, store closure costs, and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 15:    Segment Reporting (Continued)

Wet Seal operating segment results in fiscal 2008 and 2007 include $0.6 million and $2.9 million, respectively, of additional net sales resulting from the recognition of breakage on gift cards, gift certificates, and store credits, and $0.5 million and $0.2 million, respectively, of asset impairment charges. Also, in fiscal 2006, Wet Seal operating segment results include store-closure adjustments of $0.7 million and asset impairment charges of $0.1 million. In fiscal 2006, operating segment results of Wet Seal included cash compensation of $1.2 million and stock compensation charges of $9.8 million associated with the Company’s use of a merchandising consultant.

Arden B operating segment results in fiscal 2008 and 2007 include $0.3 million and $0.8 million, respectively, of additional net sales resulting from the recognition of breakage on gift cards, gift certificates, and store credits. In fiscal 2006, the terms of the Arden B loyalty program were modified, and, as a result, Arden B recorded a benefit to net sales of $3.7 million due to a reduction in the Company’s estimate of ultimate award redemptions. In fiscal 2008, 2007, and 2006, asset impairment charges in the Arden B operating segment totaled $5.1 million, $5.3 million, and $0.3 million, respectively.

Corporate expenses in fiscal 2008 and 2006 include interest expense of $1.9 million and $29.1 million, respectively, as a result of accelerated write-off of discounts on secured convertible notes and deferred financing costs upon conversions of secured convertible notes. Corporate total assets consist primarily of net equipment and leasehold improvements located at the Company’s corporate offices and distribution facility, as well as receivables, prepaid expenses, and other miscellaneous assets not specifically related to the reporting segments.

NOTE 16:    Unaudited Quarterly Financial Data

Summarized quarterly financial information for fiscal 2008 and 2007 is listed below (in thousands, except per-share data).

	Fiscal 2008 Quarter Ended
	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009
Net sales	$142,390	$149,060	$146,644	$154,866
Gross margin	$46,700	$52,026	$45,905	$47,808
Net income	$8,928	$10,148	$6,786	$4,292
Net income per share
Basic	$0.09	$0.10	$0.07	$0.04
Diluted	$0.09	$0.10	$0.07	$0.04
Weighted-average number of shares of common stock outstanding
Basic	90,673,304	92,339,436	94,680,063	94,997,519
Diluted	97,447,104	100,586,902	100,258,868	98,885,467
Cash dividends per share	$—	$—	$—	$—
Class A common stock market price data
High	$3.60	$5.50	$5.10	$2.97
Low	$2.55	$3.60	$2.33	$1.85

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007

NOTE 16:    Unaudited Quarterly Financial Data (Continued)

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
Class A common stock market price data
High	$6.64	$6.31	$4.59	$3.11
Low	$5.68	$4.30	$2.33	$1.92

The fiscal quarter ended January 31, 2009, includes a $4.8 million charge to record the impairment of certain retail store equipment and leasehold improvement assets, primarily within the Company’s Arden B division.

The fiscal quarter ended February 2, 2008, includes a $3.7 million benefit to net sales as a result of the Company beginning to recognize breakage on unredeemed gift cards, gift certificates, and store credits, and a $3.5 million charge to record the full impairment of goodwill associated with the Company’s Arden B division.