Form 10-Q
period 2009-05-02
WET SEAL INC
filed 2009-06-02
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer: ☐	Accelerated filer: ☒	Nonaccelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at May 29, 2009, was 97,045,637. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at May 29, 2009.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 2, 2009	January 31, 2009	May 3, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,219	$142,064	$109,662
Income taxes receivable	—	—	167
Other receivables	1,197	1,784	2,617
Merchandise inventories	32,935	25,529	34,355
Prepaid expenses and other current assets	10,556	10,600	10,806

Total current assets	183,907	179,977	157,607

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	105,394	102,062	101,603
Furniture, fixtures and equipment	66,953	65,378	65,095

	172,347	167,440	166,698
Less accumulated depreciation and amortization	(94,241)	(92,571)	(94,718)

Net equipment and leasehold improvements	78,106	74,869	71,980

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $5,610, $5,586 and $5,338 at May 2, 2009, January 31, 2009, and May 3, 2008, respectively	149	173	376
Other assets	1,776	1,640	1,704

Total other assets	1,925	1,813	2,080

TOTAL ASSETS	$263,938	$256,659	$231,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$11,667	$8,388	$12,991
Accounts payable – other	12,163	9,188	9,551
Income taxes payable	23	228	173
Accrued liabilities	24,726	28,079	29,847
Current portion of deferred rent	3,427	3,378	4,336

Total current liabilities	52,006	49,261	56,898

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $803, $752 and $1,047 at May 2, 2009, January 31, 2009, and May 3, 2008, respectively, and net of unamortized discount of $2,575, $2,712 and $5,294 at May 2, 2009, January 31, 2009, and May 3, 2008, respectively	2,895	2,707	3,832
Deferred rent	29,316	30,051	29,747
Other long-term liabilities	1,754	1,821	1,931

Total long-term liabilities	33,965	34,579	35,510

Total liabilities	85,971	83,840	92,408

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	May 2, 2009	January 31, 2009	May 3, 2008
COMMITMENTS AND CONTINGENCIES (Note 5)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 1,611 shares issued and outstanding at May 2, 2009, and January 31, 2009; 2,167 shares issued and outstanding at May 3, 2008	1,611	1,611	2,167

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 103,645,490 shares issued and 96,962,065 outstanding at May 2, 2009; 103,319,360 shares issued and 96,635,935 shares outstanding at January 31, 2009; and 98,639,251 shares issued and 92,098,531 shares outstanding at May 3, 2008	10,365	10,332	9,864
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	300,700	300,607	288,146
Accumulated deficit	(112,799)	(117,828)	(139,054)
Treasury stock, 6,683,425 shares; 6,683,425 shares; and 6,540,720 shares at cost, at May 2, 2009, January 31, 2009, and May 3, 2008, respectively	(22,461)	(22,461)	(22,461)
Accumulated other comprehensive income	551	558	597

Total stockholders’ equity	176,356	171,208	137,092

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$263,938	$256,659	$231,667

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended
	May 2, 2009	May 3, 2008
Net sales	$132,009	$142,390
Cost of sales	92,828	95,690

Gross margin	39,181	46,700
Selling, general, and administrative expenses	33,973	37,991

Operating income	5,208	8,709

Interest income	184	698
Interest expense	(191)	(306)

Interest (expense) income, net	(7)	392

Income before provision for income taxes	5,201	9,101
Provision for income taxes	172	173

Net income	$5,029	$8,928

Net income per share, basic	$0.05	$0.09

Net income per share, diluted	$0.05	$0.09

Weighted-average shares outstanding, basic	95,390,238	90,673,304

Weighted-average shares outstanding, diluted	95,812,691	91,248,632

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In	Accumulated	Treasury	Comprehensive	Accumulated Other	Total
	Class A		Class B						Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Income	Income	Equity
Balance at January 31, 2009	103,319,360	$10,332	—	$—	$300,607	$(117,828)	$(22,461)		$558	$171,208
Net income	—	—	—	—	—	5,029	—	$5,029	—	5,029
Stock issued pursuant to long-term incentive plans	222,796	22	—	—	(22)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	(181)	—	—	—	—	(181)
Amortization of stock payment in lieu of rent	—	—	—	—	24	—	—	—	—	24
Exercise of stock options	3,334	1	—	—	7	—	—	—	—	8
Exercise of common stock warrants	100,000	10	—	—	265	—	—	—	—	275
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(7)	(7)	(7)

Comprehensive income								$5,022

Balance at May 2, 2009	103,645,490	$10,365	—	$—	$300,700	$(112,799)	$(22,461)		$551	$176,356

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In	Accumulated	Treasury	Comprehensive	Accumulated Other	Total
	Class A		Class B						Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Income	Income	Equity
Balance at February 2, 2008	98,377,559	$9,838	—	$—	$287,848	$(147,982)	$(22,461)		$596	$127,839
Net income	—	—	—	—	—	8,928	—	$8,928	—	8,928
Stock issued pursuant to long-term incentive plans	255,692	25	—	—	(25)	—	—	—	—	—
Stock-based compensation - directors and employees	—	—	—	—	269	—	—	—	—	269
Amortization of stock payment in lieu of rent	—	—	—	—	45	—	—	—	—	45
Exercise of stock options	6,000	1	—	—	9	—	—	—	—	10
Amortization of actuarial loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	1	1	1

Comprehensive income								$8,929

Balance at May 3, 2008	98,639,251	$9,864	—	$—	$288,146	$(139,054)	$(22,461)		$597	$137,092

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended
	May 2, 2009	May 3, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,029	$8,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,639	3,567
Amortization of discount on secured convertible notes	137	164
Amortization of deferred financing costs	24	36
Amortization of stock payment in lieu of rent	24	45
Adjustment of derivatives to fair value	(40)	—
Interest added to principal of secured convertible notes	51	85
Loss on disposal of equipment and leasehold improvements	64	159
Stock-based compensation (Note 2)	(181)	269
Changes in operating assets and liabilities:
Other receivables	587	3,098
Merchandise inventories	(7,406)	(2,765)
Prepaid expenses and other current assets	44	185
Other non-current assets	(136)	(2)
Accounts payable and accrued liabilities	851	(617)
Income taxes payable	(205)	173
Deferred rent	(686)	(332)
Other long-term liabilities	(34)	(24)

Net cash provided by operating activities	1,762	12,969

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(4,890)	(3,935)

Net cash used in investing activities	(4,890)	(3,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8	10
Proceeds from exercise of common stock warrants	275	—

Net cash provided by financing activities	283	10

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,845)	9,044
CASH AND CASH EQUIVALENTS, beginning of period	142,064	100,618

CASH AND CASH EQUIVALENTS, end of period	$139,219	$109,662

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17	$18
Income taxes	$378	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of equipment and leasehold improvements unpaid at end of period	$4,986	$2,175
Amortization of actuarial (gain) loss under Supplemental Employee Retirement Plan	$(7)	$1

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 2, 2009, and May 3, 2008

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 2, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”), and amendments thereto, for the fiscal year ended January 31, 2009.

Significant Accounting Policies

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.” Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with SFAS No. 157, as discussed further within Recently Adopted Accounting Pronouncements.

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 weeks ended May 2, 2009, and the 13 weeks ended May 3, 2008, concluded that no such events or changes in circumstances occurred, and as a result the Company recorded no impairment losses during the 13 weeks ended May 2, 2009, and the 13 weeks ended May 3, 2008, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that the Company recognize deferred tax assets, which include net operating loss carryforwards (NOLs) and tax credits, and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax expense or benefit results from the change in net deferred tax assets or deferred tax liabilities. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Due to the Company’s historical operating losses, the Company established a valuation allowance for 100% of its deferred tax assets in fiscal 2004. In addition, the Company discontinued recording income tax benefits in the consolidated statements of operations. The Company will not record such income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

The provision for tax liabilities and recognition of tax benefits involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving uncertain tax positions related to income tax matters, the Company does not recognize benefits unless it is more likely than not that they will be sustained. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities or benefits may be required, resulting in additional provision for or benefit from income taxes reflected in the Company’s condensed consolidated statements of operations.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 2, 2009, and May 3, 2008

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

The Company began fiscal 2009 with approximately $117.9 million of federal NOLs available to offset taxable income in fiscal 2009 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code (“Section 382”). The Company believes its NOLs available will be sufficient to offset any federal regular taxable income in fiscal 2009. Accordingly, the Company forecasts an effective income tax rate of 3.3% in fiscal 2009 related to a limited portion of federal alternative minimum taxes and income taxes in the State of California that cannot be offset by NOLs, and certain other state income taxes.

As noted above, the Company maintains a 100% valuation allowance against its net deferred income tax assets, which are comprised primarily of NOLs. Through fiscal 2008, the Company had generated three consecutive fiscal years of federal taxable income and had realized a portion of its NOLs to offset regular taxable income in those years. However, as a result of the difficult economic environment in which the Company currently operates and the impact these economic conditions have had on its comparable store sales trends, especially during the second half of fiscal 2008 and the first fiscal quarter of 2009, the Company believes that, as of May 2, 2009, evidence continues that does not support realization of these net deferred income tax assets. Prospectively, as the Company continues to evaluate available evidence, including the depth of the current economic downturn and its implications on its operating results, it is possible that the Company may deem some or all of its deferred income tax assets to be realizable.

Section 382 contains provisions that may limit the availability of federal NOLs to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests of the Company’s common stock. Under Section 382, an ownership change that triggers potential limitations on NOLs occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on its analysis, the Company had ownership changes on April 1, 2005, and December 28, 2006, which resulted in Section 382 limitations applying to federal NOLs generated prior to those dates, which were approximately $172.1 million. As a result of those ownership changes, the Company may utilize up to $59.5 million of its federal NOLs to offset taxable income in fiscal 2009. The Company may also experience additional ownership changes in the future, which could further limit the amount of federal NOLs annually available.

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 was required for companies with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP Nos. 157-1 and 157-2, which partially deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS No. 157 effective February 3, 2008, for all financial assets and financial liabilities, as required, and adopted the deferred portion of SFAS No. 157 effective February 1, 2009, for all nonfinancial assets and nonfinancial liabilities, as required. These adoptions of SFAS No. 157 did not impact the Company’s consolidated financial statements; however, SFAS No. 157 may affect the Company’s future determinations of the fair value of assets and liabilities upon the Company’s evaluation of impairment of long-lived assets or in other circumstances.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 provides guidance for the valuation of financial assets in an inactive market, the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not impact the Company’s consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 2, 2009, and May 3, 2008

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Effective February 1, 2009, the Company adopted SFAS No. 141R, which will affect how the Company accounts for business acquisitions occurring after its adoption date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Effective February 1, 2009, the Company adopted SFAS No. 160. The adoption of this standard did not impact the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Effective February 1, 2009, the Company adopted SFAS No. 161. The adoption of this standard did not impact the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with nonforfeitable dividend rights, irrespective of whether the entity declares and/or pays a dividend. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. On February 1, 2009, the Company adopted FSP No. EITF 03-6-1. The adoption of this standard did not significantly impact the Company’s consolidated financial statements. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS No. 132(R)-1”). This new standard requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. On February 1, 2009, the Company adopted FSP SFAS No. 132(R)-1. The adoption of SFAS No. 132(R)-1 did not impact the Company’s consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 2, 2009, and May 3, 2008

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

New Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”. FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for FSP SFAS No. 107-1 is interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 will result in additional disclosures by the Company about the fair value of financial instruments in interim reporting periods, but otherwise the Company does not expect it to have any effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe adoption of FSP FAS 157-4 will have any effect on its consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company had the following two stock incentive plans under which shares were available for grant at May 2, 2009: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of May 2, 2009; however, the 1996 Plan expired during fiscal 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan and 2000 Plan permit the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors, and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. An aggregate of 19,926,703 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of May 2, 2009, 2,305,645 shares were available for future grants.

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

For the 13 weeks ended May 2, 2009, and May 3, 2008

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended
	May 2, 2009	May 3, 2008
Dividend Yield	0.00%	0.00%
Expected Volatility	56.00%	53.00%
Risk-Free Interest Rate	1.47%	2.78%
Expected Life of Options (in Years)	3.3	3.3

The Company recorded compensation benefits of $0.3 million and $0.2 million, in each case less than $0.01 per basic and diluted share, related to stock options outstanding during the 13 weeks ended May 2, 2009, and the 13 weeks May 3, 2008, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

At May 2, 2009, there was $0.9 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 1.4 years, with the course of the remaining vesting periods of such options through fiscal 2012.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 13 weeks ended May 2, 2009, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 31, 2009	2,367,202	$7.17
Granted	5,000	$3.85
Exercised	(3,334)	$2.40
Canceled	(52,250)	$6.80

Outstanding at May 2, 2009	2,316,618	$7.17	2.92	$253
Vested and expected to vest in the future at May 2, 2009	2,151,881	$7.40	2.81	$207
Exercisable at May 2, 2009	1,776,716	$8.07	2.49	$116

Options vested and expected to vest in the future is comprised of all options outstanding at May 2, 2009, net of estimated forfeitures. Additional information regarding stock options outstanding as of May 2, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of May 2, 2009	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of May 2, 2009	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 4.09	468,166	4.45	$3.46	133,902	$3.05
4.26 - 5.84	626,312	2.47	5.38	488,980	5.59
5.92 - 6.72	506,140	2.00	6.47	441,834	6.48
6.81 - 11.76	566,750	3.03	9.75	562,750	9.77
11.79 - 23.02	149,250	2.65	18.99	149,250	18.99

$ 1.81 - $ 23.02	2,316,618	2.92	$7.17	1,776,716	$8.07

The weighted-average grant-date fair value of options granted during the 13 weeks ended May 2, 2009, and the 13 weeks ended May 3, 2008, was $1.54 and $1.02, respectively. The total intrinsic value for options exercised during each of the 13 weeks ended May 2, 2009, and the 13 weeks ended May 3, 2008, was less than $0.1 million.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 2, 2009, and May 3, 2008

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

Cash received from option exercises under all Plans for each of the 13 weeks ended May 2, 2009, and May 3, 2008, was less than $0.1 million. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize its deferred income tax assets.

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

During the 13 weeks ended May 2, 2009, and the 13 weeks ended May 3, 2008, the Company granted 218,630 and 251,525 shares, respectively, of restricted common stock to certain employees and directors under the Plans. Restricted common stock awards generally vest over periods ranging from one to three years. The weighted-average grant-date fair value of the restricted common stock granted during the 13 weeks ended May 2, 2009, and the 13 weeks ended May 3, 2008, was $2.63 and $3.11 per share, respectively. The Company recorded approximately $0.1 million and $0.2 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 weeks ended May 2, 2009, and the 13 weeks ended May 3, 2008, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

During the 13 weeks ended May 2, 2009, and the 13 weeks ended May 3, 2008, the Company granted no performance shares under the 2005 Plan. The Company recorded less than $0.1 million and $0.3 million of compensation expense during the 13 weeks ended May 2, 2009, and the 13 weeks ended May 3, 2008, respectively, related to performance shares granted to officers. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 13 weeks ended May 2, 2009:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 31, 2009	1,820,260	$2.55
Granted	218,630	$2.63
Vested	(196,986)	$3.15
Forfeited	—	$—

Nonvested at May 2, 2009	1,841,904	$2.50

The fair value of restricted common stock and performance shares that vested during the 13 weeks ended May 2, 2009, was $0.5 million.

At May 2, 2009, there was $1.7 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $1.2 million relates to restricted common stock and $0.5 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.0 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 2, 2009, and May 3, 2008

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations:

	13 Weeks Ended
(in thousands)	May 2, 2009	May 3, 2008
Cost of sales	$(293)	$(130)
Selling, general, and administrative expenses	112	399

Stock-based compensation	$(181)	$269

Change in Estimated Forfeiture Rate

In the first quarters of fiscal 2009 and fiscal 2008, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense, from a 10% forfeiture rate to a 15% forfeiture rate during the 13 weeks ending May 2, 2009 and, for its executives, from a 5% forfeiture rate to a 10% forfeiture rate during the 13 weeks ended May 3, 2008. During these same periods, the Company also realized benefits from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive and other employee departures from the Company. The impact of these events were benefits during the 13 weeks ended May 2, 2009, and the 13 weeks ended May 3, 2008, of approximately $0.9 million and $0.9 million, respectively, of which $0.4 million and $0.3 million, respectively, was included in cost of sales and $0.5 million and $0.6 million, respectively, was included in selling, general, and administrative expenses in the condensed consolidated statement of operations for the 13 weeks ended May 2, 2009, and the 13 weeks ended May 3, 2008.

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock and Common Stock Warrants

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in May 2011. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of May 2, 2009. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The Facility ranks senior in right of payment to the Company’s Secured Convertible Notes (the “Notes”). Borrowings under the Facility are secured by all presently owned and hereafter acquired assets of the Company and two of its wholly-owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility. The obligations of the Company and the subsidiary borrowers under the Facility are guaranteed by another wholly-owned subsidiary of the Company, Wet Seal GC, SMLLC.

At May 2, 2009, the amount outstanding under the Facility consisted of $10.4 million in open commercial letters of credit related to merchandise purchases and $1.7 million in outstanding standby letters of credit, and the Company had $22.9 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At May 2, 2009, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

During the 13 weeks ended May 2, 2009, certain investors exercised portions of outstanding common stock warrants, resulting in the issuance of 100,000 shares of Class A common stock in exchange for $0.3 million of proceeds to the Company. No common stock warrants were exercised during the 13 weeks ended May 3, 2008.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 2, 2009, and May 3, 2008

(Unaudited)

NOTE 4 – Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” and additional guidance from the Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and FSP EITF 03-6-1, “Determining When Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), net income per share, basic, is computed based on the weighted-average number of common shares outstanding for the period, including consideration of the two-class method with respect to certain of the Company’s other equity securities (see below). Net income per share, diluted, is computed based on the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period, also with consideration given to the two-class method.

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

The Notes and Preferred Stock are convertible into shares of Class A common stock. Both of these securities include rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, under the provisions of EITF Issue No. 03-6, the Notes and Preferred Stock are considered to be participating securities requiring the use of the two-class method for the computation of earnings per share. For the dilutive computation, under the two-class method, determination of whether the Notes and Preferred Stock are dilutive is based on the application of the “if-converted” method. At May 2, 2009 and May 3, 2008, the effect of the Notes and Preferred Stock was anti-dilutive to the computation of diluted earnings per share.

Effective February 1, 2009, the Company adopted FSP EITF 03-6-1, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to retain cash dividends paid on unvested restricted stock and unvested performance shares. Therefore, unvested restricted stock and unvested performance shares qualify as participating securities under FSP EITF 03-6-1, and earnings per share must be calculated using the two-class method. The provisions of FSP EITF 03-6-1 are retrospective. Therefore, all prior-period earnings per share data presented must be adjusted retrospectively. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method. At May 2, 2009 and May 3, 2008, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 2, 2009, and May 3, 2008

(Unaudited)

NOTE 4 – Net Income Per Share (Continued)

The two-class method requires allocation of undistributed earnings per share among the Class A common stock, Notes, Preferred Stock and unvested share-based payment awards based on the dividend and other distribution participation rights under each of these securities. The following table summarizes the allocation of undistributed earnings among Class A common stock and other participating securities using the two-class method and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended
	May 2, 2009			May 3, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$5,029			$8,928
Less: Undistributed earnings allocable to participating securities	(259)			(691)

Basic earnings per share	$4,770	95,390,238	$0.05	$8,237	90,673,304	$0.09

Diluted earnings per share:
Net income	$5,029			$8,928
Less: Undistributed earnings allocable to participating securities	(258)			(686)
Effect of dilutive securities		422,453			575,328

Diluted earnings per share	$4,771	95,812,691	$0.05	$8,242	91,248,632	$0.09

The computations of diluted earnings and loss per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been anti-dilutive.

	13-Week Period Ended
	May 2, 2009	May 3, 2008
Stock options outstanding	2,304,265	2,699,852
Performance shares and nonvested restricted stock awards	1,541,460	1,491,568
Stock issuable upon conversion of secured convertible notes	3,111,113	5,385,918
Stock issuable upon conversion of preferred stock	537,000	722,333
Stock issuable upon exercise of warrants:
June 2004 warrants	1,723,705	2,109,275
Series E warrants	6,092,116	6,549,107

Total	15,309,659	18,958,053

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 2, 2009, and May 3, 2008

(Unaudited)

NOTE 4 – Net Income Per Share (Continued)

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of May 2, 2009, and May 3, 2008, would have resulted in proceeds to the Company of $39.3 million and $45.9 million, respectively.

NOTE 5 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. On May 6, 2009, the Court reversed and remanded the case for the Superior Court to re-evaluate the fairness of the settlement, which is expected to take place before December 2009. As of May 2, 2009, the Company had accrued in accrued liabilities on its consolidated balance sheet an amount equal to the settlement amount.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from May 21, 2003 through May 21, 2007. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of May 2, 2009.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from September 29, 2004 through September 29, 2008. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. The Company’s responsive plea was filed on November 14, 2008. The parties have stipulated that the case be transferred to the complex panel of the San Francisco Superior Court for case management purposes. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of May 2, 2009.

On March 18, 2009 a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from March 18, 2005 through March 18, 2009. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of May 2, 2009.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of May 2, 2009, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 2, 2009, and May 3, 2008

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

Information for the 13 weeks ended May 2, 2009, and the 13 weeks ended May 3, 2008, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended May 2, 2009	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$108,365	$23,644	$—	$132,009
Percentage of consolidated net sales	82%	18%	—	100%
Operating income (loss)	$9,893	$2,523	$(7,208)	$5,208
Depreciation and amortization expense	$2,985	$425	$229	$3,639
Interest income	$—	$—	$184	$184
Interest expense	$—	$—	$191	$191
Income (loss) before provision for income taxes	$9,893	$2,523	$(7,215)	$5,201

13 Weeks Ended May 3, 2008	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$116,191	$26,199	$—	$142,390
Percentage of consolidated net sales	82%	18%	—	100%
Operating income (loss)	$17,061	$(842)	$(7,510)	$8,709
Depreciation and amortization expense	$2,495	$783	$289	$3,567
Interest income	$—	$—	$698	$698
Interest expense	$—	$—	$306	$306
Income (loss) before provision for income taxes	$17,061	$(842)	$(7,118)	$9,101

In the tables above, Wet Seal and Arden B reportable segments include net sales generated from their respective stores and Internet operations. The “Corporate and Unallocated” column is presented solely to allow for reconciliation of segment contribution and total identifiable asset amounts to consolidated operating income, interest income, interest expense and income before provision for income taxes. Wet Seal and Arden B segment results include net sales, cost of sales, and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, and elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. As of May 2, 2009, we operated 493 retail stores in 47 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

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

Average transaction counts—We consider the trend in the average number of sales transactions occurring in our stores to be a key performance metric. To the extent we are able to increase transaction counts in our stores that more than offset the decrease, if any, in the average dollar sale per transaction, we will generate increases in our comparable store sales.

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

Operating income —We view operating income as a key indicator of our financial success. The key drivers of operating income are comparable store sales, gross margins, and the changes we experience in operating costs.

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

Wet Seal. Wet Seal is a junior apparel brand for teenage girls that seek trend-focused and value-competitive clothing, with a target customer age of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced, fashionable and basic apparel and accessories. Wet Seal stores average approximately 3,900 square feet in size. As of May 2, 2009, we operated 410 Wet Seal stores.

Arden B. Arden B is a fashion brand for the feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 35 years old and seeks to deliver contemporary collections of fashion and basic separates and accessories for various aspects of the customers’ lifestyles. Arden B stores average approximately 3,100 square feet in size. As of May 2, 2009, we operated 83 Arden B stores.

We maintain a Web-based store located at www.wetseal.com that offers Wet Seal merchandise comparable to that carried in our stores to customers over the Internet. We also maintain a Web-based store located at www.ardenb.com that offers Arden B apparel and accessories comparable to those carried in our stores to customers over the Internet. Our online stores are designed to serve as an extension of the in-store experience and offer a wide selection of merchandise, which helps expand in-store sales. Internet operations for both Wet Seal and Arden B are included in their respective operating segments.

See Note 6 of the Notes to Condensed Consolidated Financial Statements and Segment Information elsewhere within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for financial information regarding segment reporting.

Current Trends and Outlook

We currently operate in a challenging retail environment driven by several factors, including disruptions in the U.S. housing and financial markets, increasing unemployment rates across all regions of the U.S. and significant declines in consumer confidence and spending. During the first calendar quarter of 2009 and the fourth calendar quarter of 2008, U.S. gross domestic product decreased 5.7% and 6.3%, respectively, on a year-over-year basis, the fourth calendar quarter of 2008 representing the largest such quarterly decline in the last 26 years. Our operating performance is susceptible to the recent changes in the general economic conditions, which have impacted consumer confidence and discretionary consumer spending in the United States. If the conditions remain uncertain or continue to be volatile, our operating performance may be adversely affected.

Our comparable store sales decreased 7.3% for the 13 weeks ended May 2, 2009, driven by a 7.9% comparable store sales decline in our Wet Seal division and a 4.1% comparable store sales decline in our Arden B division. The Wet Seal division comparable store sales decline was primarily driven by transaction volume decline. Additionally, the Wet Seal division experienced a decline in its average unit retail prices, partially offset by an increase in its units purchased per customer. The Arden B division comparable store sales decline reflects improvement over recent trends as a result of significant merchandise mix changes and a late January 2009 pricing strategy change whereby we lowered price points approximately 20% to 25% across all product categories.

We made progress on several key initiatives at both divisions since the beginning of fiscal 2008, including the hiring of a new chief merchandise officer at Wet Seal and engagement of a consultant to oversee merchandising at Arden B, infrastructure down-sizing and other organizational changes at Arden B, and improved inventory management, better aligned management incentive goals and increased operating efficiencies at both divisions. While we have made this progress, we will continue to focus on increasing store level efficiencies and lowering operating costs. We will continue to take aggressive steps to revitalize Arden B, including continued maintenance of conservative inventory levels, advancing on our goal of continuing to phase in a better merchandise assortment and modifying pricing and promotional strategies across all product categories in an effort to enhance sales without sacrificing margin performance. At the same time, we will remain focused on continuing productivity and cost savings initiatives, as well as on several initiatives to improve sales productivity at both divisions.

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

Our operating performance since fiscal 2005 has resulted in increased liquidity and improved credit standing with suppliers. However, we may experience continued declines in comparable store sales or may be unsuccessful in executing some or all of our business strategy. If our comparable store sales drop significantly for an extended period of time, or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could impact our results of operations and operating cash flow, and we may be forced to seek alternatives to address potential cash constraints, including seeking debt and/or equity financing.

Store Openings and Closures

During the 13 weeks ended May 2, 2009, we opened one Wet Seal store and closed four Arden B stores. We believe future closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease. Depending on future performance, we may consider modifying plans for Arden B store closures upon lease expirations and, instead, may renew leases where we see stores that are showing improvement in sales and profitability and can obtain favorable lease terms.

We expect to open approximately 20 new Wet Seal stores and anticipate closing a similar number of combined Wet Seal and Arden B stores when their leases expire, so we estimate nominal store count change, if any, in fiscal 2009.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our condensed consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-based compensation, income taxes and insurance reserves. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. However, we have made a change in forfeiture rate estimates for executives and other employees affecting stock based compensation, and we continue to evaluate available evidence supporting our 100% valuation allowance against our net deferred income tax assets. The following updates the Form 10-K discussions of our critical accounting policies for stock-based compensation and income taxes.

Stock-Based Compensation

Change in Estimated Forfeiture Rate

In the first quarter of fiscal 2009, based on historical analysis, we modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense for our executives and other employees, from a 10% forfeiture rate to a 15% forfeiture rate. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As a result of disappointing sales results during the 2004 back-to-school season and our historical operating losses, we concluded during fiscal 2004 that it was more likely than not that we would not realize our net deferred tax assets. As a result of this conclusion, we reduced our net deferred tax assets to zero by establishing a tax valuation allowance in fiscal 2004. In addition, we discontinued recognizing income tax benefits in the consolidated statements of operations until we have determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets.

We began fiscal 2009 with approximately $117.9 million of federal NOLs available to offset taxable income in fiscal 2009 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code (“Section 382”). We believe our net operating loss carry forwards available will be sufficient to offset all federal regular taxable income, if any, in fiscal 2009. Accordingly, we forecast an effective income tax rate of 3.3% in fiscal 2009 related to a limited portion of federal alternative minimum taxes and income taxes in the State of California that cannot be offset by NOLs, and certain other state income taxes.

As noted above, we maintain a 100% valuation allowance against our net deferred income tax assets, which are comprised primarily of NOLs. Through fiscal 2008, we generated three consecutive fiscal years of federal taxable income and have realized a portion of our NOLs to offset regular taxable income in those years. However, as a result of the difficult economic environment in which we currently operate and the impact these economic conditions have had on our comparable store sales trends, especially during the second half of fiscal 2008 and the first fiscal quarter of 2009, we believe that, as of May 2, 2009, evidence continues that does not support realization of these net deferred income tax assets. Prospectively, as we continue to evaluate available evidence, including the depth of the current economic downturn and its implications on our operating results, it is possible that we may deem some or all of our deferred income tax assets to be realizable. However, this would not change our current expectations that, even if we were to generate taxable income, we would not incur significant cash income tax payments in fiscal 2009 as we would continue to utilize available NOLs.

Section 382 contains provisions that may limit the availability of federal NOLs to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests of our common stock. Under Section 382, an ownership change that triggers potential limitations on NOLs occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Our current expectations regarding the federal NOLs we may use annually in fiscal 2009 and thereafter are based on calculations made by management in April 2005 and December 2006, at which times the Company incurred Section 382 ownership changes. If we were to determine that we had incurred another ownership change at some time after December 2006, we would be required to re-calculate our annual federal net operating loss utilization limit, which could result in a decrease to NOLs annually available to offset taxable income.

As a result of these ownership changes, of our approximately $117.9 million of remaining federal NOLs, we may utilize up to approximately $59.5 million of federal NOLs to offset taxable income in fiscal 2009. We may also experience additional ownership changes, as defined by Section 382, in the future which could further limit the amount of federal NOLs annually available.

In addition, we may determine that varying state laws with respect to NOL utilization may result in lower limits, or an inability to utilize loss carryforwards in some states altogether, which could result in our incurring additional state income taxes. During fiscal 2008, the State of California passed legislation that suspended our ability to utilize NOLs to offset taxable income in that state in fiscal 2008 and fiscal 2009. This resulted in our incurrence of additional state income taxes in California, which affects our effective tax rate in fiscal 2009.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 was required for companies with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) Nos. 157-1 and 157-2, which partially deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. We adopted SFAS No. 157 effective February 3, 2008, for all financial assets and financial liabilities, as required, and adopted the deferred portion of SFAS No. 157 effective February 1, 2009, for all nonfinancial assets and nonfinancial liabilities, as required. These adoptions of SFAS No. 157 did not impact our consolidated financial statements; however, SFAS No. 157 may affect our future determinations of the fair value of assets and liabilities upon our evaluation of impairment of long-lived assets or in other circumstances.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 provides guidance for the valuation of financial assets in an inactive market, the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Effective February 1, 2009, we adopted SFAS No. 141R, which will affect how we account for business acquisitions occurring after our adoption date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Effective February 1, 2009, we adopted SFAS No. 160. The adoption of this standard did not impact our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Effective February 1, 2009, we adopted SFAS No. 161. The adoption of this standard did not impact our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with nonforfeitable dividend rights, irrespective of whether the entity declares and/or pays a dividend. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. On February 1, 2009, the Company adopted FSP No. EITF 03-6-1. The adoption of this standard did not significantly impact our consolidated financial statements. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS No. 132(R)-1”). This new standard requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. On February 1, 2009, we adopted FSP SFAS No. 132(R)-1. The adoption of SFAS No. 132(R)-1 did not impact our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS No. 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”. FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for FSP SFAS No. 107-1 is interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 will result in additional disclosures by us about the fair value of financial instruments in interim reporting periods, but otherwise we do not expect it to have any effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not believe the adoption of FSP FAS 157-4 will have any effect on our consolidated financial statements.

Additional information regarding new accounting pronouncements is contained in Note 1 of Notes to Consolidated Financial Statements herein.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended
	May 2, 2009	May 3, 2008
Net sales	100.0%	100.0%
Cost of sales	70.3	67.2

Gross margin	29.7	32.8
Selling, general, and administrative expenses	25.8	26.7

Operating income	3.9	6.1
Interest (expense) income, net	(0.0)	0.3

Income before provision for income taxes	3.9	6.4
Provision for income taxes	0.1	0.1

Net income	3.8%	6.3%

Thirteen Weeks Ended May 2, 2009, Compared to Thirteen Weeks Ended May 3, 2008

Net sales

13 Weeks Ended May 2, 2009	Change From Prior Fiscal Period	13 Weeks Ended May 3, 2008
($ in millions)
Net sales	$132.0	$(10.4)	(7.3)%	$142.4
Comparable store sales decrease	(7.3)%

Net sales for the 13 weeks ended May 2, 2009, decreased primarily as a result of the following:

•

A decrease of 7.3% in comparable store sales resulting from a 3.0% decline in comparable store average dollar sales and a 3.9% decrease in comparable store average transaction counts. Comparable store average dollar sales decreased mainly due to a 13.8% decline in our average unit retail prices, primarily driven by increased promotional activity and a shift in sales toward lower-priced basic merchandise at Wet Seal and our strategic decision to significantly lower price points at Arden B in January 2009, and a decline in Wet Seal frequent buyer program membership sales, partially offset by a 13.6% increase in the number of units purchased per customer, compared to the prior year, driven by Wet Seal.

Cost of sales

13 Weeks Ended May 2, 2009	Change From Prior Fiscal Period	13 Weeks Ended May 3, 2008
($ in millions)
Cost of sales	$92.8	$(2.9)	(3.0)%	$95.7
Percentage of net sales	70.3%	3.1%	67.2%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with design, buying, planning and allocation; processing, receiving and other warehouse costs; rent; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales decreased due primarily to the 7.3% decrease in net sales and a decrease in buying, planning and allocation costs primarily due to eliminated positions upon restructuring of the Arden B buying and design organization and favorable impacts on stock-based compensation from forfeitures from previously employed executives and a change in stock compensation forfeiture rate from 10% to 15% based on historical analysis, partially offset by an increase in distribution labor as a result of an increase in units processed and an increase in occupancy costs due to normal inflation in common area maintenance and other costs.

Cost of sales increased as a percentage of net sales due primarily to increasing occupancy costs and a deleveraging effect on occupancy cost from our comparable store sales decrease. Additionally, cost of sales was also negatively impacted by a decrease in merchandise margin as a percentage of sales. The merchandise margin decreased due to lower initial markup rates and an increase in the markdown rate in our Wet Seal division, partially offset by a lower markdown rate in our Arden B division, compared to the prior year.

Selling, general, and administrative expenses (SG&A)

13 Weeks Ended May 2, 2009	Change From Prior Fiscal Period	13 Weeks Ended May 3, 2008
($ in millions)
Selling, general, and administrative expenses	$34.0	$(4.0)	(10.6)%	$38.0
Percentage of net sales	25.8%	(0.9)%	26.7%

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

During the first quarter of fiscal 2009, we placed major emphasis on reducing costs across all SG&A categories, resulting in a significant decline in SG&A in absolute dollars as well as a percentage of sales.

Selling expenses decreased approximately $3.0 million from the prior year to $27.0 million. As a percentage of net sales, selling expense was 20.4% of net sales, or 60 basis points lower, as a percentage of net sales, than a year ago.

The following contributed to the current year decrease in selling expenses:

•

A $2.5 million decrease in payroll and benefits costs as a result of lower sales volume and improved efficiency in controlling labor hours and a decrease in claim costs in our employee health care plan;

•	A $0.2 million decrease in advertising and marketing expenditures due to a decrease in in-store signage and the decision not to execute certain advertising activities at our Arden B division to date;

•	A $0.1 million decrease in store supply costs due to improved management oversight and favorable cost negotiations;

•	A $0.1 million decrease in Internet production and ordering costs due to improved efficiency in fulfillment; and

•	A $0.1 million decrease in stock compensation expense related to forfeitures for terminated employees.

General and administrative expenses decreased approximately $1.0 million from the prior year to $7.0 million. As a percentage of net sales, general and administrative expenses were 5.3%, or 30 basis points lower, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	A $0.5 million decrease in corporate wages primarily due to reduced staffing levels from a January 2009 organizational restructuring;

•	A $0.2 million decrease in stock compensation primarily due the favorable impact of forfeitures from previously employed executives and a change in stock compensation forfeiture rate from 10% to 15%;

•	A $0.1 million decrease in insurance due to favorably negotiated rates upon renewals;

•	A $0.1 million decrease in consultant fees;

•	A $0.1 million decrease in corporate incentive bonuses as a result of eliminated positions; and

•	A $0.2 million net decrease in other general and administrative expenses.

However, the decreases in general and administrative expenses were partially offset by the following increases:

•	A $0.1 million increase in legal fees associated with various litigation matters; and

•	A $0.1 million increase in computer maintenance expense primarily associated with the fiscal 2008 acquisition of Oracle systems to be implemented in fiscal 2009 and fiscal 2010.

Interest (expense) income, net

13 Weeks Ended May 2, 2009	Change From Prior Fiscal Period	13 Weeks Ended May 3, 2008
($ in millions)
Interest (expense) income, net	$	(—)	$(0.4)	(101.8)%	$0.4
Percentage of net sales	0.0%	(0.3)%	0.3%

We incurred a nominal amount of interest expense, net, in the 13 weeks ended May 2, 2009, comprised of:

•

Non-cash interest expense of $0.2 million with respect to our secured convertible notes, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; partially offset by;

•	Interest income of $0.2 million from investments in cash and cash equivalents.

In the 13 weeks ended May 3, 2008, we generated interest income, net, of $0.4 million, comprised of $0.7 million of interest income from investments in cash and cash equivalents, partially offset by $0.2 million of non-cash interest expense on our secured convertible notes comprised of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; and interest expense of $0.1 million for the amortization of deferred financing costs and the payment of letter of credit fees.

Provision for income taxes

	13 Weeks Ended May 2, 2009	Change From Prior Fiscal Period		13 Weeks Ended May 3, 2008
		($ in millions)
Provision for income taxes	$0.2	$0.0	0.0%	$0.2

We have net operating loss carryforwards (NOLs) available, subject to certain limitation, to offset our regular taxable income. We recognized a provision for income taxes that resulted in an effective tax rate of 3.3% for federal and state income taxes. This effective rate is based on the portion of our estimated alternative minimum taxable income for fiscal 2009 that cannot be offset by NOLs.

Segment Information

The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. In the tables below, Wet Seal and Arden B reportable segments include data from their respective stores and Internet operations. Operating segment results include net sales, cost of sales and other direct store and field management expenses, with no allocation of corporate overhead or interest income or expense.

Wet Seal:

(In thousands, except sales per square foot and store count data)	13 Weeks Ended May 2, 2009	13 Weeks Ended May 3, 2008
Net sales	$108,365	$116,191
Percentage of consolidated net sales	82%	82%
Comparable store sales percentage decrease compared to the prior year fiscal quarter	(7.9)%	(3.3)%
Operating income	$9,893	$17,061
Sales per square foot	$64	$70
Number of stores as of quarter end	410	401
Square footage as of quarter end	1,615	1,578

Wet Seal comparable stores sales decreased 7.9% during the 13 weeks ended May 2, 2009, compared to a prior year quarter decrease of 3.3%. The decrease during the 13 weeks ended May 2, 2009, was due primarily to a 1.0% decrease in comparable store average dollar sale and by a 6.4% decrease in comparable store average transaction counts per store. The decrease in comparable store average dollar sale resulted from a 13.4% decrease in our average unit retail prices and a decline in frequent buyer program membership sales, partially offset by a 15.9% increase in units purchased per customer. The net sales decrease was attributable to the comparable store sales decline and a $0.5 million decrease in net sales in our internet business.

While we believe the challenging economic environment contributed to the Wet Seal performance decline, we also believe inventory mix weaknesses in fashion tops, dresses and accessories, as well as inventory levels skewed too much toward basic tops, also negatively affected sales. We continue to work through these inventory mix issues and expect to be properly positioned by the end of the second fiscal quarter.

Wet Seal’s operating income decreased to 9.1% of net sales during the 13 weeks ended May 2, 2009, from 14.7% during the 13 weeks ended May 3, 2008. The decrease in operating income, as a percentage of sales, was due primarily to the deleveraging effect of a decrease in comparable store sales on occupancy costs and a decrease in merchandise margin as a result of higher markdown rates and a decrease in initial markup rates, compared to the prior year.

Arden B:

(In thousands, except sales per square foot and store count data )	13 Weeks Ended May 2, 2009	13 Weeks Ended May 3, 2008
Net sales	$23,644	$26,199
Percentage of consolidated net sales	18%	18%
Comparable store sales percentage decrease compared to the prior year fiscal quarter	(4.1)%	(21.6)%
Operating income (loss)	$2,523	$(842)
Sales per square foot	$83	$83
Number of stores as of quarter end	83	95
Square footage as of quarter end	253	293

Arden B comparable stores sales decreased 4.1% during the 13 weeks ended May 2, 2009, compared to a prior year quarter decrease of 21.6%. The decrease during the 13 weeks ended May 2, 2009 was due primarily to a 26.7% decrease in comparable store average dollar sale, which reflects our strategic decision to significantly lower price points across all categories in January 2009, largely offset by a 30.8% increase in comparable store average transaction counts per store. The decrease in the average dollar sale resulted from a 24.7% decline in our average unit retail prices and a 2.9% decline in units purchased per customer. The net sales decrease was attributable to the comparable store sales decline and the decrease in the number of stores, partially offset by a $0.5 million increase in net sales in our internet business.

Arden B generated operating income of 10.7% of net sales during the 13 weeks ended May 2, 2009, compared to incurring an operating loss of 3.2% of net sales during the 13 weeks ended May 3, 2008. The improvement in operating results was due primarily to an increase in merchandise margin resulting from a significant decrease in markdown rates, a decrease in buying costs upon restructuring the Arden B buying and design groups, a decrease in occupancy costs due to a decrease in depreciation expense as a result of a number of underperforming Arden B stores being impaired during fiscal 2008, and the decrease in store counts from 95 stores as of May 3, 2008, to 83 stores as of May 2, 2008, and a decrease in store payroll costs as a result of lower sales and improved efficiency in controlling labor hours compared to the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.8 million for the 13 weeks ended May 2, 2009, compared to $13.0 million for the same period last year. For the 13 weeks ended May 2, 2009, operating cash flows were due to our net income of $5.0 million and net noncash charges (primarily depreciation and amortization, stock-based compensation and noncash interest expense) of $3.7 million, partially offset by an increase in merchandise inventories, net of merchandise accounts payable, of $4.1 million, and a net use of cash from changes in other operating assets and liabilities of $2.8 million. For the 13 weeks ended May 2, 2009, net cash used in investing activities of $4.9 million was comprised entirely of capital expenditures. Capital expenditures for the period were primarily for remodeling of existing Wet Seal stores upon lease renewals and/or store relocations, the construction of new Wet Seal stores, and investment in development for new retail merchandising and point-of-sale operating systems. Capital expenditures that remain unpaid as of May 2, 2009, have increased $2.1 million since the end of fiscal 2008. We expect to pay nearly all of the total balance of such amounts payable, in the amount of $5.0 million, during the second quarter of fiscal 2009.

We estimate that, in fiscal 2009, capital expenditures will be between $24 million and $25 million, net of approximately $2 million in landlord tenant improvement allowances. Of the total net capital expenditures, approximately $20 million is expected to be for the remodeling of existing Wet Seal stores upon lease renewals and/or store relocations or the construction of new Wet Seal stores.

For the 13 weeks ended May 2, 2009, net cash provided by financing activities was $0.3 million, comprised of proceeds from investor exercises of common stock warrants, which resulted in the issuance of 100,000 shares of our Class A common stock, and nominal proceeds from the exercise of stock options.

Total cash and cash equivalents at May 2, 2009, was $139.2 million, compared to $142.1 million at January 31, 2009.

We maintain a $35.0 million revolving credit facility, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the agreement. The revolving credit facility expires in May 2011. Under our revolving credit facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on our line of credit under the revolving credit facility is the prime rate or, if we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average excess availability, as defined under our revolving credit facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of May 2, 2009. We also incur fees on outstanding letters of credit under the revolving credit facility in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The revolving credit facility ranks senior in right of payment to our secured convertible notes. Borrowings under the revolving credit facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, SMLLC.

At May 2, 2009, the amount outstanding under the revolving credit facility consisted of $10.4 million in open commercial letters of credit related to merchandise purchases and $1.7 million in standby letters of credit. At May 2, 2009, we had $22.9 million available for cash advances and/or for the issuance of additional letters of credit. At May 2, 2009, we were in compliance with all covenant requirements in the revolving credit facility and the indenture governing our secured convertible notes.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months. However, in fiscal 2008 and into fiscal 2009, consumer confidence and consumer spending deteriorated significantly, and could remain depressed for an extended period. As a result of this current economic crisis, we may experience continued declines in consolidated comparable store sales or experience other events that negatively affect our operating results. If our consolidated comparable store sales drop significantly for an extended period, or we falter in execution of our business strategy, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations, we may not achieve our financial performance goals, which could adversely impact our results of operations and operating cash flow. This could also cause a decrease in or elimination of excess availability under our revolving credit facility, which could force us to seek alternatives to address potential cash constraints, including seeking additional debt and/or equity financing.

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

Interest Rate Risk

To the extent that we borrow under our revolving credit facility, we are exposed to market risk related to changes in interest rates. At May 2, 2009, no borrowings were outstanding under our revolving credit facility. As of May 2, 2009, we are not a party to any material derivative financial instruments.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended May 2, 2009, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. On May 6, 2009, the Court reversed and remanded the case for the Superior Court to re-evaluate the fairness of the settlement, which is expected to take place before December 2009. As of May 2, 2009, we have accrued in accrued liabilities in our consolidated balance sheet an amount equal to the settlement amount.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us during the four-year period from May 21, 2003 through May 21, 2007. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of May 2, 2009.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us during the four-year period from September 29, 2004 through September 29, 2008. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Our responsive plea was filed on November 14, 2008. The parties have stipulated that the case be transferred to the complex panel of the San Francisco Superior Court for case management purposes. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of May 2, 2009.

On March 18, 2009, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us during the four-year period from March 18, 2005 through March 18, 2009. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of May 2, 2009.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of the pending litigation, we have insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which we do not have insurance coverage. As of May 2, 2009, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our most recent Annual Meeting on May 27, 2009. Following is a brief description of the proposals voted upon at the meeting and the tabulation of the voting therefore:

Proposal – Election of Directors.

Directors	For	Withheld	Broker Non- Votes
Jonathan Duskin	83,393,276	2,767,728	—
Sidney M. Horn	80,100,890	6,060,114	—
Harold D. Kahn	83,384,215	2,776,789	—
Kenneth M. Reiss	83,403,691	2,757,313	—
Alan Siegel	79,137,300	7,023,704	—
Edmond S. Thomas	83,387,861	2,773,143	—
Henry D. Winterstern	83,388,164	2,772,840	—
Michael Zimmerman	83,088,634	3,072,370	—

	For	Withheld	Broker Non- Votes
Proposal—To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2009.	85,032,262	1,128,742	—

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (REGISTRANT)

Date: June 2, 2009	By:	/s/ Edmond S. Thomas
Edmond S. Thomas
President and Chief Executive Officer

Date: June 2, 2009	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer