Form 10-Q
period 2009-08-01
WET SEAL INC
filed 2009-09-01
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer:	☐	Accelerated filer:	☒

Nonaccelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at August 28, 2009, was 97,090,443. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at August 28, 2009.

THE WET SEAL, INC.

FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets (Unaudited) as of August 1, 2009, January 31, 2009, and August 2, 2008	2-3

	Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended August 1, 2009, and August 2, 2008	4

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) for the 26 Weeks Ended August 1, 2009, and August 2, 2008	5-6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended August 1, 2009, and August 2, 2008	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37-38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURE PAGE		40

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 1, 2009	January 31, 2009	August 2, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143,987	$142,064	$123,570
Income taxes receivable	—	—	167
Other receivables	795	1,784	1,833
Merchandise inventories	38,050	25,529	44,551
Prepaid expenses and other current assets	10,829	10,600	11,033

Total current assets	193,661	179,977	181,154

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	106,281	102,062	104,483
Furniture, fixtures and equipment	68,570	65,378	66,202

	174,851	167,440	170,685
Less accumulated depreciation and amortization	(95,382)	(92,571)	(96,621)

Net equipment and leasehold improvements	79,469	74,869	74,064

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $5,635, $5,586 and $5,537 at August 1, 2009, January 31, 2009, and August 2, 2008, respectively	124	173	223
Other assets	2,123	1,640	1,628

Total other assets	2,247	1,813	1,851

TOTAL ASSETS	$275,377	$256,659	$257,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$19,760	$8,388	$16,915
Accounts payable – other	12,434	9,188	12,165
Income taxes payable	103	228	125
Accrued liabilities	24,009	28,079	30,119
Current portion of deferred rent	3,468	3,378	4,056

Total current liabilities	59,774	49,261	63,380

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $853, $752 and $653 at August 1, 2009, January 31, 2009, and August 2, 2008, respectively, and net of unamortized discount of $2,425, $2,712 and $2,954 at August 1, 2009, January 31, 2009, and August 2, 2008, respectively	3,095	2,707	2,366
Deferred rent	28,832	30,051	29,938
Other long-term liabilities	1,727	1,821	1,826

Total long-term liabilities	33,654	34,579	34,130

Total liabilities	93,428	83,840	97,510

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	August 1, 2009	January 31, 2009	August 2, 2008
COMMITMENTS AND CONTINGENCIES (Note 6)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 1,611 shares issued and outstanding at August 1, 2009, and January 31, 2009; 2,167 shares issued and outstanding at August 2, 2008	1,611	1,611	2,167

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 103,773,868 shares issued and 97,090,443 outstanding at August 1, 2009; 103,319,360 shares issued and 96,635,935 shares outstanding at January 31, 2009; and 102,463,275 shares issued and 95,822,555 shares outstanding at August 2, 2008	10,377	10,332	10,246
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	301,573	300,607	297,915
Accumulated deficit	(109,696)	(117,828)	(128,906)
Treasury stock, 6,683,425 shares; 6,683,425 shares; and 6,640,720 shares at cost, at August 1, 2009, January 31, 2009, and August 2, 2008, respectively	(22,461)	(22,461)	(22,461)
Accumulated other comprehensive income	545	558	598

Total stockholders’ equity	180,338	171,208	157,392

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$275,377	$256,659	$257,069

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	$136,366	$149,060	$268,375	$291,450
Cost of sales	97,196	97,034	190,024	192,724

Gross margin	39,170	52,026	78,351	98,726
Selling, general and administrative expenses	34,321	39,911	68,294	77,902
Asset impairment	1,552	303	1,552	303

Operating income	3,297	11,812	8,505	20,521

Interest income	132	599	316	1,297
Interest expense	(246)	(2,086)	(437)	(2,392)

Interest expense, net	(114)	(1,487)	(121)	(1,095)

Income before provision for income taxes	3,183	10,325	8,384	19,426
Provision for income taxes	80	177	252	350

Net income	$3,103	$10,148	$8,132	$19,076

Net income per share, basic	$0.03	$0.10	$0.08	$0.19

Net income per share, diluted	$0.03	$0.10	$0.08	$0.19

Weighted-average shares outstanding, basic	95,594,834	92,339,436	95,492,536	91,506,480

Weighted-average shares outstanding, diluted	96,159,261	95,245,049	95,988,664	92,972,515

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 31, 2009	103,319,360	$10,332	—	$—	$300,607	$(117,828)	$(22,461)		$558	$171,208
Net income	—	—	—	—	—	8,132	—	$8,132	—	8,132
Stock issued pursuant to long-term incentive plans	267,602	27	—	—	(27)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	471	—	—	—	—	471
Amortization of stock payment in lieu of rent	—	—	—	—	48	—	—	—	—	48
Exercise of stock options	3,334	—	—	—	8	—	—	—	—	8
Exercise of common stock warrants	183,572	18	—	—	466	—	—	—	—	484
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(13)	(13)	(13)

Comprehensive income								$8,119

Balance at August 1, 2009	103,773,868	$10,377	—	$—	$301,573	$(109,696)	$(22,461)		$545	$180,338

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 2, 2008	98,377,559	$9,838	—	$—	$287,848	$(147,982)	$(22,461)		$596	$127,839
Net income	—	—	—	—	—	19,076	—	$19,076	—	19,076
Stock issued pursuant to long-term incentive plans	259,192	26	—	—	(26)	—	—	—	—	—
Stock-based compensation-directors and employees	—	—	—	—	1,402	—	—	—	—	1,402
Amortization of stock payment in lieu of rent	—	—	—	—	90	—	—	—	—	90
Exercise of stock options	6,000	1	—	—	9	—	—	—	—	10
Exercise of common stock warrants	1,545,720	154	—	—	5,407	—	—	—	—	5,561
Conversions of secured convertible notes into common stock	2,274,804	227	—	—	3,185	—	—	—	—	3,412
Amortization of actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	2	2	2

Comprehensive income								$19,078

Balance at August 2, 2008	102,463,275	$10,246	—	$—	$297,915	$(128,906)	$(22,461)		$598	$157,392

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	26 Weeks Ended
	August 1, 2009	August 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,132	$19,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,270	7,191
Amortization of discount on secured convertible notes	287	2,503
Amortization of deferred financing costs	49	235
Amortization of stock payment in lieu of rent	48	90
Adjustment of derivatives to fair value	(40)	(80)
Interest added to (extinguished from) principal of secured convertible notes	101	(309)
Loss on disposal of equipment and leasehold improvements	127	283
Asset impairment	1,552	303
Stock-based compensation (Note 2)	471	1,402
Changes in operating assets and liabilities:
Other receivables	989	3,882
Merchandise inventories	(12,521)	(12,961)
Prepaid expenses and other current assets	(229)	(88)
Other non-current assets	(483)	74
Accounts payable and accrued liabilities	8,294	4,809
Income taxes payable	(125)	125
Deferred rent	(1,129)	(421)
Other long-term liabilities	(67)	(50)

Net cash provided by operating activities	12,726	26,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(11,295)	(8,683)

Net cash used in investing activities	(11,295)	(8,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8	10
Proceeds from exercise of common stock warrants	484	5,561

Net cash provided by financing activities	492	5,571

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,923	22,952
CASH AND CASH EQUIVALENTS, beginning of period	142,064	100,618

CASH AND CASH EQUIVALENTS, end of period	$143,987	$123,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33	$37
Income taxes	$378	$225
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of secured convertible notes into 2,274,804 shares of Class A common stock	$—	$3,412
Purchase of equipment and leasehold improvements unpaid at end of period	$5,189	$3,562
Amortization of actuarial (gain) loss under Supplemental Employee Retirement Plan	$(13)	$2

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 1, 2009, and August 2, 2008

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 26 weeks ended August 1, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”), and amendments thereto, for the fiscal year ended January 31, 2009.

Significant Accounting Policies

Revenue Recognition

The Company recognizes the sales from gift cards, gift certificates, and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates, and store credits until the Company is released from such liability. The Company’s gift cards, gift certificates, and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates, and store credits are not redeemed or recovered (“breakage”). Based upon an analysis completed by the Company during the second fiscal quarter of 2009, historical redemption patterns determined that the likelihood of redemption of unredeemed gift cards, gift certificates, and store credits greater than two years after their issuance is remote. As a result, beginning in the second quarter of fiscal 2009, the Company adjusted its unearned revenue liability to recognize the change in timing of when breakage of gift cards, gift certificates and store credits is recorded from greater than three years after their issuance date to greater than two years after their issuance date. The Company’s net sales in the second quarter of fiscal 2009 included a benefit of $1.2 million due to this change in estimate to reduce the Company’s unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates, and store credits is recorded in accrued liabilities in the consolidated balance sheets and was $4.4 million, $6.5 million and $4.8 million at August 1, 2009, January 31, 2009, and August 2, 2008, respectively. If actual redemptions ultimately differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates the likelihood of redemption of gift cards, gift certificates, and store credits becomes remote at a different point in time after issuance, the Company may recognize further significant adjustments to its accruals for such unearned revenue, which could have a significant effect on the Company’s net sales and results of operations.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144”). Factors that are considered important that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available and in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), as discussed further within Recently Adopted Accounting Pronouncements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 1, 2009, and August 2, 2008

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 and 26 weeks ended August 1, 2009, and the 13 and 26 weeks ended August 2, 2008, indicated that operating losses or insufficient operating income existed at certain retail stores with a projection that the operating losses or insufficient operating income for those locations would continue. As such, the Company recorded non-cash charges of $1.6 million, $1.6 million, $0.3 million and $0.3 million during the 13 and 26 weeks ended August 1, 2009, and the 13 and 26 weeks ended August 2, 2008, respectively, within asset impairment in the condensed consolidated statements of operations to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157. SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 was required for companies with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP Nos. 157-1 and 157-2, which partially deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS No. 157 effective February 3, 2008, for all financial assets and financial liabilities, as required, and adopted the deferred portion of SFAS No. 157 effective February 1, 2009, for all nonfinancial assets and nonfinancial liabilities, as required. The adoption of SFAS No. 157, FSP No. 157-1 and FSP No. 157-2 did not impact the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP No. 157-3 provides guidance for the valuation of financial assets in an inactive market, the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP No. 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP No. 157-3 did not impact the Company’s consolidated financial statements.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 1, 2009, and August 2, 2008

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of operations; changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Effective February 1, 2009, the Company adopted SFAS No. 160. The adoption of this standard did not impact the Company’s consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with nonforfeitable dividend rights, irrespective of whether the entity declares and/or pays a dividend. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Effective February 1, 2009, the Company adopted FSP No. EITF 03-6-1. The adoption of this standard did not significantly impact the Company’s consolidated financial statements. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS No. 132(R)-1”). This new standard requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies are required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Effective February 1, 2009, the Company adopted FSP SFAS No. 132(R)-1. The adoption of SFAS No. 132(R)-1 did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”. FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. FSP SFAS No. 107-1 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. FSP SFAS No. 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS No. 107-1 did not significantly impact the Company’s consolidated financial statements aside from the required disclosures. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 1, 2009, and August 2, 2008

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”), which provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 did not impact the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. Among other items, SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company has adopted SFAS No. 165 and has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements, September 1, 2009. Adoption of SFAS No. 165 resulted in no impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 does not change GAAP, but replaces the current GAAP hierarchy of four levels to two levels of literature, authoritative and non-authoritative. The adoption of SFAS No. 168 will result in the change of disclosures to reflect the new codification references, but otherwise the Company does not expect it to have any effect on its consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company had the following two stock incentive plans under which shares were available for grant at August 1, 2009: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of August 1, 2009; however, the 1996 Plan expired during fiscal 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan and 2000 Plan permit the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors, and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. An aggregate of 19,896,703 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of August 1, 2009, 2,261,005 shares were available for future grants.

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

For the 26 weeks ended August 1, 2009, and August 2, 2008

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	56.00%	53.00%	56.00%	53.00%
Risk-Free Interest Rate	1.60%	3.43%	1.58%	2.10%
Expected Life of Options (in Years)	3.3	3.3	3.3	3.3

The Company recorded compensation expense of $0.2 million, a compensation benefit of $0.2 million, compensation expense of $0.2 million and a compensation benefit of less than $0.1 million, in each case less than $0.01 per basic and diluted share, related to stock options outstanding during the 13 and 26 weeks ended August 1, 2009, and the 13 and 26 weeks August 2, 2008, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

At August 1, 2009, there was $0.8 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 1.9 years, over the course of the remaining vesting periods of such options through fiscal 2012.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 26 weeks ended August 1, 2009, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 31, 2009	2,367,202	$7.17
Granted	90,000	$3.39
Exercised	(3,334)	$2.40
Canceled	(167,416)	$6.07

Outstanding at August 1, 2009	2,286,452	$7.11	2.75	$131
Vested and expected to vest in the future at August 1, 2009	2,149,192	$7.31	2.65	$112
Exercisable at August 1, 2009	1,720,382	$8.12	2.25	$45

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 1, 2009, and August 2, 2008

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

Options vested and expected to vest in the future is comprised of all options outstanding at August 1, 2009, net of estimated forfeitures. Additional information regarding stock options outstanding as of August 1, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of August 1, 2009	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of August 1, 2009	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 4.09	527,666	4.32	$3.41	134,902	$3.05
4.26 - 5.84	568,312	2.25	5.39	450,979	5.60
5.92 - 6.72	482,474	1.68	6.48	426,501	6.49
6.81 - 11.76	561,250	2.77	9.76	561,250	9.76
11.79 - 23.02	146,750	2.45	18.92	146,750	18.92

$ 1.81 - $ 23.02	2,286,452	2.75	$7.11	1,720,382	$8.12

The weighted-average grant-date fair value of options granted during the 13 and 26 weeks ended August 1, 2009, and the 13 and 26 weeks ended August 2, 2008, was $1.36, $1.37, $1.99 and $1.13, respectively. The total intrinsic value for options exercised during each of the 13 and 26 weeks ended August 1, 2009, and the 13 and 26 weeks ended August 2, 2008, was less than $0.1 million.

Cash received from option exercises under all Plans for each of the 26 weeks ended August 1, 2009, and August 2, 2008, was less than $0.1 million. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize its deferred income tax assets.

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

During the 26 weeks ended August 1, 2009, and the 26 weeks ended August 2, 2008, the Company granted 263,436 and 249,025 shares, respectively, of restricted common stock to certain employees and directors under the Plans. Restricted common stock awards generally vest over periods ranging from one to three years. The weighted-average grant-date fair value of the restricted common stock granted during the 26 weeks ended August 1, 2009, and the 26 weeks ended August 2, 2008, was $2.71 and $3.10 per share, respectively. The Company recorded approximately $0.3 million, $0.5 million, $0.5 million, and $0.7 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 and 26 weeks ended August 1, 2009, and the 13 and 26 weeks ended August 2, 2008, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

During the 26 weeks ended August 1, 2009, and the 26 weeks ended August 2, 2008, the Company granted no performance shares under the 2005 Plan. The Company recorded $0.2 million, $0.2 million, $0.4 million and $0.7 million of compensation expense during the 13 and 26 weeks ended August 1, 2009, and the 13 and 26 weeks ended August 2, 2008, respectively, related to performance shares granted to officers. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 1, 2009, and August 2, 2008

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 26 weeks ended August 1, 2009:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 31, 2009	1,820,260	$2.55
Granted	263,436	$2.71
Vested	(240,986)	$3.43
Forfeited	—	$—

Nonvested at August 1, 2009	1,842,710	$2.46

The fair value of restricted common stock and performance shares that vested during the 26 weeks ended August 1, 2009, was $0.6 million.

At August 1, 2009, there was $1.3 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $1.0 million relates to restricted common stock and $0.3 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 0.8 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Cost of sales	$113	$217	$(180)	$87
Selling, general, and administrative expenses	539	916	651	1,315

Stock-based compensation	$652	$1,133	$471	$1,402

Change in Estimated Forfeiture Rate

In the first quarters of fiscal 2009 and fiscal 2008, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense, from a 10% forfeiture rate to a 15% forfeiture rate during the 26 weeks ending August 1, 2009 and, for its executives, from a 5% forfeiture rate to a 10% forfeiture rate during the 26 weeks ended August 2, 2008. During these same periods, the Company also realized benefits from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive and other employee departures from the Company. The impact of these events were benefits during the 26 weeks ended August 1, 2009, and the 26 weeks ended August 2, 2008, of approximately $0.9 million and $0.9 million, respectively, of which $0.4 million and $0.3 million, respectively, was included in cost of sales and $0.5 million and $0.6 million, respectively, was included in selling, general, and administrative expenses in the condensed consolidated statements of operations for the 26 weeks ended August 1, 2009, and the 26 weeks ended August 2, 2008.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 1, 2009, and August 2, 2008

(Unaudited)

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes and Common Stock Warrants

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in May 2011. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of August 1, 2009. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

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

At August 1, 2009, the amount outstanding under the Facility consisted of $5.9 million in open commercial letters of credit related to merchandise purchases and $1.8 million in outstanding standby letters of credit, and the Company had $27.3 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

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

During the 26 weeks ended August 1, 2009 and August 2, 2008, certain investors exercised portions of outstanding common stock warrants, resulting in the issuance of 183,572 and 1,545,720 shares, respectively, of Class A common stock in exchange for $0.5 million and $5.6 million, respectively, of proceeds to the Company.

At August 1, 2009, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

NOTE 4 – Fair Value Measurements

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 1, 2009, and August 2, 2008

(Unaudited)

NOTE 4 – Fair Value Measurements (Continued)

SFAS No. 157 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1 – Quoted prices for identical instruments in active markets;

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table presents information on the Company’s financial instruments (in thousands):

	Carrying Amount August 1, 2009	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$143,987	$143,987	$—	$—
Other receivables	795	795	—	—
Long-term tenant allowance receivables	348	—	—	348
Financial liabilities:
Accounts payable	32,194	32,194	—	—
Embedded derivative instrument	20	—	20	—
Secured convertible notes	3,095	10,267	—	—
Convertible preferred stock	1,611	1,772	—	—

The Company believes the carrying amounts of cash and cash equivalents, other receivables, long-term tenant allowance receivables and accounts payable approximate fair value. The long-term tenant allowance receivables are included in other assets within the condensed consolidated balance sheet. The Company determines the fair value of its embedded derivative instrument using a combination of the Black-Scholes model and Monte-Carlo simulation. The estimated fair values for the secured convertible notes and convertible preferred stock were determined to be the market value of the Company’s Class A common stock as of August 1, 2009, as applicable, multiplied by the number of shares of common stock into which such securities could be converted.

The table below segregates all non-financial assets and liabilities as of August 1, 2009 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Carrying Amount August 1, 2009	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$79,469	$—	$—	$79,469	$(1,552)

Total assets	$79,469	$—	$—	$79,469	$(1,552)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 1, 2009, and August 2, 2008

(Unaudited)

NOTE 4 – Fair Value Measurements (Continued)

The Company performs impairment tests under the guidance of SFAS No. 144, whenever there are indicators of impairment. These tests typically consider which assets are impaired at a store level. The Company recognizes an impairment loss only if the carrying value of a long-lived asset or group of assets is not recoverable from undiscounted cash flows, and measures an impairment loss as the difference between the carrying value and fair value of the assets based on discounted cash flows which applied the Company’s weighted average cost of capital. Upon the adoption of SFAS No. 157, the Company considered all relevant valuation techniques that could be obtained without undue cost and effort, which included the discounted cash flow approach, and determined that the discounted cash flow approach continued to provide the most relevant and reliable means by which to determine fair value in this circumstance.

As of August 1, 2009, long-lived assets held and used with a carrying value of $81.0 million were written down to their fair value, resulting in impairment charges of $1.6 million and $1.6 million during the 13 and 26 weeks ended August 1, 2009.

NOTE 5 – Net Income Per Share

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

The Notes and Preferred Stock are convertible into shares of Class A common stock. Both of these securities include rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, under the provisions of EITF Issue No. 03-6, the Notes and Preferred Stock are considered to be participating securities requiring the use of the two-class method for the computation of earnings per share. For the dilutive computation, under the two-class method, determination of whether the Notes and Preferred Stock are dilutive is based on the application of the “if-converted” method. At August 1, 2009, and August 2, 2008, the effect of the Notes and Preferred Stock was anti-dilutive to the computation of diluted earnings per share.

Effective February 1, 2009, the Company adopted FSP EITF 03-6-1, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to retain cash dividends paid on unvested restricted stock and unvested performance shares. Therefore, unvested restricted stock and unvested performance shares qualify as participating securities under FSP EITF 03-6-1, and earnings per share must be calculated using the two-class method. The provisions of FSP EITF 03-6-1 are retrospective. Therefore, all prior-period earnings per share data presented must be adjusted retrospectively. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method. At August 1, 2009, and August 2, 2008, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 1, 2009, and August 2, 2008

(Unaudited)

NOTE 5 – Net Income Per Share (Continued)

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

	13 Weeks Ended
	August 1, 2009			August 2, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$3,103			$10,148
Less: Undistributed earnings allocable to participating securities	(159)			(647)

Basic earnings per share	$2,944	95,594,834	$0.03	$9,501	92,339,436	$0.10

Diluted earnings per share:
Net income	$3,103			$10,148
Less: Undistributed earnings allocable to participating securities	(158)			(628)
Effect of dilutive securities		564,427			2,905,613

Diluted earnings per share	$2,945	96,159,261	$0.03	$9,520	95,245,049	$0.10

	26 Weeks Ended
	August 1, 2009			August 2, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$8,132			$19,076
Less: Undistributed earnings allocable to participating securities	(418)			(1,345)

Basic earnings per share	$7,714	95,492,536	$0.08	$17,731	91,506,480	$0.19

Diluted earnings per share:
Net income	$8,132			$19,076
Less: Undistributed earnings allocable to participating securities	(416)			(1,325)
Effect of dilutive securities		496,128			1,466,035

Diluted earnings per share	$7,716	95,988,664	$0.08	$17,751	92,972,515	$0.19

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 1, 2009, and August 2, 2008

(Unaudited)

NOTE 5 – Net Income Per Share (Continued)

The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been anti-dilutive.

	13-Week Period Ended		26-Week Period Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Stock options outstanding	2,082,286	2,090,167	2,080,692	2,143,897
Performance shares and nonvested restricted stock awards	1,508,872	1,379,167	1,525,165	1,435,368
Stock issuable upon conversion of secured convertible notes	3,111,113	4,186,021	3,111,113	4,785,969
Stock issuable upon conversion of preferred stock	537,000	722,333	537,000	722,333
Stock issuable upon exercise of warrants:
June 2004 warrants	1,723,705	2,071,142	1,723,705	2,090,208
Series E warrants	6,092,116	—	6,092,116	—

Total	15,055,092	10,448,830	15,069,791	11,177,775

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of August 1, 2009, and August 2, 2008, would have resulted in proceeds to the Company of $39.1 million and $40.3 million, respectively.

NOTE 6 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. On May 6, 2009, the Court reversed and remanded the case for the Superior Court to re-evaluate the fairness of the settlement, which is expected to take place before December 2009. As of August 1, 2009, the Company had accrued in accrued liabilities on its consolidated balance sheet an amount equal to the settlement amount.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from May 22, 2003 through May 22, 2007. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Court has set a deadline of November 6, 2009 for the plaintiffs to file a motion for class certification, which the Company will oppose. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of August 1, 2009.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 1, 2009, and August 2, 2008

(Unaudited)

NOTE 6 – Commitments and Contingencies (Continued)

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from September 29, 2004, through September 29, 2008. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. The Company’s responsive plea was filed on November 14, 2008. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of August 1, 2009.

On March 18, 2009 a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company since March 18, 2005. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of August 1, 2009.

On April 24, 2009 the Pennsylvania Equal Employment Opportunity Council requested information and records relevant to several charges of discrimination. The Company is vigorously defending this investigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of August 1, 2009.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of August 1, 2009, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

NOTE 7 – Segment Reporting

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

Information for the 13 and 26 weeks ended August 1, 2009, and the 13 and 26 weeks ended August 2, 2008, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended August 1, 2009	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$111,517	$24,849	$—	$136,366
Percentage of consolidated net sales	82%	18%	—	100%
Operating income (loss)	$6,043	$3,253	$(5,999)	$3,297
Depreciation and amortization expense	$2,996	$407	$228	$3,631
Interest income	$—	$—	$132	$132
Interest expense	$—	$—	$246	$246
Income (loss) before provision for income taxes	$6,043	$3,253	$(6,113)	$3,183

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended August 1, 2009, and August 2, 2008

(Unaudited)

NOTE 7 – Segment Reporting (Continued)

13 Weeks Ended August 2, 2008	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$121,686	$27,374	$—	$149,060
Percentage of consolidated net sales	82%	18%	—	100%
Operating income (loss)	$18,114	$986	$(7,288)	$11,812
Depreciation and amortization expense	$2,579	$798	$247	$3,624
Interest income	$—	$—	$599	$599
Interest expense	$—	$—	$2,086	$2,086
Income (loss) before provision for income taxes	$18,114	$986	$(8,775)	$10,325

26 Weeks Ended August 1, 2009	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$219,882	$48,493	$—	$268,375
Percentage of consolidated net sales	82%	18%	—	100%
Operating income (loss)	$15,937	$5,776	$(13,208)	$8,505
Depreciation and amortization expense	$5,982	$833	$455	$7,270
Interest income	$—	$—	$316	$316
Interest expense	$—	$—	$437	$437
Income (loss) before provision for income taxes	$15,937	$5,776	$(13,329)	$8,384

26 Weeks Ended August 2, 2008	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$237,877	$53,573	$—	$291,450
Percentage of consolidated net sales	82%	18%	—	100%
Operating income (loss)	$35,173	$145	$(14,797)	$20,521
Depreciation and amortization expense	$5,073	$1,580	$538	$7,191
Interest income	$—	$—	$1,297	$1,297
Interest expense	$—	$—	$2,392	$2,392
Income (loss) before provision for income taxes	$35,173	$145	$(15,892)	$19,426

In the tables above, Wet Seal and Arden B reportable segments include net sales generated from their respective stores and Internet operations. The “Corporate and Unallocated” column is presented solely to allow for reconciliation of segment contribution to consolidated operating income, interest income, interest expense and income before provision for income taxes. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense.

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

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. As of August 1, 2009, we operated 496 retail stores in 47 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

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

Wet Seal. Wet Seal is a junior apparel brand for teenage girls that seek trend-focused and value-competitive clothing, with a target customer age of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced, fashionable and basic apparel and accessories. Wet Seal stores average approximately 3,900 square feet in size. As of August 1, 2009, we operated 415 Wet Seal stores.

Arden B. Arden B is a fashion brand for the feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 35 years old and seeks to deliver contemporary collections of fashion and basic separates and accessories for various aspects of the customers’ lifestyles. Arden B stores average approximately 3,100 square feet in size. As of August 1, 2009, we operated 81 Arden B stores.

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

See Note 7 of the Notes to Condensed Consolidated Financial Statements and Segment Information elsewhere within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for financial information regarding segment reporting.

Current Trends and Outlook

We currently operate in a challenging retail environment driven by several factors, including disruptions in the U.S. housing and financial markets, increasing unemployment rates across all regions of the U.S. and significant declines in consumer confidence and spending. During the first and second calendar quarters of 2009 and the fourth calendar quarter of 2008, U.S. gross domestic product decreased 1.0%, 6.4% and 6.3%, respectively, on a year-over-year basis. Our operating performance is susceptible to the recent changes in the general economic conditions, which have impacted consumer confidence and discretionary consumer spending in the United States. These trends have led to a highly promotional retail environment negatively impacting our margins. If the conditions remain uncertain or continue to be volatile, our operating performance may be adversely affected.

Our comparable store sales decreased 10.6% for the 13 weeks ended August 1, 2009, driven by an 11.9% comparable store sales decline in our Wet Seal division and a 4.1% comparable store sales decline in our Arden B division. The Wet Seal division comparable store sales decline was primarily driven by average unit retail prices and transaction volume declines. These declines were partially offset by an increase in Wet Seal’s units purchased per customer. The Arden B division comparable store sales decline was primarily driven by a decline in comparable store average dollar sales due to our strategic decision to lower price points approximately 20% to 25% across all product categories in January 2009, partially offset by a significant increase in transaction volumes as a result of merchandise mix changes and the change in pricing strategy.

We continue to make progress on several key initiatives at both divisions, in addition to the hiring of a new chief merchandise officer at Wet Seal and engagement of a consultant to oversee Arden B merchandising, infrastructure down-sizing and other organizational changes in 2008, we hired two new divisional merchandise managers at Wet Seal in 2009. We have also improved inventory management, better aligned management incentive goals and increased operating efficiencies at both divisions during 2008 and 2009. While we have made this progress, we will continue to focus on increasing store level efficiencies and lowering operating costs. We will continue to take aggressive steps to revitalize Arden B, including further investment in higher inventory levels in an effort to facilitate consistent comparable store sales growth, and continuing to phase in a better merchandise assortment and modifying pricing and promotional strategies across all product categories to enhance sales without sacrificing margin performance. We will also continue to focus on improving the merchandise mix at Wet Seal with specific focus on building ready-to-wear, including fall dresses and outerwear, and accessories such as jewelry. At the same time, we will remain focused on continuing productivity and cost savings initiatives, as well as on several initiatives to improve sales productivity at both divisions.

Our strategy is to return to positive comparable store sales growth, revive the Arden B business, expand our existing retail store base and expand our online businesses. We are also taking several steps to drive higher sales productivity in our retail stores, including improved store layout and visual displays, and have embarked on several initiatives to improve gross margins, including efforts to optimize sourcing of merchandise, enhance our inventory planning and allocation functions, better align merchandise mix with target customer wants and improve supply chain efficiency through better coordination among and within our vendor, internal distribution and store operations organizations.

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

Store Openings and Closures

During the 26 weeks ended August 1, 2009, we opened seven and closed one Wet Seal store and we opened one and closed seven Arden B stores. We believe future closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease. Depending on future performance, we may consider modifying plans for Arden B store closures upon lease expirations and, instead, may renew leases where we see stores that are showing improvement in sales and profitability and can obtain favorable lease terms.

We expect to open approximately 17 new Wet Seal stores and anticipate closing a similar number of combined Wet Seal and Arden B stores when their leases expire, so we estimate nominal store count change, if any, in fiscal 2009.

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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-based compensation, income taxes and insurance reserves. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. However, we have made a change in estimated breakage for unredeemed gift cards, gift certificates and store credits and a change in forfeiture rate estimates for executives and other employees affecting stock based compensation, and we continue to evaluate available evidence supporting our 100% valuation allowance against our net deferred income tax assets. The following updates the Form 10-K discussions of our critical accounting policies for revenue recognition and stock-based compensation.

Revenue Recognition

Change in Estimated Breakage

In the second quarter of fiscal 2009, based on historical redemption patterns, we modified the timing of when we record breakage of gift cards, gift certificates and store credits from greater than three years after their issuance date to greater than two years after their issuance date. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information.

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Adoption of SFAS No. 157 was required for companies with fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) Nos. 157-1 and 157-2, which partially deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. We adopted SFAS No. 157 effective February 3, 2008, for all financial assets and financial liabilities, as required, and adopted the deferred portion of SFAS No. 157 effective February 1, 2009, for all nonfinancial assets and nonfinancial liabilities, as required. The adoption of SFAS No. 157, FSP No. 157-1 and FSP No.157-2 did not impact our consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 provides guidance for the valuation of financial assets in an inactive market, the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP No. 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP No. 157-3 did not impact our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of operations; changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Effective February 1, 2009, we adopted SFAS No. 160. The adoption of this standard did not impact our consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with nonforfeitable dividend rights, irrespective of whether the entity declares and/or pays a dividend. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Effective February 1, 2009, the Company adopted FSP No. EITF 03-6-1. The adoption of this standard did not significantly impact our consolidated financial statements. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS No. 132(R)-1”). This new standard requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies are required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Effective February 1, 2009, we adopted FSP SFAS No. 132(R)-1. The adoption of SFAS No. 132(R)-1 did not impact our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”. FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. FSP SFAS No. 107-1 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. FSP SFAS No. 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS No. 107-1 did not significantly impact our consolidated financial statements aside from the required disclosures. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”), which provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 did not impact our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. Among other items, SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We have adopted SFAS No. 165 and have evaluated subsequent events through the date of issuance of these condensed consolidated financial statements, September 1, 2009. Adoption of SFAS No. 165 resulted in no impact on our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 does not change GAAP, but replaces the current GAAP hierarchy of four levels to two levels of literature, authoritative and non-authoritative. The adoption of SFAS No. 168 will result in the change of disclosures to reflect the new codification references, but otherwise we do not expect it to have any effect on our consolidated financial statements.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week and 26-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3	65.1	70.8	66.1

Gross margin	28.7	34.9	29.2	33.9
Selling, general, and administrative expenses	25.2	26.8	25.4	26.8
Asset impairment	1.1	0.2	0.6	0.1

Operating income	2.4	7.9	3.2	7.0
Interest (expense) income, net	(0.1)	(1.0)	(0.1)	(0.4)

Income before provision for income taxes	2.3	6.9	3.1	6.6
Provision for income taxes	0.0	0.1	0.1	0.1

Net income	2.3%	6.8%	3.0%	6.5%

Thirteen Weeks Ended August 1, 2009, Compared to Thirteen Weeks Ended August 2, 2008

Net sales

13 Weeks Ended August 1, 2009	Change From Prior Fiscal Period	13 Weeks Ended August 2, 2008
($ in millions)
Net sales	$136.4	$(12.7)	(8.5)%	$149.1
Comparable store sales decrease	(10.6)%

Net sales for the 13 weeks ended August 1, 2009, decreased primarily as a result of the following:

•

A decrease of 10.6% in comparable store sales resulting from an 8.0% decline in comparable store average dollar sales and a 2.2% decrease in comparable store average transaction counts. Comparable store average dollar sales decreased mainly due to a 15.4% decline in our average unit retail prices, primarily driven by increased promotional activity and a shift in sales toward lower-priced basic merchandise at Wet Seal and our strategic decision to significantly lower price points at Arden B in January 2009, and a decline in Wet Seal frequent buyer program membership sales, partially offset by a 9.4% increase in the number of units purchased per customer, compared to the prior year, primarily at Wet Seal.

However, these factors were partially offset by:

•

An increase of $1.2 million in net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding for more than two years from their respective issuance dates; and

•	An increase of $0.9 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales.

Cost of sales

13 Weeks Ended August 1, 2009	Change From Prior Fiscal Period	13 Weeks Ended August 2, 2008
($ in millions)
Cost of sales	$97.2	$0.2	0.2%	$97.0
Percentage of net sales	71.3%	6.2%	65.1%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with design, buying, planning and allocation; processing, receiving and other warehouse costs; rent; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales, and cost of sales as a percentage of net sales, increased due primarily to a decrease in merchandise margin as a result of lower initial markup and an increase in the markdown rate for our Wet Seal division, partially offset by a lower markdown rate in our Arden B division, compared to the prior year. Additionally, cost of sales was negatively impacted by an increase in occupancy costs primarily due to normal inflation of rents and common area maintenance charges for new stores and remodels/relocations and the deleveraging effect on occupancy cost from our comparable stores sales decrease. Cost of sales was positively impacted by a decrease in buying, planning and allocation costs primarily due to eliminated positions upon restructuring of the Arden B buying and design organization, favorable impacts on stock-based compensation from forfeitures from previously employed executives and a change in stock compensation forfeiture rate from 10% to 15% based on historical analysis, a decrease in seasonal merchant incentive bonuses due to declining performance in the Wet Seal division, a reduction in recruiting as the prior year quarter included a recruiting retainer fee to search for a chief merchant officer in the Wet Seal division and a decrease in distribution costs due to operational efficiencies.

Selling, general, and administrative expenses (SG&A)

13 Weeks Ended August 1, 2009	Change From Prior Fiscal Period	13 Weeks Ended August 2, 2008
($ in millions)
Selling, general, and administrative expenses	$34.3	$(5.6)	(14.0)%	$39.9
Percentage of net sales	25.2%	(1.6)%	26.8%

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

In fiscal 2009, we continued to place major emphasis on reducing costs across all SG&A categories, resulting in a significant decline in SG&A in absolute dollars as well as a percentage of sales.

Selling expenses decreased approximately $3.8 million from the prior year to $28.2 million. As a percentage of net sales, selling expense was 20.7% of net sales, or 80 basis points lower, as a percentage of net sales, than a year ago.

The following contributed to the current year decrease in selling expenses:

•	A $2.6 million decrease in payroll and benefits costs as a result of lower sales volume, improved efficiency in controlling labor hours and a decrease in claim costs in our employee health care plan;

•	A $0.4 million decrease in merchandise delivery costs as a result of a decrease in units processed and slightly lower cost per unit due to lower fuel surcharges compared to the prior year;

•	A $0.2 million decrease in advertising and marketing expenditures due to a decrease in in-store signage and the shift to more cost-effective advertising activities at our Arden B division to date;

•	A $0.2 million decrease in bags and boxes usage as a result of lower sales volume;

•	A $0.1 million decrease in inventory service fees as a result of favorable cost negotiations;

•	A $0.1 million decrease in store and field travel costs;

•	A $0.1 million decrease in store and field meetings and seminars expense; and

•	A $0.1 million net decrease in other selling expenses.

General and administrative expenses decreased approximately $1.8 million from the prior year to $6.1 million. As a percentage of net sales, general and administrative expenses were 4.5%, or 80 basis points lower, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	A $0.9 million decrease in corporate bonuses based on our financial performance relative to bonus targets;

•	A $0.5 million decrease in corporate wages primarily due to reduced staffing levels from a January 2009 organizational restructuring;

•	A $0.4 million decrease in stock compensation primarily due the favorable impact of forfeitures from previously employed executives and a change in stock compensation forfeiture rate from 10% to 15%;

•	A $0.1 million decrease in insurance due to favorably negotiated rates upon renewals; and

•	A $0.1 million decrease in consultant fees.

However, the decreases in general and administrative expenses were partially offset by the following increases:

•	A $0.1 million increase in legal fees associated with various litigation matters; and

•	A $0.1 million increase in computer maintenance expense primarily associated with the fiscal 2008 acquisition of licenses for Oracle systems to be implemented in fiscal 2009 and fiscal 2010.

Asset impairment

13 Weeks Ended August 1, 2009	Change From Prior Fiscal Period	13 Weeks Ended August 2, 2008
($ in millions)
Asset impairment	$1.6	$1.3	412.2%	$0.3
Percentage of net sales	1.1%	0.9%	0.2%

Based on our quarterly assessment of the carrying value of long-lived assets, during the 13 weeks ended August 1, 2009, and the 13 weeks ended August 2, 2008, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $1.6 million and $0.3 million, respectively.

Interest expense, net

13 Weeks Ended August 1, 2009	Change From Prior Fiscal Period	13 Weeks Ended August 2, 2008
($ in millions)
Interest expense, net	$(0.1)	$(1.4)	(92.3)%	$(1.5)
Percentage of net sales	(0.1)%	(0.9)%	(1.0)%

We incurred a nominal amount of interest expense, net, in the 13 weeks ended August 1, 2009, comprised of:

•

Non-cash interest expense of $0.2 million with respect to our secured convertible notes, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; partially offset by;

•	Interest income of $0.1 million from investments in cash and cash equivalents.

We incurred interest expense, net, of $1.5 million in the 13 weeks ended August 2, 2008, comprised of:

•	Net accelerated interest charges of $1.9 million upon the conversion of $3.4 million of convertible notes into 2,274,804 shares of our common stock;

•

Non-cash interest expense of $0.2 million with respect to our secured convertible notes comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal;

•	Interest expense of $0.1 million for the amortization of deferred financing costs and the payment of letter of credit fees;

•	A non-cash interest credit of $0.1 million to recognize the decrease in market value of a derivative liability; and

•	Interest income of $0.6 million from investments in cash and cash equivalents.

Provision for income taxes

	13 Weeks Ended August 1, 2009	Change From Prior Fiscal Period		13 Weeks Ended August 2, 2008
		($ in millions)
Provision for income taxes	$0.1	$(0.1)	54.8%	$0.2

We have net operating loss carryforwards (NOLs) available, subject to certain limitation, to offset our regular taxable income. We recognized a provision for income taxes that resulted in an effective tax rate of 3.0% for federal and state income taxes. This effective rate is based on the portion of our estimated alternative minimum taxable income for fiscal 2009 that cannot be offset by NOLs.

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

Wet Seal:

(In thousands, except sales per square foot and store count data)	13 Weeks Ended August 1, 2009	13 Weeks Ended August 2, 2008
Net sales	$111,517	$121,686
Percentage of consolidated net sales	82%	82%
Comparable store sales percentage decrease compared to the prior year fiscal quarter	(11.9)%	(1.8)%
Operating income	$6,043	$18,114
Sales per square foot	$64	$73
Number of stores as of quarter end	415	404
Square footage as of quarter end	1,636	1,589

Wet Seal comparable stores sales decreased 11.9% during the 13 weeks ended August 1, 2009, compared to a prior year quarter decrease of 1.8%. The decrease during the 13 weeks ended August 1, 2009, was due primarily to a 7.1% decrease in comparable store average dollar sale and by a 4.5% decrease in comparable store average transaction counts per store. The decrease in comparable store average dollar sale resulted from a 15.4% decrease in our average unit retail prices and a decline in frequent buyer program membership sales, partially offset by a 10.8% increase in units purchased per customer. The net sales decrease was attributable to the comparable store sales decline, partially offset by $0.8 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates and a $0.1 million increase in net sales in our internet business.

While we believe the challenging economic environment contributed to the Wet Seal performance decline, we also believe inventory mix weaknesses, primarily light positions in fashion tops, dresses and jewelry and excessive levels of basic tops and certain accessories, also negatively affected sales. We have improved many of these inventory mix issues and are better positioned for the important back-to-school season. However, we will continue to focus on building inventories in key ready-to-wear categories, primarily fall dresses and outerwear, and in jewelry and other accessories to support continued sales improvement.

Wet Seal’s operating income decreased to 5.4% of net sales during the 13 weeks ended August 1, 2009, from 14.9% during the 13 weeks ended August 2, 2008. The decrease in operating income, as a percentage of sales, was due primarily to a decrease in merchandise margin as a result of higher markdown rates and a decrease in initial markup rates and the deleveraging effect of a decrease in comparable store sales on occupancy costs, compared to the prior year. Additionally, during the 13 weeks ended August 1, 2009, and the 13 weeks ended August 2, 2008, operating income included asset impairment charges of $1.6 million and $0.3 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. Operating income for the 13 weeks ended August 1, 2009, also included the $0.8 million breakage benefit noted above.

Arden B:

(In thousands, except sales per square foot and store count data )	13 Weeks Ended August 1, 2009	13 Weeks Ended August 2, 2008
Net sales	$24,849	$27,374
Percentage of consolidated net sales	18%	18%
Comparable store sales percentage decrease compared to the prior year fiscal quarter	(4.1)%	(13.8)%
Operating income	$3,253	$986
Sales per square foot	$86	$87
Number of stores as of quarter end	81	93
Square footage as of quarter end	247	288

Arden B comparable stores sales decreased 4.1% during the 13 weeks ended August 1, 2009, compared to a prior year quarter decrease of 13.8%. The decrease during the 13 weeks ended August 1, 2009, was due primarily to a 25.3% decrease in comparable store average dollar sale, which reflects our strategic decision to significantly lower price points across all categories in January 2009, largely offset by a 28.4% increase in comparable store average transaction counts per store. The decrease in the average dollar sale resulted from a 28.5% decline in our average unit retail prices, partially offset by a 4.8% increase in units purchased per customer. The net sales decrease was attributable to the comparable store sales decline and the decrease in the number of stores compared to prior year, partially offset by $0.4 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates and a $0.8 million increase in net sales in our internet business.

Arden B generated operating income of 13.1% of net sales during the 13 weeks ended August 1, 2009, compared to operating income of 3.6% of net sales during the 13 weeks ended August 2, 2008. The improvement in operating results was due primarily to an increase in merchandise margin resulting from a significant decrease in markdown rates, a decrease in buying costs upon restructuring the Arden B buying and design groups, partially offset by an increase in seasonal merchant incentive bonus due to improvement in divisional performance, a decrease in occupancy costs due to a decrease in depreciation expense as a result of a number of underperforming Arden B stores being impaired during fiscal 2008, and the decrease in store counts from 93 stores as of August 2, 2008, to 81 stores as of August 1, 2009, and a decrease in store payroll costs as a result of lower sales and improved efficiency in controlling labor hours compared to the prior year. Operating income for the 13 weeks ended August 1, 2009, also included the $0.4 million breakage benefit noted above.

Twenty-Six Weeks Ended August 1, 2009, Compared to Twenty-Six Weeks Ended August 2, 2008

Net sales

26 Weeks Ended August 1, 2009	Change From Prior Fiscal Period	26 Weeks Ended August 2, 2008
($ in millions)
Net sales	$268.4	$(23.1)	(7.9)%	$291.5
Comparable store sales decrease	(9.0)%

Net sales for the 26 weeks ended August 1, 2009, decreased primarily as a result of the following:

•

A decrease of 9.0% in comparable store sales resulting from a 5.6% decline in comparable store average dollar sales and a 3.0% decrease in comparable store average transaction counts. Comparable store average dollar sales decreased mainly due to a 14.6% decline in our average unit retail prices, primarily driven by increased promotional activity and a shift in sales toward lower-priced basic merchandise at Wet Seal and our strategic decision to significantly lower price points at Arden B in January 2009, and a decline in Wet Seal frequent buyer program membership sales, partially offset by an 11.3% increase in the number of units purchased per customer, compared to the prior year, primarily at Wet Seal.

However, these factors were partially offset by:

•

An increase of $1.2 million in net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding for more than two years from their respective issuance dates; and

•	An increase of $0.9 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales.

Cost of sales

26 Weeks Ended August 1, 2009	Change From Prior Fiscal Period	26 Weeks Ended August 2, 2008
($ in millions)
Cost of sales	$190.0	$(2.7)	(1.4)%	$192.7
Percentage of net sales	70.8%	4.7%	66.1%

Cost of sales decreased in dollars primarily as a result of the decrease in net sales. Cost of sales increased as a percentage of net sales primarily due to a decrease in merchandise margin. Merchandise margin decreased as a result of an increase in markdown rates for our Wet Seal division, partially offset by a lower markdown rate in our Arden B division, and a decrease in initial markup rates. Additionally, cost of sales was negatively impacted by an increase in occupancy costs primarily due to normal inflation of rents and common area maintenance charges for new stores and remodels/relocations and the deleveraging effect on occupancy cost from our comparable stores sales decrease. Cost of sales was positively impacted by a decrease in buying, planning and allocation costs primarily due to eliminated positions upon restructuring of the Arden B buying and design organization, favorable impacts on stock-based compensation from forfeitures from previously employed executives and a change in stock compensation forfeiture rate from 10% to 15% based on historical analysis, a decrease in seasonal merchant incentive bonuses due to declining performance in the Wet Seal division, a reduction in recruiting as the prior year period included a recruiting retainer fee to search for a chief merchant officer in the Wet Seal division, and a decrease in distribution costs due to operational efficiencies.

Selling, general, and administrative expenses (SG&A)

26 Weeks Ended August 1, 2009	Change From Prior Fiscal Period	26 Weeks Ended August 2, 2008
($ in millions)
Selling, general, and administrative expenses	$68.3	$(9.6)	(12.3)%	$77.9
Percentage of net sales	25.4%	(1.4)%	26.8%

Selling expenses decreased approximately $6.8 million from the prior year to $55.2 million. As a percentage of net sales, selling expense was 20.5% of net sales, or 80 basis points lower, as a percentage of net sales, than a year ago.

The following contributed to the current year decrease in selling expenses:

•	A $5.2 million decrease in payroll and benefits costs as a result of lower sales volume, improved efficiency in controlling labor hours and a decrease in claim costs in our employee health care plan;

•	A $0.4 million decrease in merchandise delivery costs as a result of a decrease in units processed and slightly lower cost per unit due to lower fuel surcharges compared to the prior year;

•	A $0.4 million decrease in advertising and marketing expenditures due to a decrease in in-store signage and the shift to more cost-effective advertising activities at our Arden B division to date;

•	A $0.2 million decrease in bags and boxes usage as a result of lower sales volume;

•	A $0.1 million decrease in internet production order costs due to improved efficiency in order fulfillment;

•	A $0.1 million decrease in store supply costs due to improved management oversight and favorable cost negotiations;

•	A $0.1 million decrease in stock compensation expense related to forfeitures for terminated employees;

•	A $0.1 million decrease in inventory service fees as a result of favorable cost negotiations;

•	A $0.1 million decrease in store and field travel costs; and

•	A $0.1 million decrease in store and field meetings and seminars expense.

General and administrative expenses decreased approximately $2.8 million from the prior year to $13.1 million. As a percentage of net sales, general and administrative expenses were 4.9%, or 60 basis points lower, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	A $0.9 million decrease in corporate bonuses based on our financial performance relative to bonus targets;

•	A $0.9 million decrease in corporate wages primarily due to reduced staffing levels from a January 2009 organizational restructuring;

•	A $0.6 million decrease in stock compensation primarily due the favorable impact of forfeitures from previously employed executives and a change in stock compensation forfeiture rate from 10% to 15%;

•	A $0.2 million decrease in insurance due to favorably negotiated rates upon renewals;

•	A $0.2 million decrease in consultant fees;

•	A $0.1 million decrease in office and general supplies; and

•	A $0.2 million net decrease in other general and administrative costs.

However, the decreases in general and administrative expenses were partially offset by the following increases:

•	A $0.2 million increase in legal fees associated with various litigation matters; and

•	A $0.1 million increase in computer maintenance expense primarily associated with the fiscal 2008 acquisition of licenses for Oracle systems to be implemented in fiscal 2009 and fiscal 2010.

Asset impairment

26 Weeks Ended August 1, 2009	Change From Prior Fiscal Period	26 Weeks Ended August 2, 2008
($ in millions)
Asset impairment	$1.6	$1.3	412.2%	$0.3
Percentage of net sales	0.6%	0.5%	0.1%

Based on our assessment of the carrying value of long-lived assets, during the 26 weeks ended August 1, 2009, and the 26 weeks ended August 2, 2008, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $1.6 million and $0.3 million, respectively.

Interest expense, net

26 Weeks Ended August 1, 2009	Change From Prior Fiscal Period	26 Weeks Ended August 2, 2008
($ in millions)
Interest expense, net	$(0.1)	$(1.0)	(88.9)%	$(1.1)
Percentage of net sales	(0.1)%	(0.3)%	(0.4)%

We incurred interest expense, net, of $0.1 million in the 26 weeks ended August 1, 2009, comprised of:

•

Non-cash interest expense of $0.4 million with respect to our secured convertible notes, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; partially offset by;

•	Interest income of $0.3 million from investments in cash and cash equivalents.

We incurred interest expense, net, of $1.1 million in the 26 weeks ended August 2, 2008, comprised of:

•	Net accelerated interest charges of $1.9 million upon the conversion of $3.4 million of convertible notes into 2,274,804 shares of our common stock;

•

A non-cash interest expense of $0.5 million with respect to our secured convertible notes comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal;

•	Amortization of deferred financing costs of $0.1 million associated with our revolving credit facility and secured convertible notes;

•	Non-cash interest credit of $0.1 million to recognize the decrease in market value of a derivative liability; and

•	Interest income of $1.3 million from investments in cash and cash equivalents.

Provision for income taxes

	26 Weeks Ended August 1, 2009	Change From Prior Fiscal Period		26 Weeks Ended August 2, 2008
		($ in millions)
Provision for income taxes	$0.3	$(0.1)	28.0%	$0.4

We have net operating loss carryforwards (NOLs) available, subject to certain limitation, to offset our regular taxable income. We recognized a provision for income taxes that resulted in an effective tax rate of 3.0% for federal and state income taxes. This effective rate is based on the portion of our estimated alternative minimum taxable income for fiscal 2009 that cannot be offset by NOLs.

Segment Information

Wet Seal:

(In thousands, except sales per square foot and store count data)	26 Weeks Ended August 1, 2009	26 Weeks Ended August 2, 2008
Net sales	$219,882	$237,877
Percentage of consolidated net sales	82%	82%
Comparable store sales percentage decrease compared to the prior year	(10.0)%	(2.5)%
Operating income	$15,937	$35,173
Sales per square foot	$128	$143
Number of stores as of period end	415	404
Square footage as of period end	1,636	1,589

Wet Seal comparable stores sales decreased 10.0% during the 26 weeks ended August 1, 2009, compared to a prior year decrease of 2.5%. The decrease during the 26 weeks ended August 2, 2008, was due primarily to a 4.2% decline in comparable store average dollar sale and a 5.4% decrease in comparable store average transaction counts per store. The decrease in comparable store average dollar sale resulted from a 14.3% decrease in our average unit retail prices and a decline in frequent buyer program membership sales, partially offset by a 13.1% increase in units purchased per customer. The net sales decrease was attributable to the comparable store sales decline and a $0.4 million decrease in net sales in our internet business, partially offset by $0.8 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates.

Wet Seal’s operating income decreased to 7.2% of net sales during the 26 weeks ended August 1, 2009, from 14.8% during the 26 weeks ended August 2, 2008. The decrease in operating income, as a percentage of sales, was due primarily to a decrease in merchandise margin as a result of higher markdown rates and a decrease in initial markup rates and the deleveraging effect of a decrease in comparable store sales on occupancy costs, compared to the prior year. Additionally, during the 26 weeks ended August 1, 2009, and the 26 weeks ended August 2, 2008, operating income included asset impairment charges of $1.6 million and $0.3 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. Operating income for the 26 weeks ended August 1, 2009, also included the $0.8 million breakage benefit noted above.

Arden B:

(In thousands, except sales per square foot and store count data)	26 Weeks Ended August 1, 2009	26 Weeks Ended August 2, 2008
Net sales	$48,493	$53,573
Percentage of consolidated net sales	18%	18%
Comparable store sales percentage decrease compared to the prior year fiscal quarter	(4.1)%	(17.8)%
Operating income	$5,776	$145
Sales per square foot	$169	$170
Number of stores as of quarter end	81	93
Square footage as of quarter end	247	288

Arden B comparable stores sales decreased 4.1% during the 26 weeks ended August 1, 2009, compared to a prior year decrease of 17.8%. The decrease during the 26 weeks ended August 1, 2009 was due primarily to a 26.7% decrease in comparable store average dollar sale, which reflects our strategic decision to significantly lower price points across all categories in January 2009, largely offset by a 29.6% increase in comparable store average transaction counts per store. The decrease in the average dollar sale resulted from a 26.7% decline in our average unit retail prices, slightly offset by a 0.6% increase in units purchased per customer. The net sales decrease was attributable to the comparable store sales decline and the decrease in the number of stores compared to prior year, partially offset by $0.4 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates and a $1.3 million increase in net sales in our internet business.

Arden B generated operating income of 11.9% of net sales during the 26 weeks ended August 1, 2009, compared to operating income of 0.3% of net sales during the 26 weeks ended August 2, 2008. The improvement in operating results was due primarily to an increase in merchandise margin resulting from a significant decrease in markdown rates, a decrease in buying costs upon restructuring the Arden B buying and design groups, partially offset by an increase in seasonal merchant incentive bonus due to improvement in divisional performance, a decrease in occupancy costs due to a decrease in depreciation expense as a result of a number of underperforming Arden B stores being impaired during fiscal 2008, and the decrease in store counts from 93 stores as of August 2, 2008, to 81 stores as of August 1, 2009, and a decrease in store payroll costs as a result of lower sales and improved efficiency in controlling labor hours compared to the prior year. Operating income for the 26 weeks ended August 1, 2009, also included the $0.4 million breakage benefit noted above.

Liquidity and Capital Resources

Net cash provided by operating activities was $12.7 million for the 26 weeks ended August 1, 2009, compared to $26.1 million for the same period last year. For the 26 weeks ended August 1, 2009, operating cash flows were due to our net income of $8.1 million and net non-cash charges (primarily depreciation and amortization, asset impairment, stock-based compensation and non-cash interest expense) of $9.9 million, partially offset by an increase in merchandise inventories, net of an increase in merchandise accounts payable, of which $3.0 million is a result of improved terms with vendors, of $1.1 million, and a net use of cash from changes in other operating assets and liabilities of $4.2 million, including gift card, gift certificate and store credit breakage of $1.2 million. For the 26 weeks ended August 1, 2009, net cash used in investing activities of $11.3 million was comprised entirely of capital expenditures. Capital expenditures for the period were primarily for remodeling of existing Wet Seal stores upon lease renewals and/or store relocations, the construction of new Wet Seal stores, and investment in development of new markdown optimization and point-of-sale operating systems. Capital expenditures that remain unpaid as of August 1, 2009, have increased $2.3 million since the end of fiscal 2008. We expect to pay nearly all of the total balance of such amounts payable, in the amount of $5.2 million, during the third quarter of fiscal 2009.

We estimate that, in fiscal 2009, capital expenditures will be between $23 million and $24 million, net of approximately $2 million in landlord tenant improvement allowances. Of the total net capital expenditures, approximately $16 million is expected to be for the remodeling of existing Wet Seal stores upon lease renewals and/or store relocations or the construction of new Wet Seal stores.

For the 26 weeks ended August 1, 2009, net cash provided by financing activities was $0.5 million, comprised of proceeds from investor exercises of common stock warrants, which resulted in the issuance of 183,572 shares of our Class A common stock, and nominal proceeds from the exercise of stock options.

Total cash and cash equivalents at August 1, 2009, was $144.0 million, compared to $142.1 million at January 31, 2009.

We maintain a $35.0 million revolving credit facility, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the agreement. The revolving credit facility expires in May 2011. Under our revolving credit facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on our line of credit under the revolving credit facility is the prime rate or, if we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average excess availability, as defined under our revolving credit facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of August 1, 2009. We also incur fees on outstanding letters of credit under the revolving credit facility in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The revolving credit facility ranks senior in right of payment to our secured convertible notes. Borrowings under the revolving credit facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, SMLLC.

At August 1, 2009, the amount outstanding under the revolving credit facility consisted of $5.9 million in open commercial letters of credit related to merchandise purchases and $1.8 million in standby letters of credit. At August 1, 2009, we had $27.3 million available for cash advances and/or for the issuance of additional letters of credit. At August 1, 2009, we were in compliance with all covenant requirements in the revolving credit facility and the indenture governing our secured convertible notes.

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

One of the factors that provides financing to a small portion of our merchandise vendor base, CIT Group Inc. (“CIT”), has recently faced fiscal challenges that threaten its financial viability and its ability to provide factoring services to its customers. If the financial condition of CIT were to deteriorate further and our vendors were unable to procure alternative factoring arrangements from competitors of CIT on the same or substantially similar terms, our ability to timely procure merchandise for our stores could be adversely affected. This could require the devotion of significant time and attention by our management to adequately resolve such matters. In turn, our results of operation and financial condition could suffer.

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

Interest Rate Risk

To the extent that we borrow under our revolving credit facility, we are exposed to market risk related to changes in interest rates. At August 1, 2009, no borrowings were outstanding under our revolving credit facility. As of August 1, 2009, we are not a party to any material derivative financial instruments.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended August 1, 2009, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. On May 6, 2009, the Court reversed and remanded the case for the Superior Court to re-evaluate the fairness of the settlement, which is expected to take place before December 2009. As of August 1, 2009, we have accrued in accrued liabilities in our consolidated balance sheet an amount equal to the settlement amount.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us during the four-year period from May 22, 2003 through May 22, 2007. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Court has set a deadline of November 6, 2009 for the plaintiffs to file a motion for class certification which we will oppose. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of August 1, 2009.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us during the four-year period from September 29, 2004 through September 29, 2008. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Our responsive plea was filed on November 14, 2008. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of August 1, 2009.

On March 18, 2009, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us since March 18, 2005. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of August 1, 2009.

On April 24, 2009 the Pennsylvania Equal Employment Opportunity Council requested information and records relevant to several charges of discrimination. We are vigorously defending this investigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of August 1, 2009.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of the pending litigation, we have insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which we do not have insurance coverage. As of August 1, 2009, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factor represents an addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Our ability to procure merchandise could be adversely affected by changes in our vendors’ factoring arrangements with CIT Group, Inc.

CIT has recently faced financial challenges that threaten its financial viability and its ability to provide factoring services to its customers. Although we do not have a direct relationship with CIT, a small portion of our vendors who supply our company with merchandise have direct factoring arrangements with CIT. Vendors who engage in factoring transactions with CIT typically sell their accounts receivable to CIT at a discount in exchange for cash payments which can be used to finance the business and operations of the vendors.

If the financial condition of CIT were to deteriorate further and certain of our vendors were unable to procure alternative factoring arrangements from competitors of CIT on the same or substantially similar terms, our ability to timely procure merchandise for our stores could be adversely affected. This could require the devotion of significant time and attention by our management to adequately resolve such matters. In turn, our results of operation and financial condition could suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated By-Laws of our Company (incorporated by reference to Exhibit 3.1 of our Company’s Current Report on Form 8-K filed on May 29, 2009)

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (REGISTRANT)

Date: September 1, 2009	By:	/s/ Edmond S. Thomas
Edmond S. Thomas
President and Chief Executive Officer

Date: September 1, 2009	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer