Form 10-Q
period 2009-10-31
WET SEAL INC
filed 2009-12-02
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at November 30, 2009, was 97,423,777. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at November 30, 2009.

THE WET SEAL, INC.

FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets (Unaudited) as of October 31, 2009, January 31, 2009, and November 1, 2008	2-3

	Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended October 31, 2009, and November 1, 2008	4

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) for the 39 Weeks Ended October 31, 2009, and November 1, 2008	5-6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended October 31, 2009, and November 1, 2008	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35-36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

SIGNATURE PAGE		38

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 31, 2009	January 31, 2009	November 1, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,161	$142,064	$127,555
Income taxes receivable	—	—	119
Other receivables	389	1,784	2,209
Merchandise inventories	39,761	25,529	41,234
Prepaid expenses and other current assets	11,087	10,600	11,165

Total current assets	195,398	179,977	182,282

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	109,641	102,062	108,218
Furniture, fixtures and equipment	67,462	65,378	68,130

	177,103	167,440	176,348
Less accumulated depreciation and amortization	(95,509)	(92,571)	(97,775)

Net equipment and leasehold improvements	81,594	74,869	78,573

OTHER ASSETS:
Deferred financing costs, net of accumulated amortization of $5,660, $5,586 and $5,562 at October 31, 2009, January 31, 2009, and November 1, 2008, respectively	99	173	197
Other assets	2,489	1,640	1,635

Total other assets	2,588	1,813	1,832

TOTAL ASSETS	$279,580	$256,659	$262,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$19,445	$8,388	$15,572
Accounts payable – other	12,713	9,188	14,050
Income taxes payable	200	228	182
Accrued liabilities	23,044	28,079	27,226
Current portion of deferred rent	2,886	3,378	3,479

Total current liabilities	58,288	49,261	60,509

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $904, $752 and $702 at October 31, 2009, January 31, 2009, and November 1, 2008, respectively, and net of unamortized discount of $2,261, $2,712 and $2,838 at October 31, 2009, January 31, 2009, and November 1, 2008, respectively	3,310	2,707	2,531
Deferred rent	29,123	30,051	30,498
Other long-term liabilities	1,700	1,821	1,800

Total long-term liabilities	34,133	34,579	34,829

Total liabilities	92,421	83,840	95,338

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	October 31, 2009	January 31, 2009	November 1, 2008
COMMITMENTS AND CONTINGENCIES (Note 6)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 1,611 shares issued and outstanding at October 31, 2009, January 31, 2009, and November 1, 2008, respectively	1,611	1,611	1,611

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 104,107,202 shares issued and 97,423,777 outstanding at October 31, 2009; 103,319,360 shares issued and 96,635,935 shares outstanding at January 31, 2009; and 103,071,941 shares issued and 96,388,516 shares outstanding at November 1, 2008	10,411	10,332	10,307
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	302,241	300,607	299,413
Accumulated deficit	(105,182)	(117,828)	(122,120)
Treasury stock, 6,683,425 shares at cost, at October 31, 2009, January 31, 2009, and November 1, 2008, respectively	(22,461)	(22,461)	(22,461)
Accumulated other comprehensive income	539	558	599

Total stockholders’ equity	185,548	171,208	165,738

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$279,580	$256,659	$262,687

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	$141,546	$146,644	$409,921	$438,094
Cost of sales	100,517	100,739	290,541	293,463

Gross margin	41,029	45,905	119,380	144,631
Selling, general, and administrative expenses	35,995	38,334	104,289	116,236
Asset impairment	334	519	1,886	822

Operating income	4,700	7,052	13,205	27,573

Interest income	98	587	413	1,884
Interest expense	(261)	(209)	(697)	(2,601)

Interest (expense) income, net	(163)	378	(284)	(717)

Income before provision for income taxes	4,537	7,430	12,921	26,856
Provision for income taxes	23	644	275	994

Net income	$4,514	$6,786	$12,646	$25,862

Net income per share, basic	$0.04	$0.07	$0.13	$0.26

Net income per share, diluted	$0.04	$0.07	$0.12	$0.26

Weighted-average shares outstanding, basic	95,685,372	94,680,063	95,556,814	92,564,341

Weighted-average shares outstanding, diluted	96,405,850	96,111,993	96,134,860	94,022,901

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 31, 2009	103,319,360	$10,332	—	$—	$300,607	$(117,828)	$(22,461)		$558	$171,208
Net income	—	—	—	—	—	12,646	—	$12,646	—	12,646
Stock issued pursuant to long-term incentive plans	600,936	61	—	—	(61)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	1,148	—	—	—	—	1,148
Amortization of stock payment in lieu of rent	—	—	—	—	73	—	—	—	—	73
Exercise of stock options	3,334	—	—	—	8	—	—	—	—	8
Exercise of common stock warrants	183,572	18	—	—	466	—	—	—	—	484
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(19)	(19)	(19)

Comprehensive income								$12,627

Balance at October 31, 2009	104,107,202	$10,411	—	$—	$302,241	$(105,182)	$(22,461)		$539	$185,548

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

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	39 Weeks Ended
	October 31, 2009	November 1, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,646	$25,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,166	10,792
Amortization of discount on secured convertible notes	451	2,620
Amortization of deferred financing costs	74	260
Amortization of stock payment in lieu of rent	73	134
Adjustment of derivatives to fair value	(40)	(80)
Interest added to (extinguished from) principal of secured convertible notes	152	(260)
Loss on disposal of equipment and leasehold improvements	172	368
Asset impairment	1,886	822
Stock-based compensation (Note 2)	1,148	2,361
Changes in operating assets and liabilities:
Income tax receivable	—	48
Other receivables	1,395	3,506
Merchandise inventories	(14,232)	(9,644)
Prepaid expenses and other current assets	(487)	(219)
Other non-current assets	(849)	67
Accounts payable and accrued liabilities	7,182	(73)
Income taxes payable	(28)	182
Deferred rent	(1,420)	(438)
Other long-term liabilities	(100)	(76)

Net cash provided by operating activities	19,189	36,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(17,584)	(14,866)

Net cash used in investing activities	(17,584)	(14,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8	10
Proceeds from exercise of common stock warrants	484	5,561

Net cash provided by financing activities	492	5,571

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,097	26,937
CASH AND CASH EQUIVALENTS, beginning of period	142,064	100,618

CASH AND CASH EQUIVALENTS, end of period	$144,161	$127,555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$49	$52
Income taxes	$378	$813
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of secured convertible notes into 2,274,804 shares of Class A common stock	$—	$3,412
Conversion of convertible preferred stock into 185,333 shares of Class A common stock	$—	$556
Purchase of equipment and leasehold improvements unpaid at end of period	$5,299	$6,090
Amortization of actuarial (gain) loss under Supplemental Employee Retirement Plan	$(19)	$3

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 31, 2009, and November 1, 2008

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 39 weeks ended October 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”) for the fiscal year ended January 31, 2009.

Significant Accounting Policies

Revenue Recognition

The Company recognizes the sales from gift cards, gift certificates, and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates, and store credits until the Company is released from such liability. The Company’s gift cards, gift certificates, and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates, and store credits are not redeemed or recovered (“breakage”). Based upon an analysis completed by the Company during the second fiscal quarter of 2009, historical redemption patterns indicated that the likelihood of redemption of unredeemed gift cards, gift certificates, and store credits greater than two years after their issuance is remote. As a result, beginning in the second quarter of fiscal 2009, the Company adjusted its unearned revenue liability to recognize the change in estimated timing of when breakage of gift cards, gift certificates and store credits is recognized from greater than three years after their issuance dates to greater than two years after their issuance dates. The Company’s net sales during the 39 weeks ended October 31, 2009, included a benefit of $1.2 million due to this change in estimate to reduce the Company’s unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates, and store credits is recorded in accrued liabilities in the consolidated balance sheets and was $4.4 million, $6.5 million and $5.1 million at October 31, 2009, January 31, 2009, and November 1, 2008, respectively. If actual redemptions ultimately differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates the likelihood of redemption of gift cards, gift certificates, and store credits becomes remote at a different point in time after issuance, the Company may recognize further significant adjustments to its accruals for such unearned revenue, which could have a significant effect on the Company’s net sales and results of operations.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, based on discounted cash flows using the Company’s weighted average cost of capital, with such estimated fair values determined using the best information available.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 31, 2009, and November 1, 2008

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 and 39 weeks ended October 31, 2009, and the 13 and 39 weeks ended November 1, 2008, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, the Company recorded non-cash charges of $0.3 million, $1.9 million, $0.5 million and $0.8 million during the 13 and 39 weeks ended October 31, 2009, and the 13 and 39 weeks ended November 1, 2008, respectively, within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

Income Taxes

The Company began fiscal 2009 with approximately $117.9 million of federal net operating loss (“NOL”) carry forwards available to offset taxable income in fiscal 2009 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code (“Section 382”). Subject to potential further adjustment, the Company believes NOL carry forwards available will be sufficient to offset any possible federal regular taxable income in fiscal 2009. Accordingly, if the Company generates taxable income in fiscal 2009, the Company expects it would report an effective income tax rate of approximately 2.7% related to a limited portion of federal alternative minimum taxes that cannot be offset by NOL carry forwards, income taxes in the State of California, which cannot be offset by NOL carry forwards, and certain other state income taxes.

Currently, the Company maintains a 100% valuation allowance against its net deferred income tax assets, which are comprised primarily of its NOL carry forwards. As of October 31, 2009, evidence does not support realization of these net deferred income tax assets. The Company continues to evaluate available evidence, it is possible that some or all of the Company’s deferred income tax assets may be deemed realizable and, accordingly, the valuation allowance recorded against those deferred income tax assets may be reversed at or before the end of the current fiscal year. If such valuation allowance is reversed, the Company would record an immediate benefit to income taxes for a substantial majority of the reversal and would record an increase to additional paid-in capital for the remainder of the reversal. Prospectively, the Company would then report an effective income tax rate much closer to statutory rates, which the Company estimates to be in the range of 38% to 39%. However, this would not change the Company’s current expectations that it will not incur significant cash income tax payments in fiscal 2009 or fiscal 2010 as it continues to utilize available NOL carry forwards.

The Company’s current expectations regarding the federal NOL carry forwards it may use annually are based on calculations made by management which calculations determined that the Company incurred “ownership changes,” as defined in Section 382, in April 2005 and December 2006 that require re-calculation of NOL carry forward annual utilization limits. Such ownership changes can result merely from an accumulation of normal market trading activity in the Company’s Class A common stock (“common stock”) over time. The NOL carry forward annual utilization limits determined upon an ownership change depend on, among other things, the Company’s market capitalization and long-term federal interest rates on the ownership change date. If the Company were to determine it had incurred another ownership change at some time after December 2006, the Company would be required to re-calculate its annual federal NOL carry forward utilization limit, which could result in a decrease to NOL carry forwards annually available to offset taxable income.

Recently Adopted Accounting Pronouncements

Effective July 2009, the Financial Accounting Standards Board (FASB) codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Since the codification did not alter existing GAAP, it did not have an impact on the Company’s condensed consolidated financial statements. All references to pre-codified GAAP have been removed from this Form 10-Q.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 31, 2009, and November 1, 2008

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

In June 2008, the FASB issued guidance which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with nonforfeitable dividend rights, irrespective of whether the entity declares and/or pays a dividend. This guidance was effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Effective February 1, 2009, the Company adopted this guidance and it did not significantly impact the Company’s condensed consolidated financial statements. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information.

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the condensed consolidated financial statements are issued or are available to be issued. Among other items, this guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual periods ending after June 15, 2009, and the Company’s adoption of it on August 1, 2009 resulted in no impact on the Company’s condensed consolidated financial statements except for the necessary disclosures. The Company has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements, December 2, 2009.

New Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued guidance related to revenue arrangements with multiple deliverables. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. Such guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not believe adoption of this guidance will have any effect on its condensed consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company had the following two stock incentive plans under which shares were available for grant at October 31, 2009: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of October 31, 2009; however, the 1996 Plan expired during fiscal 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan and 2000 Plan permit the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors, and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. An aggregate of 19,653,503 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of October 31, 2009, 2,096,504 shares were available for future grants.

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

For the 39 weeks ended October 31, 2009, and November 1, 2008

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	56.00%	53.00%	56.00%	53.00%
Risk-Free Interest Rate	1.65%	2.60%	1.63%	2.44%
Expected Life of Options (in Years)	3.3	3.3	3.3	3.3

The Company recorded compensation expense of $0.2 million, a compensation benefit of less than $0.1 million, compensation expense of $0.4 million and $0.3 million, in each case less than $0.01 per basic and diluted share, related to stock options outstanding during the 13 and 39 weeks ended October 31, 2009, and the 13 and 39 weeks November 1, 2008, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

At October 31, 2009, there was $0.8 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 2.0 years, over the course of the remaining vesting periods of such options through fiscal 2012.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 39 weeks ended October 31, 2009, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 31, 2009	2,367,202	$7.17
Granted	286,500	$3.35
Exercised	(3,334)	$2.40
Canceled	(442,615)	$6.29

Outstanding at October 31, 2009	2,207,753	$6.86	2.98	$97
Vested and expected to vest in the future at October 31, 2009	2,060,748	$7.08	2.89	$83
Exercisable at October 31, 2009	1,574,862	$8.09	2.50	$33

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 31, 2009, and November 1, 2008

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

Options vested and expected to vest in the future is comprised of all options outstanding at October 31, 2009, net of estimated forfeitures. Additional information regarding stock options outstanding as of October 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of October 31, 2009	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of October 31, 2009	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 3.67	454,500	4.44	$3.04	119,902	$2.95
3.78 - 5.46	457,313	4.02	4.36	212,327	4.54
5.51 - 6.39	538,000	1.61	5.92	501,673	5.88
6.50 - 11.76	611,190	2.51	9.49	594,210	9.57
11.79 - 23.02	146,750	2.20	18.92	146,750	18.92

$ 1.81 - $ 23.02	2,207,753	2.98	$6.86	1,574,862	$8.09

The weighted-average grant-date fair value of options granted during the 13 and 39 weeks ended October 31, 2009, and the 13 and 39 weeks ended November 1, 2008, was $1.35, $1.35, $1.67 and $1.50, respectively. The total intrinsic value for options exercised during each of the 39 weeks ended October 31, 2009, and the 39 weeks ended November 1, 2008, was less than $0.1 million.

Cash received from option exercises under all Plans for each of the 39 weeks ended October 31, 2009, and November 1, 2008, was less than $0.1 million. The Company did not record tax benefits for the tax deductions from option exercises as it has been determined that it is currently more likely than not that the Company will not generate sufficient taxable income to realize its deferred income tax assets.

Restricted Common Stock and Performance Shares

Under the 2005 Plan and 2000 Plan, the Company grants directors, certain executives, and other key employees restricted common stock, with vesting generally contingent upon completion of specified service periods. The Company also grants certain executives and other key employees performance share awards, with vesting generally contingent upon a combination of specified service periods and the Company’s achievement of specified common stock price levels.

During the 39 weeks ended October 31, 2009, and November 1, 2008, the Company granted 263,436 and 249,025 shares, respectively, of restricted common stock to certain employees and directors under the Plans. Restricted common stock awards generally vest over periods ranging from one to three years. The weighted-average grant-date fair value of the restricted common stock granted during the 39 weeks ended October 31, 2009, and November 1, 2008, was $2.71 and $3.10 per share, respectively. The Company recorded approximately $0.4 million, $0.9 million, $0.5 million, and $1.2 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 and 39 weeks ended October 31, 2009, and the 13 and 39 weeks ended November 1, 2008, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

During the 39 weeks ended October 31, 2009, the Company granted no performance shares under the 2005 Plan. During the 39 weeks ended November 1, 2008, the Company granted 90,000 performance shares under the 2005 Plan. The Company recorded $0.1 million, $0.3 million, $0.1 million and $0.8 million of compensation expense during the 13 and 39 weeks ended October 31, 2009, and the 13 and 39 weeks ended November 1, 2008, respectively, related to performance shares granted to officers. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 31, 2009, and November 1, 2008

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 39 weeks ended October 31, 2009:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 31, 2009	1,820,260	$2.55
Granted	263,436	$2.71
Vested	(437,652)	$3.35
Forfeited	—	$—

Nonvested at October 31, 2009	1,646,044	$2.37

The fair value of restricted common stock and performance shares that vested during the 39 weeks ended October 31, 2009, was $1.4 million.

At October 31, 2009, there was $0.9 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $0.7 million relates to restricted common stock and $0.2 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 0.8 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Cost of sales	$(51)	$116	$(230)	$203
Selling, general, and administrative expenses	728	843	1,378	2,158

Stock-based compensation	$677	$959	$1,148	$2,361

Change in Estimated Forfeiture Rate

In the first quarters of fiscal 2009 and fiscal 2008, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense, from a 10% forfeiture rate to a 15% forfeiture rate in the first quarter of fiscal 2009 and, for its executives, from a 5% forfeiture rate to a 10% forfeiture rate in the first quarter of fiscal 2008. During these same periods, the Company also realized benefits from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive and other employee departures from the Company. The impact of these events were benefits during the 39 weeks ended October 31, 2009, and the 39 weeks ended November 1, 2008, of approximately $0.9 million and $0.9 million, respectively, of which $0.4 million and $0.3 million, respectively, was included in cost of sales and $0.5 million and $0.6 million, respectively, was included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 31, 2009, and November 1, 2008

(Unaudited)

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes and Common Stock Warrants

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in May 2011. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average Excess Availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of October 31, 2009. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

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

At October 31, 2009, the amount outstanding under the Facility consisted of $6.5 million in open commercial letters of credit related to merchandise purchases and $1.7 million in outstanding standby letters of credit, and the Company had $26.8 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

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

During the 39 weeks ended October 31, 2009, and November 1, 2008, certain investors exercised portions of outstanding common stock warrants, resulting in the issuance of 183,572 and 1,545,720 shares, respectively, of Class A common stock in exchange for $0.5 million and $5.6 million, respectively, of proceeds to the Company.

During the 39 weeks ended November 1, 2008, investors in the Company’s Convertible Preferred Stock (the “Preferred Stock”) converted $0.6 million of Preferred Stock into 185,333 shares of Class A common stock.

At October 31, 2009, the Company was in compliance with all covenant requirements related to the Facility and the Notes.

NOTE 4 – Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 31, 2009, and November 1, 2008

(Unaudited)

NOTE 4 – Fair Value Measurements (Continued)

Inputs used in measuring fair value are prioritized into a three-level hierarchy based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1 – Quoted prices for identical instruments in active markets;

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table presents information on the Company’s financial instruments (in thousands):

	Carrying Amount	Fair Value Measurements at Reporting Date Using
	October 31, 2009	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$144,161	$144,161	$—	$—
Other receivables	389	389	—	—
Long-term tenant allowance receivables	711	—	—	711
Financial liabilities:
Accounts payable	32,158	32,158	—	—
Embedded derivative instrument	20	—	20	—
Notes	3,310	9,924	—	—
Preferred Stock	1,611	1,713	—	—

The Company believes the carrying amounts of cash and cash equivalents, other receivables, long-term tenant allowance receivables and accounts payable approximate fair value. The long-term tenant allowance receivables are included in other assets within the condensed consolidated balance sheet. The Company determines the fair value of its embedded derivative instrument using a combination of the Black-Scholes model and Monte-Carlo simulation. The estimated fair values for the Notes and Preferred Stock were determined to be the market value of the Company’s Class A common stock as of October 31, 2009, as applicable, multiplied by the number of shares of common stock into which such securities could be converted.

The table below segregates all non-financial assets and liabilities as of October 31, 2009 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Carrying Amount	Fair Value Measurements at Reporting Date Using
	October 31, 2009	Level 1	Level 2	Level 3	Total Gains (Losses)

Long-lived assets held and used	$81,594	$—	$—	$81,594	$(1,886)

Total assets	$81,594	$—	$—	$81,594	$(1,886)

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 31, 2009, and November 1, 2008

(Unaudited)

NOTE 4 – Fair Value Measurements (Continued)

The Company performs impairment tests whenever there are indicators of impairment. These tests typically consider which assets are impaired at a store level. The Company recognizes an impairment loss only if the carrying value of a long-lived asset or group of assets is not recoverable from undiscounted cash flows, and measures an impairment loss as the difference between the carrying value and fair value of the assets based on discounted cash flows, using the Company’s weighted average cost of capital. The Company has considered all relevant valuation techniques that could be obtained without undue cost and effort, and has determined that the discounted cash flow approach continues to provide the most relevant and reliable means by which to determine fair value in this circumstance.

As of October 31, 2009, long-lived assets held and used with a carrying value of $83.5 million were written down to their fair value, resulting in impairment charges of $0.3 million and $1.9 million, respectively, during the 13 and 39 weeks ended October 31, 2009.

NOTE 5 – Net Income Per Share

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

The dilutive effect of stock warrants is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect of stock options is also determined using the “treasury stock” method, whereby proceeds from such exercise, unamortized compensation on share-based awards, and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the common stock at the average market price during the period.

The Notes and Preferred Stock are convertible into shares of common stock. Both of these securities include rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, the Notes and Preferred Stock are considered to be participating securities requiring the use of the two-class method for the computation of earnings per share. For the dilutive computation, under the two-class method, determination of whether the Notes and Preferred Stock are dilutive is based on the application of the “if-converted” method. At October 31, 2009, and November 1, 2008, the effect of the Notes and Preferred Stock was anti-dilutive to the computation of diluted earnings per share.

Effective February 1, 2009, the Company adopted guidance issued by the FASB, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to retain cash dividends paid on unvested restricted stock and unvested performance shares. Therefore, unvested restricted stock and unvested performance shares qualify as participating securities and earnings per share must be calculated using the two-class method. All prior-period earnings per share data presented must be adjusted retrospectively. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. At October 31, 2009, and November 1, 2008, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 31, 2009, and November 1, 2008

(Unaudited)

NOTE 5 – Net Income Per Share (Continued)

The two-class method requires allocation of undistributed earnings per share among the common stock, Notes, Preferred Stock and unvested share-based payment awards based on the dividend and other distribution participation rights under each of these securities. The following table summarizes the allocation of undistributed earnings among common stock and other participating securities using the two-class method and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended
	October 31, 2009			November 1, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$4,514			$6,786
Less: Undistributed earnings allocable to participating securities	(243)			(368)

Basic earnings per share	$4,271	95,685,372	$0.04	$6,418	94,680,063	$0.07

Diluted earnings per share:
Net income	$4,514			$6,786
Less: Undistributed earnings allocable to participating securities	(242)			(362)
Effect of dilutive securities		720,478			1,431,930

Diluted earnings per share	$4,272	96,405,850	$0.04	$6,424	96,111,993	$0.07

	39 Weeks Ended
	October 31, 2009			November 1, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$12,646			$25,862
Less: Undistributed earnings allocable to participating securities	(686)			(1,736)

Basic earnings per share	$11,960	95,556,814	$0.13	$24,126	92,564,341	$0.26

Diluted earnings per share:
Net income	$12,646			$25,862
Less: Undistributed earnings allocable to participating securities	(682)			(1,710)
Effect of dilutive securities		578,046			1,458,560

Diluted earnings per share	$11,964	96,134,860	$0.12	$24,152	94,022,901	$0.26

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 31, 2009, and November 1, 2008

(Unaudited)

NOTE 5 – Net Income Per Share (Continued)

The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been anti-dilutive.

	13-Week Period Ended		39-Week Period Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Stock options outstanding	2,009,813	2,332,848	2,004,600	2,346,324
Performance shares and nonvested restricted stock awards	1,785,238	1,653,547	1,833,914	1,730,316
Stock issuable upon conversion of secured convertible notes	3,111,113	3,111,113	3,111,113	4,227,684
Stock issuable upon conversion of preferred stock	537,000	657,161	537,000	700,609
Stock issuable upon exercise of warrants:
June 2004 warrants	1,723,705	1,723,705	1,723,705	1,968,041
Series E warrants	6,092,116	—	6,092,116	—

Total	15,258,985	9,478,374	15,302,448	10,972,974

NOTE 6 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. On May 6, 2009, the Court reversed and remanded the case for the Superior Court to re-evaluate the fairness of the settlement, which is expected to take place in December 2009. As of October 31, 2009, the Company had accrued an amount equal to the settlement amount in accrued liabilities on its condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from May 22, 2003 through May 22, 2007. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. Discovery is ongoing and the Court has indicated that the class certification filing date and briefing schedule will be set at a status conference on December 15, 2009. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 31, 2009.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco, on behalf of certain of the Company’s current and former employees that were employed and paid by the Company during the four-year period from September 29, 2004, through September 29, 2008. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. The Company’s responsive plea was filed on November 14, 2008. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 31, 2009.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 31, 2009, and November 1, 2008

(Unaudited)

NOTE 6 – Commitments and Contingencies (Continued)

On March 18, 2009 a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company since March 18, 2005. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. The Company reached an agreement to settle this matter, subject to Superior Court approval. As of October 31, 2009, the Company had accrued an amount equal to the settlement amount in accrued liabilities on its condensed consolidated balance sheet.

On April 24, 2009 the Pennsylvania Equal Employment Opportunity Council requested information and records relevant to several charges of discrimination against employees of the Company by other employees of the Company. The Company is vigorously defending this investigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 31, 2009.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. Management believes that, in the event of a settlement or an adverse judgment on certain of the pending litigation, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of October 31, 2009, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

NOTE 7 – Segment Reporting

The Company operates exclusively in the retail apparel industry in which it sells fashionable and contemporary apparel and accessories items, primarily through mall-based chains of retail stores, to female consumers with a young, active lifestyle. The Company has identified two operating segments (“Wet Seal” and “Arden B”). Internet operations for Wet Seal and Arden B are included in their respective operating segments.

Information for the 13 and 39 weeks ended October 31, 2009, and the 13 and 39 weeks ended November 1, 2008, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended October 31, 2009	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$119,105	$22,441	$—	$141,546
Percentage of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$10,378	$1,444	$(7,122)	$4,700
Depreciation and amortization expense	$3,266	$401	$229	$3,896
Interest income	$—	$—	$98	$98
Interest expense	$—	$—	$261	$261
Income (loss) before provision for income taxes	$10,378	$1,444	$(7,285)	$4,537

13 Weeks Ended November 1, 2008	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$122,487	$24,157	$—	$146,644
Percentage of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$16,760	$(2,257)	$(7,451)	$7,052
Depreciation and amortization expense	$2,591	$755	$255	$3,601
Interest income	$—	$—	$587	$587
Interest expense	$—	$—	$209	$209
Income (loss) before provision for income taxes	$16,760	$(2,257)	$(7,073)	$7,430

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 31, 2009, and November 1, 2008

(Unaudited)

NOTE 7 – Segment Reporting (Continued)

39 Weeks Ended October 31, 2009	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$338,987	$70,934	$—	$409,921
Percentage of consolidated net sales	83%	17%	—	100%
Operating income (loss)	$26,315	$7,221	$(20,331)	$13,205
Depreciation and amortization expense	$9,247	$1,233	$686	$11,166
Interest income	$—	$—	$413	$413
Interest expense	$—	$—	$697	$697
Income (loss) before provision for income taxes	$26,315	$7,221	$(20,615)	$12,921

39 Weeks Ended November 1, 2008	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$360,365	$77,729	$—	$438,094
Percentage of consolidated net sales	82%	18%	—	100%
Operating income (loss)	$51,934	$(2,112)	$(22,249)	$27,573
Depreciation and amortization expense	$7,662	$2,336	$794	$10,792
Interest income	$—	$—	$1,884	$1,884
Interest expense	$—	$—	$2,601	$2,601
Income (loss) before provision for income taxes	$51,934	$(2,112)	$(22,966)	$26,856

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

NOTE 8 – Subsequent Event

On November 18, 2009, the Company’s Board of Directors authorized spending of up to $12.5 million to repurchase outstanding shares of the Company’s Class A Common Stock. Repurchases are at the option of the Company and can be discontinued at any time. There is currently no expiration date for this repurchase plan.

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

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. As of October 31, 2009, we operated 500 retail stores in 47 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

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

Wet Seal. Wet Seal is a junior apparel brand for teenage girls that seek trend-focused and value-competitive clothing, with a target customer age of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced, fashionable and basic apparel and accessories. Wet Seal stores average approximately 3,900 square feet in size. As of October 31, 2009, we operated 420 Wet Seal stores.

Arden B. Arden B is a fashion brand for the feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 35 years old and seeks to deliver contemporary fashion and basic separates and accessories for various aspects of the customers’ lifestyles. Arden B stores average approximately 3,000 square feet in size. As of October 31, 2009, we operated 80 Arden B stores.

We maintain a Web-based store located at www.wetseal.com that offers Wet Seal merchandise, comparable to that carried in our stores, to customers over the Internet. We also maintain a Web-based store located at www.ardenb.com that offers Arden B apparel and accessories, comparable to those carried in our stores, to customers over the Internet. Our online stores are designed to serve as an extension of the in-store experience and offer a wide selection of merchandise, which helps expand in-store sales. Internet operations for both Wet Seal and Arden B are included in their respective operating segments.

See Note 7 of the Notes to Condensed Consolidated Financial Statements and Segment Information elsewhere within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for financial information regarding segment reporting.

Current Trends and Outlook

We currently operate in a challenging retail environment driven by several factors, including disruptions in the U.S. housing and financial markets, increasing unemployment rates across all regions of the U.S. and significant declines in consumer confidence and spending. During the fourth calendar quarter of 2008 and the first and second calendar quarters of 2009, U.S. gross domestic product decreased 6.3%, 1.0% and 6.4%, respectively, on a year-over-year basis. Although U.S. gross domestic product showed improvement in the third calendar quarter of 2009, with an increase of 3.5% on a year-over-year basis, we continue to experience a volatile, and generally weak, retail environment. Our operating performance is susceptible to these general economic conditions, which have impacted consumer confidence and discretionary consumer spending in the United States. These trends have led to a highly promotional retail environment, negatively impacting our margins. If the conditions remain uncertain or continue to be volatile, our operating performance may continue to be adversely affected.

Our comparable store sales decreased 6.2% for the 13 weeks ended October 31, 2009, driven by a 7.6% comparable store sales decline in our Wet Seal division, partially offset by a 1.3% comparable store sales increase in our Arden B division. The Wet Seal division comparable store sales decline was primarily driven by average unit retail price and transaction volume declines. These declines were partially offset by an increase in Wet Seal’s units purchased per customer. The Arden B division comparable store sales increase was primarily driven by a significant increase in transaction volumes, partially offset by a decline in comparable store average dollar sales, which were both due to our strategic decision to lower price points approximately 20% to 25% across all product categories in January 2009.

We continue to make progress on several key initiatives at both divisions during 2009. We hired two new divisional merchandise managers at Wet Seal in July 2009 and appointed Sharon Hughes, formerly a consultant to the business since February 2008, as the President and Chief Merchandise Officer at Arden B in November 2009. Recently, however, our President and Chief Merchandise Officer of our Wet Seal division resigned, and we have commenced a search for her replacement. We continue to focus upon inventory management, operating efficiencies at both divisions, increasing store level efficiencies and lowering operating costs. We will continue to take steps to re-grow sales productivity at Arden B, including sustaining higher inventory levels in an effort to facilitate consistent comparable store sales growth and balancing the right number of styles and mix of price points by store. We will also continue to focus on refining merchandise mix at Wet Seal. At the same time, we will remain focused on continuing productivity and cost savings initiatives, as well as on several initiatives to improve sales productivity at both divisions.

Our strategy is to return to positive comparable store sales growth, sustain improvements in our Arden B business, expand our existing retail store base and expand our online businesses. We are also taking several steps to drive higher sales productivity in our retail stores, including improved store layout and visual displays, and have embarked on several initiatives to improve gross margins, including efforts to optimize sourcing of merchandise, enhance our inventory planning and allocation functions, better align merchandise mix with target customer wants and improve supply chain efficiency through better coordination among and within our vendor, internal distribution and store operations organizations.

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

Store Openings and Closures

During the 39 weeks ended October 31, 2009, we opened 13 and closed two Wet Seal stores and we opened one and closed eight Arden B stores. We believe future closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease.

During the fourth quarter of fiscal 2009, we expect to open approximately four new Wet Seal stores and anticipate closing a similar number of combined Wet Seal and Arden B stores when their leases expire, so we estimate nominal store count change, if any, in fiscal 2009.

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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-based compensation, income taxes and insurance reserves. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. However, we have made a change in estimated breakage for unredeemed gift cards, gift certificates and store credits and a change in forfeiture rate estimates for executives and other employees affecting stock based compensation, and we continue to evaluate available evidence supporting our 100% valuation allowance against our net deferred income tax assets. The following updates the Form 10-K discussions of our critical accounting policies for revenue recognition, stock-based compensation and income taxes.

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

Income Taxes

We began fiscal 2009 with approximately $117.9 million of federal net operating loss (“NOL”) carry forwards available to offset taxable income in fiscal 2009 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code (“Section 382”). Subject to potential further adjustment, we believe NOL carry forwards available will be sufficient to offset any possible federal regular taxable income in fiscal 2009. Accordingly, if we generate taxable income in fiscal 2009, we expect we would report an effective income tax rate of approximately 2.7% related to a limited portion of federal alternative minimum taxes that cannot be offset by NOL carry forwards, income taxes in the State of California, which cannot be offset by NOL carry forwards, and certain other state income taxes.

Currently, we maintain a 100% valuation allowance against our net deferred income tax assets, which are comprised primarily of our NOL carry forwards. As of October 31, 2009, evidence does not support realization of these net deferred income tax assets. As we continue to evaluate available evidence, it is possible that some or all of our deferred income tax assets may be deemed realizable and, accordingly, the valuation allowance recorded against those deferred income tax assets may be reversed at or before the end of the current fiscal year. If such valuation allowance is reversed, we would record an immediate benefit to income taxes for a substantial majority of the reversal and would record an increase to additional paid-in capital for the remainder of the reversal. Prospectively, we would then report an effective income tax rate much closer to statutory rates, which we estimate to be in the range of 38% to 39%. However, this would not change our current expectation that we will not incur significant cash income tax payments in fiscal 2009 or fiscal 2010 as we continue to utilize available NOL carry forwards.

Our current expectations regarding the federal NOL carry forward we may use annually is based on calculations made by management which calculations determined that we incurred “ownership changes”, as defined in Section 382, in April 2005 and December 2006 that require re-calculation of NOL carry forward annual utilization limits. Such ownership changes can result merely from an accumulation of normal market trading activity in our Class A common stock (“common stock”) over time. The NOL carry forward annual utilization limits determined upon an ownership change depend on, among other things, our market capitalization and long-term federal interest rates on the ownership change date. If we were to determine we had incurred another ownership change at some time after December 2006, we would be required to re-calculate our annual federal NOL carry forward utilization limit, which could result in a decrease to NOL carry forwards annually available to offset taxable income.

Recently Adopted Accounting Pronouncements

Effective July 2009, the Financial Accounting Standards Board (FASB) codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Since the codification did not alter existing GAAP, it did not have an impact on our condensed consolidated financial statements. All references to pre-codified GAAP have been removed from this Form 10-Q.

In June 2008, the FASB issued guidance which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with nonforfeitable dividend rights, irrespective of whether the entity declares and/or pays a dividend. Guidance was effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Effective February 1, 2009, we adopted this guidance and it did not significantly impact our condensed consolidated financial statements. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information.

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the condensed consolidated financial statements are issued or are available to be issued. Among other items, this guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual periods ending after June 15, 2009, and our adoption of it on August 1, 2009 resulted in no impact on our condensed consolidated financial statements except for the necessary disclosures. We have evaluated subsequent events through the date of issuance of these condensed consolidated financial statements, December 2, 2009.

New Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued guidance related to revenue arrangements with multiple deliverables. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. Such guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not believe adoption of this guidance will have any effect on our condensed consolidated financial statements.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week and 39-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.0	68.7	70.9	67.0

Gross margin	29.0	31.3	29.1	33.0
Selling, general, and administrative expenses	25.5	26.1	25.4	26.5
Asset impairment	0.2	0.4	0.5	0.2

Operating income	3.3	4.8	3.2	6.3
Interest (expense) income, net	(0.1)	0.2	(0.0)	(0.2)

Income before provision for income taxes	3.2	5.0	3.2	6.1
Provision for income taxes	0.0	0.4	0.1	0.2

Net income	3.2%	4.6%	3.1%	5.9%

Thirteen Weeks Ended October 31, 2009, Compared to Thirteen Weeks Ended November 1, 2008

Net sales

13 Weeks Ended October 31, 2009	Change From Prior Fiscal Period	13 Weeks Ended November 1, 2008
($ in millions)
Net sales	$141.5	$(5.1)	(3.5)%	$146.6
Comparable store sales decrease	(6.2)%

Net sales for the 13 weeks ended October 31, 2009, decreased primarily as a result of the following:

•

A decrease of 6.2% in comparable store sales resulting from a 1.8% decline in comparable store average dollar sales and a 3.8% decrease in comparable store average transaction counts. Comparable store average dollar sales decreased mainly due to a 4.5% decline in our average unit retail prices, primarily driven by increased promotional activity and an increase in clearance sales at Wet Seal and our strategic decision to significantly lower price points at Arden B in January 2009, and a decline in Wet Seal frequent buyer program membership sales, partially offset by a 3.1% increase in the number of units purchased per customer, compared to the prior year.

However, these factors were partially offset by:

•	An increase of $1.0 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales.

Cost of sales

13 Weeks Ended October 31, 2009	Change From Prior Fiscal Period	13 Weeks Ended November 1, 2008
($ in millions)
Cost of sales	$100.5	$(0.2)	(0.2)%	$100.7
Percentage of net sales	71.0%	2.3%	68.7%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with design, buying, planning and allocation; processing, receiving and other warehouse costs; rent; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales as a percentage of net sales increased due primarily to a decrease in merchandise margin as a result of lower initial markup and a higher markdown rate in our Wet Seal division, partially offset by a decrease in the markdown rate for our Arden B division, compared to the prior year. Additionally, cost of sales was negatively impacted by an increase in occupancy costs, primarily due to normal inflation of rents and common area maintenance charges for new stores and remodels/relocations and the deleveraging effect on occupancy cost from our comparable stores sales decrease in our Wet Seal division. Cost of sales was positively impacted by a decrease in buying, planning and allocation costs, primarily due to eliminated positions upon restructuring of the Arden B buying and design organization, favorable impact on stock-based compensation from forfeitures from previously employed executives and a change in stock compensation forfeiture rate from 10% to 15% based on historical analysis, a reduction in recruiting as the prior year quarter included a recruiting retainer fee to search for a chief merchandise officer in the Wet Seal division and a decrease in distribution costs due to operational efficiencies.

Selling, general, and administrative expenses (SG&A)

13 Weeks Ended October 31, 2009	Change From Prior Fiscal Period	13 Weeks Ended November 1, 2008
($ in millions)
Selling, general, and administrative expenses	$36.0	$(2.3)	(6.1)%	$38.3
Percentage of net sales	25.5%	(0.6)%	26.1%

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

Selling expenses decreased approximately $1.7 million from the prior year to $28.8 million. As a percentage of net sales, selling expense was 20.4% of net sales, or 30 basis points lower, as a percentage of net sales, than a year ago.

The following contributed to the current year decrease in selling expenses:

•	A $1.8 million decrease in payroll and benefits costs as a result of lower sales volume, improved efficiency in controlling labor hours and a decrease in claim costs in our employee health care plan;

•	A $0.1 million decrease in advertising and marketing expenditures due to a decrease in in-store signage and the shift to more cost-effective advertising activities at our Arden B division;

•	A $0.1 million decrease in store and field travel costs; and

•	A $0.1 million net decrease in other selling expenses.

However, the decreases in selling expenses were partially offset by the following increases:

•	A $0.2 million increase in Internet production and ordering costs due to higher sales volume;

•	A $0.1 million increase in store supply costs; and

•	A $0.1 million increase in merchandise delivery costs as a result of an increase in units processed compared to the prior year quarter.

General and administrative expenses decreased approximately $0.6 million from the prior year to $7.2 million. As a percentage of net sales, general and administrative expenses were 5.1%, or 30 basis points lower, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	A $0.3 million decrease in corporate wages, primarily due to reduced staffing levels from the January 2009 organizational restructuring;

•	A $0.2 million decrease in corporate bonuses based on our financial performance relative to bonus targets;

•	A $0.1 million decrease in stock compensation, primarily due the favorable impact of forfeitures from previously employed executives and a change in stock compensation forfeiture rate from 10% to 15%;

•	A $0.1 million decrease in insurance due to favorably negotiated rates upon renewals; and

•	A $0.1 million decrease in consultant fees.

However, the decreases in general and administrative expenses were partially offset by the following increase:

•	A $0.2 million increase in legal fees associated with various litigation matters.

Asset impairment

13 Weeks Ended October 31, 2009	Change From Prior Fiscal Period	13 Weeks Ended November 1, 2008
($ in millions)
Asset impairment	$0.3	$(0.2)	(35.6)%	$0.5
Percentage of net sales	0.2%	(0.2)%	0.4%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended October 31, 2009, and the 13 weeks ended November 1, 2008, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $0.3 million and $0.5 million, respectively.

Interest (expense) income, net

13 Weeks Ended October 31, 2009	Change From Prior Fiscal Period	13 Weeks Ended November 1, 2008
($ in millions)
Interest (expense) income, net	$(0.2)	$(0.6)	(143.1)%	$0.4
Percentage of net sales	(0.1)%	(0.3)%	0.2%

We incurred a nominal amount of interest expense, net, in the 13 weeks ended October 31, 2009, comprised of:

•

Non-cash interest expense of $0.2 million with respect to our secured convertible notes, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; partially offset by;

•	Interest income of less than $0.1 million from investments in cash and cash equivalents.

We generated interest income, net, of $0.4 million in the 13 weeks ended November 1, 2008, comprised of:

•	Interest income of $0.6 million from investments in cash and cash equivalents; and

•

Non-cash interest expense of $0.2 million with respect to our secured convertible notes comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal.

Provision for income taxes

	13 Weeks Ended October 31, 2009	Change From Prior Fiscal Period		13 Weeks Ended November 1, 2008
		($ in millions)
Provision for income taxes	$0.0	$(0.6)	96.4%	$0.6

We have NOL carry forwards available, subject to certain limitation, to offset our regular taxable income. We recognized a provision for income taxes that resulted in an effective tax rate of 2.7% for federal and state income taxes. This effective rate is based on the portion of our estimated alternative minimum taxable income for fiscal 2009 that cannot be offset by NOLs. During the 13-week period ended October 31, 2009, we generated a nominal income tax benefit to reflect a prior period income tax overpayment to Puerto Rico.

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

Wet Seal:

(In thousands, except sales per square foot and store count data)	13 Weeks Ended October 31, 2009	13 Weeks Ended November 1, 2008
Net sales	$119,105	$122,487
Percentage of consolidated net sales	84%	84%
Comparable store sales percentage decrease compared to the prior year fiscal quarter	(7.6)%	(3.0)%
Operating income	$10,378	$16,760
Sales per square foot	$68	$72
Number of stores as of quarter end	420	409
Square footage as of quarter end	1,655	1,610

Wet Seal comparable stores sales decreased 7.6% during the 13 weeks ended October 31, 2009, compared to a prior year quarter decrease of 3.0%. The decrease during the 13 weeks ended October 31, 2009, was due primarily to a 6.6% decrease in comparable store average transaction counts per store and a 0.2% decrease in comparable store average dollar sale. The decrease in comparable store average dollar sale resulted from a 3.8% decrease in our average unit retail prices and a decline in frequent buyer program membership sales, partially offset by a 4.2% increase in units purchased per customer. The net sales decrease was attributable to the comparable store sales decline, partially offset by a $0.7 million increase in net sales in our internet business and a $4.7 million increase in stores not in the comparable store base.

While we believe the challenging economic environment contributed to the Wet Seal performance decline, we also believe the softening in the screen tees trend within our tops business and our light positions in dresses and certain accessories, primarily jewelry, also negatively affected sales. We believe we have improved our inventory mix issues in the third quarter and believe we are positioned well for the holiday season. However, we will continue to focus on improving our inventory assortment in dresses to support continued sales improvement.

Wet Seal’s operating income decreased to 8.7% of net sales during the 13 weeks ended October 31, 2009, from 13.7% during the 13 weeks ended November 1, 2008. The decrease in operating income, as a percentage of sales, was due primarily to a decrease in merchandise margin as a result of higher markdown rates, a decrease in initial markup rates and the deleveraging effect of a decrease in comparable store sales on occupancy costs, compared to the prior year. Additionally, during the 13 weeks ended October 31, 2009, and the 13 weeks ended November 1, 2008, operating income included asset impairment charges of $0.3 million and $0.1 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Arden B:

(In thousands, except sales per square foot and store count data)	13 Weeks Ended October 31, 2009	13 Weeks Ended November 1, 2008
Net sales	$22,441	$24,157
Percentage of consolidated net sales	16%	16%
Comparable store sales percentage increase (decrease) compared to the prior year fiscal quarter	1.3%	(25.0)%
Operating income (loss)	$1,444	$(2,257)
Sales per square foot	$82	$78
Number of stores as of quarter end	80	91
Square footage as of quarter end	244	283

Arden B comparable stores sales increased 1.3% during the 13 weeks ended October 31, 2009, compared to a prior year quarter decrease of 25.0%. The increase during the 13 weeks ended October 31, 2009, was due primarily to a 36.6% increase in comparable store average transaction counts per store, partially offset by a 25.9% decrease in comparable store average dollar sale, which reflects our strategic decision to significantly lower price points across all categories in January 2009. The decrease in the average dollar sale resulted from a 28.8% decline in our average unit retail prices, partially offset by a 4.5% increase in units purchased per customer. The net sales decrease was attributable to the decrease in the number of stores compared to prior year, partially offset by the comparable store sales increase and a $0.3 million increase in net sales in our internet business.

Arden B generated operating income of 6.4% of net sales during the 13 weeks ended October 31, 2009, compared to an operating loss of 9.3% of net sales during the 13 weeks ended November 1, 2008. The improvement in operating results was due primarily to an increase in merchandise margin resulting from a significant decrease in markdown rates, a decrease in buying costs upon restructuring the Arden B buying and design groups, partially offset by an increase in seasonal merchant incentive bonus due to improvement in divisional performance, a decrease in occupancy costs due to a decrease in depreciation expense as a result of a number of underperforming Arden B stores being impaired during fiscal 2008, the decrease in store counts from 91 stores as of November 1, 2008, to 80 stores as of October 31, 2009, and a decrease in store payroll costs as a result of lower sales and improved efficiency in controlling labor hours compared to the prior year. Additionally, during the 13 weeks ended October 31, 2009, and the 13 weeks ended November 1, 2008, operating income (loss) included asset impairment charges of less than $0.1 million and $0.4 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Thirty-Nine Weeks Ended October 31, 2009, Compared to Thirty-Nine Weeks Ended November 1, 2008

Net sales

	39 Weeks Ended October 31, 2009	Change From Prior Fiscal Period		39 Weeks Ended November 1, 2008
		($ in millions)
Net sales	$409.9	$(28.2)	(6.4)%	$438.1
Comparable store sales decrease		(8.1)%

Net sales for the 39 weeks ended October 31, 2009, decreased primarily as a result of the following:

•

A decrease of 8.1% in comparable store sales resulting from a 4.4% decline in comparable store average dollar sales and a 3.3% decrease in comparable store average transaction counts. Comparable store average dollar sales decreased mainly due to a 11.3% decline in our average unit retail prices, primarily driven by increased promotional activity and an increase in clearance sales at Wet Seal and our strategic decision to significantly lower price points at Arden B in January 2009, and a decline in Wet Seal frequent buyer program membership sales, partially offset by an 8.5% increase in the number of units purchased per customer, compared to the prior year, primarily at Wet Seal.

However, these factors were partially offset by:

•

An increase of $1.2 million in net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding for more than two years from their respective issuance dates; and

•	An increase of $1.9 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales.

Cost of sales

	39 Weeks Ended October 31, 2009	Change From Prior Fiscal Period		39 Weeks Ended November 1, 2008
		($ in millions)
Cost of sales	$290.5	$(3.0)	(1.0)%	$293.5
Percentage of net sales	70.9%		3.9%	67.0%

Cost of sales decreased in dollars primarily as a result of the decrease in net sales. Cost of sales increased as a percentage of net sales primarily due to a decrease in merchandise margin. Merchandise margin decreased as a result of an increase in markdown rates for our Wet Seal division, partially offset by a lower markdown rate in our Arden B division, and a decrease in initial markup rates in both divisions. Additionally, cost of sales was negatively impacted by an increase in occupancy costs primarily due to normal inflation of rents and common area maintenance charges for new stores and remodels/relocations and the deleveraging effect on occupancy cost from our comparable stores sales decrease. Cost of sales was positively impacted by a decrease in buying, planning and allocation costs primarily due to eliminated positions upon restructuring of the Arden B buying and design organization, favorable impact on stock-based compensation from forfeitures from previously employed executives and a change in stock compensation forfeiture rate from 10% to 15% based on historical analysis, a reduction in recruiting as the prior year period included a recruiting retainer fee to search for a chief merchandise officer in the Wet Seal division, and a decrease in distribution costs due to operational efficiencies.

Selling, general, and administrative expenses (SG&A)

39 Weeks Ended October 31, 2009	Change From Prior Fiscal Period	39 Weeks Ended November 1, 2008
($ in millions)
Selling, general, and administrative expenses	$104.3	$(11.9)	(10.3)%	$116.2
Percentage of net sales	25.4%	(1.1)%	26.5%

Selling expenses decreased approximately $8.5 million from the prior year to $84.0 million. As a percentage of net sales, selling expense was 20.5% of net sales, or 60 basis points lower, as a percentage of net sales, than a year ago.

The following contributed to the current year decrease in selling expenses:

•	A $7.0 million decrease in payroll and benefits costs as a result of lower sales volume, improved efficiency in controlling labor hours and a decrease in claim costs in our employee health care plan;

•	A $0.6 million decrease in advertising and marketing expenditures due to a decrease in in-store signage and the shift to more cost-effective advertising activities at our Arden B division;

•	A $0.3 million decrease in merchandise delivery costs as a result of a decrease in units processed and slightly lower cost per unit due to lower fuel surcharges compared to the prior year;

•	A $0.2 million decrease in store and field travel costs;

•	A $0.2 million decrease in store and field meetings and seminars expense;

•	A $0.1 million decrease in bags and boxes usage as a result of lower sales volume;

•	A $0.1 million decrease in stock compensation expense related to forfeitures for terminated employees;

•	A $0.1 million decrease in inventory service fees as a result of favorable cost negotiations; and

•	A $0.1 million decrease in field bonuses due to fewer employees reaching sales goal targets.

However, the decreases in selling expenses were partially offset by the following increase:

•	A $0.2 million increase in credit card fees.

General and administrative expenses decreased approximately $3.4 million from the prior year to $20.3 million. As a percentage of net sales, general and administrative expenses were 4.9%, or 50 basis points lower, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	A $1.2 million decrease in corporate wages, primarily due to reduced staffing levels from the January 2009 organizational restructuring;

•	A $1.1 million decrease in corporate bonuses based on our financial performance relative to bonus targets;

•	A $0.7 million decrease in stock compensation, primarily due the favorable impact of forfeitures from previously employed executives and a change in stock compensation forfeiture rate from 10% to 15%;

•	A $0.3 million decrease in consultant fees;

•	A $0.2 million decrease in insurance due to favorably negotiated rates upon renewals;

•	A $0.1 million decrease in depreciation due to certain corporate assets becoming fully depreciated in the current year; and

•	A $0.2 million net decrease in other general and administrative costs.

However, the decreases in general and administrative expenses were partially offset by the following increase:

•	A $0.3 million increase in legal fees associated with various litigation matters.

Asset impairment

	39 Weeks Ended October 31, 2009	Change From Prior Fiscal Period		39 Weeks Ended November 1, 2008
		($ in millions)
Asset impairment	$1.9	$1.1	129.4%	$0.8
Percentage of net sales	0.5%		0.3%	0.2%

Based on our assessments of the carrying value of long-lived assets, during the 39 weeks ended October 31, 2009, and the 39 weeks ended November 1, 2008, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $1.9 million and $0.8 million, respectively.

Interest expense, net

39 Weeks Ended October 31, 2009	Change From Prior Fiscal Period	39 Weeks Ended November 1, 2008
($ in millions)
Interest expense, net	$(0.3)	$(0.4)	(60.4)%	$(0.7)
Percentage of net sales	(0.0)%	(0.2)%	(0.2)%

We incurred interest expense, net, of $0.3 million in the 39 weeks ended October 31, 2009, comprised of:

•

Non-cash interest expense of $0.6 million with respect to our secured convertible notes, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; partially offset by;

•	Interest income of $0.3 million from investments in cash and cash equivalents.

We incurred interest expense, net, of $0.7 million in the 39 weeks ended November 1, 2008, comprised of:

•	Net accelerated interest charges of $1.9 million upon the conversion of $3.4 million of convertible notes into 2,274,804 shares of our common stock;

•

A non-cash interest expense of $0.6 million with respect to our secured convertible notes comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal;

•	Amortization of deferred financing costs of $0.1 million associated with our revolving credit facility and secured convertible notes;

•	Non-cash interest credit of $0.1 million to recognize the decrease in market value of a derivative liability; and

•	Interest income of $1.8 million from investments in cash and cash equivalents.

Provision for income taxes

	39 Weeks Ended October 31, 2009	Change From Prior Fiscal Period		39 Weeks Ended November 1, 2008
		($ in millions)
Provision for income taxes	$0.3	$(0.7)	72.3%	$1.0

We have NOL carry forwards available, subject to certain limitation, to offset our regular taxable income. We recognized a provision for income taxes that resulted in an effective tax rate of 2.7% for federal and state income taxes. This effective rate is based on the portion of our estimated alternative minimum taxable income for fiscal 2009 that cannot be offset by NOLs. During the 39 weeks ended October 31, 2009, we generated a nominal income tax benefit to reflect a prior period income tax overpayment to Puerto Rico.

Segment Information

Wet Seal:

(In thousands, except sales per square foot and store count data)	39 Weeks Ended October 31, 2009	39 Weeks Ended November 1, 2008
Net sales	$338,987	$360,365
Percentage of consolidated net sales	83%	82%
Comparable store sales percentage decrease compared to the prior year fiscal period	(9.2)%	(2.7)%
Operating income	$26,315	$51,934
Sales per square foot	$196	$215
Number of stores as of period end	420	409
Square footage as of period end	1,655	1,610

Wet Seal comparable stores sales decreased 9.2% during the 39 weeks ended October 31, 2009, compared to a prior year decrease of 2.7%. The decrease during the 39 weeks ended October 31, 2009, was due primarily to a 2.9% decline in comparable store average dollar sale and a 5.8% decrease in comparable store average transaction counts per store. The decrease in comparable store average dollar sale resulted from a 11.0% decrease in our average unit retail prices and a decline in frequent buyer program membership sales, partially offset by a 10.0% increase in units purchased per customer. The net sales decrease was attributable to the comparable store sales decline, partially offset by a $0.8 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates and a $0.3 million increase in net sales in our internet business and a $8.4 million increase in stores not in the comparable store base.

Wet Seal’s operating income decreased to 7.8% of net sales during the 39 weeks ended October 31, 2009, from 14.4% during the 39 weeks ended November 1, 2008. The decrease in operating income, as a percentage of sales, was due primarily to a decrease in merchandise margin as a result of higher markdown rates and a decrease in initial markup rates and the deleveraging effect of a decrease in comparable store sales on occupancy costs, compared to the prior year. Additionally, during the 39 weeks ended October 31, 2009, and the 39 weeks ended November 1, 2008, operating income included asset impairment charges of $1.8 million and $0.4 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. Operating income for the 39 weeks ended October 31, 2009, also included the $0.8 million breakage benefit noted above.

Arden B:

(In thousands, except sales per square foot and store count data)	39 Weeks Ended October 31, 2009	39 Weeks Ended November 1, 2008
Net sales	$70,934	$77,729
Percentage of consolidated net sales	17%	18%
Comparable store sales percentage decrease compared to the prior year fiscal period	(2.5)%	(20.2)%
Operating income (loss)	$7,221	$(2,112)
Sales per square foot	$251	$248
Number of stores as of quarter end	80	91
Square footage as of quarter end	244	283

Arden B comparable stores sales decreased 2.5% during the 39 weeks ended October 31, 2009, compared to a prior year decrease of 20.2%. The decrease during the 39 weeks ended October 31, 2009, was due primarily to a 26.0% decrease in comparable store average dollar sale, which reflects our strategic decision to significantly lower price points across all categories in January 2009, largely offset by a 31.7% increase in comparable store average transaction counts per store. The decrease in the average dollar sale resulted from a 27.4% decline in our average unit retail prices, slightly offset by a 1.7% increase in units purchased per customer. The net sales decrease was attributable to the comparable store sales decline and the decrease in the number of stores compared to prior year, partially offset by $0.4 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates and a $1.6 million increase in net sales in our internet business.

Arden B generated operating income of 10.2% of net sales during the 39 weeks ended October 31, 2009, compared to an operating loss of 2.7% of net sales during the 39 weeks ended November 1, 2008. The improvement in operating results was due primarily to an increase in merchandise margin resulting from a significant decrease in markdown rates, a decrease in buying costs upon restructuring the Arden B buying and design groups, partially offset by an increase in seasonal merchant incentive bonus due to improvement in divisional performance, a decrease in occupancy costs due to a decrease in depreciation expense as a result of a number of underperforming Arden B stores being impaired during fiscal 2008, the decrease in store counts from 91 stores as of November 1, 2008, to 80 stores as of October 31, 2009, and a decrease in store payroll costs as a result of lower sales and improved efficiency in controlling labor hours compared to the prior year. Additionally, during the 39 weeks ended October 31, 2009, and the 39 weeks ended November 1, 2008, operating income (loss) included asset impairment charges of less than $0.1 million and $0.4 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. Operating income for the 39 weeks ended October 31, 2009, also included the $0.4 million breakage benefit noted above.

Liquidity and Capital Resources

Net cash provided by operating activities was $19.2 million for the 39 weeks ended October 31, 2009, compared to $36.2 million for the same period last year. For the 39 weeks ended October 31, 2009, operating cash flows were due to our net income of $12.6 million and net non-cash charges, primarily depreciation and amortization, asset impairment, stock-based compensation and non-cash interest expense, of $15.1 million, partially offset by an increase in merchandise inventories, net of an increase in merchandise accounts payable, of $3.2 million, and a net use of cash from changes in other operating assets and liabilities of $5.3 million, including gift card, gift certificate and store credit breakage of $1.2 million. For the 39 weeks ended October 31, 2009, net cash used in investing activities of $17.6 million was comprised entirely of capital expenditures. Capital expenditures for the period were primarily for remodeling of existing Wet Seal stores upon lease renewals and/or store relocations, the construction of new Wet Seal stores, and investment in development of new markdown optimization, point-of-sale operating systems and distribution sorting system. Capital expenditures that remain unpaid as of October 31, 2009, have increased $2.4 million since the end of fiscal 2008. We expect to pay nearly all of the total balance of such amounts payable, in the amount of $5.3 million, during the fourth quarter of fiscal 2009.

We estimate that, in fiscal 2009, capital expenditures will be between $22 million and $23 million, net of approximately $2 million in landlord tenant improvement allowances. Of the total net capital expenditures, approximately $17 million is expected to be for the remodeling of existing Wet Seal stores upon lease renewals and/or store relocations or the construction of new Wet Seal stores.

For the 39 weeks ended October 31, 2009, net cash provided by financing activities was $0.5 million, comprised of proceeds from investor exercises of common stock warrants, which resulted in the issuance of 183,572 shares of our Class A common stock, and nominal proceeds from the exercise of stock options.

Total cash and cash equivalents at October 31, 2009, was $144.2 million, compared to $142.1 million at January 31, 2009.

We maintain a $35.0 million revolving credit facility, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the agreement. The revolving credit facility expires in May 2011. Under our revolving credit facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on our line of credit under the revolving credit facility is the prime rate or, if we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average excess availability, as defined under our revolving credit facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of October 31, 2009. We also incur fees on outstanding letters of credit under the revolving credit facility in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The revolving credit facility ranks senior in right of payment to our secured convertible notes. Borrowings under the revolving credit facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, SMLLC.

At October 31, 2009, the amount outstanding under the revolving credit facility consisted of $6.5 million in open commercial letters of credit related to merchandise purchases and $1.7 million in standby letters of credit. At October 31, 2009, we had $26.8 million available for cash advances and/or for the issuance of additional letters of credit. At October 31, 2009, we were in compliance with all covenant requirements in the revolving credit facility and the indenture governing our secured convertible notes.

On November 18, 2009, we announced our Board of Directors authorized us to repurchase shares of our Class A common stock having an aggregate purchase price of up to $12.5 million. Repurchases are at our option and can be discontinued at any time. There is currently no expiration date for this repurchase program. The repurchase program reflects what is currently permitted under our secured convertible notes indenture. In the future, we may seek additional stock repurchase capacity under the indenture and expand the stock repurchase program accordingly.

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

One of the factors that provides financing to a small portion of our merchandise vendor base, CIT Group Inc. (“CIT”), has recently filed for bankruptcy, which may threaten its financial viability and its ability to provide factoring services to its customers. If the financial condition of CIT were to deteriorate further and our vendors were unable to procure alternative factoring arrangements from competitors of CIT on the same or substantially similar terms, our ability to timely procure merchandise for our stores could be adversely affected. This could require the devotion of significant time and attention by our management to adequately resolve such matters. In turn, our results of operation and financial condition could suffer.

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

Interest Rate Risk

To the extent that we borrow under our revolving credit facility, we are exposed to market risk related to changes in interest rates. At October 31, 2009, no borrowings were outstanding under our revolving credit facility. As of October 31, 2009, we are not a party to any material derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal. Over a longer period, the impact of such changes could be significant, albeit indirectly, through increased charges in US dollars from our vendors that source their products internationally.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended October 31, 2009, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, or the Superior Court, on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. On May 6, 2009, the Court reversed and remanded the case for the Superior Court to re-evaluate the fairness of the settlement, which is expected to take place in December 2009. As of October 31, 2009, we have accrued an amount equal to the settlement amount in accrued liabilities in our condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us during the four-year period from May 22, 2003 through May 22, 2007. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. Discovery is ongoing and the Court has indicated that the class certification filing date and briefing schedule will be set at a status conference on December 15, 2009. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 31, 2009.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us during the four-year period from September 29, 2004 through September 29, 2008. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Our responsive plea was filed on November 14, 2008. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 31, 2009.

On March 18, 2009, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us since March 18, 2005. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. We reached an agreement to settle this matter, subject to Superior Court approval. As of October 31, 2009, we had accrued an amount equal to the settlement amount in accrued liabilities on our condensed consolidated balance sheet.

On April 24, 2009 the Pennsylvania Equal Employment Opportunity Council requested information and records relevant to several charges of discrimination. We are vigorously defending this investigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 31, 2009.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of the pending litigation, we have insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which we do not have insurance coverage. As of October 31, 2009, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factor represents an addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Our ability to procure merchandise could be adversely affected by changes in our vendors’ factoring arrangements with CIT Group, Inc.

CIT has recently filed for bankruptcy, which may threaten its financial viability and its ability to provide factoring services to its customers. Although we do not have a direct relationship with CIT, a small portion of our vendors who supply our company with merchandise have direct factoring arrangements with CIT. Vendors who engage in factoring transactions with CIT typically sell their accounts receivable to CIT at a discount in exchange for cash payments, which can be used to finance the business and operations of the vendors.

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

Recent changes in the senior management of the Wet Seal division may hinder our operations.

In November 2009, Ms. Maria Comfort announced her resignation as President and Chief Merchandise Officer of the Wet Seal division. Ms. Comfort had initially assumed this role after her predecessor resigned in May 2008. We have started a search to find a replacement for Ms. Comfort, but competition for qualified employees is intense and we may have difficulty attracting individuals to serve in the role of senior management of the Wet Seal division. In addition, our search may divert the attention of senior management from the business and operations of our company. Once we identify and attract a suitable replacement for Ms. Comfort, we anticipate that we will experience a transition period before the successor is fully integrated into the Wet Seal division.

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

THE WET SEAL, INC. (REGISTRANT)

Date: December 2, 2009	By:	/s/ Edmond S. Thomas
Edmond S. Thomas
President and Chief Executive Officer

Date: December 2, 2009	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer