Form 10-K
period 2010-01-30
WET SEAL INC
filed 2010-03-31
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Large accelerated filer:  ☐        Accelerated filer:  ☑        Nonaccelerated filer:  ☐        Smaller reporting company:  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of August 1, 2009 was approximately $320,398,000 based on the closing sale price of $3.30 per share as reported on the NASDAQ Global Market on July 31, 2009.

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at March 26, 2010, was 96,994,139. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at March 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of this Annual Report incorporates information by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 30, 2010.

THE WET SEAL, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended January 30, 2010

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

Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, and/or which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects,” “may,” “will,” or similar expressions. In addition, any statements concerning future financial performance, ongoing strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors, and the industry in which we do business, among other things. These statements are not guarantees of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

General

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. As of January 30, 2010, we operated 504 retail stores in 47 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

All references to “we,” “our,” “us,” and “our company” in this Annual Report mean The Wet Seal, Inc. and its wholly owned subsidiaries. All references in this Annual Report to “fiscal 2010,” “fiscal 2009,” “fiscal 2008,” “fiscal 2007,” “fiscal 2006,” “fiscal 2005,” and “fiscal 2004” mean the fiscal year ending January 29, 2011, and the fiscal years ended January 30, 2010, January 31, 2009, February 2, 2008, February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our corporate web site, www.wetsealinc.com, as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission the “SEC”. Our Code of Business Ethics and Conduct is also located within the Corporate Information section of our corporate web site. These documents are also available in print to any stockholder who requests a copy from our Investor Relations department. The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, these materials may be obtained at the web site maintained by the SEC at www.sec.gov. The content of our web sites (www.wetsealinc.com, www.wetseal.com, and www.ardenb.com) is not intended to be incorporated by reference in this Annual Report.

The names “Wet Seal” and “Arden B” (which are registered in the retail store services and other classes) are trademarks and service marks of our company. Each trademark, trade name, or service mark of any other company appearing in this Annual Report belongs to its respective owner.

Business Segments

We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B”. Although the two operating segments have many similarities in their products, production processes, distribution methods, and regulatory environment, there are differences in most of these areas and distinct differences in their economic characteristics. As a result, we consider these segments to be two distinct reportable segments.

Wet Seal. Wet Seal is a junior apparel brand for teenage girls who seek trend-focused and value-competitive clothing, with a target customer age of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced, fashionable and basic apparel and accessories.

Arden B. Arden B is a fashion brand at value price points for the feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 35 years old and seeks to deliver contemporary collections of fashion and basic separates and accessories for various aspects of the customers’ lifestyles.

We maintain a Web-based store located at www.wetseal.com, offering Wet Seal merchandise comparable to that carried in our stores to customers over the Internet. We also maintain a Web-based store located at www.ardenb.com, offering Arden B apparel and accessories comparable to those carried in our stores to customers over the Internet. Our online stores are designed to serve as an extension of the in-store experience and offer a wide selection of merchandise, which helps expand in-store sales. Internet operations for both Wet Seal and Arden B are included in their respective operating segments. In fiscal 2009, 2008, and 2007, we experienced rapid growth in both visitor traffic and our online sales, and we will continue to develop our Wet Seal and Arden B websites to increase their effectiveness in marketing our brands.

See Note 13 of the notes to consolidated financial statements for financial information regarding segment reporting, which information is incorporated herein by reference.

Our Stores

Wet Seal stores average approximately 3,900 square feet in size and in fiscal 2009 had average sales per square foot of $268. As of January 30, 2010, we operated 424 Wet Seal stores. Arden B stores average approximately 3,100 square feet in size and in fiscal 2009 had average sales per square foot of $339. As of January 30, 2010, we operated 80 Arden B stores.

During fiscal 2007, we opened 71 and closed 10 Wet Seal stores and opened seven and closed four Arden B stores. During fiscal 2008, we opened 13 and closed three Wet Seal stores and closed eight Arden B stores. During fiscal 2009, we opened 17 and closed two Wet Seal stores and opened one and closed eight Arden B stores.

We expect to open 25 to 40 Wet Seal stores, net of closings, during fiscal 2010. We currently expect to have no net change in the number of Arden B stores during fiscal 2010. However, if we sustain recent improved performance in the Arden B business through the first quarter of fiscal 2010, we may begin to pursue growth of the Arden B store base later in the year. We believe future closures for at least the next 12 months following the date of this Annual Report will primarily result from lease expirations where we decide not to extend, or are unable to extend, store leases. We may, however, accelerate the closure of underperforming stores prior to their lease expirations in cases where we can obtain favorable early lease terminations with the landlords or exercise certain rights contained in the leases. We have approximately 38 existing store leases scheduled to expire in fiscal 2010. Additionally, we plan to remodel or relocate approximately 40 Wet Seal and Arden B stores during fiscal 2010 upon lease renewals. We expect to negotiate new leases that will allow us to remain in a substantial majority of these locations. Our ability to increase the number of Wet Seal and Arden B stores in the future will depend, in part, on satisfactory cash flows from existing operations, the demand for our merchandise, our ability to find suitable mall or other locations with acceptable sites, satisfactory terms and satisfactory general business conditions. Our management does not believe there are significant geographic constraints on the locations of future stores.

Competitive Strengths

Experienced Management Team. Although we have recently had changes among our senior management team, the current members have extensive knowledge of our business and operations, which will be instrumental in managing our company through the current difficult economic environment and driving our company into the next phase of its growth cycle. Mr. Edmond S. Thomas, our president and chief executive officer since October 2007, formerly served as the president and chief operating officer of our company from 1992 to 2000. Our Chief Financial Officer, Mr. Steven H. Benrubi, served as our controller for over two years prior to his appointment as chief financial officer in September 2007. Ms. Sharon Hughes, our president and chief merchandise officer for our Arden B division, who most recently served as a consultant to run our Arden B merchandising team starting in February 2008, was an employee of our company from 1990 through 2002, during which period Ms. Hughes was involved in the formation of the Arden B division and held several different merchant roles, including senior vice president of merchandising. Ms. Kim Bajrech and Ms. Debbie Shinn, vice presidents and divisional merchandise managers for our Wet Seal division, joined the company in 2009 and have extensive experience in the junior apparel business. In addition, Ms. Bajrech was an employee of our company from 1990 to 2002. We are currently undergoing a search for a chief merchandise officer for our Wet Seal division.

Merchandising Models at Wet Seal and Arden B are Focused on Fast Fashion at Affordable Prices. At Wet Seal, we have developed considerable expertise in identifying, stocking and selling a broad assortment of fresh and fashionable apparel and accessories at competitive prices to its teenage customers. Since rejoining our company as a consultant in February 2008, and later becoming president and chief merchandise officer at Arden B, Ms. Hughes has also converted Arden B to the fast fashion merchandising model for its young contemporary business. Our buyers work closely with senior management to determine the optimal product selection and promotion and pricing strategies. A significant portion of our merchandise is sourced domestically or from domestic importers. This sourcing strategy enables us to ship new merchandise to the stores with high frequency and react quickly to changing fashion trends. We also take regular markdowns to effect the rapid sale of slow-moving inventory.

Improved Financial Condition. Since the completion of a recapitalization of our company in May 2005, our financial condition has improved significantly. From fiscal 2005 through 2007, we experienced positive comparable store sales growth, on a consolidated basis, in eight out of 12 fiscal quarters and generated positive cash flows from operations in each of those fiscal years. During fiscal 2008 and fiscal 2009, due in part to an extremely challenging economic environment, we experienced comparable store sales declines on a consolidated basis. However, in spite of these declines, as a result of our taking actions to reduce costs and more conservatively manage inventories, as well as significant recovery in the financial performance of our Arden B division beginning in fiscal 2009, we continue to experience strong cash flows from operations.

In recent years, we have increased our cash position and continue to maintain a low level of indebtedness. Through fiscal 2009, $51.3 million in principal amount of our convertible notes and $23.0 million in face amount of our convertible preferred stock had been converted into shares of our Class A common stock. Also, in fiscal 2009, 2007, and 2006, we repurchased 2.0 million, 3.6 million, and 2.4 million shares of our Class A common stock for $7.3 million, $20.1 million, and $15.1 million, respectively. We repurchased no common stock during fiscal 2008. As of January 30, 2010, our cash and cash equivalents were $161.7 million; total debt, net of discount, was $3.5 million; and stockholders’ equity was $266.7 million.

Strategy

As part of a strategic review of business operations, we have identified what we believe are significant opportunities to improve our business trends and drive sales improvement. The key elements of our opportunities are to:

Manage Business Conservatively in the Near Term Through the Difficult Economic Environment. We have taken many actions to ensure we remain financially strong through a difficult economic environment over the near term and to position ourselves to capitalize on the company’s growth and operating leverage opportunities when such environment improves. In anticipation of a continuing difficult retail environment, our near term goals include preserving a strong balance sheet, resuming moderate growth of our Wet Seal division store base, ensuring our capital expenditure investments made are accretive or provide efficiencies to the business, maintaining clean inventory levels and reducing costs opportunistically. As part of our cost-cutting initiatives, in January 2008 and January 2009, we eliminated 49 and 37 positions, respectively, in our corporate offices, and two and four positions, respectively, in our field operations, across numerous functional areas. We ended fiscal 2009 with an improved balance sheet, including a substantial cash position and nominal debt. We plan to open 25 to 40 Wet Seal stores, net of closings, during fiscal 2010. Additionally, we will continue to leverage our improved inventory management processes implemented in fiscal 2008 and new systems recently implemented and expected to be implemented in fiscal 2010; and plan to closely monitor inventory positions during fiscal 2010. Lastly, we will continue to operate with a much more cost-efficient, streamlined management organization by maintaining our past cost reductions and continuing to identify any new cost reduction opportunities across all areas of our business.

Improve Merchandise Margin. In our Wet Seal division, we identified and began acting upon opportunities to improve our planning and allocation function, merchandise mix, and markdown cadence in response to declining merchandise margin performance over the course of fiscal 2009. During fiscal 2010, we will leverage our previously enhanced merchandising profiles of each Wet Seal store and further integrate them into our planning and allocation function. We will also continue to improve upon our markdown cadence and size offerings by fully utilizing our markdown and size optimization systems, continue our focus on key merchandise item categories, further develop branded and private label assortments, and further optimize our expanded bottoms offerings in the merchandise mix. In our Arden B division, we will further improve our inventory management, merchandise mix and sourcing, and enhance our planning of promotional strategies across all product categories in order to build upon significant merchandise margin improvement generated in this division during fiscal 2009. We will stay focused on maintaining a merchandise mix balanced with customer needs and continue to make improvements to our sourcing processes and expand our sourcing base.

Improve Store Operations. Our store operation opportunities include improving customer service through continuing to obtain customer feedback and acting upon it to improve our business, continued simplification and/or elimination of nonselling activities, and improved performance in underperforming stores. We will continue to evaluate store activities to determine if excess tasks can be eliminated to facilitate greater focus on sales, and we plan to employ more detailed analysis and monitoring of the operating results of underperforming stores.

Improve Real Estate. We will continue to seek to improve our new and remodeled store economics and address pressure from rising occupancy and store construction costs. We will continue to rollout our new Wet Seal store prototype and enhanced fixturing to take advantage of a more attractive store design and enhance ease of merchandising to produce a more shopper-friendly environment. Additionally, we will test off-mall locations by opening a small number of Wet Seal stores in regional “power centers” during fiscal 2010. We will continue to build the pipeline for store growth and will begin moderately growing our store base, which we estimate will result in fiscal 2010 store openings of approximately 25 to 40 new Wet Seal stores, net of store closings, and may possibly begin to pursue growth of the Arden B store base starting in late fiscal 2010. Additionally, we plan to remodel or relocate approximately 40 Wet Seal and Arden B stores during fiscal 2010 upon lease renewals.

Improve Marketing. We believe we have the opportunity to continue to improve our marketing planning and our divisional merchandising strategies. We are developing specific plans for each division for fiscal 2010. We intend to place more emphasis on Internet marketing, including social networking, and will continue leveraging visual merchandising, celebrity-related promotions, and direct and grass roots marketing. Additionally, we will enhance our focus on marketing our frequent buyer and loyalty programs to drive sales and increase store traffic.

Improve Information Systems. We will complete implementation of a new point-of-sale system in all stores during fiscal 2010, which will improve system reliability and increase store operational efficiency when processing promotional transactions. We will also complete implementation of an updated retail merchandising system in fiscal 2010, which will improve merchandising decision support and increase efficiency of inventory management practices. Additionally, we will update short-term and long-term information systems strategies that will provide further efficiencies and cost controls.

Improve Physical Distribution and Transport. We will reconfigure and automate our existing distribution center, which will produce increased efficiencies and lead to cost savings. We began this project in late fiscal 2009 and estimate completion by July 2010.

Resume Our Positive Comparable Store Sales Trend. From fiscal 2005 through fiscal 2007, we experienced eight out of 12 quarters of positive comparable store sales results, on a consolidated basis. This resulted primarily from increased transaction counts and the number of items purchased per customer, partially offset by a decrease in average retail price per item sold due to a transition of the Wet Seal business to a “fast fashion” merchandising model and an accompanying change in pricing strategy. After positive comparable store sales results in the first quarter of fiscal 2007, we experienced three consecutive quarters of comparable store sales declines, on a consolidated basis, in the low single digits. As a result, consolidated comparable store sales for fiscal 2007 declined 1.1%, with the comparable sales at the Wet Seal stores increasing 1.2% and at the Arden B stores declining 8.2%. In fiscal 2008, as a result of an extremely challenging economic environment and continued deterioration of the Arden B business, we experienced an 8.5% decrease in comparable store sales, with the comparable sales at the Wet Seal stores declining 4.5% and at the Arden B stores declining 23.5%. In fiscal 2009, resulting from a continuation of a challenging economic environment and some merchandising misses, we experienced a 7.1% decrease in comparable stores sales, with the comparable sales at the Wet Seal stores declining 8.5%, partially offset by a 0.2% increase at the Arden B stores as we began to experience success in the second half of the year from the conversion of the Arden B business to a lower-priced fast fashion merchandising model.

Total Company Monthly Comparable Store Sales
Jan-05	8.2%	Jan-06	51.4%	Jan-07	3.6%	Jan-08	-5.7%	Jan-09	-14.7%	Jan-10	-3.7%
Feb-05	16.4%	Feb-06	29.3%	Feb-07	5.0%	Feb-08	-8.2%	Feb-09	-6.6%
Mar-05	36.3%	Mar-06	16.2%	Mar-07	10.9%	Mar-08	-10.8%	Mar-09	-11.4%
Apr-05	35.7%	Apr-06	17.0%	Apr-07	-9.6%	Apr-08	-1.9%	Apr-09	-2.2%
May-05	56.9%	May-06	-8.3%	May-07	1.9%	May-08	-2.0%	May-09	-8.4%
Jun-05	59.3%	Jun-06	-4.0%	Jun-07	0.7%	Jun-08	-2.9%	Jun-09	-11.1%
Jul-05	50.9%	Jul-06	6.4%	Jul-07	-7.2%	Jul-08	-8.2%	Jul-09	-12.1%
Aug-05	48.3%	Aug-06	8.7%	Aug-07	1.7%	Aug-08	-8.7%	Aug-09	-11.2%
Sep-05	44.9%	Sep-06	5.8%	Sep-07	-7.0%	Sep-08	-7.5%	Sep-09	-4.5%
Oct-05	46.6%	Oct-06	7.5%	Oct-07	-5.4%	Oct-08	-6.2%	Oct-09	-1.3%
Nov-05	51.5%	Nov-06	5.5%	Nov-07	-1.7%	Nov-08	-13.9%	Nov-09	-5.0%
Dec-05	38.5%	Dec-06	1.3%	Dec-07	0.6%	Dec-08	-12.5%	Dec-09	-4.6%

Wet Seal Monthly Comparable Store Sales
Jan-05	18.9%	Jan-06	83.7%	Jan-07	5.8%	Jan-08	-1.1%	Jan-09	-12.1%	Jan-10	-6.7%
Feb-05	27.1%	Feb-06	47.9%	Feb-07	5.2%	Feb-08	-3.6%	Feb-09	-5.6%
Mar-05	51.9%	Mar-06	26.0%	Mar-07	14.0%	Mar-08	-7.3%	Mar-09	-12.5%
Apr-05	55.7%	Apr-06	20.1%	Apr-07	-10.0%	Apr-08	3.1%	Apr-09	-4.0%
May-05	79.2%	May-06	-5.0%	May-07	3.1%	May-08	1.8%	May-09	-12.4%
Jun-05	95.4%	Jun-06	-4.0%	Jun-07	2.8%	Jun-08	-0.8%	Jun-09	-11.3%
Jul-05	89.9%	Jul-06	8.1%	Jul-07	-6.0%	Jul-08	-6.2%	Jul-09	-12.3%
Aug-05	74.8%	Aug-06	8.6%	Aug-07	5.4%	Aug-08	-5.4%	Aug-09	-12.6%
Sep-05	81.0%	Sep-06	8.3%	Sep-07	-4.7%	Sep-08	-3.1%	Sep-09	-5.3%
Oct-05	91.3%	Oct-06	8.7%	Oct-07	-3.7%	Oct-08	0.9%	Oct-09	-3.1%
Nov-05	89.0%	Nov-06	7.3%	Nov-07	0.0%	Nov-08	-9.7%	Nov-09	-5.8%
Dec-05	69.4%	Dec-06	2.1%	Dec-07	4.8%	Dec-08	-6.6%	Dec-09	-7.3%

Arden B Monthly Comparable Store Sales
Jan-05	-4.5%	Jan-06	5.2%	Jan-07	-2.7%	Jan-08	-21.2%	Jan-09	-27.0%	Jan-10	15.7%
Feb-05	0.6%	Feb-06	-4.6%	Feb-07	4.2%	Feb-08	-23.9%	Feb-09	-11.5%
Mar-05	11.0%	Mar-06	-4.8%	Mar-07	1.8%	Mar-08	-23.0%	Mar-09	-6.3%
Apr-05	-0.1%	Apr-06	8.7%	Apr-07	-8.3%	Apr-08	-17.2%	Apr-09	6.0%
May-05	17.8%	May-06	-16.9%	May-07	-1.7%	May-08	-15.1%	May-09	11.0%
Jun-05	1.9%	Jun-06	-4.1%	Jun-07	-6.0%	Jun-08	-10.7%	Jun-09	-10.3%
Jul-05	-8.2%	Jul-06	0.8%	Jul-07	-11.4%	Jul-08	-16.2%	Jul-09	-11.2%
Aug-05	-2.4%	Aug-06	9.1%	Aug-07	-12.0%	Aug-08	-24.7%	Aug-09	-1.8%
Sep-05	-4.3%	Sep-06	-0.7%	Sep-07	-13.6%	Sep-08	-21.7%	Sep-09	-1.1%
Oct-05	-8.2%	Oct-06	4.5%	Oct-07	-10.3%	Oct-08	-29.4%	Oct-09	8.2%
Nov-05	2.0%	Nov-06	0.8%	Nov-07	-6.7%	Nov-08	-27.9%	Nov-09	-1.5%
Dec-05	-5.0%	Dec-06	-0.7%	Dec-07	-12.7%	Dec-08	-36.9%	Dec-09	14.1%

In fiscal 2010, we plan to improve comparable store sales with the implementation of strategic initiatives noted above, which, among other things, includes continued focus on key trends, increased efficiencies in our planning and allocation functions from markdown and size optimization systems, improved promotional planning, ensuring inventory is maintained at sufficient levels to maximize business, and implementation of enhanced merchandising and point-of-sale systems.

Build Upon and Sustain Arden B Recovery. In February 2008, we engaged Ms. Hughes as a consultant to serve as the chief merchandise officer for Arden B under the direction and supervision of Mr. Thomas. In November 2009, Ms. Hughes was appointed president and chief merchandise officer for our Arden B division. Since her arrival, we have significantly reduced the size and cost of the Arden B merchandising organization, refined the product development and sourcing processes to include more partnering with merchandise suppliers, and adjusted our merchandise mix and our pricing and promotional strategies. Our new pricing and promotional strategies at Arden B included significant reductions in price points across all categories. As a result, during the third and fourth quarters of fiscal 2009, Arden B experienced positive comparable store sales results. However, we believe Arden B has yet to achieve its full potential with its target young contemporary customers. We aim to drive further sales and profitability improvement at Arden B through our distinctive, quality merchandise, unified apparel and accessory assortments, our value-pricing strategy, new fixturing to increase store capacity, and continually improving the in-store customer experience.

Expand our Online Business. We plan to continue to grow our Internet business through several initiatives, including expanding our customer databases by leveraging social networks and by more targeted Internet marketing programs. Although our Internet sales are modest compared to consolidated net sales, we experienced substantial growth in fiscal 2009. We believe our focus on introducing new channels to capture customers, continuing to increase Internet marketing, maintaining a consistent brand message across both channels, and being more focused with targeted marketing will allow us to continue to grow our online business. We are optimizing inventory allocated to the Internet business to better meet the demand of our Internet customers and have strengthened our buying and planning staff fully to meet the anticipated sales growth in this area. We also plan to continue to grow our Internet business through continued improvements to inventory planning, fulfillment, and customer service. The growth in our website traffic continues to be substantial, and the Internet is a key component for driving store traffic. Prior to the 2007 holiday season, we launched new website platforms for both divisions. The new websites support advanced merchandising capabilities, personalization based on browsing behavior and past purchase history, and testing tools to measure and determine the most effective content and promotional strategies. In fiscal 2009, we launched website features that allow for selling to countries outside the U.S., customers to search for and reserve denim at stores near them, customers to invite friends to shop with them online whereby each person can control and see the same screen, customers to shop online from their mobile devices and other features that continue to enhance our website and customer experience.

Design and Buying

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

Since fiscal 2004 for our Wet Seal division, and beginning in fiscal 2008 for our Arden B division, we have decreased our dependency on internally designed merchandise. This allows us more flexibility to respond to the changing fashion trends of our target customers, to buy in smaller lots, and to reduce sourcing lead times. See also “Allocation and Distribution” below.

Marketing, Advertising, and Promotion

We believe that our brands are among our most important assets. Our ability to successfully increase brand awareness is dependent upon our ability to address the changing needs and priorities of each brand’s target customers. To that end, we will continue our emphasis on visual merchandising, celebrity-related promotions, and direct and grass roots marketing. Additionally, we will build marketing strategies based on past successes of our frequent buyer and loyalty programs and will place more focus on building these programs. We will also be more aggressive with customer acquisition and increase our use of Internet marketing to drive increased store traffic.

During fiscal 2009, 2008, and 2007, we spent 0.4%, 0.5%, and 1.1%, respectively, of net sales on advertising. The decreases in fiscal 2009 and fiscal 2008 were primarily due to the elimination of print advertising programs and the decision not to execute certain advertising activities at our Arden B division due to merchandise content issues in fiscal 2008. In fiscal 2009, our primary marketing focus was on in-store promotion programs and Internet marketing for both Wet Seal and Arden B stores.

As discussed further in Note 1 of the notes to consolidated financial statements, we offer a frequent buyer program in our Wet Seal stores in order to build loyalty to the brand, increase the frequency of visits, promote multiple item purchases, and gain direct access to the customer. As part of this program, we send e-mails to participants to notify them of special in- store promotions. Our Arden B division also offers a loyalty program, “B Rewarded,” designed for the same purposes as that of our Wet Seal division.

Sourcing and Vendor Relationships

We purchase our merchandise from both domestic and foreign vendors. For fiscal 2009, approximately 18% of our retail merchandising receipts were directly imported from foreign vendors. Although in fiscal 2009 no single vendor provided more than 10% of our merchandise, management believes we are one of the largest customers of many of our smaller vendors. Quality control is monitored at the distribution points of our largest vendors and manufacturers, and merchandise is inspected upon arrival at our Foothill Ranch, California, facility.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier, and there are many vendors who could supply our merchandise.

Allocation and Distribution

Our merchandising effort primarily focuses on maintaining a regular flow of fresh, fashionable merchandise into our stores. Successful execution depends largely on our integrated planning, allocation, and distribution functions. By working closely with store operations management and merchandise buyers, our teams of planners and allocators manage inventory levels and coordinate allocation of merchandise to each of our stores based on sales volume and store size, demographics, climate, and other factors that may influence an individual store’s product mix. During fiscal 2008, we implemented merchandise planning software that assists us in streamlining the planning process. In fiscal 2009, we began and completed implementation of size optimization software that will improve our allocation of sizes to better align with each store’s needs.

All merchandise is received from vendors at our Foothill Ranch, California distribution center, where items are inspected and prepared for shipping to our stores. We ship all of our merchandise to our stores by common carrier. Consistent with our goal of maintaining the freshness of our product offerings, we frequently ship new merchandise to stores, and markdowns are taken regularly to effect the rapid sale of slow-moving inventory. In fiscal 2009, we implemented markdown optimization at our Wet Seal division to improve the speed of moving slow product and improve merchandise margins. Marked-down merchandise that remains unsold is either sent to clearance centers for deep discounting and sale, sent to the Internet store for selling, sold to an outside clearance company, or given to charity. The fulfillment process and distribution of merchandise for our online business is performed at our Foothill Ranch, California, distribution center.

Information and Control Systems

Our merchandise, financial, and store computer systems are integrated and operate using primarily Oracle® technology. We have invested in a large data warehouse that provides management, buyers, and planners comprehensive data that helps us identify emerging trends and manage inventories. The core merchandise system is frequently enhanced to support strategic business initiatives.

All of our stores have a point-of-sale system operating on software provided by a leading provider of specialty retailing point-of-sale systems. This system facilitates bar-coded ticket scanning, automatic price lookups, and centralized credit authorizations. All stores are networked to the corporate office via a centrally managed virtual private network. We utilize a store portal that is integrated with the corporate merchandise ERP system to provide the stores and corporate staff with current information regarding sales, promotions, inventory, and shipments, and enables more efficient communications with the corporate office. In fiscal 2007, we installed new wide area networking hardware at all stores, which incorporated upgrades to guard against security breaches to our stores point-of-sale system, completed our merchandise allocation system, upgraded our financial system, and launched new website platforms for the online businesses. In fiscal 2009, in order to further improve gross margin through the use of technology, we completed implementation of Oracle Markdown Optimization for our Wet Seal stores and began implementation of SAS Size Optimization. To enhance store efficiency, we began implementation activities for Oracle Retail Point-of-Sale that will be completed in fiscal 2010. A major upgrade to the Oracle Retail Merchandising system will also be fully implemented in fiscal 2010.

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

Trademarks

Our primary trademarks and service marks are WET SEAL and ARDEN B, which are registered in the United States Patent and Trademark Office. We also have registered, or have applications pending for, a number of other trademarks including, but not limited to, ACCOMPLICE, B. FIRST, B. REWARDED, ENR EVOLUTION NOT REVOLUTION, FASHION INSIDER, FIT IN. STAND OUT., GET IT. WEAR IT. FLAUNT IT., SEAL STASH, BLUE ASPHALT, CONTEMPO CASUALS, TREND SPOT, STYLIZER, REBELLIOUS, REBELLIOUS BY WET SEAL, A. AUBREY, and URBAN VIBE. In general, the registrations for these trademarks and service marks are renewable indefinitely as long as the marks are used as required under applicable regulations. We are not aware of any adverse claims or infringement actions relating to our trademarks or service marks.

Competition

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location, and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores, and certain other apparel retailers, including Aeropostale, Anthropologie, Abercrombie & Fitch, Charlotte Russe, Gap, Banana Republic, H&M, Old Navy, Pacific Sunwear, American Eagle, Target, Urban Outfitters, Forever 21, Express, J.C. Penney, Nordstrom, bebe, Zara, Guess?, BCBG, Rue 21, and other regional retailers. Many of our competitors are large national chains that have substantially greater financial, marketing, and other resources than we do. While we believe we compete effectively for favorable site locations and lease terms, competition for prime locations within malls is intense, and we cannot ensure that we will be able to obtain new locations on terms favorable to us, if at all.

Customers

Our company’s business is not dependent upon a single customer or small group of customers.

Environmental Matters

We are not aware of any federal, state, or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect on our operations of possible future environmental legislation or regulations. During fiscal 2009, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated for fiscal 2010.

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

Our company is also subject to federal and state laws governing such matters as employment and pay practices, overtime, and working conditions. The bulk of our company’s employees are paid on an hourly basis at rates related to the federal and state minimum wages. In the past, we have been assessed penalties or paid settlements to gain dismissal of lawsuits for noncompliance with certain of these laws, and future noncompliance could result in a material adverse effect on our company’s operations. In July 2006, May 2007, September 2008 and March 2009, we were served with class action complaints alleging violations under certain State of California labor laws. In November 2006, we reached an agreement to settle the July 2006 class action complaint for approximately $0.3 million, and as of February 2, 2008, we had accrued within accrued liabilities in our consolidated balance sheet an amount equal to this settlement amount. We have continued to retain this accrued amount within accrued liabilities in our consolidated balance sheet as of January 30, 2010. In February 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. On May 6, 2009, the Court reversed and remanded the case to the Superior Court to re-evaluate the fairness of the settlement, and a final hearing will take place in April 2010. We anticipate receiving the appellate decision by March 2010. In October 2009, we reached an agreement to settle the March 2009 complaint for approximately $0.2 million, subject to Superior Court approval, and as of January 30, 2010, we had accrued within accrued liabilities in our consolidated balance sheet an amount equal to this settlement. The Court has preliminarily approved the settlement and set a final approval hearing for June 3, 2010. We are vigorously defending the May 2007 and September 2008 complaints and are unable to predict the likely outcomes and whether such outcomes may have a material adverse effect on our results of operations or financial condition. Accordingly, no provisions for loss contingencies for the May 2007 and September 2008 complaints have been accrued as of January 30, 2010.

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

Employees

As of January 30, 2010, we had 6,148 employees, consisting of 1,897 full-time employees and 4,251 part-time employees. Full-time personnel consisted of 630 salaried employees and 1,267 hourly employees. All part-time personnel are hourly employees. Of all employees, 5,824 were sales personnel and 324 were administrative and distribution center personnel. Personnel at all levels of store operations are provided various opportunities for cash and/or other incentives based upon various individual store sales and other performance targets. All of our employees are nonunion, and, in management’s opinion, are paid competitively at current industry standards. We believe that our relationship with our employees is good.

Item 1A.	Risk Factors

Risks Related to our Business

General economic conditions, perceptions of such conditions by our customers and the impact on consumer confidence and consumer spending have adversely impacted our results of operations and may continue to do so.

Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending, and we believe the decline in comparable store sales in fiscal 2008 and fiscal 2009 was due at least in part to continued difficult economic conditions. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. As a result of the continued difficult economic conditions, we may face risks that will impact many facets of our operations, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations to us. If the conditions in the U.S. and world economic markets remain uncertain or continue to be volatile, or if they deteriorate further, our business, financial condition, and results of operations may be adversely affected.

We may be unable to reverse declines in comparable store sales in our Wet Seal division.

Our comparable store sales results in our Wet Seal division have declined in each of the past two years, and we cannot assure you that comparable store sales will not continue to decline in the future. In order to improve comparable store sales results, we will need to focus on a variety of factors, including fashion trends, our merchandise mix, holiday periods, actions of competitors, weather conditions and general economic conditions.

Improving comparable store sale results has been further challenged following the resignation of Ms. Maria Comfort, our former president and chief merchandise officer of the Wet Seal division, in November 2009. We have a search underway to find a replacement for Ms. Comfort, but competition for qualified employees is intense and we may have difficulty attracting individuals to serve in the role of senior management of the Wet Seal division. In addition, our search may divert the attention of senior management from the business and operations of our company. Once we identify and attract a suitable replacement for Ms. Comfort, we anticipate that we will experience a transition period before the successor is fully integrated into the Wet Seal division.

Our improvements in comparable store sales and operating results of our Arden B division in fiscal 2009 may not be indicative of our future performance trends, and we cannot assure you that we will be able to sustain such rate of improvement.

Previously, we experienced poor financial performance in our Arden B division. Following efforts by our Board of Directors and our senior management team, including the hiring of Sharon Hughes as president and chief merchandise officer, the closing or rebranding of underperforming stores, and changes to promotional and pricing strategies, comparable store sales and operating results of our Arden B division have improved. However, there can be no guarantee that this improvement of our Arden B division will continue.

Our company’s ability to attract customers to our stores depends heavily on the success of the shopping centers in which many of our stores are located.

Substantially all of our stores are located in shopping centers. Factors beyond our control impact shopping center traffic, such as general economic conditions and consumer spending levels. Accordingly, consumer spending and reduced shopping center traffic remain depressed due to the continued difficult economic conditions. As a result, mall operators have been facing increasing operational and financial difficulties. The increasing inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, the increasing inability of mall operators to attract “anchor” tenants and maintain viable operations and the increasing departures of existing “anchor” and other mall tenants due to declines in the sales volume and in the popularity of malls as shopping destinations, have reduced and will continue to reduce our sales volume and, consequently, adversely affect our financial condition, results of operations and/or cash flows.

Our ability to procure merchandise could be adversely affected by changes in our vendors’ factoring arrangements.

Changes in our vendors’ factoring arrangements may threaten the factors’ financial viability and ability to provide factoring services to its customers. Although we do not have a direct relationship with factors, a portion of our vendors who supply our company with merchandise have direct factoring arrangements. Vendors who engage in factoring transactions will typically sell their accounts receivable to a factor at a discount in exchange for cash payments, which can be used to finance the business and operations of the vendors.

If the financial condition of our vendors’ factors were to deteriorate and certain of our vendors were unable to procure alternative factoring arrangements from competitors of their factor on the same or substantially similar terms, our ability to timely procure merchandise for our stores could be adversely affected. This could require the devotion of significant time and attention by our management to adequately resolve such matters. In turn, our results of operation and financial condition could suffer.

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

Our ownership changes in April 2005 and December 2006 resulted in Section 382 limitations applying to NOLs generated prior to those dates, which were approximately $172.1 million. As a result of these ownership changes, of our $116.6 million NOLs as of January 30, 2010, we may utilize up to $62.4 million of our NOLs to offset taxable income in fiscal 2010. Future transactions involving the sale or other transfer of our stock may result in additional ownership changes for purposes of Section 382. The occurrence of such additional ownership changes could limit our ability to utilize our remaining NOLs and possibly other tax attributes. Limitations imposed on our ability to use NOLs and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect. Any further ownership change also could cause such NOLs and other tax attributes to expire unused, thereby reducing or eliminating the benefit of such NOLs and other tax attributes to us and adversely affecting our future cash flows.

If we are unable to anticipate and react to new fashion trends, our financial condition and results of operations could be adversely affected.

We rely on a limited demographic customer base for a large percentage of our sales. Our brand image is dependent upon our ability to anticipate, identify and provide fresh inventory reflecting current fashion trends.

Furthermore, the continued difficult economic conditions make it increasingly difficult for us to accurately predict product demand trends. If we fail to anticipate, identify or react appropriately or in a timely manner to these fashion trends, we could experience reduced consumer acceptance of our products, a diminished brand image and higher markdowns. These factors could adversely affect our financial condition and results of operations.

If we decrease the price that we charge for our products or offer extensive, continued promotions on our products, we may earn lower gross margins and our revenues and profitability may be adversely affected.

The prices that we are able to charge for our products depend on the type of product offered, the consumer and retailer response to the product and the prices charged by our competitors. To the extent that we are forced to lower our prices, our gross margins will be lower and our revenues and profitability may be adversely affected.

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

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores and certain other apparel retailers, including Aeropostale, Anthropologie, Abercrombie & Fitch, Charlotte Russe, Gap, Banana Republic, H&M, Old Navy, Pacific Sunwear, American Eagle, Target, Urban Outfitters, Forever 21, Express, J.C. Penney, Nordstrom, bebe, Zara, Guess?, BCBG, Rue 21, and other regional retailers. Many of our competitors are large national chains that have substantially greater financial, marketing and other resources than we do. We face a variety of competitive challenges, including:

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

•	obtaining favorable site locations within malls on reasonable terms;

•	sourcing merchandise efficiently;

•	pricing our products competitively and achieving customer perception of value;

•	offering attractive promotional incentives while maintaining profit margins; and

•	withstanding periodic downturns in the apparel industry.

Our industry has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. Any of these factors could result in reductions in sales or the prices of our products which, in turn, could have a material adverse effect on our financial condition, results of operations and/or cash flows.

Furthermore, competition for prime locations and lease terms within shopping malls, in particular, is intense, and we may not be able to obtain new locations or maintain our existing locations on terms favorable to us. We expect to open 25 to 40 Wet Seal stores, net of closures, in fiscal 2010. At this time, we do not expect to open a significant number of Arden B stores in fiscal 2010, aside for replacing closures, but may possibly decide to begin growing the Arden B store base starting late fiscal 2010. While we believe we compete effectively for favorable site locations and lease terms, competition for prime locations within malls, in particular, and within other locations is intense and we cannot assure you that we will be able to obtain new locations on terms favorable to us, if at all.

In addition, actions of our competitors, particularly increased promotional activity, can negatively impact our business. In light of the continued difficult economic conditions, pricing is a significant driver of consumer choice in our industry and we regularly engage in price competition, particularly through our promotional programs. To the extent that our competitors lower prices, through increased promotional activity or otherwise, our ability to maintain gross profit margins and sales levels may be negatively impacted. There can be no assurance that our competitors’ increased promotional activity will not negatively impact our business

The upcoming expiration of leases for approximately 38 of our existing stores could lead to increased costs associated with renegotiating our leases and/or relocating our stores.

We have approximately 38 existing store leases scheduled to expire in fiscal 2010. In connection with the expiration of these leases, we will have to renegotiate new leases, which could result in higher rental amounts for each store and landlord requirements to remodel existing locations as a condition for renewal. We may not be able to obtain new terms that are favorable to us. In addition, as a result of renewal negotiations, we may be required by the landlord to remodel, which could result in significant capital expenditures. In addition, some landlords may refuse to renew our leases due to our lower sales per square foot as compared with other prospective tenants. If we are unable to agree to new terms with our landlords, we will have to close or relocate these stores, which could result in a significant expenditure and could lead to an interruption in the operation of our business at the affected stores, and we could be required to relocate to less desirable locations or may not be able to find viable locations at all.

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

Covenants contained in agreements governing our senior credit facility restrict the manner in which we conduct our business, and our failure to comply with these covenants could result in a default under these agreements, which would have a material adverse effect on our business, financial condition, growth prospects and ability to procure merchandise for our stores.

Our senior revolving credit facility contains covenants that restrict the manner in which we conduct our business. Subject to certain exceptions, these covenants restrict or limit our ability to, among other things:

•	incur or guarantee additional indebtedness or refinance our existing indebtedness;

•	make certain investments or acquisitions;

•	merge, consolidate, dissolve or liquidate;

•	engage in certain asset sales (including the sale of stock);

•	repurchase stock;

•	grant liens on assets;

•	pay dividends; and

•	close stores.

A breach of any of these covenants could result in a default under the agreements governing our existing indebtedness, acceleration of any amounts then outstanding, the foreclosure upon collateral securing the debt obligations, or the unavailability of the lines of credit. While as of the date of this Annual Report there are not any secured convertible notes outstanding, we have not completed the satisfaction and discharge of our obligations under the indenture governing such notes. We anticipate completing the satisfaction and discharge process promptly.

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

•

political instability or acts of terrorism, significant fluctuations in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds between the U.S. and foreign jurisdictions, and/or potential disruption of imports due to labor disputes at U.S. ports, any of which could adversely affect our merchandise flow and, consequently, cause our sales to decline; and

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

We operate online stores at www.wetseal.com and www.ardenb.com. Our Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for online content; and (iv) risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, Internet operations involve risks which are beyond our control that could have a direct material adverse effect on our operational results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the Internet business in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) online security breaches involving unauthorized access to our and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the Internet, online commerce and the apparel industry. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could adversely affect the profitability of our Internet operations.

Risks Related to our Common Stock

Our stockholders may experience dilution due to conversions and exercises of outstanding convertible securities and/or the antidilution protection of the securities.

As of January 30, 2010, we have issued 64,484,279 shares of our Class A common stock in connection with prior private placements of Class A common stock and warrants, convertible notes, and shares of preferred stock that are convertible into or exercisable for shares of Class A common stock. An additional 9,740,230 shares of Class A common stock may be issued under the convertible notes, preferred stock, and warrants that remained outstanding as of January 30, 2010, and this number of shares of Class A common stock is subject to antidilution adjustments based upon the antidilution provisions contained in these instruments. The issuance of the additional shares of Class A common stock upon conversion and exercise could cause the market price of our Class A common stock to decline. In March 2010, we completed a series of exercises and conversions of Series E warrants, convertible notes and shares of preferred stock that resulted in the issuance of 4,273,111 shares of our Class A common stock. The Company also repurchased an insignificant remaining convertible note balance from another holder of the convertible notes. As a result of the conversions and repurchase, there are no longer any remaining convertible notes and preferred stock outstanding.

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

Holders of shares of our Class A common stock are entitled to receive any dividends that may be declared by our Board of Directors. However, we have not paid any cash dividends on our Class A common stock and we do not expect to for the foreseeable future. Also, our agreements with our senior lenders restrict the payment of dividends to our stockholders.

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

We lease all of our stores. Lease terms for our stores typically are 10 years. The leases generally provide for a fixed minimum rental and, on occasion, additional rental based on a percentage of sales once a minimum sales level has been reached. Certain leases include cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. When a lease expires, we generally renew that lease at current market terms. However, each renewal is based upon an analysis of the individual store’s profitability and sales potential. At the end of fiscal 2009, we had 1,918,309 square feet of leased space under retail store leases.

The following table sets forth our 504 retail stores by state or territory as of January 30, 2010:

State	Wet Seal	Arden B	State	Wet Seal	Arden B
Alabama	8	1	Nebraska	3	—
Alaska	1	—	Nevada	4	1
Arizona	10	1	New Hampshire	2	1
Arkansas	4	—	New Jersey	12	4
California	56	14	New Mexico	3	—
Colorado	4	2	New York	14	4
Connecticut	3	—	North Carolina	9	1
Delaware	1	—	North Dakota	4	—
Florida	29	7	Ohio	19	2
Georgia	10	2	Oklahoma	3	—
Hawaii	5	—	Oregon	4	—
Idaho	2	—	Pennsylvania	22	3
Illinois	19	5	Rhode Island	1	1
Indiana	10	1	South Carolina	6	—
Iowa	4	—	South Dakota	1	—
Kansas	6	1	Tennessee	8	1
Kentucky	4	1	Texas	26	7
Louisiana	7	—	Utah	5	1
Massachusetts	13	4	Virginia	11	3
Maryland	9	2	Washington	12	1
Michigan	13	2	West Virginia	3	—
Minnesota	11	3	Wisconsin	9	—
Mississippi	2	—	Washington D.C.	—	1
Missouri	8	2	Puerto Rico	1	1
Montana	3	—

The following table sets forth information with respect to store openings and closings since fiscal 2005:

Total Company

	Fiscal Years
	2009	2008	2007	2006	2005
Stores open at beginning of year	496	494	430	400	502
Stores opened during the year	18	13	78	38	11
Stores closed during the year	10	11	14	8	113

Stores open at end of year	504	496	494	430	400

Wet Seal

	Fiscal Years
	2009	2008	2007	2006	2005
Stores open at beginning of year	409	399	338	308	408
Stores opened during the year	17	13	71	34	8
Stores closed during the year	2	3	10	4	108

Stores open at end of year	424	409	399	338	308

Arden B

	Fiscal Years
	2009	2008	2007	2006	2005
Stores open at beginning of year	87	95	92	92	94
Stores opened during the year	1	—	7	4	3
Stores closed during the year	8	8	4	4	5

Stores open at end of year	80	87	95	92	92

Item 3.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. On May 6, 2009, the Court reversed and remanded the case to the Superior Court to re-evaluate the fairness of the settlement, and a final hearing will take place in April 2010. As of January 30, 2010, we have accrued an amount equal to the settlement amount in accrued liabilities in our consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us during the four-year period from May 22, 2003 through May 22, 2007. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. Discovery is ongoing and the Court has set a class certification filing deadline of May 21, 2010. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 30, 2010.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us during the four-year period from September 29, 2004 through September 29, 2008. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs recently filed an amended complaint, and we filed a motion to strike positions of the third amended complaint on or about February 16, 2010. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 30, 2010.

On March 18, 2009, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us since March 18, 2005. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On October 23, 2009, we reached an agreement to pay approximately $0.2 million to settle this matter, subject to Superior Court approval. The Court has preliminarily approved the settlement and set a final approval hearing for June 3, 2010. As of January 30, 2010, we had accrued an amount equal to the settlement amount in accrued liabilities on our consolidated balance sheet.

On April 24, 2009 the Pennsylvania Equal Employment Opportunity Commission requested information and records relevant to several charges of discrimination. In the course of this investigation, the EEOC recently served us with a subpoena seeking information related to current and former employees throughout the United States. We have filed a petition to revoke or modify the subpoena and will, if necessary, oppose any attempt by the EEOC to enforce the subpoena in U.S. District Court. We are vigorously defending against the EEOC’s investigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 30, 2010.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims arising out of normal course of business, we have insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which we do not have insurance coverage. As of January 30, 2010, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

PART II

Item 4.	Reserved

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

We have two classes of common stock: Class A and Class B. Our Class A common stock is listed on the NASDAQ Global Market under the symbol “WTSLA”. As of March 26, 2010, there were 647 stockholders of record of our Class A common stock. The closing price of our Class A common stock on March 26, 2010, was $4.79 per share. As of March 26, 2010, there were no shares of our Class B common stock outstanding.

Price Range of Stock

The following table reflects the high and low closing sale prices of our Class A common stock as reported by NASDAQ for the last two fiscal years:

Quarter	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First quarter	$4.12	$2.02	$3.60	$2.55
Second quarter	$4.60	$2.77	$5.50	$3.60
Third quarter	$4.07	$3.15	$5.10	$2.33
Fourth quarter	$3.76	$2.88	$2.97	$1.85

Dividend Policy

We have reinvested earnings in the business and have never paid any cash dividends to holders of our common stock. The declaration and payment of future dividends, which are subject to the terms and covenants contained in the agreements governing our existing indebtedness, are at the sole discretion of the Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors. Our senior revolving credit facility limits our ability to declare or pay dividends on any of our shares without consent from the lenders. The Company has no intention of paying cash dividends in the immediate future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 30, 2010, about our common stock that may be issued upon the exercise of options, warrants, and rights granted to employees, consultants, or members of our Board of Directors under all of our existing equity compensation plans, including our 1996 Long-Term Incentive Plan, as amended; the 2000 Stock Incentive Plan; and the 2005 Stock Incentive Plan, as amended:

Plan category	(a)		(b)		(c)
	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,831,070	(1)	$6.77	(2)	1,745,756
Equity compensation plans not approved by security holders	166,668	*	—		—

Total	3,997,738		$6.77		1,745,756

*	On October 8, 2007, Mr. Edmond Thomas, our president and chief executive officer, was issued 500,000 restricted shares of our company’s Class A common stock. The restricted shares were not issued pursuant to one of our company’s equity compensation plans. The restricted shares were issued pursuant to Section 4350(l)(1)(A)(iv) of the NASDAQ Marketplace Rules which permits equity incentive compensation to be issued to new employees of a company outside of a shareholder approved plan. The restricted shares vest in three substantially equal tranches on the next three anniversary dates of the original grant. In accordance with this vesting schedule, 166,666 of the restricted shares vested on October 8, 2008, and 166,666 of the restricted shares vested on October 8, 2009.
(1)	Includes 2,234,752 outstanding vested and nonvested stock options. Also includes 1,596,318 shares of nonvested restricted common stock and performance shares.
(2)	Includes 2,234,752 stock options exercisable at a weighted-average exercise price of $6.77. A weighted-average exercise price is not applied to the 1,596,318 of nonvested restricted common stock and performance shares.

Stock Price Performance Graph

The following graph compares the cumulative stockholder return on our Class A common stock with the return on the Total Return Index for the NASDAQ Stock Market (US) and the NASDAQ Retail Trade Stocks. The graph assumes $100 invested on January 28, 2005, in the stock of Wet Seal, the NASDAQ Global Stock Market (US), and the NASDAQ Retail Trade Stocks. It also assumes that all dividends are reinvested.

Comparison of Cumulative Total Return for the Class A Common Stock

of Wet Seal, January 28, 2005 through January 29, 2010 (1)

	January 27, 2006*	February 2, 2007*	February 1, 2008*	January 30, 2009*	January 29, 2010*
The Wet Seal, Inc.	$247	$291	$139	$117	$150
NASDAQ Stock Market (US)	$114	$123	$119	$58	$84
NASDAQ Retail Trade Stocks	$108	$119	$105	$68	$101

*	Closest preceding trading date to the beginning of our fiscal year.

(1) Returns are based upon the premise that $100 is invested in each of (a) our Class A common stock, (b) NASDAQ Stock Market, and (c) the index of NASDAQ Retail Trade Stocks on January 28, 2005, and that all dividends (if any) were reinvested. Over a five-year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each Wet Seal fiscal year. Stockholder returns over the indicated period should not be considered indicative of future shareholder returns.

The historical stock performance shown on the graph is not necessarily indicative of future price performance.

Unregistered Sales of Equity Securities

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 3, 2010 to January 30, 2010	2,025,720	$3.58	—	1,552,239

(1)	On November 18, 2009, the Company’s Board of Directors authorized spending of up to $12.5 million to repurchase outstanding shares of the Company’s Class A Common Stock. Pursuant to this plan, during fiscal 2009, the Company repurchased 2,025,720 shares of its Class A common stock at an average market price of $3.58, for a total cost, including commissions, of approximately $7.3 million. Additionally, during February 2010, the Company completed its use of this authority and repurchased the balance of the authorized spending of approximately $5.2 million. As a result this authorized spending plan is now closed.
(2)	Calculated as the balance remaining of the authorized spending of approximately $5.2 million divided by the closing price of the Company’s Class A common stock as of January 29, 2010, the last trading day of fiscal 2009.

As of January 30, 2010, 6,019,420 repurchased shares, at a cost of $29.8 million, as well as 2,823,451 shares reacquired by the Company, at no cost, upon employee, director, and consultant forfeitures of stock-based compensation, were not yet retired.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and other data as of and for the 2005 through 2009 fiscal years. The following selected financial data has been derived from our audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

Five-Year Financial Summary

(In thousands, except per-share and per square foot amounts, ratios, share data, store data, and square footage data)

Fiscal Year	2009	2008	2007	2006	2005
Fiscal Year Ended	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006
Operating Results
Net sales	$560,918	$592,960	$611,163	$564,324	$500,807
Cost of sales	$394,092	$400,521	$408,892	$370,888	$339,483
Gross margin	$166,826	$192,439	$202,271	$193,436	$161,324
Selling, general, and administrative expenses	$141,633	$154,671	$177,468	$178,703	$171,988
Store closure (adjustments) costs	$—	$—	$—	$(730)	$4,517
Asset impairment	$2,341	$5,611	$5,546	$425	$989
Operating income (loss)	$22,852	$32,157	$19,257	$15,038	$(16,170)
Income (loss) before (benefit) provision for income taxes	$22,366	$31,476	$23,610	$(12,530)	$(29,032)
Net income (loss)(1)	$93,430	$30,154	$23,232	$(12,838)	$(29,362)
Accretion of noncash dividends on convertible preferred stock	$—	$—	$—	$—	$(23,317)
Net income (loss) attributable to common stockholders	$93,430	$30,154	$23,232	$(12,838)	$(52,679)
Per-Share Data
Net income (loss) attributable to common stockholders, basic	$0.92	$0.30	$0.23	$(0.18)	$(1.19)
Net income (loss) attributable to common stockholders, diluted	$0.92	$0.30	$0.22	$(0.18)	$(1.19)
Weighted-average shares outstanding, basic	95,685,557	93,172,635	91,154,133	72,577,398	44,340,894
Weighted-average shares outstanding, diluted	96,250,188	94,099,234	94,141,019	72,577,398	44,340,894
Other Financial Information
Cash, cash equivalents, and investments	$161,693	$142,064	$100,618	$105,254	$96,806
Working capital	$170,102	$130,716	$90,236	$89,954	$65,203
Ratio of current assets to current liabilities	4.3	3.7	2.5	2.5	2.0
Total assets	$354,230	$256,659	$224,076	$208,167	$181,055
Long-term debt, including current portion(2)	$3,540	$2,707	$3,583	$2,739	$19,824
Total stockholders’ equity	$266,699	$171,208	$127,839	$116,797	$64,470
Other Operating Information
Number of stores open at year-end	504	496	494	430	400
Number of stores opened during the year	18	13	78	38	11
Number of stores closed during the year	10	11	14	8	113
Square footage of leased store space at year-end:
Total Company	1,918,309	1,879,395	1,863,123	1,612,807	1,498,638
Wet Seal	1,674,048	1,612,189	1,568,124	1,316,228	1,205,344
Arden B	244,261	267,206	294,999	296,579	293,294
Average sales per square foot of leased store space(3):
Total Company	$277	$297	$332	$348	$330
Wet Seal	$268	$292	$314	$321	$297
Arden B	$339	$326	$420	$459	$464
Average sales per store(3):
Total Company	$1,052	$1,123	$1,248	$1,301	$1,236
Wet Seal	$1,056	$1,149	$1,229	$1,253	$1,164
Arden B	$1,035	$1,011	$1,324	$1,467	$1,476
Comparable store sales (decrease) increase(4):
Total Company	(7.1)%	(8.5)%	(1.1)%	6.1%	44.7%
Wet Seal	(8.5)%	(4.5)%	1.2%	8.8%	74.1%
Arden B	0.2%	(23.5)%	(8.2)%	(1.1)%	0.1%

(1)	Net income for fiscal 2009 includes the reversal of the valuation allowance against the net deferred tax assets in the amount of $71.3 million, recorded to (benefit) provision for income taxes.
(2)	Long-term debt is presented net of unamortized discount of $2.1 million, $2.7 million, $5.5 million, $6.0 million, and $35.6 million for fiscal 2009, fiscal 2008, fiscal 2007, fiscal 2006, and fiscal 2005, respectively.
(3)

Sales during the 53rd week of fiscal 2006 were excluded from “sales” for purposes of calculating “average sales per square foot of leased store space” and “average sales per store” in order to make fiscal 2006 comparable to fiscal 2009, fiscal 2008, fiscal 2007, and fiscal 2005.

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

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report. The following discussion and analysis contains forward-looking statements which involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Statement Regarding Forward-Looking Disclosure and Risk Factors” included elsewhere in this Annual Report.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B”. At January 30, 2010, we had 504 retail stores in 47 states, Puerto Rico and Washington D.C. Of the 504 stores, there were 424 Wet Seal stores and 80 Arden B stores.

We report our results of operations as two reportable segments representing our two retail divisions (“Wet Seal” and “Arden B”). Internet operations for Wet Seal and Arden B are included in their respective operating segments. Although the two operating segments have many similarities in their products, production processes, distribution methods and regulatory environment, there are differences in most of these areas and distinct differences in their economic characteristics.

Our fiscal year ends on the Saturday closest to the end of January. Fiscal 2009, fiscal 2008, and fiscal 2007 each include 52 weeks of operations.

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal division’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for more than three days in a fiscal month, due to remodel, relocation or other reasons, are removed from the comparable store base for that fiscal month as well as for the comparable fiscal month in the following fiscal year. Comparable store sales results are important in achieving operating leverage on certain expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of notes to consolidated financial statements.

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, impairment of goodwill, stock-based compensation, accounting for income taxes and insurance reserves.

Revenue Recognition

Sales are recognized upon purchases by customers at our retail store locations. Taxes collected from our customers are recorded on a net basis. For online sales, revenue is recognized at the estimated time goods are received by customers. Customers typically receive goods within four days of being shipped. Shipping and handling fees billed to customers for online sales are included in net sales. For fiscal 2009, 2008 and 2007, shipping and handling fee revenues were $2.9 million, $2.4 million, and $1.9 million, respectively, within net sales on the consolidated statements of operations.

We have recorded accruals to estimate sales returns by customers based on historical sales return results. Historically, a customer generally could return merchandise within 30 days of the original purchase date. Beginning in the third quarter of fiscal 2008, we modified our sales return policy to allow customers to return merchandise only within 21 days of original purchase. We also modified our sales return policy such that Wet Seal retail store merchandise may be returned for store credit only and Arden B retail store merchandise may be returned for cash refund or store credit within seven days of the original purchase date, and for store credit only thereafter. For Wet Seal and Arden B online sales, merchandise may be returned within 21 days for a full refund. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the consolidated balance sheets and was $0.3 million and $0.4 million at January 30, 2010, and January 31, 2009, respectively.

We recognize the sales from gift cards, gift certificates, and store credits as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates, and store credits until we are released from such liability. Our gift cards, gift certificates, and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates, and store credits are not redeemed or recovered (“breakage”). Historically, due to the lack of sufficient historical redemption trend data, we had not recognized breakage on gift cards, gift certificates, and store credits. In the fourth quarter of fiscal 2007, we analyzed company-specific historical redemption patterns and determined that the likelihood of redemption of unredeemed gift cards, gift certificates, and store credits three years after their issuance is remote. Beginning in the fourth quarter of fiscal 2007, we adjusted our unearned revenue liability to recognize estimated unredeemed amounts and began to record breakage as additional sales for gift cards, gift certificates, and store credits that remained unredeemed three years after their issuance. Our net sales in the fourth quarter of fiscal 2007 included a benefit of $3.7 million to reduce our unearned revenue liability for estimated unredeemed amounts. Our net sales for fiscal 2008 included a benefit of $0.9 million to reduce our unearned revenue liability for estimated unredeemed amounts. Additionally, based upon an analysis completed by us during the second fiscal quarter of 2009, historical redemption patterns indicated that the likelihood of redemption of unredeemed gift cards, gift certificates, and store credits greater than two years after their issuance is remote. As a result, beginning in the second quarter of fiscal 2009, we adjusted our unearned revenue liability to recognize the change in estimated timing of when breakage of gift cards, gift certificates and store credits is recognized from greater than three years after their issuance dates to greater than two years after their issuance dates. Our net sales in the second quarter of fiscal 2009 included a benefit of $1.2 million due to this change in estimate to reduce our unearned revenue liability for estimated unredeemed amounts. Our net sales for fiscal 2009 included a benefit of $2.2 million to reduce our unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates, and store credits is recorded in accrued liabilities in the consolidated balance sheets and was $5.4 million and $6.5 million at January 30, 2010 and January 31, 2009, respectively. If actual redemptions ultimately differ from the assumptions underlying our breakage adjustments, or our future experience indicates the likelihood of redemption of gift cards, gift certificates, and store credits becomes remote at a different point in time after issuance, we may recognize further significant adjustments to our accruals for such unearned revenue, which could have a significant effect on our net sales and results of operations.

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

We have historically recognized membership fee revenue under the frequent buyer program on a straight-line basis over the 12-month membership period due to a lack of sufficient program history to determine customer usage patterns. During November 2007, we changed from in-store delivery to e-mail delivery of the program’s $5-off coupons, which eliminated the customer’s ability to use such coupons at the time of initial purchases. We believe this change affects customer usage patterns. We also continue to test alternative program structures, and promotions tied to the program, and may decide to further modify the program in ways that could also affect customer usage patterns. As a result of the program change and potential further modifications, we believe it is appropriate to maintain straight-line recognition of membership fee revenue. We may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales. The unearned revenue for this program is recorded in accrued liabilities in the consolidated balance sheets and was $4.7 million and $5.0 million at January 30, 2010, and January 31, 2009, respectively.

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

During fiscal 2007, we modified the terms of the Arden B loyalty program whereby, quarterly, we convert into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if unredeemed after 60 days.

The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $1.4 million and $1.6 million at January 30, 2010, and January 31, 2009, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record adjustments to the unearned revenue accrual, which would affect net sales.

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

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns, including permanent and promotional markdowns, on a cost basis in fiscal 2009, 2008 and 2007 were $78.6 million, $77.4 million and $84.5 million, respectively, and represented 14.0%, 13.1% and 13.8% of net sales, respectively. We accrued $2.4 million and $1.8 million for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of January 30, 2010, and January 31, 2009, respectively.

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

Long-Lived Assets

We evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, based on discounted cash flows using our weighted-average cost of capital, currently 12%, with such estimated fair values determined using the best information available. Quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable.

During fiscal 2009, 2008 and 2007, we determined such events or changes in circumstances had occurred with respect to certain of our retail stores, and that operating losses or insufficient operating income would likely continue. As such, we recorded noncash charges of $2.3 million, $5.6 million and $2.0 million, respectively, in our consolidated statements of operations for fiscal 2009, 2008 and 2007 to write down the carrying value of these stores’ long-lived assets to their estimated fair value.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of our goodwill may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. Based on our analysis performed in the fourth quarter of fiscal 2007, which considered the deteriorating operating performance of the Arden B division at that time and our resulting outlook for that business, we wrote off the entire $3.5 million carrying value of our goodwill, which was directly associated with the Arden B division. This charge is included in asset impairment in our consolidated statements of operations. As a result, no goodwill remained on our consolidated balance sheets as of January 30, 2010, and January 31, 2009.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

We currently use the Black-Scholes option-pricing model to value stock options granted to employees. We use these values to recognize stock compensation expense for stock options. The Black-Scholes model is complex and requires significant exercise of judgment to estimate future common stock dividend yield, common stock expected volatility and the expected life of the stock options. These assumptions significantly affect our stock option valuations, and future changes in these assumptions could significantly change valuations of future stock option grants and, thus, affect future stock compensation expense. In addition, if circumstances were to change such that we determined stock options values were better represented by an alternative valuation method, such change could also significantly affect future stock compensation expense.

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

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands)
Cost of sales	$(132)	$574	$1,120
Selling, general, and administrative expenses	1,756	2,403	4,087

Stock-based compensation	$1,624	$2,977	$5,207

Change in Estimated Forfeiture Rate

Based on historical experience, we modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense, from a 10% forfeiture rate to a 15% forfeiture rate in the first quarter of fiscal 2009 and, for our executives, from a 5% forfeiture rate to a 10% forfeiture rate in the first quarter of fiscal 2008. During these same periods, we also realized benefits from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive and other employee departures from our Company. See Note 2 of the notes to consolidated financial statements for further information.

Accounting for Income Taxes

Our income tax expense, deferred tax assets and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the United States federal jurisdiction as well as various state jurisdictions within the United States. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss carryforwards (“NOLs”). In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized using all available positive and negative evidence, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of changes in accounting policies and incorporate assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business. In evaluating the objective evidence that historical results provide, we consider, among other things, three years of cumulative operating income. In 2004, as a result of disappointing sales results and historical operating losses, we fully reserved against our deferred tax assets. As of January 30, 2010, we performed a current analysis of all available evidence including, but not limited to, generating taxable income for the past four consecutive years, including 2009 in which we operated in an extremely challenging retail and economic environment, and concluded that the evidence supports that it is more likely than not that all of our deferred tax assets will be realized, and we reversed the valuation allowance against the net deferred tax assets in the amount of $71.3 million, which was recorded to (benefit) provision for income taxes on the consolidated statement of operations.

Section 382 of the Internal Revenue Code, or Section 382, contains provisions that may limit the availability of federal NOLs to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests of our common stock. Under Section 382, an ownership change that triggers potential limitations on NOLs occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on our analyses, we had ownership changes in April 2005 and December 2006, which resulted in Section 382 limitations applying to federal NOLs generated prior to those dates, which were approximately $172.1 million.

As a result of those ownership changes, of our $116.6 million of remaining federal NOLs, we may utilize up to $62.4 million of our federal NOLs to offset taxable income in fiscal 2010. We may also experience additional ownership changes in the future, which could further limit the amount of federal NOLs annually available. As of January 30, 2010, there have been no ownership changes since 2006.

In addition, we may determine that varying state laws with respect to NOL utilization may result in lower limits, or an inability to utilize loss carryforwards in some states altogether, which could result in us incurring additional state income taxes. During fiscal 2008, the State of California passed legislation that suspended our ability to utilize NOLs to offset taxable income in fiscal 2008 and 2009. This resulted in our incurrence of additional state income taxes in California and an increase in our effective tax rate in fiscal 2009 and fiscal 2008. At this time, we expect to utilize our California NOLs in fiscal 2010 unless legislation is passed that would further suspend use of NOLs. The Company may also generate income in future periods on a federal alternative minimum tax basis, which would result in alternative minimum taxes payable on a portion of such income.

The calculation of our tax assets involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our operations. At January 30, 2010, we had no significant unrecognized tax benefits or expenses that, if recognized, would affect our effective income tax rate in future periods. We are currently unaware of any issues under review that could result in significant payments, accruals or material deviations from our recognized tax positions. However, if we later identify other income tax issues that result in significant additional payments or necessary accruals, this could have a material adverse effect on our reported results.

Insurance Reserves

We are partially self-insured for our workers’ compensation and group health plans. Under the workers’ compensation insurance program, we are liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.4 million. Under our group health plan, we are liable for a deductible of $0.15 million for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to adjustment based on the number of participants in the plan each month. For both of the insurance plans, we record a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. We will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause us to revise our estimate of potential losses and affect our reported results. Included in accrued liabilities within the consolidated balance sheets as of January 30, 2010, and January 31, 2009, are $1.8 million and $2.1 million, respectively, for reported claims and estimated unreported claims under our self-insured workers’ compensation and group health plans.

Current Trends and Outlook

We currently operate in a challenging retail environment driven by several factors, including disruptions in the U.S. housing and financial markets and high unemployment rates across all regions of the U.S. During the fourth calendar quarter of 2008 and the first and second calendar quarters of 2009, U.S. gross domestic product decreased 6.3%, 6.4% and 1.0%, respectively, on a year-over-year basis. Although U.S. gross domestic product showed improvement in the third and fourth calendar quarters of 2009, with increases of 3.5% and 5.7%, respectively, on a year-over-year basis, we continue to experience a volatile, and generally weak, retail environment. Our operating performance is susceptible to these general economic conditions, which have impacted consumer confidence and discretionary consumer spending in the U.S. These trends have led to a highly promotional retail environment, negatively impacting our margins. If the conditions remain uncertain or continue to be volatile, our operating performance may continue to be adversely affected.

Our comparable store sales decreased 7.1% for fiscal 2009, driven by an 8.5% comparable store sales decline in our Wet Seal division, slightly offset by a 0.2% comparable store sales increase in our Arden B division. The Wet Seal division comparable store sales decline was primarily driven by average unit retail price and transaction volume declines, partially offset by an increase in Wet Seal’s units purchased per customer. The Arden B division comparable store sales increase was primarily driven by a significant increase in transaction volumes, partially offset by a decline in comparable store average dollar sales per transaction, which were both due to our strategic decision to lower price points approximately 25% to 30% across all product categories in January 2009.

We made progress on several key initiatives at both divisions during 2009. We hired two new divisional merchandise managers at Wet Seal in July 2009 and appointed Sharon Hughes, formerly a consultant to the Arden B business since February 2008, as the president and chief merchandise officer at Arden B in November 2009. However, our president and chief merchandise officer of our Wet Seal division resigned in November 2009, and we have a search underway for her replacement. We continue to focus on improving inventory management, promotional planning and operating efficiencies at both divisions, increasing store level efficiencies and lowering operating costs. We will continue to take steps to revitalize sales productivity at Arden B, including sustaining higher inventory levels in an effort to facilitate consistent comparable store sales growth and balancing the right number of styles and mix of price points by store. We will also continue to focus on refining merchandise mix at Wet Seal, which we believe was weak in fiscal 2009 and contributed to a significant portion of the comparable store sales decline in that division. At the same time, we will remain focused on continuing productivity and cost savings initiatives, as well as on several initiatives to improve sales productivity at both divisions.

Our strategy is to return to positive comparable store sales growth, improve Wet Seal merchandise margins, sustain improvements in our Arden B business, expand our existing retail store base and expand our online businesses. To drive higher sales productivity in our retail stores, we have improved store layout and visual displays, and have embarked on several initiatives to improve gross margins, including efforts to optimize sourcing of merchandise, enhance our inventory planning and allocation functions, better align merchandise mix with target customer wants and improve supply chain efficiency through better coordination among and within our vendor, internal distribution and store operations organizations.

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

Store Openings and Closures

During fiscal 2009, we opened 17 and closed two Wet Seal stores and opened one and closed eight Arden B stores. We believe future closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease.

We expect to open 25 to 40 Wet Seal stores, net of closings, during fiscal 2010. We currently expect to have no net change in the number of Arden B stores during fiscal 2010. However, if we sustain recent improved performance in the Arden B business through the first quarter of fiscal 2010, we may begin to pursue growth of the Arden B store base later in the year.

Credit Extensions

Prior to our recapitalization and financing transactions in fiscal 2004 and 2005, we experienced a tight credit environment. Credit extended to us by vendors, factors, and others for merchandise and services was extremely limited. This credit tightening required us to issue letters of credit outside of the ordinary course of business, or, in many instances, shorten vendor credit terms. The lack of credit created a considerable need for working capital. Our improving sales trend that started in fiscal 2005, the completion of financing transactions in fiscal 2004 and 2005 and our improved operating results in fiscal 2005 through fiscal 2008 significantly improved our cash position and liquidity profile. As a result, during fiscal 2008 and fiscal 2009 we achieved improvements in credit terms with several vendors, and we believe, but cannot provide assurance, that we could now obtain longer credit terms with additional vendors.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the fiscal year indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales
Fiscal Year	2009	2008	2007
Fiscal Year Ended	January 30, 2010	January 31, 2009	February 2, 2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.2	67.5	66.9

Gross margin	29.8	32.5	33.1
Selling, general, and administrative expenses	25.3	26.2	29.0
Asset impairment	0.4	0.9	0.9

Operating income	4.1	5.4	3.2
Interest (expense) income, net	(0.1)	(0.1)	0.7

Income before (benefit) provision for income taxes	4.0	5.3	3.9
(Benefit) provision for income taxes	(12.7)	0.2	0.1

Net income	16.7%	5.1%	3.8%

Fiscal 2009 compared to Fiscal 2008

The following summarizes the consolidated operating results of our company. This discussion is followed by an overview of operating results by reportable segment.

Net Sales

	2009	Change From Prior Fiscal Year		2008
	($ in millions)
Net sales	$560.9	$(32.1)	(5.4)%	$593.0
Comparable store sales			(7.1)%

Net sales in fiscal 2009 decreased as a result of the following:

•

A decrease of 7.1% in comparable store sales resulting from a 2.5% decline in comparable store average dollar sales and a 4.1% decrease in comparable store average transaction counts. Comparable store average dollar sales decreased mainly due to an 8.4% decline in our average unit retail prices, primarily driven by increased promotional activity and an increase in clearance sales at Wet Seal, our strategic decision to significantly lower price points at Arden B in January 2009, and a decline in Wet Seal frequent buyer program membership sales, partially offset by a 6.9% increase in the number of units purchased per customer, compared to the prior year, primarily at Wet Seal.

However, these factors were partially offset by:

•

An increase of $1.2 million in net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits from greater than three years to greater than two years from their respective issuance dates;

•	An increase of $2.7 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales; and

•	An increase in the number of stores open, from 496 stores as of January 31, 2009, to 504 stores as of January 30, 2010.

Cost of Sales

	2009	Change From Prior Fiscal Year		2008
	($ in millions)
Cost of sales	$394.1	$(6.4)	(1.6)%	$400.5
Percentage of net sales	70.2%		2.7%	67.5%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with design, buying, planning and allocation; processing, receiving and other warehouse costs; rent; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales decreased due primarily to the 5.4% decrease in net sales, a decrease in buying, planning and allocation costs primarily due to the full-year effect of eliminated positions as a result of the restructuring of the Arden B buying and design organization, favorable impact on stock-based compensation from forfeitures by previously employed executives and a change in stock compensation forfeiture rate from 10% to 15% based on historical analysis, a reduction in recruiting as the prior year period included a more significant recruiting retainer fee to search for a chief merchandise officer in the Wet Seal division, and a decrease in distribution costs due to operational efficiencies. Cost of sales was negatively impacted by an increase in occupancy costs primarily due to normal inflation of rents and common area maintenance charges for new stores and remodels/relocations.

Cost of sales increased as a percentage of net sales due primarily to a deleveraging effect on occupancy cost from our comparable store sales decrease and a decrease in merchandise margin. Merchandise margin decreased as a result of an increase in markdown rates for our Wet Seal division, partially offset by a significantly lower markdown rate in our Arden B division, and a decrease in initial markup rates in both divisions, as compared to the prior year. Additionally, net sales includes a benefit of $1.2 million due to a change in estimated timing of when breakage of gift cards, gift certificates and store credits is recognized from greater than three years after their issuance dates to greater than two years after their issuance dates.

Selling, General, and Administrative Expenses (SG&A)

	2009	Change From Prior Fiscal Year		2008
	($ in millions)
Selling, general, and administrative expenses	$141.6	$(13.1)	(8.4)%	$154.7
Percentage of net sales	25.3%		(0.9)%	26.2%

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

During fiscal 2009, we placed major emphasis on reducing costs across all SG&A categories, resulting in a significant decline in SG&A in absolute dollars as well as a percentage of sales.

Selling expenses decreased approximately $10.2 million from the prior year to $113.8 million. As a percentage of net sales, selling expense was 20.3% of net sales, or 60 basis points lower, as a percentage of net sales, than a year ago.

The following contributed to the current year decrease in selling expenses:

•

A $7.6 million decrease in payroll and benefits costs as a result of decreased payroll hours in response to lower sales volume, improved efficiency in controlling labor hours and a decrease in claim costs in our employee health care plan;

•	A $0.8 million decrease in advertising and marketing expenditures due to a decrease in in-store signage and the shift to more cost-effective advertising activities at our Arden B division;

•

A $0.4 million decrease in credit card fees due to funds received as a result of a Visa Check/Master Money antitrust litigation settlement and lower sales volume, partially offset by increases in interchange fee rates;

•	A $0.3 million decrease in store and field travel costs;

•	A $0.3 million decrease in bags and boxes usage as a result of lower sales volume;

•	A $0.2 million decrease in merchandise delivery costs as a result of a decrease in units processed and slightly lower cost per unit due to lower fuel surcharges compared to the prior year;

•	A $0.2 million decrease in store and field meetings and seminars expense; and

•	A $0.4 million net decrease in other selling costs.

General and administrative expenses decreased approximately $2.9 million from the prior year to $27.8 million. As a percentage of net sales, general and administrative expenses were 5.0%, or 30 basis points lower, than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	A $1.4 million decrease in corporate wages, primarily due to reduced staffing levels from the January 2009 organizational restructuring;

•	A $1.4 million decrease in corporate bonuses based on a shortfall in our financial performance relative to bonus targets;

•	A $0.6 million decrease in stock compensation, primarily due the favorable impact of forfeitures from previously employed executives and a change in stock compensation forfeiture rate from 10% to 15%;

•	A $0.3 million decrease in insurance due to favorably negotiated rates upon renewals;

•	A $0.2 million decrease in consultant fees; and

•	A $0.5 million net decrease in other general and administrative costs.

However, the decreases in general and administrative expenses were partially offset by the following increases:

•	A $1.0 million increase in legal fees associated with various litigation matters; and

•	A $0.5 million severance charge upon departure of the former chief merchandise officer for our Wet Seal division.

Asset Impairment

	2009	Change From Prior Fiscal Year		2008
	($ in millions)
Asset impairment	$2.3	$(3.3)	(58.3)%	$5.6
Percentage of net sales	0.4%		(0.5)%	0.9%

Based on our quarterly assessments of the carrying value of long-lived assets, in fiscal 2009, we identified certain stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values and wrote down the value of certain capital additions made to previously impaired stores. We incurred noncash charges of $2.3 million in writing down these stores to their respective fair values, primarily in the Wet Seal division.

During fiscal 2008, we recorded impairment charges of $5.6 million in writing down certain stores’ assets to their respective fair values, primarily within our Arden B division.

Interest Expense, Net

	2009	Change From Prior Fiscal Year		2008
	($ in millions)
Interest expense, net	$(0.5)	$(0.2)	(28.6)%	$(0.7)
Percentage of net sales	(0.1)%		—%	(0.1)%

We incurred interest expense, net, of $0.5 million in fiscal 2009 comprised of:

•

Non-cash interest expense of $0.9 million with respect to our secured convertible notes, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; partially offset by

•	Interest income of $0.4 million from investments in cash and cash equivalents and a nominal noncash benefit to recognize interest cost capitalized on fixed assets.

We incurred interest expense, net, of $0.7 million in fiscal 2008 comprised of:

•	Noncash net accelerated interest charges of $1.9 million upon the conversion of $3.4 million of convertible notes into 2,274,804 shares of our common stock;

•

Noncash interest expense of $0.8 million with respect to our secured convertible notes comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal;

•	Amortization of deferred financing costs of $0.1 million associated with our revolving credit facility and secured convertible notes; partially offset by

•	Interest income of $2.1 million from investments in cash and cash equivalents and a nominal noncash benefit to recognize the decrease in market value of a derivative liability.

(Benefit) Provision for Income Taxes

	2009	Change From Prior Fiscal Year		2008
	($ in millions)
(Benefit) provision for income taxes	$(71.1)	$(72.4)	(5475.5)%	$1.3

In 2004, as a result of disappointing sales results and historical operating losses, we fully reserved against our deferred tax assets. As of January 30, 2010, we performed a current analysis of all available evidence including, but not limited to, generating taxable income for the past four consecutive years, including 2009 in which we operated in an extremely challenging retail and economic environment, and concluded that the evidence supports that it is more likely than not that all of our deferred tax assets will be realized, and we reversed the valuation allowance against the net deferred tax assets in the amount of $71.3 million.

We have NOL carry forwards available, subject to certain limitation, to offset our regular taxable income in fiscal 2009 and 2008. Therefore, we incurred cash income taxes only for the limited portion of federal alternative minimum taxes and income taxes in the State of California which cannot be offset by NOL carry forwards in fiscal 2009 and 2008. Also, during fiscal 2009, we generated a nominal income tax benefit to reflect a prior period income tax overpayment to Puerto Rico.

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

Wet Seal:

(In thousands, except sales per square foot and store count data)	Fiscal 2009	Fiscal 2008
Net sales	$465,630	$491,052
% of consolidated net sales	83%	83%
Comparable store sales % decrease compared to the prior fiscal year	(8.5)%	(4.5)%
Operating income	$41,847	$71,113
Sales per square foot	$268	$292
Number of stores as of year-end	424	409
Square footage as of year-end	1,674	1,612

Wet Seal comparable stores sales decreased 8.5% during fiscal 2009, compared to a prior year decrease of 4.5%. The decrease during fiscal 2009 was due primarily to a 6.6% decrease in comparable store average transaction counts per store and a 1.2% decline in comparable store average dollar sales per transaction. The decrease in comparable store average dollar sales resulted from an 8.1% decrease in our average unit retail prices and a decline in frequent buyer program membership sales, partially offset by an 8.4% increase in units purchased per customer. We believe that the overall net sales decrease was attributable to the difficult retail and economic environment and our weak merchandise mix throughout most of fiscal 2009, partially offset by $0.8 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates, a $0.4 million increase in net sales in our internet business and a $12.0 million increase from stores not in the comparable store base.

Wet Seal’s operating income, before allocation of corporate general and administration expenses, decreased to 9.0% of net sales during fiscal 2009, from 14.5% during fiscal 2008. The decrease in operating income, as a percentage of sales, was due primarily to a decrease in merchandise margin as a result of higher markdown rates and a decrease in initial markup rates, as a result of the difficult retail and economic environment and our weak merchandise mix throughout most of fiscal 2009, an increase in occupancy costs primarily due to normal inflation of rents and common area maintenance charges for new stores and remodels/relocations and the resulting deleveraging effect of a decrease in comparable store sales on occupancy costs, compared to the prior year. Additionally, during fiscal 2009 and fiscal 2008, operating income included asset impairment charges of $2.0 million and $0.5 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. Operating income for fiscal 2009 also included the $0.8 million breakage benefit noted above.

Arden B:

(In thousands, except sales per square foot and store count data )	Fiscal 2009	Fiscal 2008
Net sales	$95,288	$101,908
% of consolidated net sales	17%	17%
Comparable store sales % increase (decrease) compared to the prior fiscal year	0.2%	(23.5)%
Operating income (loss)	$9,107	$(9,754)
Sales per square foot	$339	$326
Number of stores as of year-end	80	87
Square footage as of year-end	244	267

Arden B comparable stores sales increased 0.2% during fiscal 2009, compared to a prior year decrease of 23.5%. The increase during fiscal 2009 was due primarily to a 32.7% increase in comparable store average transaction counts per store, largely offset by a 24.5% decrease in comparable store average dollar sales per transaction, which reflects our strategic decision to significantly lower price points across all categories in January 2009. The decrease in the average dollar sales per transaction resulted from a 25.9% decline in our average unit retail prices, slightly offset by a 1.7% increase in units purchased per customer. Throughout fiscal 2009, we were building inventories at Arden B to a level that supports its new fast fashion model. We began to see comparable store sales growth acceleration later in the year when the inventory levels began to peak. The net sales decrease was attributable to the decrease in the number of stores compared to prior year, partially offset by $0.4 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates and a $2.3 million increase in net sales in our internet business.

Arden B generated operating income of 9.6% of net sales during fiscal 2009, compared to an operating loss of 9.6% of net sales during fiscal 2008. The improvement in operating results was due primarily to a significant increase in merchandise margin resulting from a significant decrease in markdown rates, a decrease in buying costs upon restructuring the Arden B buying and design groups, partially offset by an increase in merchant incentive bonuses due to improvement in divisional performance, a decrease in occupancy costs due to a decrease in depreciation expense as a result of a number of underperforming Arden B stores being impaired during fiscal 2008, the decrease in store counts from 87 stores as of January 31, 2009, to 80 stores as of January 30, 2010, and a decrease in store payroll costs as a result of lower sales and improved efficiency in controlling labor hours compared to the prior year. Additionally, during fiscal 2009 and fiscal 2008, operating income (loss) included asset impairment charges of $0.3 million and $5.1 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. Operating income for fiscal 2009 also included the $0.4 million breakage benefit noted above.

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

•

A $3.5 million decrease in advertising and marketing expenditures due to elimination of print advertising programs in fiscal 2008 and the decision not to execute certain advertising activities at our Arden B division at least until merchandise content improves;

•	A $1.6 million decrease in store supply costs due to improved management oversight and favorable cost negotiations;

•	A $1.3 million decrease in store and field travel and meeting costs;

•	A $1.0 million decrease in merchandise delivery costs due to reduced shipping costs as a result of a change in freight carriers;

•	A $0.4 million decrease in bags and boxes due to lower sales volume;

•	A $0.3 million decrease in Internet production and ordering costs due to reduced shipping costs and improved efficiency in fulfillment;

•	A $0.3 million decrease in bad debt expenses primarily as a result of decreased credit card chargebacks in our Internet operations; and

•	A $0.6 million net decrease in other selling costs.

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

During fiscal 2007, we recorded impairment charges of $2.0 million in writing down certain stores’ assets to their respective fair values. Additionally in fiscal 2007, based on our annual goodwill analysis, in which we considered the deteriorating operating performance of our Arden B division at that time and our resulting outlook for that business, we wrote off the entire $3.5 million carrying value of our goodwill, which was directly associated with the Arden B division.

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

•	Amortization of deferred financing costs of $0.1 million associated with our revolving credit facility and secured convertible notes; partially offset by

•	Interest income of $2.1 million from investments in cash and cash equivalents and a nominal noncash benefit to recognize the decrease in market value of a derivative liability.

We generated interest income, net, of $4.4 million in fiscal 2007, comprised of:

•	Interest income of $5.3 million from investments in cash, cash equivalents and marketable securities; and

•	Noncash credits of $0.1 million from capitalized interest during the construction period on new store openings; partially offset by

•

Noncash interest expense of $0.8 million with respect to our secured convertible notes comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal;

•	Amortization of deferred financing costs of $0.1 million associated with our revolving credit facility and secured convertible notes; and

•	Noncash interest expense of $0.1 million to recognize the increase in value of a derivative liability.

Provision for Income Taxes

	2008	Change From Prior Fiscal Year		2007
	($ in millions)
Provision for income taxes	$1.3	$0.9	249.7%	$0.4

We had NOLs available, subject to certain limitations, that offset our regular taxable income in fiscal 2008. As a result of a California tax law change, we were disallowed in fiscal 2008 from utilizing NOLs to offset taxable income in that state. Accordingly, we recognized a provision for income taxes using estimated effective tax rates of 2.0% for federal income taxes and 2.2% for state income taxes. These effective rates are based on the portion of our taxable income for fiscal 2008 that cannot be offset by NOLs.

We ceased recognizing tax benefits related to our net operating losses and other deferred tax assets beginning with our second quarter of fiscal 2004, and through fiscal 2008, we recognized the tax benefits associated with our deferred tax assets only when they were realized.

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

Wet Seal comparable stores sales decreased 4.5% during fiscal 2008, compared to a prior year increase of 1.2%. Wet Seal comparable store sales decreased 6.1% during the second half of fiscal 2008, which coincided with a further decline in the U.S. economy. The decrease during fiscal 2008 was due primarily to a 4.2% decline in comparable store average dollar sale per transaction and a 1.2% decrease in comparable store average transaction counts per store. The decrease in comparable store average dollar sale per transaction resulted from a 4.2% decrease in our average unit retail prices, partially offset by a 2.0% increase in units purchased per customer. The net sales increase was attributable primarily to the increase in number of stores open, from 399 stores as of February 2, 2008, to 409 stores as of January 31, 2009, and a $5.7 million increase in net sales in our Internet business, partially offset by the comparable store sales decline.

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

Arden B comparable stores sales decreased 23.5% during fiscal 2008, compared to a prior year decrease of 8.2%. The decrease during fiscal 2008 was due primarily to a 17.4% decrease in comparable store average transaction counts per store and a 7.3% decrease in comparable store average dollar sale per transaction. The decrease in comparable store average dollar sale per transaction resulted from a 7.3% decline in our average unit retail prices and flat units purchased per customer. In addition, net sales during fiscal 2008 included a $1.4 million decrease in net sales in our Internet business.

Arden B incurred an operating loss, before allocation of corporate general and administrative expenses, of 9.6% of net sales during fiscal 2008, compared to an operating loss of 11.3% of net sales during fiscal 2007. The improvement in operating results was due primarily to an increase in merchandise margin resulting from a significant decrease in markdown rates and higher initial markup rates, a decrease in buying costs due to the restructuring of the Arden B buying and design group and a decrease in advertising and marketing expenditures due to elimination of Arden B print advertising programs in fiscal 2008 and the decision not to execute certain advertising activities at our Arden B division at least until merchandise content improves. These decreases were partially offset by the deleveraging effect on occupancy and other operating costs resulting from the decrease in comparable store sales. Additionally, during fiscal 2008 and fiscal 2007, operating loss included $0.3 million and $0.8 million, respectively, of additional net sales resulting from the recognition of breakage on gift cards, gift certificates, and store credits. Fiscal 2008 and fiscal 2007 operating loss also included noncash asset impairment charges of $5.1 million and $1.9 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly evaluations of the carrying value of long-lived assets in excess of forecasted undiscounted cash flows, and fiscal 2007 included a $3.5 million write-off of the carrying value of the goodwill associated with the Arden B division.

Liquidity and Capital Resources

Net cash provided by operating activities was $40.5 million for fiscal 2009, compared to $58.3 million for the same period last year. For fiscal 2009, operating cash flows were due to our net income of $93.4 million and net non-cash charges, primarily depreciation and amortization, asset impairment, stock-based compensation and non-cash interest expense, of $20.4 million, and an increase in merchandise accounts payable, net of an increase in merchandise inventories, of $2.6 million, partially offset by $71.3 million reversal of a net deferred tax asset valuation allowance, and a net use of cash from changes in other operating assets and liabilities of $4.6 million, including gift card, gift certificate and store credit breakage of $1.2 million. For fiscal 2009, net cash used in investing activities of $21.3 million was comprised entirely of capital expenditures. Capital expenditures for the period were primarily for remodeling of existing Wet Seal stores upon lease renewals and/or store relocations, the construction of new Wet Seal stores, and investment in development of new markdown optimization and point-of-sale operating systems and a distribution sorting system. Capital expenditures that remain unpaid as of January 30, 2010, have decreased $0.3 million since the end of fiscal 2008. We expect to pay nearly all of the total balance of such amounts payable, in the amount of $2.6 million, during the first quarter of fiscal 2010.

We estimate that, in fiscal 2010, capital expenditures will be approximately $40 million, net of approximately $5 million in landlord tenant improvement allowances. Of the total net capital expenditures, approximately $30 million is expected to be for the remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations and the construction of new Wet Seal and Arden B stores.

For fiscal 2009, net cash provided by financing activities was $0.5 million, comprised primarily of $7.8 million of proceeds from investor exercises of common stock warrants, which resulted in the issuance of 2,911,520 shares of our Class A common stock, and nominal proceeds from the exercise of stock options, partially offset by $7.3 million used to repurchase 2,025,720 shares of our Class A common stock pursuant to a $12.5 million repurchase authorization granted by our Board of Directors in November 2009. During February 2010, the Company completed its use of this authority and repurchased the balance of the authorized spending of approximately $5.2 million. As a result this authorized spending plan is now closed.

In March 2010, a holder of our convertible notes, preferred stock and Series E warrants converted $4.7 million in principal amount of the convertible notes into 3,111,111 shares of our Class A common stock and 1,611 shares of preferred stock into 537,000 of Class A common stock, and exercised Series E warrants into 625,000 shares of Class A common stock for an exercise price of $2.3 million. As an inducement for the holder to undertake these conversions and/or exercises of the convertible notes, preferred stock and Series E warrants, we provided the holder with a $0.7 million cash payment. The Company also repurchased an insignificant remaining convertible note balance from another holder. As a result of these transactions, there are no longer any remaining convertible notes and preferred stock outstanding.

For fiscal 2008, net cash provided by financing activities was $6.1 million, comprised of proceeds from investor exercises of common stock warrants, which resulted in the issuance of 1,793,139 shares of our Class A common stock, and nominal proceeds from the exercise of stock options.

During fiscal 2008, investors in the Company’s Secured Convertible Notes (the “Notes”) converted $3.4 million of Notes into 2,274,804 shares of Class A common stock and investors in our Convertible Preferred Stock (the “Preferred Stock”) converted $0.6 million of Preferred Stock into 185,333 shares of Class A common stock.

Total cash and cash equivalents at January 30, 2010, was $161.7 million, compared to $142.1 million at January 31, 2009.

We maintain a $35.0 million revolving credit facility, which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the agreement. The revolving credit facility expires in May 2011. Under our revolving credit facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on our line of credit under the revolving credit facility is the prime rate or, if we elect, the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average excess availability, as defined under our revolving credit facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of January 30, 2010. We also incur fees on outstanding letters of credit under the revolving credit facility in effect at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The revolving credit facility ranks senior in right of payment to our Notes. Borrowings under the revolving credit facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, LLC.

At January 30, 2010, the amount outstanding under the revolving credit facility consisted of $4.8 million in open commercial letters of credit related to merchandise purchases and $1.8 million in standby letters of credit.

At January 30, 2010, we had $28.4 million available for cash advances and/or for the issuance of additional letters of credit. At January 30, 2010, we were in compliance with all covenant requirements in the revolving credit facility and the indenture governing our Notes.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months. However, over the course of fiscal 2008 and fiscal 2009, consumer confidence and consumer spending deteriorated significantly, and could remain depressed for an extended period. As a result of this current economic crisis, we may experience continued declines in consolidated comparable store sales or experience other events that negatively affect our operating results. If our consolidated comparable store sales drop significantly for an extended period, or we falter in execution of our business strategy, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations, we may not achieve our financial performance goals, which could adversely impact our results of operations and operating cash flow. This could also cause a decrease in or elimination of excess availability under our revolving credit facility, which could force us to seek alternatives to address potential cash constraints, including seeking additional debt and/or equity financing.

The financial performance of our business is susceptible to the declines in discretionary consumer spending, availability of consumer credit and low consumer confidence in the United States. Volatile fuel prices and increasing commodity costs may also cause a shift in consumer demand away from the retail clothing products that we offer. There are no guarantees that government initiatives will limit the duration or severity of the current economic recession or stabilize factors that affect our sales and profitability. Recent adverse economic trends could affect us more significantly than companies in other industries.

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

Commitments and Contingencies

Our principal contractual obligations and commercial commitments at January 30, 2010 are summarized in the following charts. We have no other off-balance sheet commitments.

Contractual Obligations (in thousands)	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	Over 5 Years
Lease commitments:
Operating leases	$336,900	$57,600	$98,800	$74,600	$105,900
Fixed common area maintenance	88,100	11,300	22,800	19,900	34,100
Convertible notes, including accrued interest(1)	5,622	—	5,622	—	—
Supplemental Employee Retirement Plan	1,985	220	440	440	885
Merchandise on order with suppliers	64,096	64,096	—	—	—
Projected interest on contractual obligations	431	—	431	—	—

Total	$497,134	$133,216	$128,093	$94,940	$140,885

(1)	As of March 31, 2010, all of the outstanding secured convertible notes have been converted or repurchased and we have initiated a satisfaction and discharge of our obligations under the indenture governing such notes.

Lease commitments include operating leases for our retail stores, principal executive offices, warehouse facilities, vehicles, computers and office equipment under operating lease agreements expiring at various times through 2021. Certain leases for our retail stores include fixed common area maintenance obligations.

We have a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one former director. The SERP provides for retirement death benefits through life insurance. We funded a portion of the SERP obligation in prior years through contributions to a trust arrangement known as a “Rabbi” trust.

We place merchandise orders approximately 30 to 60 days in advance for domestic merchandise and 70 to 120 days in advance for imported merchandise. Occasionally, we have “promotional events” for which we purchase larger quantities at discounted prices. We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. We have markdown risk to the extent we do not ultimately achieve adequate sell-through on such merchandise.

The projected interest component on our company’s contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 5 of notes to consolidated financial statements). This projected interest pertains to the 3.76% interest, compounded annually, on our secured convertible notes. Upon investor conversions of our secured convertible notes, we no longer become obligated to pay a ratable portion of such interest. As of March 31, 2010 all of our outstanding secured convertible notes have been converted.

Our other commercial commitments consist of letters of credit primarily for the procurement of domestic and imported merchandise and to secure obligations to certain insurance providers, and are secured through our senior revolving credit facility. At January 30, 2010, our contractual commercial commitments under these letter of credit arrangements were as follows:

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	3–5 Years	Over 5 Years
Letters of credit	$6,550	$6,550	—	—	—

Recently Adopted Accounting Pronouncements

Effective July 2009, the Financial Accounting Standards Board (FASB) codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the SEC. Since the codification did not alter existing accounting principles generally accepted in the United States of America (GAAP), it did not have an impact on our consolidated financial statements. All references to pre-codified GAAP have been removed from this Form 10-K.

In June 2008, the FASB issued guidance which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with nonforfeitable dividend rights, irrespective of whether the entity declares and/or pays a dividend. This guidance was effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Effective February 1, 2009, we adopted this guidance and it did not significantly impact our consolidated financial statements. Refer to Note 12 of the notes to consolidated financial statements for further information.

In December 2008, the FASB issued guidance which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies are required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Effective February 1, 2009, we adopted this guidance and it did not significantly impact our consolidated financial statements. Refer to Note 11 of the notes to consolidated financial statements for further information.

New Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued guidance related to revenue arrangements with multiple deliverables. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. Such guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not believe adoption of this guidance will have any effect on our consolidated financial statements.

In January 2010, the FASB issued guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. We do not believe adoption of this guidance will have any effect on our consolidated financial statements.

Additional information regarding new accounting pronouncements is contained in Note 1 of notes to consolidated financial statements herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

To the extent that we borrow under our revolving credit facility, we are exposed to market risk related to changes in interest rates. At January 30, 2010, no borrowings were outstanding under the revolving credit facility. As of January 30, 2010, we are not a party to any material derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars, and in fiscal 2009, we directly imported only approximately 18% of our merchandise inventories. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal. Over a longer period, the impact of such changes could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their product internationally.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended January 30, 2010, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2010, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2010.

Our internal control over financial reporting as of January 30, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Wet Seal, Inc.:

We have audited the internal control over financial reporting of The Wet Seal, Inc. and subsidiaries (the “Company”) as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 30, 2010, of the Company and our report dated March 31, 2010, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, CA

March 31, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant

The following is a list, as of March 31, 2010, of the names and ages of the executive officers of The Wet Seal, Inc.

Name	Officers and Other Positions Held With Our Company	Age
Edmond S. Thomas	President and Chief Executive Officer	56
Steven H. Benrubi	Executive Vice President, Chief Financial Officer, and Corporate Secretary	43
Sharon Hughes	Chief Merchandise Officer, Arden B Division	50

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

Sharon Hughes. Ms. Sharon Hughes was appointed our president and chief merchandise officer for our Arden B division effective November 19, 2009. Ms. Hughes most recently served as a consultant to lead the Arden B merchant team from February 2008 to November 2009. Prior to that, from 2002 to 2008 Ms. Hughes provided merchandising and operational consulting services to various companies. From 1990 to 2002 Ms. Hughes was previously an employee of our Company, during which time she was involved in the formation of the Arden B concept, eventually serving as our senior vice president of merchandising for our Wet Seal division. From 1984 to 1990, Ms. Hughes served as a general merchandise manager at Saturday’s World, a women’s specialty retailer based in Seattle, Washington. Prior to her employment with Saturday’s World, Ms. Hughes served as a buyer for our Wet Seal division beginning in 1979.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The financial statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” at F-1 are filed as part of this report.

2.	Financial Statement Schedules: All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits: See “Exhibit Index.”

(b)	See (a) 3 above.

(c)	See (a) 1 and 2 above.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of our company (incorporated by reference to Exhibit 3.1 of our company’s Registration Statement on Form S-1 filed September 2, 1992)

3.1.1	Amendment to Restated Certificate of Incorporation of our company (incorporated by reference to Exhibit 3.1.1 of our company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002)

3.1.2	Amendment to Restated Certificate of Incorporation, as amended, of our company (incorporated by reference to Exhibit 3.1 of our company’s Current Report on Form 8-K filed on January 18, 2005)

3.1.3	Amendment to Restated Certificate of Incorporation, as amended, of our company (incorporated by reference to Exhibit 3.1.3 of our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006)

3.2	Amended and Restated Bylaws of our company (incorporated by reference to Exhibit 3.1 of our company’s Current Report on Form 8-K filed on May 29, 2009)

4.1	Specimen Certificate of the Class A Stock, par value $.10 per share (incorporated by reference to Exhibit 4.1 of our company’s Registration Statement on Form S-1 filed September 2, 1992)

4.2	Specimen Certificate of the Class B Stock, par value $.10 per share (incorporated by reference to Exhibit 4.2 of our company’s Registration Statement on Form S-1 filed September 2, 1992)

4.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on May 3, 2005)

4.4	Indenture entered into between our company and The Bank of New York, dated as of January 14, 2005 (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on January 21, 2005)

4.4.1	Supplemental Indenture entered into between our company and The Bank of New York, dated as of March 1, 2006 (incorporated by reference to Exhibit 4.5.1 of our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006)

4.4.2	Second Supplemental Indenture entered into between our company and The Bank of New York, dated as of June 21, 2006 (incorporated by reference to Exhibit 4.1 of our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006)

4.4.3	Third Supplemental Indenture entered into between our company and The Bank of New York, dated as of December 28, 2006 (incorporated by reference to Exhibit 4.5.3 of our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007)

4.5	Form of Registered Global 3.76% Secured Convertible Note due January 14, 2012 issued by our company (incorporated by reference to Exhibit 4.8 of our company’s Registration Statement on Form S-3 filed on May 17, 2005)

4.6	Form of Series C Warrant issued by our company (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.7	Form of Series D Warrant issued by our company (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on December 14, 2004)

4.8	Form of Series E Warrant issued by our company (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on May 3, 2005)

Exhibit No.	Description

10.1	Lease between our company and Foothill-Parkstone I, LLC, dated November 21, 1996 (incorporated by reference to Exhibit 10.1 of our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998)

10.1.1	Lease Addendum between our company and FFP, LLC, dated October 28, 2006 (incorporated by reference to Exhibit 10.1.1 of our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006)

10.2	1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of our company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997)

10.2.1	Second Amendment to the 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10.1 of our company’s Annual Report on Form 10-K the fiscal year ended February 2, 2002)

10.3	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 of our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998)

10.4	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001)

10.5	2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s Definitive Proxy Statement on Form DEF 14A, dated December 14, 2004)

10.5.1	Amendment to the 2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s Definitive Proxy Statement on Form DEF 14A, dated June 17, 2005)

10.6	Indemnification Agreement between our company and various executives and directors, dated January 3, 1995 (incorporated by reference to Exhibit 10.9 of our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995)

10.7	Form of Indemnification Agreement between our company and members of our Board of Directors (incorporated by reference to Exhibit 10.33 of our company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2005)

10.8	Employment Agreement between our company and Edmond S. Thomas, dated September 6, 2007 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on September 11, 2007)

10.9	Amended and Restated Employment Agreement between our company and Steven H. Benrubi, dated February 12, 2008 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on February 19, 2008)

10.10	Employment Agreement between our company and Sharon Hughes, dated November 19, 2009 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on November 20, 2009)

10.11	Form of Restricted Stock Agreement between our company and members of our Board of Directors (incorporated by reference to Exhibit 10.34 of our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005)

10.12	Amended and Restated Credit Agreement entered into by and among our Company and Bank of America, N.A., dated August 14, 2006 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 18, 2006)

10.13	Security Agreement entered into among our company, Bank of America (f/k/a Fleet National Bank) and certain other parties thereto, dated May 26, 2004 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 5, 2005)

Exhibit No.	Description

10.14	Amended and Restated Subordination Agreement entered into by and among our company, certain of the Senior Lenders, The Bank of New York and the Investors, dated January 14, 2005 (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on January 21, 2005)

10.15	Amendment No. 1 to Amended and Restated Subordination Agreement entered into by and among our company, certain of the Senior Lenders, The Bank of New York and the Investors, dated April 29, 2005 (incorporated by reference to Exhibit 10.10 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.16	Subordination Agreement entered into by and among the Company, the Investors and Fleet Retail Group, Inc., as agent for the senior lenders, dated April 29, 2005 (incorporated by reference to Exhibit 10.8 of our company’s Current Report on Form 8-K filed on May 3, 2005)

10.17	Form of Stock Option Agreement between our company and employees of our company (incorporated by reference to Exhibit 10.27 of our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007)

10.18	Stock Option Agreement between our company and Edmond S. Thomas, dated March 7, 2008 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on March 11, 2008)

12.1	Statement of Computation of Ratios

14.1	The Wet Seal, Inc. Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 of our company’s Current Report on Form 8-K filed on October 1, 2008)

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date Signed: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date Signed

/s/ EDMOND S. THOMAS Edmond S. Thomas	President and Chief Executive Officer (Principal Executive Officer) and Member of the Board of Directors	March 31, 2010

/s/ STEVEN H. BENRUBI Steven H. Benrubi	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/s/ HAROLD D. KAHN Harold D. Kahn	Chairman of the Board of Directors	March 31, 2010

/s/ JONATHAN DUSKIN Jonathan Duskin	Director	March 31, 2010

/s/ SIDNEY M. HORN Sidney M. Horn	Director	March 31, 2010

/s/ KENNETH M. REISS Kenneth M. Reiss	Director	March 31, 2010

/s/ HENRY D. WINTERSTERN Henry D. Winterstern	Director	March 31, 2010

/s/ MICHAEL ZIMMERMAN Michael Zimmerman	Director	March 31, 2010

THE WET SEAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	F-2

FINANCIAL STATEMENTS:
Consolidated balance sheets as of January 30, 2010 and January 31, 2009	F-3
Consolidated statements of operations for the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008	F-4
Consolidated statements of stockholders’ equity and comprehensive income for the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008	F-5
Consolidated statements of cash flows for the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008	F-6
Notes to consolidated financial statements	F-8

FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Wet Seal, Inc.

We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Wet Seal, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, CA

March 31, 2010

THE WET SEAL, INC.

CONSOLIDATED BALANCE SHEETS

	January 30, 2010	January 31, 2009
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$161,693	$142,064
Other receivables	479	1,784
Merchandise inventories	29,159	25,529
Prepaid expenses and other current assets	10,939	10,600
Deferred tax assets	19,600	—

Total current assets	221,870	179,977

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	108,958	102,062
Furniture, fixtures, and equipment	66,708	65,378

	175,666	167,440
Less accumulated depreciation and amortization	(97,603)	(92,571)

Net equipment and leasehold improvements	78,063	74,869

OTHER ASSETS:
Deferred tax assets	51,713	—
Deferred financing costs, net of accumulated amortization of $5,684 and $5,586 at January 30, 2010 and January 31, 2009, respectively	75	173
Other assets	2,509	1,640

Total other assets	54,297	1,813

TOTAL ASSETS	$354,230	$256,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—merchandise	$14,588	$8,388
Accounts payable—other	9,480	9,188
Income taxes payable	47	228
Accrued liabilities	24,918	28,079
Current portion of deferred rent	2,735	3,378

Total current liabilities	51,768	49,261

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $956 and $752 at January 30, 2010 and January 31, 2009, respectively, and net of unamortized discount of $2,083 and $2,712 at January 30, 2010 and January 31, 2009, respectively	3,540	2,707
Deferred rent	28,827	30,051
Other long-term liabilities	1,785	1,821

Total long-term liabilities	34,152	34,579

Total liabilities	85,920	83,840

COMMITMENTS AND CONTINGENCIES (Note 6)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; 1,611 and 1,611 shares issued and outstanding at January 30, 2010 and January 31, 2009, respectively	1,611	1,611

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 106,889,150 shares issued and 98,046,279 shares outstanding at January 30, 2010, and 103,319,360 shares issued and 96,635,935 outstanding at January 31, 2009	10,689	10,332
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at January 30, 2010 and January 31, 2009, respectively	—	—
Paid-in capital	309,745	300,607
Accumulated deficit	(24,398)	(117,828)
Treasury stock, 8,842,871 shares and 6,683,425 shares, at cost, at January 30, 2010 and January 31, 2009, respectively (Note 7)	(29,758)	(22,461)
Accumulated other comprehensive income	421	558

Total stockholders’ equity	266,699	171,208

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$354,230	$256,659

See notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
	(In thousands, except share data)
Net sales	$560,918	$592,960	$611,163
Cost of sales	394,092	400,521	408,892

Gross margin	166,826	192,439	202,271
Selling, general, and administrative expenses	141,633	154,671	177,468
Asset impairment	2,341	5,611	5,546

Operating income	22,852	32,157	19,257

Interest income	487	2,182	5,489
Interest expense	(973)	(2,863)	(1,136)

Interest (expense) income, net	(486)	(681)	4,353

Income before (benefit) provision for income taxes	22,366	31,476	23,610
(Benefit) provision for income taxes	(71,064)	1,322	378

Net income	$93,430	$30,154	$23,232

Net income per share, basic	$0.92	$0.30	$0.23

Net income per share, diluted	$0.92	$0.30	$0.22

Weighted-average shares outstanding, basic	95,685,557	93,172,635	91,154,133

Weighted-average shares outstanding, diluted	96,250,188	94,099,234	94,141,019

See notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 3, 2007	96,218,013	$9,622	—	$—	$280,163	$(171,214)	$(2,400)		$626	$116,797
Net income	—	—	—	—	—	23,232	—	$23,232	—	23,232
Stock issued pursuant to long-term incentive plans	1,201,460	120	—	—	(120)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,207	—	—	—	—	5,207
Amortization of stock payment in lieu of rent	—	—	—	—	216	—	—	—	—	216
Exercise of stock options	48,334	5	—	—	172	—	—	—	—	177
Exercise of common stock warrants	909,752	91	—	—	2,210	—	—	—	—	2,301
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(26)	(26)	(26)
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(4)	(4)	(4)

Comprehensive income								$23,202

Repurchase of common stock	—	—	—	—	—	—	(20,061)			(20,061)

Balance at February 2, 2008	98,377,559	9,838	—	—	287,848	(147,982)	(22,461)		596	127,839
Net income	—	—	—	—	—	30,154	—	$30,154	—	30,154
Stock issued pursuant to long-term incentive plans	682,525	68	—	—	(68)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,977	—	—	—	—	2,977
Amortization of stock payment in lieu of rent	—	—	—	—	179	—	—	—	—	179
Exercise of stock options	6,000	1	—	—	10	—	—	—	—	11
Exercise of common stock warrants	1,793,139	179	—	—	5,939	—	—	—	—	6,118
Conversions of secured convertible notes into common stock	2,274,804	227	—	—	3,185	—	—	—	—	3,412
Conversions of convertible preferred stock into common stock	185,333	19	—	—	537	—	—	—	—	556
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(26)	(26)	(26)
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(12)	(12)	(12)

Comprehensive income								$30,116

Balance at January 31, 2009	103,319,360	10,332	—	—	300,607	(117,828)	(22,461)		558	$171,208
Net income	—	—	—	—	—	93,430	—	$93,430	—	93,430
Stock issued pursuant to long-term incentive plans	654,936	66	—	—	(66)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,624	—	—	—	—	1,624
Amortization of stock payment in lieu of rent	—	—	—	—	97	—	—	—	—	97
Exercise of stock options	3,334	—	—	—	8	—	—	—	—	8
Exercise of common stock warrants	2,911,520	291	—	—	7,475	—	—	—	—	7,766
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(25)	(25)	(25)
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(112)	(112)	(112)

Comprehensive income								$93,293

Repurchase of common stock	—	—	—	—	—	—	(7,297)			(7,297)

Balance at January 30, 2010	106,889,150	$10,689	—	$—	$309,745	$(24,398)	$(29,758)		$421	$266,699

See notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,430	$30,154	$23,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,101	14,518	13,673
Amortization of discount on secured convertible notes	629	2,746	516
Amortization of deferred financing costs	98	284	143
Amortization of stock payment in lieu of rent	97	179	216
Adjustment of derivatives to fair value	(40)	(40)	70
Interest added to (extinguished from) principal of secured convertible notes	204	(210)	328
Asset impairment	2,341	5,611	5,546
Loss on disposal of equipment and leasehold improvements	361	558	558
Deferred income taxes	(71,313)	—	—
Stock-based compensation (Note 2)	1,624	2,977	5,207
Changes in operating assets and liabilities:
Income taxes receivable	—	167	(111)
Other receivables	1,305	3,931	(2,111)
Merchandise inventories	(3,630)	6,061	2,641
Prepaid expenses and other current assets	(339)	346	(2,196)
Other non-current assets	(869)	62	(51)
Accounts payable and accrued liabilities	3,638	(8,113)	(4,475)
Income taxes payable	(181)	228	(128)
Deferred rent	(1,867)	(986)	8,533
Other long-term liabilities	(133)	(133)	(121)

Net cash provided by operating activities	40,456	58,340	51,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(21,304)	(23,023)	(38,523)
Investments in marketable securities	—	—	(72,659)
Proceeds from sales of marketable securities	—	—	72,659

Net cash used in investing activities	(21,304)	(23,023)	(38,523)

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(7,297)	—	(20,061)
Proceeds from exercise of stock options	8	11	177
Proceeds from exercise of common stock warrants	7,766	6,118	2,301

Net cash provided by (used in) financing activities	477	6,129	(17,583)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,629	41,446	(4,636)
CASH AND CASH EQUIVALENTS, beginning of year	142,064	100,618	105,254

CASH AND CASH EQUIVALENTS, end of year	$161,693	$142,064	$100,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$67	$69	$66
Income taxes	$505	$1,094	$586
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Conversion of convertible preferred stock into 185,333 shares of Class A common stock	$—	$556	$—
Conversion of secured convertible notes into 2,274,804 shares of Class A common stock	$—	$3,412	$—
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$25	$26	$26
Actuarial net loss under Supplemental Employee Retirement Plan	$112	$12	$4
Purchase of equipment and leasehold improvements unpaid at end of year	$2,627	$2,935	$3,283

See notes to consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

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

The Company’s fiscal year ends on the Saturday closest to the end of January. The reporting periods include 52 weeks of operations in fiscal 2009, fiscal 2008 and fiscal 2007.

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

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair market value. As of January 30, 2010, cash equivalents principally consist of investments in money market funds invested in U.S. Treasury securities, U.S. government agency securities, or repurchase agreements fully collateralized by U.S. Treasury securities or U.S. government agency securities. The Company is potentially exposed to concentration of credit risk when cash deposits in banks are in excess of federally insured limits. Cash accounts at banks are currently insured by the Federal Deposit Insurance Corporation up to $250,000. At January 30, 2010, and at various other times throughout fiscal 2009, the Company had cash balances in excess of federally insured limits. At January 30, 2010, amounts in excess of federally insured limits were $22.5 million.

Fair Value Measurements

On February 1, 2009, the Company adopted guidance related to fair value measurements pertaining to nonfinancial assets and liabilities. This guidance establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On February 3, 2008, the Company adopted this guidance as it pertains to the accounting for financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. Refer to Note 8 for further information.

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

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns, including permanent and promotional markdowns, on a cost basis in fiscal 2009, 2008, and 2007 were $78.6 million, $77.4 million, and $84.5 million, respectively, and represented 14.0%, 13.1%, and 13.8% of net sales, respectively.

The Company accrued for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of January 30, 2010, and January 31, 2009, of $2.4 million and $1.8 million, respectively. To the extent the Company’s estimates differ from actual results, additional markdowns may be required that could reduce the Company’s gross margin, operating income, and the carrying value of inventories.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Expenditures for betterment or improvement are capitalized, while expenditures for repairs and maintenance that do not significantly increase the life of the asset are expensed as incurred.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 1:    Summary of Significant Accounting Policies (Continued)

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

Not less frequently than quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during fiscal 2009, 2008, and 2007 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for these locations would continue. As such, the Company recorded noncash charges of $2.3 million, $5.6 million, and $2.0 million during fiscal 2009, 2008, and 2007, respectively, within asset impairment in the consolidated statements of operations to write down the carrying value of these stores’ long-lived assets to their estimated fair values.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are tested for impairment not less frequently than annually and are also tested for impairment between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. The performance of the impairment test requires a two-step process. The first step involves comparing the reporting unit’s estimated fair value with its carrying value. If the estimated fair value exceeds the carrying value, the assets are not considered to be impaired and no additional steps are necessary. If the carrying value exceeds the estimated fair value, the Company performs the second step of the impairment test to determine the amount of impairment loss. The second step involves comparing the carrying amount of the reporting unit’s goodwill with its implied fair value. If the carrying amount of the goodwill exceeds the respective reporting unit’s implied fair value, an impairment loss would be recognized in an amount equal to the excess. Accordingly, management conducted an annual impairment evaluation as of the end of fiscal 2007. Based on this analysis, due to the deteriorating operating performance of the Arden B division and the Company’s resulting outlook for that business, the Company determined $3.5 million in goodwill, which was all associated with its Arden B division, had been impaired. As such, the Company wrote down the carrying value of goodwill as of February 2, 2008, by $3.5 million, which was recorded within asset impairment in the consolidated statements of operations. As a result, no goodwill remained in the Company’s consolidated balance sheets as of January 30, 2010, and January 31, 2009.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized over the terms of the respective debt agreements using the interest method. In addition, deferred financing costs associated with the Company’s secured convertible notes are expensed immediately upon the conversion of portions of such notes into Class A common stock. Amortization of deferred financing costs, which was included within interest expense in the consolidated statements of operations, was $0.1 million, $0.3 million, and $0.1 million in fiscal 2009, 2008, and 2007, respectively.

Discount on Secured Convertible Notes

As discussed further in Note 5, upon issuance of its secured convertible notes, the Company recorded such notes net of a discount of $45.0 million. The Company is amortizing this discount over the seven-year term of the secured convertible notes using the interest method. In addition, the unamortized portion of the discount on secured convertible notes is expensed immediately upon conversions of portions of such notes into Class A common stock. Amortization of this discount, which was included within interest expense in the consolidated statements of operations, was $0.6 million, $2.7 million, and $0.5 million in fiscal 2009, 2008, and 2007, respectively.

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. Taxes collected from the Company’s customers are recorded on a net basis. For online sales, revenue is recognized at the estimated time goods are received by customers. Customers typically receive goods within four days of being shipped. Shipping and handling fees billed to customers for online sales are included in net sales. For fiscal 2009, 2008 and 2007, shipping and handling fee revenues were $2.9 million, $2.4 million, and $1.9 million, respectively, within net sales on the consolidated statements of operations.

The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. Historically, a customer generally could return merchandise within 30 days of the original purchase date. Beginning in the third quarter of fiscal 2008, the Company modified its sales return policy to allow customers to return merchandise only within 21 days of original purchase. The Company also modified sales return policy such that Wet Seal retail store merchandise may be returned for store credit only and Arden B retail store merchandise may be returned for cash refund or store credit within seven days of the original purchase date, and for store credit only thereafter. For Wet Seal and Arden B online sales, merchandise may be returned within 21 days for a full refund. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the consolidated balance sheets and was $0.3 million and $0.4 million at January 30, 2010, and January 31, 2009, respectively.

The Company recognizes the sales from gift cards, gift certificates, and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates, and store credits until the Company is released from such liability. The Company’s gift cards, gift certificates, and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates, and store credits are not redeemed or recovered (“breakage”). Historically, due to the lack of sufficient historical redemption trend data, the Company had not recognized breakage on gift cards, gift certificates, and store credits. In the fourth quarter of fiscal 2007, the Company analyzed company-specific historical redemption patterns and determined that the likelihood of redemption of unredeemed gift cards, gift certificates, and store credits three years after their issuance is remote. Beginning in the fourth quarter of fiscal 2007, the Company adjusted is unearned revenue liability to recognize estimated unredeemed amounts and began

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 1:    Summary of Significant Accounting Policies (Continued)

to record breakage as additional sales for gift cards, gift certificates, and store credits that remained unredeemed three years after their issuance. The Company’s net sales in the fourth quarter of fiscal 2007 included a benefit of $3.7 million to reduce the Company’s unearned revenue liability for estimated unredeemed amounts. The Company’s net sales for fiscal 2008 included a benefit of $0.9 million to reduce its unearned revenue liability for estimated unredeemed amounts. Additionally, based upon an analysis completed by the Company during the second fiscal quarter of 2009, historical redemption patterns indicated that the likelihood of redemption of unredeemed gift cards, gift certificates, and store credits greater than two years after their issuance is remote. As a result, beginning in the second quarter of fiscal 2009, the Company adjusted its unearned revenue liability to recognize the change in estimated timing of when breakage of gift cards, gift certificates and store credits is recognized from greater than three years after their issuance dates to greater than two years after their issuance dates. The Company’s net sales in the second quarter of fiscal 2009 included a benefit of $1.2 million due to this change in estimate to reduce its unearned revenue liability for estimated unredeemed amounts. The Company’s net sales for fiscal 2009 included a benefit of $2.2 million to reduce its unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates, and store credits is recorded in accrued liabilities in the consolidated balance sheets and was $5.4 million and $6.5 million at January 30, 2010, and January 31, 2009, respectively. If actual redemptions ultimately differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates the likelihood of redemption of gift cards, gift certificates, and store credits becomes remote at a different point in time after issuance, the Company may recognize further significant adjustments to its accruals for such unearned revenue, which could have a significant effect on the Company’s net sales and results of operations.

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

The Company has historically recognized membership fee revenue under the frequent buyer program on a straight-line basis over the 12-month membership period due to a lack of sufficient program history to determine customer usage patterns. During November 2007, the Company changed from in-store delivery to e-mail delivery of the program’s $5-off coupons, which eliminated the customer’s ability to use such coupons at the time of initial purchases. The Company believes this change affects customer usage patterns. The Company also continues to test alternative program structures, and promotions tied to the program, and may decide to further modify the program in ways that could also affect customer usage patterns. As a result of the program change and potential further modifications, the Company believes it is appropriate to maintain straight-line recognition of membership fee revenue. The Company may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales. The unearned revenue for this program is recorded in accrued liabilities in the consolidated balance sheets and was $4.7 million and $5.0 million at January 30, 2010, and January 31, 2009, respectively.

The Company maintains a customer loyalty program through is Arden B division. Under the program, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Merchandise redemptions are accrued as unearned revenue and recorded as a reduction of net sales as points are accumulated by the member.

During fiscal 2007, the Company modified the terms of the Arden B loyalty program whereby, quarterly, the Company converts into fractional awards the points accumulated by customers who have not made purchases

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 1:    Summary of Significant Accounting Policies (Continued)

within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if unredeemed after 60 days. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $1.4 million and $1.6 million at January 30, 2010, and January 31, 2009, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record adjustments to the unearned revenue accrual, which would affect net sales.

Cost of Sales

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inbound freight; payroll expenses associated with design, buying, planning and allocation; inspection cost; processing, receiving and other warehouse costs; rent; and depreciation and amortization expense associated with the Company’s stores and distribution center.

Leases

The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is recognized as an adjustment to deferred rent in the consolidated balance sheets. Also, cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent and are amortized using the straight-line method over the lease term as an offset to rent expense.

Store Preopening Costs

Store opening and preopening costs are charged to expense as they are incurred.

Advertising Costs

Costs for advertising related to visual merchandising, consisting of in-store signage, promotions, and Internet marketing, are expensed as incurred. Total advertising expenses were $2.4 million, $3.2 million, and $6.7 million in fiscal 2009, 2008, and 2007, respectively.

Vendor Discounts

The Company receives certain discounts from its vendors in accordance with agreed-upon payment terms. These discounts are reflected as a reduction of merchandise inventories in the period they are received and charged to cost of sales when the items are sold.

Income Taxes

The Company accounts for income taxes by recognizing deferred tax assets, which include, among other things, net operating loss carryforwards and tax credits, and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax expense or benefit results from the change in net deferred tax assets or deferred tax liabilities.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 1:    Summary of Significant Accounting Policies (Continued)

planning strategies and recent financial operations. In the event the Company had a change in expectations regarding its ability to realize its deferred income tax assets in the future, it would make an adjustment to the valuation allowance which would affect the provision for income taxes.

In fiscal 2004, due to the Company’s historical operating losses, the Company established a valuation allowance for 100% of its deferred tax assets. The Company discontinued recording income tax benefits in the consolidated statements of operations from fiscal 2004 through fiscal 2008.

In fiscal 2009, the Company determined it was more likely than not that all of the net deferred tax assets will be realized in the future. As a result, the Company reversed the valuation allowance on its deferred tax assets. Refer to Note 3 for further information.

As discussed further in Note 3, the Company is subject to certain limitations on its ability to utilize its federal and state net operating loss carryforwards.

Comprehensive Income (Loss)

Employers are required to recognize the over or under funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The Company was required to adopt such provisions as of the end of fiscal 2006, resulting in the recognition of other comprehensive income in the consolidated balance sheets for the difference between the previous carrying value of the accrued liability under the Company’s supplemental employee retirement plan and the carrying value (see Note 11).

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for its workers’ compensation and employee health care programs. A portion of the employee health care plan is funded by employees. Under the workers’ compensation insurance program, the Company is liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.4 million. Under the group health plan, the Company is liable for a deductible of $0.15 million for each individual claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to adjustment based on the number of participants in the plan each month. For both of the insurance plans, the Company records a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. The Company adjusts these liabilities based on historical claims experience, demographic factors, severity factors, and other actuarial assumptions. A significant change in the number or dollar amount of claims could cause the Company to revise its estimates of potential losses, which would affect its reported results. The following summarizes the activity within the Company’s accrued liability for the self-insured portion of unpaid claims and estimated unreported claims:

	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands)
Balance at beginning of year	$2,111	$1,765	$1,681
Accruals	4,303	6,869	6,898
Payment of claims	(4,588)	(6,523)	(6,814)

Balance at end of year	$1,826	$2,111	$1,765

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with applicable accounting standards, which require the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Refer to Note 2 for further information.

Derivative Financial Instruments

As of January 30, 2010, and January 31, 2009, the Company’s only derivative financial instrument is an embedded derivative associated with the Company’s secured convertible notes (see Note 5). The Company accounts for its only derivative financial instrument at fair value on its consolidated balance sheets. The gain or loss as a result of the change in fair value of the embedded derivative associated with the Company’s secured convertible notes is recognized in interest expense in the consolidated statements of operations and was not significant for any period presented.

Segment Information

The Company has two operating segments representing its two retail divisions (“Wet Seal” and “Arden B”). Internet operations for Wet Seal and Arden B are included in their respective operating segments. Although the two divisions have many similar operating characteristics, the Company determined that the operating differences and the disparity in financial performance of the divisions require separate disclosure.

Recently Adopted Accounting Pronouncements

Effective July 2009, the Financial Accounting Standards Board (FASB) codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission (SEC). Since the codification did not alter existing GAAP, it did not have an impact on the Company’s consolidated financial statements. All references to pre-codified GAAP have been removed from these financial statements.

In June 2008, the FASB issued guidance which requires entities to apply the two-class method of computing basic and diluted earnings per share to participating securities with nonforfeitable dividend rights, irrespective of whether the entity declares and/or pays a dividend. This guidance was effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Effective February 1, 2009, the Company adopted this guidance and it did not significantly impact the Company’s consolidated financial statements. Refer to Note 12 for further information.

In December 2008, the FASB issued guidance which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies are required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Effective February 1, 2009, the Company adopted this guidance and it did not significantly impact the Company’s consolidated financial statements. Refer to Note 11 for further information.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 1:    Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued guidance related to revenue arrangements with multiple deliverables. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. Such guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not believe adoption of this guidance will have any effect on its consolidated financial statements.

In January 2010, the FASB issued guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not believe adoption of this guidance will have any effect on its consolidated financial statements.

NOTE 2:    Stock-Based Compensation

The provisions of FASB guidance require the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

The Company elected to adopt the alternative transition method provided in FASB guidance for calculating the tax effects of share-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption. In addition, the Company elected to recognize excess income tax benefits from stock option exercises and vesting of restricted stock and performance shares in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

The Company had one stock incentive plan under which shares were available for grant at January 30, 2010: the 2005 Stock Incentive Plan (the “2005 Plan”) . The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of January 30, 2010; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan permits the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors, and consultants

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 2:    Stock-Based Compensation (Continued)

with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. An aggregate of 19,280,028 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of January 30, 2010, 1,745,756 shares were available for future grants.

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

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	56.00%	53.00%	59.00%
Risk-Free Interest Rate	1.57%	2.44%	4.43%
Expected Life of Options (in Years)	3.3	3.3	3.7

The Company recorded $0.2 million, $0.5 million, and $2.2 million of compensation expense, or less than $0.01, less than $0.01 and $0.02 per basic and diluted share, related to stock options outstanding during fiscal 2009, 2008, and 2007, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

At January 30, 2010, there was $0.7 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 1.9 years, over the course of the remaining vesting periods of such options through fiscal 2012.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 2:    Stock-Based Compensation (Continued)

The following table summarizes the Company’s stock option activities with respect to its Plans for fiscal 2009, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 31, 2009	2,367,202	$7.17
Granted	371,500	$3.37
Exercised	(3,334)	$2.40
Canceled	(500,616)	$6.13

Outstanding at January 30, 2010	2,234,752	$6.77	2.76	$151
Vested and expected to vest in the future at January 30, 2010	2,074,130	$7.02	2.65	$128
Exercisable at January 30, 2010	1,559,028	$8.11	2.19	$53

Options vested and expected to vest in the future are comprised of all options outstanding at January 30, 2010, net of estimated forfeitures. Additional information regarding stock options outstanding as of January 30, 2010, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of January 30, 2010	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of January 30, 2010	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 3.43	504,500	4.25	$3.06	111,669	$2.88
3.46 - 5.46	449,312	3.74	4.28	219,726	4.50
5.51 - 6.39	523,000	1.35	5.92	486,673	5.88
6.50 - 11.76	611,190	2.21	9.49	594,210	9.57
11.79 - 23.02	146,750	1.95	18.92	146,750	18.92

$ 1.81 - $ 23.02	2,234,752	2.76	$6.77	1,559,028	$8.11

The weighted-average grant-date fair value of options granted during fiscal 2009, 2008, and 2007 was $1.36, $1.50, and $2.75 per share, respectively. The total intrinsic value for options exercised during fiscal 2009, 2008, and 2007 was less than $0.1 million each year.

Cash received from option exercises under all Plans for fiscal 2009, 2008, and 2007 was less than $0.1 million, less than $0.1 million, and $0.2 million, respectively. During fiscal 2009, 2008 and 2007, the Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL (see Note 3) prior to realizing the excess tax benefits.

Restricted Common Stock and Performance Shares

Under the 2005 Plan, the Company grants directors, certain executives, and other key employees restricted common stock with vesting generally contingent upon completion of specified service periods. The Company also grants certain executives and other key employees performance share awards with vesting generally contingent upon a combination of specified service periods and the Company’s achievement of specified common stock price levels.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 2:    Stock-Based Compensation (Continued)

During fiscal 2009, 2008, and 2007, the Company granted 263,436, 249,025, and 590,000 shares, respectively, of restricted common stock to certain employees and directors under the Plans. Restricted common stock awards generally vest over periods ranging from one to three years. The weighted-average grant-date fair value of the restricted common stock granted during fiscal 2009, 2008, and 2007 was $2.71, $3.10, and $3.26 per share, respectively. The Company recorded approximately $1.1 million, $1.4 million, and $1.9 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during fiscal 2009, 2008, and 2007, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

During fiscal 2009, 2008, and 2007, the Company granted 54,000, 90,000, and 1,267,960 performance shares, respectively, to certain officers under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during fiscal 2009, 2008, and 2007, which included consideration of the probability of such shares vesting, was $1.79, $2.07, and $2.74 per share, respectively. The Company recorded $0.3 million, $1.1 million, and $1.1 million of compensation expense during fiscal 2009, 2008, and 2007, respectively, related to performance shares granted to officers. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

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

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. For nonvested performance shares that remain outstanding as of January 30, 2010, the various closing trading price performance conditions for the Company’s common stock range from $4.19 to $12.80 per share. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for fiscal 2009:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 31, 2009	1,820,260	$2.55
Granted	317,436	$2.55
Vested	(437,652)	$3.35
Forfeited	(103,726)	$2.01

Nonvested at January 30, 2010	1,596,318	$2.37

The fair value of restricted common stock and performance shares that vested during fiscal 2009 was $1.4 million.

At January 30, 2010, there was $0.6 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $0.4 million relates to restricted common stock and $0.2 million relates to performance shares. That cost is

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 2:    Stock-Based Compensation (Continued)

expected to be recognized over a weighted-average period of 0.5 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could potentially change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized by the Company in its consolidated statements of operations.

Change in Estimated Forfeiture Rate

Based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense, from a 10% forfeiture rate to a 15% forfeiture rate in the first quarter of fiscal 2009 and, for its executives, from a 5% forfeiture rate to a 10% forfeiture rate in the first quarter of fiscal 2008. During these same periods, the Company also realized benefits from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive and other employee departures from the Company. The impact of these events were benefits during fiscal 2009 and fiscal 2008 of approximately $0.9 million and $0.9 million, respectively, of which $0.4 million and $0.3 million, respectively, was included in cost of sales and $0.5 million and $0.6 million, respectively, was included in selling, general, and administrative expenses in the consolidated statements of operations.

NOTE 3:    (Benefit) Provision for Income Taxes

The components of the (benefit) provision for income taxes for fiscal 2009, 2008, and 2007 are as follows (in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Current:
Federal	$(24)	$630	$352
State	273	692	26

	249	1,322	378

Deferred:
Federal	7,315	13,043	11,279
State	1,117	2,717	2,309
Change in valuation allowance	(8,432)	(15,760)	(13,588)
Valuation allowance release	(71,313)	—	—

	(71,313)	—	—

	$(71,064)	$1,322	$378

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 3:    (Benefit) Provision for Income Taxes (Continued)

Reconciliations of the provision for income taxes to the amount of the provision that would result from applying the federal statutory rate of 35% to income before provision for income taxes for fiscal 2009, 2008, and 2007 are as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.7	1.4	0.1
Charitable contributions	—	—	0.2
Nondeductible impairment of goodwill	—	—	5.2
Nondeductible interest on secured convertible notes	1.4	3.1	1.4
Other nondeductible expenses	0.5	0.6	0.3
Merchandising consultant stock-based compensation	—	—	10.5
Valuation allowance	(357.0)	(35.9)	(51.1)
Other	(2.6)	—	—

Effective tax rate	(318.0)%	4.2%	1.6%

The major components of the Company’s net deferred income tax assets at January 30, 2010, and January 31, 2009, are as follows (in thousands):

	January 30, 2010	January 31, 2009
Deferred rent	$5,556	$5,054
Merchandise inventories	1,437	1,304
Difference between book and tax bases of fixed assets	3,426	10,613
State income taxes	(4,192)	(4,583)
Supplemental employee retirement plan	1,006	1,055
Net operating loss and other tax attribute carryforwards	50,261	53,205
Deferred revenue	7,694	7,435
Stock-based compensation	3,422	2,984
Other	2,703	2,678

	71,313	79,745
Valuation allowance	—	(79,745)

Net deferred income tax assets	$71,313	$—

As a result of disappointing sales results during fiscal 2004 and the Company’s historical operating losses, management concluded in fiscal 2004 that it was more likely than not that the Company would not realize its net deferred tax assets. As a result, the Company established a valuation allowance for 100% of its net deferred income tax assets in fiscal 2004. The Company discontinued recording income tax benefits in the consolidated statements of operations from fiscal 2004 through fiscal 2008. At the end of fiscal 2009, the Company determined, based upon the balance of positive and negative evidence, that it is more likely than not that all of the net deferred tax assets will be realized in the future, and the Company reversed $71.3 million of valuation allowance on its deferred tax assets, all of which was recorded to the (benefit) provision for income taxes on the consolidated statement of operations.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 3:    (Benefit) Provision for Income Taxes (Continued)

As of January 30, 2010, the Company had federal net operating loss carryforwards (NOLs) of $116.6 million, of which $12.8 million relates to benefits from stock-based compensation. The Company’s federal NOLs begin to expire in 2023. The NOLs are subject to annual utilization limitations as of January 30, 2010. As January 30, 2010, the Company also had federal charitable contribution carryforwards of $13.4 million, which have begun to expire in fiscal 2010, alternative minimum tax credits of $2.1 million, which do not expire, and state NOLs of $104.4 million, which begin to expire in 2010 and are also subject to annual utilization limitations, of which $12.8 million relates to benefits from stock-based compensation.

The Company uses the with-or-without method to determine when it will recognize and realize excess tax benefits from stock-based compensation. Under this method, the Company will recognize and realize these excess tax benefits only after it realizes the tax benefits of net operating losses from operations.

Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of federal NOLs to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests of the Company’s common stock. Under Section 382, an ownership change that triggers potential limitations on NOLs occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on its analyses, the Company had ownership changes in April 2005 and December 2006, which resulted in Section 382 limitations applying to federal NOLs generated prior to those dates, which were approximately $172.1 million.

As a result of those ownership changes, of the Company’s $116.6 million of remaining federal NOLs, the Company may utilize up to $62.4 million of its federal NOLs to offset taxable income in fiscal 2010. The Company may also experience additional ownership changes in the future, which could further limit the amount of federal NOLs annually available. As of January 30, 2010 there have been no ownership changes since 2006.

In addition, the Company may determine that varying state laws with respect to NOL utilization may result in lower limits, or an inability to utilize loss carryforwards in some states altogether, which could result in the Company incurring additional state income taxes. During fiscal 2008, the State of California passed legislation that suspended the Company’s ability to utilize NOLs to offset taxable income in fiscal 2008 and 2009. This resulted in the Company’s incurrence of additional state income taxes in California and an increase in its effective tax rate in fiscal 2009 and fiscal 2008. At this time, the Company expects to utilize its California NOLs in fiscal 2010 unless legislation is passed that would further suspend use of NOLs.

The Company may also generate income in future periods on a federal alternative minimum tax basis, which would result in alternative minimum taxes payable on a portion of such income.

Effective February 4, 2007, the Company adopted provisions under GAAP which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The cumulative effect, if any, of applying these provisions is to be reported as an adjustment to the opening balance of accumulated deficit in the year of adoption. These provisions also require that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. These provisions require expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 3:    (Benefit) Provision for Income Taxes (Continued)

unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits or expenses that, if recognized, would affect the effective tax rate, and the total amounts of interest and penalties recognized in the statements of operations and financial position.

The adoption of these provisions had no effect on the Company’s consolidated financial statements. At January 30, 2010, the Company had no material unrecognized tax benefits or expenses that, if recognized, would affect the Company’s effective income tax rate in future periods. The Company is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its recognized tax positions.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at January 30, 2010. Prior to its adoption of these provisions, the Company recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

The major jurisdictions in which the Company files income tax returns include the United States federal jurisdiction as well as various state jurisdictions within the United States. The Company’s fiscal year 2005 and thereafter are subject to examination by the United States federal jurisdiction, and, generally, fiscal year 2002 and thereafter are subject to examination by various state tax authorities.

NOTE 4:    Accrued Liabilities

Accrued liabilities consist of the following as of January 30, 2010, and January 31, 2009 (in thousands):

	January 30, 2010	January 31, 2009
Minimum rent and common area maintenance	$2,632	$2,308
Accrued wages, bonuses, and benefits	6,071	7,651
Gift cards, gift certificates, and store credits	6,045	7,188
Frequent buyer and loyalty programs	6,009	6,652
Sales and use taxes	1,447	1,454
Other	2,714	2,826

	$24,918	$28,079

NOTE 5:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 5:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants (Continued)

pay dividends, close stores, and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintains an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London InterBank Offered Rate (LIBOR) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average excess availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of January 30, 2010. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

The Facility ranks senior in right of payment to the Company’s secured convertible notes. Borrowings under the Facility are secured by all presently owned and hereafter acquired assets of the Company and two of its wholly owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility. The obligations of the Company and the subsidiary borrowers under the Facility are guaranteed by another wholly owned subsidiary of the Company, Wet Seal GC, LLC.

At January 30, 2010, the amount outstanding under the Facility consisted of $4.8 million in open documentary letters of credit related to merchandise purchases and $1.8 million in outstanding standby letters of credit, and the Company had $28.4 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At January 30, 2010, the Company was in compliance with all covenant requirements related to the Facility.

Secured Convertible Notes and Common Stock Warrants

On January 14, 2005, after receipt of shareholder approval on January 10, 2005, the Company issued $56.0 million in aggregate principal amount of its secured convertible notes (the “Notes”) due January 14, 2012, to certain investors (the “Investors”). The Notes have an initial conversion price of $1.50 per share of the Company’s Class A common stock (subject to antidilution adjustments) and bear interest at an annual rate of 3.76% (interest may be paid in cash or accrued to principal at the Company’s discretion, and a ratable portion of accrued interest is extinguished without payment by the Company if and when Notes are converted) and are convertible into Class A common stock. The initial conversion price assigned to the Notes was lower than the fair market value of the Class A common stock on the commitment date (January 11, 2005), creating a beneficial conversion feature. On January 14, 2005, the Company also issued to the Investors Series B warrants, Series C warrants, and Series D warrants (collectively with 2.3 million of Series A warrants previously issued to the Investors, the “Warrants”) to acquire initially up to 3.4 million, 4.5 million, and 4.7 million shares of the Company’s Class A common stock, respectively. The Series B, Series C, and Series D warrants have exercise prices per share of $2.25, $2.50, and $2.75, respectively. Each Investor is prohibited from converting any of the Notes or exercising any Warrants if, as a result, it would own beneficially at any time more than 9.99% of the outstanding Class A common stock of the Company. The Notes are guaranteed by other wholly owned subsidiaries of the Company, Wet Seal Catalog, Inc., Wet Seal Retail Inc. and Wet Seal GC, LLC.

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 5:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants (Continued)

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

The resulting discount to the Notes is amortized under the interest method over the seven-year life of the Notes and charged to interest expense. The Notes have a yield to maturity of 27.1%. For fiscal 2009, 2008, and 2007, the Company recognized $0.6 million, $0.6 million, and $0.5 million, respectively, in interest expense, not including accelerated charges upon conversions (see below), related to the discount amortization. As of January 30, 2010, and January 31, 2009, the net carrying value of the Notes was $3.5 million and $2.7 million, respectively, including accrued interest.

The Company includes the shares issuable upon conversion of the Notes in its calculations of basic and diluted earnings per share to the extent such inclusion would be dilutive. During fiscal 2009, 2008 and 2007, the Notes were dilutive and included in the earnings per share calculations.

During fiscal 2008, Investors converted $3.4 million of the Notes into 2,274,804 shares of Class A common stock. As a result of the conversion, the Company recorded net noncash interest charges of $1.9 million to write off a ratable portion of unamortized debt discount, deferred financing costs, and accrued interest associated with the Notes. During fiscal 2009 and fiscal 2007, no Note conversions occurred.

Additionally, the Notes contain an embedded derivative, which upon the occurrence of a change of control, as defined, allows each noteholder the option to require the Company to redeem all or a portion of the Notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of the Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. The Company accounts for this derivative at fair value on the consolidated balance sheets within other long-term liabilities. The face value of the Notes was reduced by $0.5 million to record this liability. Changes in the fair market value of the derivative liability are recognized in the consolidated statements of operations within interest expense. During fiscal 2009 and fiscal 2008, there were decreases of less than $0.1 million, and during fiscal 2007, there was an increase of $0.1 million, in the fair value of the embedded derivative, which the Company recognized as decreases in fiscal 2009 and fiscal 2008 and an increase in fiscal 2007, to the carrying value of the derivative liability and as credits in fiscal 2009 and fiscal 2008 and a charge in fiscal 2007, to interest expense in the consolidated statements of operations.

At January 30, 2010, the Company was in compliance with all covenant requirements related to the Notes.

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 5:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants (Continued)

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

Because the Preferred Stock is immediately convertible and has no stated redemption date, the $23.3 million discount on the Preferred Stock was recognized as a noncash deemed dividend in its entirety on May 3, 2005, the Preferred Stock issuance date.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 5:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants (Continued)

The Company includes the shares issuable upon conversion of the Preferred Stock in its calculations of basic and diluted earnings per share to the extent such inclusion would be dilutive.

The Company determined the Registration Rights Agreement associated with the Preferred Stock is a derivative financial instrument. The Company accounts for this derivative financial instrument at fair value on the consolidated balance sheets within other long-term liabilities. Changes in the fair market value of this derivative liability are recognized in the statements of operations within interest expense. On July 29, 2005, SEC declared effective an S-3 registration statement filed by the Company to register Class A common stock underlying the Preferred Stock and Series E warrants, which reduced the derivative value of the Registration Rights Agreement to zero. As a result, during fiscal 2005, the Company recognized a $0.1 million decrease in the fair value of this derivative as a decrease to the carrying value of the derivative liability and a credit to interest expense in the consolidated statements of operations.

During fiscal 2008, investors in the Preferred Stock converted $0.6 million of such Preferred Stock into 185,333 shares of Class A common stock, resulting in $1.6 million of Preferred Stock remaining outstanding as of January 30, 2010, and January 31, 2009. During fiscal 2009 and fiscal 2007, no Preferred Stock conversions occurred.

Exercise of Common Stock Warrants

In fiscal 2009, fiscal 2008 and fiscal 2007, investors in the Notes exercised portions of outstanding Warrants, resulting in the issuance of 2,911,520, 1,793,139, and 909,752 shares, of Class A common stock, respectively, in exchange for $7.8 million, $6.1 million and $2.3 million, respectively, of proceeds to the Company. In fiscal 2008, Series B warrants exercisable into 104,465 shares of Class A common stock expired unredeemed. In fiscal 2009, Series C and Series D warrants exercisable into 8,035 shares and 8,393 shares, respectively, of Class A common stock expired unredeemed.

Subsequent Conversion

In March 2010, a holder of the Company’s Notes, Preferred Stock and Series E warrants converted all remaining Notes and Preferred Stock and exercised a portion of the remaining Series E warrants into shares of the Company’s Class A common stock. Refer to Note 15 for further information.

NOTE 6:    Commitments and Contingencies

Leases

The Company leases retail stores, its corporate office, warehouse facilities, vehicles, computers, and office equipment under operating lease agreements expiring at various times through 2021. Certain leases for the Company’s retail stores include fixed common area maintenance obligations.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 6:    Commitments and Contingencies (Continued)

Minimum annual rental commitments under noncancelable leases as of January 30, 2010, are as follows (in thousands):

Fiscal year:
2010	$68,900
2011	64,400
2012	57,200
2013	49,400
2014	45,100
Thereafter	140,000

$425,000

Aggregate rents under noncancelable operating leases for fiscal 2009, 2008, and 2007 were as follows (in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Minimum rent	$61,500	$60,600	$56,100
Percentage rent	100	300	900
Deferred rent, net	(2,700)	(3,800)	(2,300)
Common area maintenance and real estate taxes	37,300	36,400	33,500
Excise tax	700	800	700

Aggregate rent expense	$96,900	$94,300	$88,900

Indemnities, Commitments, and Guarantees

The restricted shares and options awarded under the Company’s stock incentive plans permit accelerated vesting in connection with change-of-control events. A change of control is generally defined as the acquisition of over 50% of the combined voting power of the Company’s outstanding shares eligible to vote for the election of its Board of Directors by any person, or the merger or consolidation of the Company in which voting control is not retained by the holders of the Company’s securities prior to the transaction or the majority of directors of the surviving company are not directors of the Company. In addition, the members of the Board of Directors who have received restricted stock awards also have accelerated vesting provisions in connection with the occurrence of certain events, including, but not limited to, failure to be nominated or reelected to the Board of Directors and/or the significant diminution in the directors’ and officers’ insurance provided by the Company. In Fiscal 2009, 2008, and 2007, no change of control or other events occurred that would give rise to such accelerated vesting.

During its normal course of business, the Company has made certain indemnifications, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has issued guarantees in the form of letters of credit as security for merchandise shipments, payment of claims under the Company’s self-funded workers’ compensation insurance program, and certain other operating commitments. There were $6.6 million in letters of credit outstanding at January 30, 2010. The duration of these indemnities, commitments, and guarantees varies.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 6:    Commitments and Contingencies (Continued)

Some of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At January 30, 2010, the Company has determined that no accrued liability is necessary related to these commitments, guarantees, and indemnities.

Litigation

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. On May 6, 2009, the Court reversed and remanded the case to the Superior Court to re-evaluate the fairness of the settlement, and a final hearing will take place in April 2010. As of January 30, 2010, the Company has accrued an amount equal to the settlement amount in accrued liabilities in its consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees who were employed and paid by the Company during the four-year period from May 22, 2003 through May 22, 2007. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. Discovery is ongoing and the Court has set a class certification filing deadline of May 21, 2010. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 30, 2010.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees who were employed and paid by the Company during the four-year period from September 29, 2004 through September 29, 2008. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs recently filed an amended complaint, and the Company filed a motion to strike portions of the third amended complaint on or about February 16, 2010. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 30, 2010.

On March 18, 2009, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 6:    Commitments and Contingencies (Continued)

Company since March 18, 2005. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On October 23, 2009, the Company reached an agreement to pay approximately $0.2 million to settle this matter, subject to Superior Court approval. The Court has preliminarily approved the settlement and set a final approval hearing for June 3, 2010. As of January 30, 2010, the Company had accrued an amount equal to the settlement amount in accrued liabilities on its consolidated balance sheet.

On April 24, 2009 the Pennsylvania Equal Employment Opportunity Commission requested information and records relevant to several charges of discrimination. In the course of this investigation, the EEOC recently served the Company with a subpoena seeking information related to current and former employees throughout the United States. The Company has filed a petition to revoke or modify the subpoena and will, if necessary, oppose any attempt by the EEOC to enforce the subpoena in U.S. District Court. The Company is vigorously defending against the EEOC’s investigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 30, 2010.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims arising out of normal course of business, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of January 30, 2010, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

NOTE 7:    Stockholders’ Equity

In June 2004, the Company completed a private placement of equity securities that included detachable warrants to acquire 2,109,275 additional shares of Class A common stock at an exercise price of $5.41 per share (the June 2004 warrants), subject to adjustment from time to time for stock splits, stock dividends, distributions, and similar transactions. The fair value of the warrants at the date of issue approximated $6.5 million. In fiscal 2009, the remaining June 2004 warrants exercisable into 1,723,705 shares of Class A common stock expired unredeemed.

On March 28, 2007, the Company’s Board of Directors superseded an October 2002 repurchase plan with an authorization to repurchase prospectively 4.0 million of the outstanding shares of the Company’s Class A common stock. Pursuant to this authorization, during fiscal 2007, the Company repurchased 3,593,700 shares of its Class A common stock, via open market transactions, at an average market price of $5.55, for a total cost, including commissions, of approximately $20.1 million. The Company’s Board of Directors suspended management’s authority to make further share repurchases under the March 28, 2007, authorization.

On November 18, 2009, the Company’s Board of Directors authorized spending of up to $12.5 million to repurchase outstanding shares of the Company’s Class A Common Stock. Pursuant to this plan, during fiscal 2009, the Company repurchased 2,025,720 shares of its Class A common stock at an average market price of $3.58, for a total cost, including commissions, of approximately $7.3 million. Additionally, during February 2010, the Company completed its use of this authority through additional repurchases of approximately $5.2 million. As a result this authorized spending plan is now closed.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 7:    Stockholders’ Equity (Continued)

As of January 30, 2010, 6,019,420 repurchased shares, at a cost of $29.8 million, as well as 2,823,451 shares reacquired by the Company, at no cost, upon employee, director, and consultant forfeitures of stock-based compensation, were not yet retired.

NOTE 8:    Fair Value of Financial Instruments

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount January 30, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$161,693	$17,306	$144,387	$—
Long-term tenant allowance receivables	728	—	—	728
Financial liabilities:
Embedded derivative instrument	20	—	20	—
Notes	3,540	10,422	—	—
Preferred Stock	1,611	1,799	—	—

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 8:    Fair Value of Financial Instruments (Continued)

	Carrying Amount January 31, 2009	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$142,064	$13,022	$129,042	$—
Financial liabilities:
Embedded derivative instrument	60	—	60	—
Notes	2,707	8,120	—	—
Preferred Stock	1,611	1,402	—	—

Cash and cash equivalents are carried at either cost or amortized cost which approximates fair value due to their short term maturities. Money market funds are valued through the use of quoted market prices or $1, which is generally the net asset value of these funds. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the long-term tenant allowance receivables was determined by discounting them to present value, and they are included in other assets within the consolidated balance sheet. The Company determines the fair value of its embedded derivative instrument using a combination of the Black-Scholes model and Monte-Carlo simulation. The estimated fair values for the Notes and Preferred Stock were determined to be the market value of the Company’s Class A common stock as of January 31, 2010, and January 31, 2009, as applicable, multiplied by the number of shares of common stock into which such securities could be converted.

The table below segregates all non-financial assets and liabilities as of January 30, 2010, and January 31, 2009 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Carrying Amount January 30, 2010	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$78,063	$—	$—	$78,063	$(2,341)

Total assets	$78,063	$—	$—	$78,063	$(2,341)

	Carrying Amount January 31, 2009	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$74,869	$—	$—	$74,869	$(5,611)

Total assets	$74,869	$—	$—	$74,869	$(5,611)

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 8:    Fair Value of Financial Instruments (Continued)

Long-lived assets held and used with a gross carrying value of $80.4 million and $80.5 million, respectively, were written down to their fair values, resulting in impairment charges of $2.3 million and $5.6 million, respectively, during fiscal 2009 and fiscal 2008.

NOTE 9:    Related-Party Transactions

The Company had a member of its Board of Directors that was a senior partner with the law firm of Akin Gump Strauss Hauer and Feld LLP (“Akin Gump”) until his retirement from Akin Gump in April 2007. This board member resigned from the Board of Directors in December 2009. In fiscal years 2009, 2008, and 2007, the Company incurred fees of $0.7 million, $0.5 million, and $0.5 million, respectively, for legal services from Akin Gump. The accrual for incurred but unpaid fees to Akin Gump included in accrued liabilities on the consolidated balance sheets was $0.2 million and less than $0.1 million as of January 30, 2010 and January 31, 2009, respectively.

NOTE 10:    Retirement Plan

The Company maintains a qualified defined contribution retirement plan under the Internal Revenue Code Section 401(k). The Wet Seal Retirement Plan (the “Retirement Plan”) is available to all employees who meet the Retirement Plan’s eligibility requirements. The Retirement Plan is funded by employee and employer contributions. Effective January 2007, the Company amended the Retirement Plan to provide for an immediately vesting Company match of 100% on the employee’s first 3% of deferral and 50% on the employee’s next 2% deferral. In fiscal 2009, 2008, and 2007, the Company incurred expense for matching contributions of $0.6 million, $0.7 million, and $0.9 million, respectively.

NOTE 11:    Supplemental Employee Retirement Plan

The Company maintains a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for a former Chairman of the board of directors of the Company. The SERP provides for retirement death benefits and for retirement benefits through life insurance. The Company funded the SERP in prior years through contributions to a trust fund known as a “Rabbi” trust. Funds are held in a Rabbi trust for the SERP consisting of a life insurance policy reported at cash surrender value. In accordance with applicable accounting standards, the assets and liabilities of a Rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the Rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the Rabbi trust are reported in the Company’s consolidated statements of operations. The cash surrender value of such life insurance policy was $1.4 million and $1.4 million at January 30, 2010, and January 31, 2009, respectively, and is included in other assets in the Company’s consolidated balance sheets.

Effective January 1, 2005, the former Chairman of the Board of Directors of the Company began to receive an annual pension, payable in monthly installments, pursuant to the SERP of $220,000.

Applicable accounting standards require an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status as of the end of the entity’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The Company recorded decreases of $0.1 million in fiscal 2009 and less than $0.1 million in fiscal 2008 and fiscal 2007 to accumulated other comprehensive income.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 11:    Supplemental Employee Retirement Plan (Continued)

The following presents a reconciliation of the SERP’s funded status and certain other SERP information (in thousands):

	January 30, 2010	January 31, 2009
Benefit obligation at beginning of year	$1,981	$2,076
Interest cost	112	113
Actuarial loss	112	12
Benefits paid	(220)	(220)

Benefit obligation at end of year	$1,985	$1,981

Funded status	$(1,985)	$(1,981)
Unrecognized prior-service cost	—	—
Unrecognized actuarial gain	—	—

Net amount recognized	$(1,985)	$(1,981)

Weighted-average assumptions:
Discount rate	5.50%	6.00%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a

The amounts recognized in accumulated other comprehensive income for fiscal 2009, fiscal 2008 and fiscal 2007 on the consolidated balance sheets consist of the following (in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net actuarial loss	$112	$12	$4

The components of net periodic pension cost for fiscal 2009, fiscal 2008 and fiscal 2007 are as follows (in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Interest cost	$112	$113	$119
Amortization of actuarial gain	(25)	(26)	(26)

Net periodic pension cost	$87	$87	$93

NOTE 12:    Net Income Per Share

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

The dilutive effect of stock warrants is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 12:    Net Income Per Share (Continued)

of stock options is also determined using the “treasury stock” method, whereby proceeds from such exercise, unamortized compensation on share-based awards, and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the common stock at the average market price during the period.

The Notes and Preferred Stock are convertible into shares of common stock. Both of these securities include rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, the Notes and Preferred Stock are considered to be participating securities requiring the use of the two-class method for the computation of earnings per share. For the dilutive computation, under the two-class method, determination of whether the Notes and Preferred Stock are dilutive is based on the application of the “if-converted” method. In fiscal 2009, 2008, and 2007, the effect of the Notes and Preferred Stock was anti-dilutive to the computation of diluted earnings per share.

Effective February 1, 2009, the Company adopted guidance issued by the FASB, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to retain cash dividends paid on unvested restricted stock and unvested performance shares. Therefore, unvested restricted stock and unvested performance shares qualify as participating securities and earnings per share must be calculated using the two-class method. All prior-period earnings per share data presented must be adjusted retrospectively. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. In fiscal 2009, 2008 and 2007, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 12:    Net Income Per Share (Continued)

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

	Fiscal 2009			Fiscal 2008			Fiscal 2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$93,430			$30,154			$23,232
Less: Undistributed earnings allocable to participating securities	(5,010)			(1,903)			(2,242)

Basic earnings per share	$88,420	95,685,557	$0.92	$28,251	93,172,635	$0.30	$20,990	91,154,133	$0.23

Diluted earnings per share:
Net income	$93,430			$30,154			$23,232
Less: Undistributed earnings allocable to participating securities	(4,982)			(1,885)			(2,177)
Effect of dilutive securities		564,631			926,599			2,986,886

Diluted earnings per share	$88,448	96,250,188	$0.92	$28,269	94,099,234	$0.30	$21,055	94,141,019	$0.22

The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would have been anti-dilutive.

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Stock options outstanding	2,025,512	2,150,592	2,387,819
Performance share and nonvested restricted stock awards	1,773,734	1,665,565	3,626,253
Stock issuable upon conversion of secured convertible notes	3,111,113	3,948,541	5,385,918
Stock issuable upon conversion of preferred stock	537,000	659,707	722,233
Stock issuable upon exercise of warrants—
June 2004 warrants	—	1,906,957	2,109,275
Series E warrants	6,092,116	6,290,480	—

Total	13,539,475	16,621,842	14,231,498

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of January 30, 2010, January 31, 2009, and February 2, 2008, would have resulted in proceeds to the Company of $22.4 million, $39.6 million, and $45.9 million, respectively.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 13:    Segment Reporting

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

Information for fiscal 2009, 2008, and 2007 for the two reportable segments is set forth below (in thousands, except percentages):

Fiscal 2009	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$465,630	$95,288	$—	$560,918
Percentage of consolidated net sales	83%	17%	—	100%
Operating income (loss)	$41,847	$9,107	$(28,102)	$22,852
Depreciation and amortization expense	$12,563	$1,619	$919	$15,101
Interest income	$—	$—	$487	$487
Interest expense	$—	$—	$973	$973
Income (loss) before benefit for income taxes	$41,847	$9,107	$(28,588)	$22,366
Total identifiable assets as of year-end	$235,235	$37,254	$81,741	$354,230
Capital expenditures	$17,182	$61	$4,061	$21,304

Fiscal 2008	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$491,052	$101,908	$—	$592,960
Percentage of consolidated net sales	83%	17%	—	100%
Operating income (loss)	$71,113	$(9,754)	$(29,202)	$32,157
Depreciation and amortization expense	$10,548	$2,961	$1,009	$14,518
Interest income	$—	$—	$2,182	$2,182
Interest expense	$—	$—	$2,863	$2,863
Income (loss) before provision for income taxes	$71,113	$(9,754)	$(29,883)	$31,476
Total identifiable assets as of year-end	$209,595	$37,540	$9,524	$256,659
Capital expenditures	$20,879	$642	$1,502	$23,023

Fiscal 2007	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$478,405	$132,758	$—	$611,163
Percentage of consolidated net sales	78%	22%	—	100%
Operating income (loss)	$69,188	$(14,953)	$(34,978)	$19,257
Depreciation and amortization expense	$8,498	$3,309	$1,866	$13,673
Interest income	$—	$—	$5,489	$5,489
Interest expense	$—	$—	$1,136	$1,136
Income (loss) before provision for income taxes	$69,188	$(14,953)	$(30,625)	$23,610
Total identifiable assets as of year-end	$170,193	$43,644	$10,239	$224,076
Capital expenditures	$29,559	$5,387	$3,577	$38,523

In the tables above, Wet Seal and Arden B reportable segments include net sales generated from their respective stores and Internet operations. The “Corporate and Unallocated” column is presented solely to allow

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 13:    Segment Reporting (Continued)

for reconciliation of segment contribution and total identifiable asset amounts to consolidated operating income, interest income, interest expense, income before provision for income taxes, and total identifiable assets. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment, store closure costs, and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense.

Wet Seal operating segment results in fiscal 2009, 2008, and 2007 include $1.6 million, $0.6 million and $2.9 million, respectively, of additional net sales resulting from the recognition of breakage on gift cards, gift certificates, and store credits, and $2.0 million, $0.5 million and $0.2 million, respectively, of asset impairment charges.

Arden B operating segment results in fiscal 2009, 2008, and 2007 include $0.6 million, $0.3 million and $0.8 million, respectively, of additional net sales resulting from the recognition of breakage on gift cards, gift certificates, and store credits, and $0.3 million, $5.1 million, and $5.3 million, respectively, of asset impairment charges.

Corporate expenses in fiscal 2008 include interest expense of $1.9 million as a result of accelerated write-off of discounts on secured convertible notes and deferred financing costs upon conversions of secured convertible notes. Corporate total assets consist primarily of deferred income tax assets and net equipment and leasehold improvements located at the Company’s corporate offices and distribution facility, as well as receivables, prepaid expenses, and other miscellaneous assets not specifically related to the reporting segments.

NOTE 14:    Unaudited Quarterly Financial Data

Summarized quarterly financial information for fiscal 2009 and 2008 is listed below (in thousands, except per-share data).

	Fiscal 2009 Quarter Ended
	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010
Net sales	$132,009	$136,366	$141,546	$150,997
Gross margin	$39,181	$39,170	$41,029	$47,446
Net income	$5,029	$3,103	$4,514	$80,784
Net income per share
Basic	$0.05	$0.03	$0.04	$0.80
Diluted	$0.05	$0.03	$0.04	$0.79
Weighted-average number of shares of common stock outstanding
Basic	95,390,238	95,594,834	95,685,372	96,071,786
Diluted	95,812,691	96,159,261	96,405,850	96,542,059
Cash dividends per share	$—	$—	$—	$—
Class A common stock market price data
High	$4.12	$4.60	$4.07	$3.76
Low	$2.02	$2.77	$3.15	$2.88

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 14:    Unaudited Quarterly Financial Data (Continued)

	Fiscal 2008 Quarter Ended
	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009
Net sales	$142,390	$149,060	$146,644	$154,866
Gross margin	$46,700	$52,026	$45,905	$47,808
Net income	$8,928	$10,148	$6,786	$4,292
Net income per share
Basic	$0.09	$0.10	$0.07	$0.04
Diluted	$0.09	$0.10	$0.07	$0.04
Weighted-average number of shares of common stock outstanding
Basic	90,673,304	92,339,436	94,680,063	94,997,519
Diluted	91,248,632	95,245,049	96,111,993	95,077,483
Cash dividends per share	$—	$—	$—	$—
Class A common stock market price data
High	$3.60	$5.50	$5.10	$2.97
Low	$2.55	$3.60	$2.33	$1.85

The fiscal quarter ended August 1, 2009, includes a $1.2 million benefit to net sales to recognize the change in timing of when breakage of gift cards, gift certificates and store credits is recorded from greater than three years after their issuance date to greater than two years after their issuance date, and a $1.6 million charge to record the impairment of certain retail store equipment and leasehold improvement assets. The fiscal quarters ended October 31, 2009 and January 30, 2010, include $0.3 million and $0.4 million in charges, respectively, to record the impairment of certain retail store equipment and leasehold improvement assets. The fiscal quarter ended January 30, 2010, includes a $71.3 million benefit for the reversal of the valuation allowance against the net deferred tax assets as it was concluded that evidence supports that it is more likely than not that all of the deferred tax assets will be realized. The fiscal quarter ended May 2, 2009, includes a $0.9 million benefit due to the modification of the estimated annual forfeiture rate used in recognizing stock-based compensation expense, from a 10% forfeiture rate to a 15% forfeiture rate.

Fiscal 2008 quarterly earnings per share data have been re-presented to reflect inclusion of participating securities.

The fiscal quarters ended August 2, 2008, November 1, 2008, and January 31, 2009, include $0.3 million, $0.5 million and $4.8 million in charges, respectively, to record the impairment of certain retail store equipment and leasehold improvement assets, primarily within the Company’s Arden B division. The fiscal quarter ended May 3, 2008, includes a $0.9 million benefit due to the modification of the estimated annual forfeiture rate used in recognizing stock-based compensation expense, from a 5% forfeiture rate to a 10% forfeiture rate.

NOTE 15:    Subsequent Event

In March 2010, a holder of the Company’s Notes, Preferred Stock and Series E warrants converted $4.7 million in principal amount of the Notes into 3,111,111 shares of the Company’s Class A common stock and 1,611 shares of Preferred Stock into 537,000 shares of the Company’s Class A common stock, and exercised Series E warrants into 625,000 shares of the Company’s Class A common stock, generating proceeds to the Company of $2.3 million. As an inducement for the holder to undertake these conversions and/or exercises of the Notes, Preferred Stock and Series E warrants, the Company provided the holder with a $0.7 million cash

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008

NOTE 15:    Subsequent Event (Continued)

payment that the Company will record as a charge to its Statement of Operations for the fiscal quarter ending May 1, 2010. In addition, the Company will record a net non-cash interest charge of $1.1 million to its condensed consolidated statement of operations for the fiscal quarter ending May 1, 2010 to write off the remaining unamortized debt discount, deferred financing costs and accrued interest associated with the Notes. The Company also repurchased an insignificant remaining Note balance from another holder. As a result of these transactions, there are no longer any remaining Notes and Preferred Stock outstanding.