Form 10-Q
period 2010-05-01
WET SEAL INC
filed 2010-06-02
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at May 28, 2010, was 101,739,011. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at May 28, 2010.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 1, 2010	January 30, 2010	May 2, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$169,987	$161,693	$139,219
Other receivables	386	479	1,197
Merchandise inventories	35,080	29,159	32,935
Prepaid expenses and other current assets	11,278	10,939	10,556
Deferred tax assets	19,600	19,600	—

Total current assets	236,331	221,870	183,907

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	112,248	108,958	105,394
Furniture, fixtures and equipment	68,988	66,708	66,953

	181,236	175,666	172,347
Less accumulated depreciation and amortization	(100,459)	(97,603)	(94,241)

Net equipment and leasehold improvements	80,777	78,063	78,106

OTHER ASSETS:
Deferred tax assets	47,897	51,713	—
Other assets	2,531	2,584	1,925

Total other assets	50,428	54,297	1,925

TOTAL ASSETS	$367,536	$354,230	$263,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$22,111	$14,588	$11,667
Accounts payable – other	11,593	9,480	12,163
Income taxes payable	—	47	23
Accrued liabilities	24,332	24,918	24,726
Current portion of deferred rent	2,487	2,735	3,427

Total current liabilities	60,523	51,768	52,006

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $0, $956 and $803 at May 1, 2010, January 30, 2010, and May 2, 2009, respectively, and net of unamortized discount of $0, $2,083 and $2,575 at May 1, 2010, January 30, 2010, and May 2, 2009, respectively	—	3,540	2,895
Deferred rent	28,355	28,827	29,316
Other long-term liabilities	1,736	1,785	1,754

Total long-term liabilities	30,091	34,152	33,965

Total liabilities	90,614	85,920	85,971

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	May 1, 2010	January 30, 2010	May 2, 2009
COMMITMENTS AND CONTINGENCIES (Note 6)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; no shares issued and outstanding at May 1, 2010, and 1,611 shares issued and outstanding at January 30, 2010, and May 2, 2009, respectively	—	1,611	1,611

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 111,975,210 shares issued and 101,738,177 outstanding at May 1, 2010; 106,889,150 shares issued and 98,046,279 shares outstanding at January 30, 2010; and 103,645,490 shares issued and 96,962,065 shares outstanding at May 2, 2009	11,198	10,689	10,365
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital (Note 3)	324,464	312,689	303,644
Accumulated deficit (Note 3)	(24,200)	(27,342)	(115,743)
Treasury stock, 10,237,033 shares; 8,842,871 shares; and 6,683,425 shares; at cost, at May 1, 2010, January 30, 2010, and May 2, 2009, respectively	(34,957)	(29,758)	(22,461)
Accumulated other comprehensive income	417	421	551

Total stockholders’ equity	276,922	266,699	176,356

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$367,536	$354,230	$263,938

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended
	May 1, 2010	May 2, 2009
Net sales	$137,762	$132,009
Cost of sales	92,639	92,828

Gross margin	45,123	39,181
Selling, general, and administrative expenses	35,064	33,973
Asset impairment	90	-

Operating income	9,969	5,208

Interest income	74	184
Interest expense (Note 3)	(2,967)	(191)

Interest expense, net	(2,893)	(7)

Income before provision for income taxes	7,076	5,201
Provision for income taxes (Note 1)	3,934	172

Net income	$3,142	$5,029

Net income per share, basic	$0.03	$0.05

Net income per share, diluted	$0.03	$0.05

Weighted-average shares outstanding, basic	97,255,370	95,390,238

Weighted-average shares outstanding, diluted	98,282,637	95,812,691

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 30, 2010	106,889,150	$10,689	—	$—	$312,689	$(27,342)	$(29,758)		$421	$266,699
Net income	—	—	—	—	—	3,142	—	$3,142	—	3,142
Stock issued pursuant to long-term incentive plans	213,900	21	—	—	(21)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	517	—	—	—	—	517
Amortization of stock payment in lieu of rent	—	—	—	—	24	—	—	—	—	24
Exercise of stock options	63,334	7	—	—	196	—	—	—	—	203
Exercise of common stock warrants	1,160,715	116	—	—	4,155	—	—	—	—	4,271
Conversions of secured convertible notes into common stock	3,111,111	311	—	—	5,347	—	—	—	—	5,658
Conversions of convertible preferred stock into common stock	537,000	54	—	—	1,557	—	—	—	—	1,611
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(4)	(4)	(4)

Comprehensive income								$3,138

Repurchase of common stock	—	—	—	—	—	—	(5,199)		—	(5,199)

Balance at May 1, 2010	111,975,210	$11,198	—	$—	$324,464	$(24,200)	$(34,957)		$417	$276,922

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In	Accumulated	Treasury	Comprehensive	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Income
Balance at January 31, 2009	103,319,360	$10,332	—	$—	$303,551	$(120,772)	$(22,461)		$558	$171,208
Net income	—	—	—	—	—	5,029	—	$5,029	—	5,029
Stock issued pursuant to long-term incentive plans	222,796	22	—	—	(22)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	(181)	—	—	—	—	(181)
Amortization of stock payment in lieu of rent	—	—	—	—	24	—	—	—	—	24
Exercise of stock options	3,334	1	—	—	7	—	—	—	—	8
Exercise of common stock warrants	100,000	10	—	—	265	—	—	—	—	275
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(7)	(7)	(7)

Comprehensive income								$5,022

Balance at May 2, 2009	103,645,490	$10,365	—	$—	$303,644	$(115,743)	$(22,461)		$551	$176,356

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended
	May 1, 2010	May 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,142	$5,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,994	3,639
Amortization/Acceleration of discount on secured convertible notes	2,083	137
Amortization of deferred financing costs	137	24
Amortization of stock payment in lieu of rent	24	24
Adjustment of derivatives to fair value	(20)	(40)
Interest added to principal of secured convertible notes	35	51
Conversion inducement fee	700	—
Loss on disposal of equipment and leasehold improvements	39	64
Asset impairment	90	—
Deferred income taxes	3,816	—
Stock-based compensation (Note 2)	517	(181)
Changes in operating assets and liabilities:
Other receivables	93	587
Merchandise inventories	(5,921)	(7,406)
Prepaid expenses and other current assets	(476)	44
Other non-current assets	53	(136)
Accounts payable and accrued liabilities	7,212	851
Income taxes payable	(47)	(205)
Deferred rent	(720)	(686)
Other long-term liabilities	(33)	(34)

Net cash provided by operating activities	14,718	1,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(4,999)	(4,890)

Net cash used in investing activities	(4,999)	(4,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	203	8
Conversion inducement fee	(700)	—
Proceeds from exercise of common stock warrants	4,271	275
Repurchase of common stock	(5,199)	—

Net cash (used in) provided by financing activities	(1,425)	283

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,294	(2,845)
CASH AND CASH EQUIVALENTS, beginning of period	161,693	142,064

CASH AND CASH EQUIVALENTS, end of period	$169,987	$139,219

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18	$17
Income taxes	$322	$378
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of secured convertible notes into 3,111,111 shares of Class A common stock	$5,658	$—
Conversion of convertible preferred stock into 537,000 shares of Class A common stock	$1,611	$—
Purchase of equipment and leasehold improvements unpaid at end of period	$4,465	$4,986
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$(4)	$(7)

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 1, 2010, and May 2, 2009

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and New Accounting Pronouncements Not Yet Adopted

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 13 weeks ended May 1, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”) for the fiscal year ended January 30, 2010.

Significant Accounting Policies

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, based on discounted cash flows using the Company’s weighted average cost of capital, with such estimated fair values determined using the best information available. The Company has considered all relevant valuation techniques that could be obtained without undue cost and effort and has determined that the discounted cash flow approach continues to provide the most relevant and reliable means by which to determine fair value in this circumstance.

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 weeks ended May 1, 2010, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, the Company recorded non-cash charges of $0.1 million during the 13 weeks ended May 1, 2010, within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

The Company conducted a similar analysis during the 13 weeks ended May 2, 2009, and concluded that no such events or changes in circumstances occurred, and as a result, recorded no impairment losses in the first fiscal quarter of 2009.

Income Taxes

The Company began fiscal 2010 with approximately $116.6 million of federal net operating loss carryforwards (NOLs) available to offset taxable income in fiscal 2010 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code (“Section 382”).

In the first quarter of fiscal 2010, the Company’s effective income tax rate was approximately 55.6%. This rate was higher than the expected rate for future periods of approximately 40% due to $2.8 million in interest charges incurred upon the conversion of the Company’s remaining Secured Convertible Notes (the “Notes”) and Series C Convertible Preferred Stock (the “Preferred Stock”), which are not tax-deductible. The impact of these non-deductible charges on the effective income tax rate was approximately 16%.

Due to its expected utilization of federal and state NOL carry forwards during fiscal 2010, the Company anticipates cash income taxes for the fiscal year will be approximately 3% of pre-tax income, representing the portion of federal and state alternative minimum taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred incomes taxes.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 1, 2010, and May 2, 2009

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and New Accounting Pronouncements Not Yet Adopted (Continued)

New Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue arrangements with multiple deliverables. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. Such guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not believe adoption of this guidance will have any effect on its condensed consolidated financial statements.

In January 2010, the FASB issued guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 31, 2010, the Company adopted the new and updated disclosure guidance, aside for those deferred to periods after December 15, 2010, and it did not significantly impact the Company’s condensed consolidated financial statements. The Company does not believe adoption of the remaining guidance on disclosures will have any effect on its condensed consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company has a 2005 Stock Incentive Plan (the “2005 Plan”) under which shares were available for grant at May 1, 2010. The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and its 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of May 1, 2010; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan permits the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors, and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. An aggregate of 19,259,716 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of May 1, 2010, 1,536,188 shares were available for future grants. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity under the 2005 Plan to 17,500,000 shares of the Company’s Class A common stock.

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

For the 13 weeks ended May 1, 2010, and May 2, 2009

(Unaudited)

NOTE 2: Stock-Based Compensation (Continued)

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended
	May 1, 2010	May 2, 2009
Dividend Yield	0.00%	0.00%
Expected Volatility	59.00%	56.00%
Risk-Free Interest Rate	1.74%	1.47%
Expected Life of Options (in Years)	3.3	3.3

The Company recorded compensation expense of less than $0.1 million and a compensation benefit of $0.3 million, in each case less than $0.01 per basic and diluted share, related to stock options outstanding during the 13 weeks ended May 1, 2010 and May 2, 2009, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

At May 1, 2010, there was $0.6 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 1.9 years, which represents the remaining vesting periods of such options through fiscal 2013.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 13 weeks ended May 1, 2010, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 30, 2010	2,234,752	$6.77
Granted	22,000	$4.81
Exercised	(63,334)	$3.20
Canceled	(46,644)	$4.81

Outstanding at May 1, 2010	2,146,774	$6.90	2.49	$978
Vested and expected to vest in the future at May 1, 2010	2,003,002	$7.14	2.37	$812
Exercisable at May 1, 2010	1,552,857	$8.17	1.87	$292

Options vested and expected to vest in the future is comprised of all options outstanding at May 1, 2010, net of estimated forfeitures. Additional information regarding stock options outstanding as of May 1, 2010, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of May 1, 2010	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of May 1, 2010	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 3.43	441,500	3.87	$3.05	97,502	$2.58
3.46 - 5.51	505,000	3.43	4.45	256,747	4.75
5.84 - 6.39	442,334	1.10	5.99	440,668	5.99
6.50 - 11.55	431,190	2.31	8.54	431,190	8.54
11.76 - 23.02	326,750	1.27	14.98	326,750	14.98

$ 1.81 - $ 23.02	2,146,774	2.49	$6.90	1,552,857	$8.17

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 1, 2010, and May 2, 2009

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The weighted-average grant-date fair value of options granted during the 13 weeks ended May 1, 2010, and May 2, 2009, was $2.04 and $1.54, respectively. The total intrinsic value for options exercised during the 13 weeks ended May 1, 2010, and May 2, 2009, was $0.1 million and less than $0.1 million, respectively.

Cash received from option exercises under all Plans for the 13 weeks ended May 1, 2010, and May 2, 2009, was $0.2 million and less than $0.1 million, respectively. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.

Restricted Common Stock and Performance Shares

Under the 2005 Plan, the Company grants directors, certain executives, and other key employees restricted common stock with vesting contingent upon completion of specified service periods. The Company also grants certain executives and other key employees performance share awards with vesting contingent upon a combination of specified service periods and the Company’s achievement of specified common stock price levels.

During the 13 weeks ended May 1, 2010, and May 2, 2009, the Company granted 213,900 and 218,630 shares, respectively, of restricted common stock to certain directors under the Plans. Restricted common stock awards vest over periods ranging from one to three years. The weighted-average grant-date fair value of the restricted common stock granted during the 13 weeks ended May 1, 2010, and May 2, 2009, was $3.35 and $2.63 per share, respectively. The Company recorded approximately $0.4 million and $0.1 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 weeks ended May 1, 2010, and May 2, 2009, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

During the 13 weeks ended May 1, 2010, and May 2, 2009, the Company granted no performance shares under the 2005 Plan. The Company recorded $0.1 million and less than $0.1 million of compensation expense during the 13 weeks ended May 1, 2010, and May 2, 2009, respectively, related to performance shares previously granted to officers. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 13 weeks ended May 1, 2010:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 30, 2010	1,596,318	$2.37
Granted	213,900	$3.35
Vested	(254,038)	$2.81
Forfeited	—	$—

Nonvested at May 1, 2010	1,556,180	$2.43

The fair value of restricted common stock and performance shares that vested during the 13 weeks ended May 1, 2010, was $0.9 million.

At May 1, 2010, there was $0.8 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $0.7 million relates to restricted common stock and $0.1 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 0.6 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 1, 2010, and May 2, 2009

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended
	May 1, 2010	May 2, 2009
Cost of sales	$26	$(293)
Selling, general, and administrative expenses	491	112

Stock-based compensation	$517	$(181)

Change in Estimated Forfeiture Rate

In the first quarter of fiscal 2009, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense, from a 10% forfeiture rate to a 15% forfeiture rate. During this same period, the Company also realized benefits from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive and other employee departures from the Company. The impact of these events were benefits during the 13 weeks ended May 2, 2009, of approximately $0.9 million, of which $0.4 million was included in cost of sales and $0.5 million was included in selling, general, and administrative expenses in the condensed consolidated statements of operations. During the first quarter of fiscal 2010, the estimated annual forfeiture rate has remained at 15%.

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in May 2011. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores, and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London InterBank Offered Rate (LIBOR) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average excess availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of May 1, 2010. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

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

At May 1, 2010, the amount outstanding under the Facility consisted of $8.0 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit, and the Company had $25.5 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At May 1, 2010, the Company was in compliance with all covenant requirements related to the Facility.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 1, 2010, and May 2, 2009

(Unaudited)

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants (Continued)

During the 13 weeks ended May 1, 2010, investors in the Company’s Notes converted $4.7 million of the Notes into 3,111,111 shares of the Company’s Class A common stock. As a result of these conversions, the Company recorded non-cash interest charges of $2.1 million during the 13 weeks ended May 1, 2010, to write-off a ratable portion of unamortized debt discount and deferred financing costs associated with the Notes. Additionally, a ratable portion of accrued interest of $1.0 million was forfeited by the holder when the Notes were converted and it was written off to paid-in capital. Finally, the Company provided the holder with a $0.7 million conversion inducement, which was recorded as an interest charge during the 13 weeks ended May 1, 2010. The Company also repurchased an insignificant remaining Note balance from another holder. As a result of these transactions, there are no longer any remaining Notes outstanding as of May 1, 2010. No Notes were converted during the 13 weeks ended May 2, 2009.

Prior to the first quarter of fiscal 2010, the Company recognized the ratable portion of accrued interest forfeited by Note holders upon conversions as a reduction of interest expense. The Company has determined that the correct treatment of accrued interest forfeited is a credit to paid-in capital rather than a reduction of interest expense. In the condensed consolidated balance sheets as of January 30, 2010, and May 2, 2009, the Company has retrospectively reclassified $2.9 million from accumulated deficit to paid-in capital to reflect the correct treatment of accrued interest forfeited in periods prior to fiscal 2010. This reclassification has no effect on the previously reported total stockholders’ equity or cash flows and is not material to all periods presented.

During the 13 weeks ended May 1, 2010, and May 2, 2009, certain investors exercised portions of outstanding common stock warrants, resulting in the issuance of 1,160,715 and 100,000 shares, respectively, of the Company’s Class A common stock in exchange for $4.3 million and $0.3 million, respectively, of proceeds to the Company.

During the 13 weeks ended May 1, 2010, investors in the Company’s Preferred Stock converted $1.6 million of Preferred Stock into 537,000 shares of the Company’s Class A common stock. As a result of this transaction, there is no longer any Preferred Stock outstanding as of May 1, 2010. No Preferred Stock was converted during the 13 weeks ended May 2, 2009.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 1, 2010, and May 2, 2009

(Unaudited)

NOTE 4 – Fair Value Measurements (Continued)

The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount at May 1, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$169,987	$25,588	$144,399	$—
Long-term tenant allowance receivables	745	—	—	745

	Carrying Amount at May 2, 2009	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$139,219	$—	$139,219	$—
Financial liabilities:
Embedded derivative instrument	20	—	20	—
Notes	2,895	12,164	—	—
Preferred Stock	1,611	2,100	—	—

Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. Money market funds are valued through the use of quoted market prices, or $1, which is generally the net asset value of these funds. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the long-term tenant allowance receivables was determined by discounting them to present value, and they are included in other assets within the consolidated balance sheet. The Company determined the fair value of its embedded derivative instrument using a combination of the Black-Scholes model and Monte-Carlo simulation. The estimated fair values for the Notes and Preferred Stock were determined to be the market value of the Company’s Class A common stock as of May 2, 2009, multiplied by the number of shares of common stock into which such securities could be converted. There are no longer any embedded derivatives, Notes or Preferred Stock outstanding as of May 1, 2010, as a result of the conversions discussed in Note 3.

The table below segregates all non-financial assets and liabilities as of May 1, 2010, and May 2, 2009, that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Carrying Amount at May 1, 2010	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$80,777	$—	$—	$80,777	$(90)

Total assets	$80,777	$—	$—	$80,777	$(90)

	Carrying Amount at May 2, 2009	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$78,106	$—	$—	$78,106	$—

Total assets	$78,106	$—	$—	$78,106	$—

The Company performs impairment tests whenever there are indicators of impairment. Refer to Note 1 for further information.

Long-lived assets held and used with a gross carrying value of $80.8 million were written down to their fair values, resulting in an impairment charge of $0.1 million during the 13 weeks ended May 1, 2010. No such impairment charges occurred during the 13 weeks ended May 2, 2009.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 1, 2010, and May 2, 2009

(Unaudited)

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

The Notes and Preferred Stock were convertible into shares of common stock. Both of these securities included rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, the Notes and Preferred Stock were considered to be participating securities requiring the use of the two-class method for the computation of earnings per share. For the dilutive computation, under the two-class method, determination of whether the Notes and Preferred Stock were dilutive was based on the application of the “if-converted” method. Although the Notes and Preferred Stock were fully converted and represented common shares outstanding as of May 1, 2010, they were included in the computation of diluted earnings for the first quarter with respect to the period prior to conversion. For the 13 weeks ended May 1, 2010, and May 2, 2009, the effect of the Notes and Preferred Stock was not dilutive to the computation of diluted earnings per share.

Effective February 1, 2009, the Company adopted guidance issued by the FASB, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to retain cash dividends paid on unvested restricted stock and unvested performance shares. Therefore, unvested restricted stock and unvested performance shares qualify as participating securities and earnings per share must be calculated using the two-class method. All prior-period earnings per share data presented must be adjusted retrospectively. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the 13 weeks ended May 1, 2010, and May 2, 2009, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 1, 2010, and May 2, 2009

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

	13 Weeks Ended
	May 1, 2010			May 2, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$3,142			$5,029
Less: Undistributed earnings allocable to participating securities	(120)			(259)

Basic earnings per share	$3,022	97,255,370	$0.03	$4,770	95,390,238	$0.05

Diluted earnings per share:
Net income	$3,142			$5,029
Less: Undistributed earnings allocable to participating securities	(119)			(258)
Effect of dilutive securities		1,027,267			422,453

Diluted earnings per share	$3,023	98,282,637	$0.03	$4,771	95,812,691	$0.05

The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would not have been dilutive.

	13-Week Period Ended
	May 1, 2010	May 2, 2009
Stock options outstanding	1,713,736	2,304,265
Performance shares and nonvested restricted stock awards	1,556,593	1,541,460
Stock issuable upon conversion of secured convertible notes	1,982,907	3,111,113
Stock issuable upon conversion of preferred stock	336,363	537,000
Stock issuable upon exercise of warrants:
June 2004 warrants	—	1,723,705
Series E warrants	—	6,092,116

Total	5,589,599	15,309,659

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of May 1, 2010, and May 2, 2009, would have resulted in proceeds to the Company of $18.1 million and $39.3 million, respectively.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 1, 2010, and May 2, 2009

(Unaudited)

NOTE 6 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. On May 6, 2009, the Court reversed and remanded the case to the Superior Court to re-evaluate the fairness of the settlement, and a final hearing will take place in July 2010. As of May 1, 2010, the Company has accrued an amount equal to the settlement amount in accrued liabilities in its condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 22, 2003 through the present. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. Discovery is ongoing and Plaintiffs will be filing their class certification in mid June 2010 or before. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of May 1, 2010.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs recently filed an amended complaint, and the Company filed a motion to strike portions of the third amended complaint on or about February 16, 2010 which was held in abeyance. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. No class certification motion filing deadline has been set by the court, and discovery is ongoing. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of May 1, 2010.

On March 18, 2009, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company from March 18, 2005 through March 18, 2009. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On October 23, 2009, the Company reached an agreement to pay approximately $0.2 million to settle this matter, subject to Superior Court approval. The Court has preliminarily approved the settlement and set a final approval hearing for June 3, 2010. As of May 1, 2010, the Company had accrued an amount equal to the settlement amount in accrued liabilities on its condensed consolidated balance sheet.

On April 24, 2009 the Pennsylvania Equal Employment Opportunity Commission requested information and records relevant to several charges of discrimination by the Company against employees of the Company. In the course of this investigation, the EEOC served the Company with a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the Company filed an action for declaratory and injunctive relief in the U.S. District Court for the Central District of California seeking relief from the subpoena. Later that same month, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania. The Company is vigorously defending against the EEOC’s investigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of May 1, 2010.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended May 1, 2010, and May 2, 2009

(Unaudited)

NOTE 6 – Commitments and Contingencies (Continued)

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims arising out of the normal course of business, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of May 1, 2010, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

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

Information for the 13 weeks ended May 1, 2010, and May 2, 2009, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended May 1, 2010	Wet Seal		Arden B	Corporate and Unallocated	Total
Net sales	$113,91	1	$23,851	$—	$137,762
Percentage of consolidated net sales	83%		17%	—	100%
Operating income (loss)	$14,32	9	$3,238	$(7,598)	$9,969
Depreciation and amortization expense	$3,36	7	$372	$255	$3,994
Interest income	$—		$—	$74	$74
Interest expense	$—		$—	$2,967	$2,967
Income (loss) before provision for income taxes	$14,32	9	$3,238	$(10,491)	$7,076

13 Weeks Ended May 2, 2009	Wet Seal	Arden B	Corporate and Unallocated		Total
Net sales	$ 108,365	$ 23,644	$ —		$132,009
Percentage of consolidated net sales	82%	18%	—		100%
Operating income (loss)	$ 9,893	$ 2,523	$ (7,208)		$5,208
Depreciation and amortization expense	$ 2,985	$ 425	$ 22	9	$3,639
Interest income	$ —	$ —	$ 18	4	$184
Interest expense	$ —	$ —	$ 19	1	$191
Income (loss) before provision for income taxes	$ 9,893	$ 2,523	$ (7,21	5)	$5,201

In the tables above, the Wet Seal and Arden B reportable segments include net sales generated from their respective stores and Internet operations. The “Corporate and Unallocated” column is presented solely to allow for reconciliation of segment contribution to consolidated operating income, interest income, interest expense and income before provision for income taxes. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense.

Corporate expenses during the 13 weeks ended May 1, 2010, include non-cash interest expense of $2.1 million as a result of accelerated write-off of remaining unamortized debt discount and deferred financing costs upon conversion of Notes and $0.7 million of interest expense for a conversion inducement associated with conversions of Notes and Preferred Stock.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. As of May 1, 2010, we operated 501 retail stores in 47 states, Puerto Rico and Washington D.C. Our products can also be purchased online.

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

Wet Seal. Wet Seal is a junior apparel brand for teenage girls who seek trend-focused and value-competitive clothing, with a target customer age of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced, fashionable and basic apparel and accessories. Wet Seal stores average approximately 3,900 square feet in size. As of May 1, 2010, we operated 422 Wet Seal stores.

Arden B. Arden B is a fashion brand at value price points for the feminine contemporary woman with sex appeal. Arden B targets customers aged 25 to 35 years old and seeks to deliver contemporary collections of fashion and basic separates and accessories for various aspects of the customers’ lifestyles. Arden B stores average approximately 3,100 square feet in size. As of May 1, 2010, we operated 79 Arden B stores.

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

See Note 7 of the notes to consolidated financial statements for financial information regarding segment reporting, which information is incorporated herein by reference.

Current Trends and Outlook

We currently operate in a challenging retail environment driven by several factors, including disruptions in the U.S. housing and financial markets and high unemployment rates across all regions of the U.S. During the fourth calendar quarter of 2008 and the first and second calendar quarters of 2009, U.S. gross domestic product decreased 6.3%, 6.4% and 1.0%, respectively, on a year-over-year basis. Although U.S. gross domestic product showed improvement in the third and fourth calendar quarters of 2009 and the first calendar quarter of 2010, with increases of 3.5%, 5.6% and 3.2%, respectively, on a year-over-year basis, we continue to experience a volatile, and generally weak, retail environment. Our operating performance is susceptible to these general economic conditions, which have impacted consumer confidence and discretionary consumer spending in the U.S. Although our operating performance improved for the 13 weeks ended May 1, 2010, the uncertain and volatile conditions could adversely affect our ability to sustain or further improve our operating performance.

Our comparable store sales increased 2.0% for the 13 weeks ended May 1, 2010, driven by a 1.5% comparable store sales increase in our Wet Seal division and a 4.8% comparable store sales increase in our Arden B division. The Wet Seal division comparable store sales increase was primarily driven by an increase in average dollar sales, partially offset by decreases in Wet Seal’s transaction volume. The Arden B division comparable store sales increase was primarily driven by increases in units purchased per customer and transaction volumes, partially offset by a decline in average unit retail selling price.

We made progress on several key initiatives since the end of fiscal 2009. In the first quarter of fiscal 2010, we achieved positive comparable stores sales growth in both divisions, increased merchandise margins at Wet Seal toward historical levels, and improved the Wet Seal merchandise mix, specifically in tops, dresses and jewelry, to better align with customer preferences. Arden B continued to generate strong merchandise margins in the first quarter of fiscal 2010. In addition, we built inventory levels at Arden B to support continued comparable store sales growth under our low-price model. We continued with our Wet Seal store expansion by completing negotiations on 20 new Wet Seal stores in the first fiscal quarter 2010 and began working on negotiations for new Arden B stores that we expect will open late in fiscal 2010.

Our online business continues to grow, and we are focusing our marketing efforts on gaining more customers through various social networking channels. We continued implementation of our new merchandising, distribution and operations system upgrades that will improve efficiencies and sales productivity. We believe the gross margin improvements experienced at Wet Seal in the first quarter of fiscal 2010 can be partially attributed to the launch of our markdown optimization system in late fiscal 2009.

Our operating performance since fiscal 2005 has resulted in increased liquidity and improved credit standing with suppliers. However, we may not sustain increases in comparable store sales or may be unsuccessful in executing some or all of our business strategy. If our comparable store sales drop significantly for an extended period of time, or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could impact our results of operations and operating cash flow.

Store Openings and Closures

During the 13 weeks ended May 1, 2010, we opened one and closed three Wet Seal stores and we closed one Arden B store, supporting our plan to exit locations that are not productive and in which we do not see strong potential for improvement.

We expect to open a net of 25 to 40 Wet Seal stores and four to eight Arden B stores, contingent upon lease negotiations, during fiscal 2010.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our condensed consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-based compensation, accounting for income taxes and insurance reserves. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The following updates the Form 10-K discussions of our critical accounting policies for income taxes.

Accounting for Income Taxes

We began fiscal 2010 with approximately $116.6 million of federal net operating loss carryforwards (NOLs) available to offset taxable income in fiscal 2010 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code (“Section 382”).

In the first quarter of fiscal 2010, our effective income tax rate was approximately 55.6%. This rate was higher than the expected rate for future periods of approximately 40% due to $2.8 million in interest charges incurred upon the conversion of the our remaining Secured Convertible Notes (the “Notes”) and Series C Convertible Preferred Stock (the “Preferred Stock”), which are not tax-deductible. The impact of these non-deductible charges on the effective income tax rate was approximately 16%.

Due to our expected utilization of federal and state NOL carry forwards during fiscal 2010, we anticipate cash income taxes for the fiscal year will be approximately 3% of pre-tax income, representing the portion of federal and state alternative minimum taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred incomes taxes.

New Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue arrangements with multiple deliverables. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. Such guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not believe adoption of this guidance will have any effect on our condensed consolidated financial statements.

In January 2010, the FASB issued guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 31, 2010, we adopted the new and updated guidance for disclosures, aside for those deferred to periods after December 15, 2010, and it did not significantly impact our condensed consolidated financial statements. We do not believe adoption of the remaining disclosure guidance will have any effect on our condensed consolidated financial statements.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the 13-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended
	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Cost of sales	67.2	70.3

Gross margin	32.8	29.7
Selling, general, and administrative expenses	25.5	25.8
Asset impairment	0.1	0.0

Operating income	7.2	3.9
Interest expense, net	(2.1)	(0.0)

Income before provision for income taxes	5.1	3.9
Provision for income taxes	2.8	0.1

Net income	2.3%	3.8%

Thirteen Weeks Ended May 1, 2010, Compared to Thirteen Weeks Ended May 2, 2009

Net sales

13 Weeks Ended May 1, 2010	Change From Prior Fiscal Period	13 Weeks Ended May 2, 2009
($ in millions)
Net sales	$137.8	$5.8	4.4%	$132.0
Comparable store sales increase	2.0%

Net sales for the 13 weeks ended May 1, 2010, increased primarily as a result of the following:

•

An increase of 2.0% in comparable store sales resulting from an 8.6% increase in comparable store average dollar sale, partially offset by a 5.3% decrease in comparable store average transaction counts. Comparable store average dollar sales increased mainly due to an 11.2% increase in our average unit retail prices, partially offset by a 3.0% decrease in the number of units purchased per customer, as compared to the prior year;

•	An increase of $1.1 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales; and

•	An increase in number of stores open, from 493 stores as of May 2, 2009, to 501 stores as of May 1, 2010.

Cost of sales

13 Weeks Ended May 1, 2010	Change From Prior Fiscal Period	13 Weeks Ended May 2, 2009
($ in millions)
Cost of sales	$92.6	$(0.2)	(0.2)%	$92.8
Percentage of net sales	67.2%	(3.1)%	70.3%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with design, buying, planning and allocation; processing, receiving and other warehouse costs; rent; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin as a result of higher initial markup rates in both divisions and a lower markdown rate in our Wet Seal division, partially offset by an increase in the markdown rate for our Arden B division, as compared to the prior year. Additionally, cost of sales as a percentage of sales was favorably impacted due a reduction in occupancy cost due to leverage from our comparable stores sales increase, as well as rent reductions upon certain lease renewals completed in the past several months, and a decrease in distribution costs due to operational efficiencies. Cost of sales was negatively impacted by an increase in buying, planning and allocation costs, as the prior year quarter included a favorable impact on stock-based compensation from forfeitures from previously employed executives and a change in stock compensation forfeiture rate from 10% to 15%.

Selling, general, and administrative expenses (SG&A)

13 Weeks Ended May 1, 2010	Change From Prior Fiscal Period	13 Weeks Ended May 2, 2009
($ in millions)
Selling, general, and administrative expenses	$35.1	$1.1	3.2%	$34.0
Percentage of net sales	25.5%	(0.3)%	25.8%

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

In fiscal 2010, we continue to place major emphasis on improving efficiencies across all SG&A categories, resulting in a decline in SG&A as a percentage of sales.

Selling expenses increased approximately $0.3 million from the prior year to $27.3 million. As a percentage of net sales, selling expense was 19.8% of net sales, or 60 basis points lower, as a percentage of net sales, than a year ago.

The following contributed to the current year increase in selling expenses:

•

A $0.3 million increase in advertising and marketing expenditures due to an increase in in-store signage at both divisions, an increase in direct marketing at our Wet Seal division as well as an increase in our Internet advertising, primarily due to our presence on Facebook;

•	A $0.2 million increase in Internet production and ordering costs due to higher sales volume; and

•	A $0.1 million increase in payroll and benefits costs as a result of increased sales volume.

•	An increase in number of stores open, from 493 stores as of May 2, 2009, to 501 stores as of May 1, 2010.

However, the increases in selling expenses were partially offset by the following decreases:

•	A $0.2 million decrease in bad debt and bank charges; and

•	A $0.1 million net decrease in other selling expenses.

The decrease in selling expenses, as a percentage of net sales, was primarily due to the improved efficiency in controlling labor hours and the favorable leveraging effect on store and field payroll costs.

General and administrative expenses increased approximately $0.8 million from the prior year to $7.8 million. As a percentage of net sales, general and administrative expenses were 5.7%, or 30 basis points higher, than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•

A $0.3 million increase in stock-based compensation, primarily due the prior year quarter including a favorable impact of forfeitures from previously employed executives and a change in stock compensation forfeiture rate from 10% to 15%;

•	A $0.2 million increase in corporate wages;

•	A $0.1 million increase in corporate bonuses based on our improved financial performance relative to bonus targets;

•	A $0.1 million increase in legal fees associated with various litigation matters; and

•	A $0.1 million increase in board of director stock compensation due to the acceleration of vesting for a departing board member.

Asset impairment

	13 Weeks Ended May 1, 2010	Change From Prior Fiscal Period		13 Weeks Ended May 2, 2009
	($ in millions)
Asset impairment	$0.1	$0.1	N/A	$0.0
Percentage of net sales	0.1%		0.1%	0.0%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended May 1, 2010, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $0.1 million. No such impairment charges were recorded during the 13 weeks ended May 2, 2009.

Interest expense, net

	13 Weeks Ended May 1, 2010	Change From Prior Fiscal Period		13 Weeks Ended May 2, 2009
	($ in millions)
Interest expense, net	$(2.9)	$(2.9)	41,228.6%	$(0.0)
Percentage of net sales	(2.1)%		(2.1)%	(0.0)%

We incurred interest expense, net, of $2.9 million in the 13 weeks ended May 1, 2010, comprised of:

•

Interest charges of $2.8 million, consisting of $2.1 million representing non-cash charges and a $0.7 million conversion/exercise inducement, upon the conversion of $4.7 million of our Notes into 3,111,111 shares of our common stock and $1.6 million of our Preferred Stock into 537,000 shares of our common stock and the exercise of Series E warrants into 625,000 shares of our common stock;

•

Non-cash interest expense of $0.1 million with respect to our Notes prior to conversion and comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; partially offset by

•	Interest income of less than $0.1 million from investments in cash and cash equivalents.

We incurred a nominal amount of interest expense, net, in the 13 weeks ended May 2, 2009, comprised of:

•

Non-cash interest expense of $0.2 million with respect to our Notes, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we have elected to add to principal; partially offset by

•	Interest income of less than $0.2 million from investments in cash and cash equivalents.

Provision for income taxes

	13 Weeks Ended May 1, 2010	Change From Prior Fiscal Period		13 Weeks Ended May 2, 2009
		($ in millions)
Provision for income taxes	$3.9	$3.7	2,187.2%	$0.2

In the first quarter of fiscal 2010, we incurred a higher effective income tax rate than we had in the first quarter of fiscal 2009 as a result of the reversal of our deferred tax asset valuation allowance at the end of fiscal 2009.

We have NOL carry forwards available, subject to certain limitation, to offset our regular taxable income. We recognized a provision for income taxes that resulted in an effective tax rate of 55.6% for federal and state income taxes. This rate was higher than that expected for future periods due to $2.8 million in interest charges incurred upon the Note conversions, which are not tax-deductible. Excluding the effect on these non-deductible charges, the effective income tax rate for the first quarter would have been approximately 40%, which is the rate we currently expect to incur for the remainder of the fiscal year.

Due to our expected utilization of federal and state net operating loss (“NOL”) carry forwards during fiscal 2010, we anticipate cash income taxes for the fiscal year will be approximately 3% of pre-tax income, representing the portion of federal and state alternative minimum taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred incomes taxes.

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

Wet Seal:

(In thousands, except sales per square foot and store count data)	13 Weeks Ended May 1, 2010	13 Weeks Ended May 2, 2009
Net sales	$113,911	$108,365
Percentage of consolidated net sales	83%	82%
Comparable store sales percentage increase (decrease) compared to the prior year fiscal quarter	1.5%	(7.9)%
Operating income	$14,329	$9,893
Sales per square foot	$65	$64
Number of stores as of quarter end	422	410
Square footage as of quarter end	1,676	1,615

Wet Seal comparable stores sales increased 1.5% during the 13 weeks ended May 1, 2010, compared to a prior year quarter decrease of 7.9%. The increase during the 13 weeks ended May 1, 2010, was due primarily to a 9.4% increase in comparable store average dollar sale, partially offset by a 6.4% decrease in comparable store average transactions. The increase in comparable store average dollar sale resulted from a 12.4% increase in our average unit retail prices, partially offset by a 3.2% decrease in units purchased per customer. The net sales increase was attributable to the comparable store sales increase, a $0.6 million increase in net sales in our internet business and the increase in the number of stores compared to prior year.

Wet Seal’s operating income increased to 12.6% of net sales during the 13 weeks ended May 1, 2010, from 9.1% during the 13 weeks ended May 2, 2009. The increase in operating income, as a percentage of sales, was due primarily to an increase in merchandise margin as a result of lower markdown rates, an increase in initial markup rates and the leveraging effect of an increase in comparable store sales on occupancy costs, compared to the prior year, as well as rent reductions upon certain lease renewals completed in the past several months. Additionally, during the 13 weeks ended May 1, 2010, operating income included asset impairment charges of $0.1 million to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. No such charges occurred during the 13 weeks ended May 2, 2009.

Arden B:

(In thousands, except sales per square foot and store count data )	13 Weeks Ended May 1, 2010	13 Weeks Ended May 2, 2009
Net sales	$23,851	$23,644
Percentage of consolidated net sales	17%	18%
Comparable store sales percentage increase (decrease) compared to the prior year fiscal quarter	4.8%	(4.1)%
Operating income	$3,238	$2,523
Sales per square foot	$88	$83
Number of stores as of quarter end	79	83
Square footage as of quarter end	238	253

Arden B comparable stores sales increased 4.8% during the 13 weeks ended May 1, 2010, compared to a prior year quarter decrease of 4.1%. The increase during the 13 weeks ended May 1, 2010, was due primarily to a 6.4% increase in comparable store average transaction counts per store, partially offset by a 1.5% decrease in comparable store average dollar sale. The decrease in the average dollar sale resulted from a 10.4% decline in our average unit retail prices, partially offset by a 10.1% increase in units purchased per customer. The net sales increase was attributable to the comparable store sales increase and $0.5 million increase in net sales in our internet business, partially offset by the decrease in the number of stores compared to prior year.

Arden B generated operating income of 13.6% of net sales during the 13 weeks ended May 1, 2010, compared to operating income of 10.7% of net sales during the 13 weeks ended May 2, 2009. The improvement in operating results was due primarily to a decrease in occupancy costs due to a reduction in minimum rent and common area maintenance charges as a result of favorable lease negotiations, as well as leverage from the increase in comparable store sales and the decrease in store counts from 83 stores as of May 2, 2009, to 79 stores as of May 1, 2010, and a decrease in store payroll costs as a result of improved efficiency on higher sales volume compared to the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities was $14.7 million for the 13 weeks ended May 1, 2010, compared to $1.8 million for the same period last year. For the 13 weeks ended May 1, 2010, operating cash flows were due to our net income of $3.1 million and net non-cash charges, primarily depreciation and amortization, asset impairment, stock-based compensation, provision for deferred income taxes and non-cash interest expense, of $10.7 million, a $0.7 million add back for a conversion inducement fee, and an increase in merchandise accounts payable, net of an increase in merchandise inventories, of $1.6 million, partially offset by a net use of cash from changes in other operating assets and liabilities of $1.4 million. For the 13 weeks ending May 1, 2010, net cash used in investing activities of $5.0 million was comprised entirely of capital expenditures. Capital expenditures for the period were primarily for remodeling of existing Wet Seal stores upon lease renewals and/or store relocations, the construction of new Wet Seal stores, and investment in development of new retail merchandising and point-of-sale operating systems and a distribution sorting system. Capital expenditures that remain unpaid as of May 1, 2010, have increased $1.8 million since the end of fiscal 2009. We expect to pay nearly all of the total balance of such amounts payable, in the amount of $4.5 million, during the second quarter of fiscal 2010.

We estimate that, in fiscal 2010, capital expenditures will be approximately between $35 million and $40 million, net of approximately $3 million to $4 million in landlord tenant improvement allowances. Of the total net capital expenditures, approximately $20 million to $24 million is expected to be for the remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations and the construction of new Wet Seal and Arden B stores.

For the 13 weeks ending May 1, 2010, net cash used by financing activities was $1.4 million, comprised of $5.2 million used to repurchase 1,394,162 shares of our Class A common stock, which utilized all remaining capacity under a $12.5 million repurchase authorization granted by our Board of Directors in November 2009, and a $0.7 million conversion inducement fee to a Note holder, partially offset by $4.3 million of proceeds from investor exercises of common stock warrants, which resulted in the issuance of 1,160,715 shares of our Class A common stock, and $0.2 million of proceeds from the exercise of stock options.

In March 2010, a holder of our Notes, preferred stock and Series E warrants converted $4.7 million in principal amount of our Notes into 3,111,111 shares of our Class A common stock and 1,611 shares of our Preferred Stock into 537,000 shares of our Class A common stock, and exercised Series E warrants into 625,000 shares of our Class A common stock for an exercise price of $2.3 million. As an inducement for the holder to undertake these conversions and/or exercises of the Notes, Preferred Stock and Series E warrants, we provided the holder with a $0.7 million inducement fee. The Company also repurchased an insignificant remaining Note balance from another holder. As a result of these transactions, there are no longer any remaining Notes and Preferred Stock outstanding.

Total cash and cash equivalents at May 1, 2010, was $170.0 million, compared to $161.7 million at January 30, 2010.

We maintain a $35.0 million revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the agreement. The Facility expires in May 2011. Under our Facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on our line of credit under the Facility is the prime rate or, if we elect, the London InterBank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average excess availability, as defined under our Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of May 1, 2010. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

Borrowings under the Facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, LLC.

At May 1, 2010, the amount outstanding under the Facility consisted of $8.0 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit. At May 1, 2010, we had $25.5 million available for cash advances and/or for the issuance of additional letters of credit. At May 1, 2010, we were in compliance with all covenant requirements in the Facility.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months. However, over the course of fiscal 2008 and fiscal 2009, consumer confidence and consumer spending deteriorated significantly, and could remain depressed for an extended period. As a result of this current economic crisis, we may experience declines in consolidated comparable store sales or experience other events that negatively affect our operating results. If our consolidated comparable store sales drop significantly for an extended period, or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could adversely impact our results of operations and operating cash flow. This could also cause a decrease in or elimination of excess availability under our Facility, which could force us to seek alternatives to address potential cash constraints, including seeking additional debt and/or equity financing.

The financial performance of our business is susceptible to declines in discretionary consumer spending, availability of consumer credit and low consumer confidence in the United States. Volatile fuel prices and increasing commodity costs may also cause a shift in consumer demand away from the retail clothing products that we offer. There are no guarantees that government initiatives will limit the duration or severity of the current economic recession or stabilize factors that affect our sales and profitability. Recent adverse economic trends could affect us more significantly than companies in other industries.

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

Interest Rate Risk

To the extent that we borrow under our Facility, we are exposed to market risk related to changes in interest rates. At May 1, 2010, no borrowings were outstanding under our Facility. As of May 1, 2010, we are not a party to any derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal. Over a longer period, the impact of such changes could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended May 1, 2010, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. On May 6, 2009, the Court reversed and remanded the case to the Superior Court to re-evaluate the fairness of the settlement, and a final hearing will take place in July 2010. As of May 1, 2010, we have accrued an amount equal to the settlement amount in accrued liabilities in our condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us from May 22, 2003 through the present. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. Discovery is ongoing and Plaintiffs will be filing their class certification in mid June 2010 or before. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of May 1, 2010.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us from September 29, 2004 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs recently filed an amended complaint, and we filed a motion to strike positions of the third amended complaint on or about February 16, 2010. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. No class certification motion filing deadline has been set by the court, and discovery is ongoing. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of May 1, 2010.

On March 18, 2009, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us from March 18, 2005 through March 18, 2009. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On October 23, 2009, we reached an agreement to pay approximately $0.2 million to settle this matter, subject to Superior Court approval. The Court has preliminarily approved the settlement and set a final approval hearing for June 3, 2010. As of May 1, 2010, we had accrued an amount equal to the settlement amount in accrued liabilities on our condensed consolidated balance sheet.

On April 24, 2009 the Pennsylvania Equal Employment Opportunity Commission requested information and records relevant to several charges of discrimination by our company against employees of our company. In the course of this investigation, the EEOC served us with a subpoena seeking information related to current and former employees throughout the United States. In April 2010, we filed an action for declaratory and injunctive relief in the U.S. District Court for the Central District of California seeking relief from the subpoena. Later that same month, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania. We are vigorously defending against the EEOC’s investigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of May 1, 2010.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims arising out of the normal course of business, we have insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which we do not have insurance coverage. As of May 1, 2010, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2010 to February 27, 2010	1,394,162	$3.71	1,394,162	—

(1)

On November 18, 2009, the Company’s Board of Directors authorized spending of up to $12.5 million to repurchase outstanding shares of the Company’s Class A common stock. Pursuant to this plan, during fiscal 2009, the Company repurchased 2,025,720 shares of its Class A common stock at an average market price of $3.58, for a total cost, including commissions, of approximately $7.3 million. Also pursuant to this plan, during February 2010, the Company repurchased 1,394,162 shares of its Class A common stock at an average market price of $3.71, for a total cost, including commissions, of approximately $5.2 million. As a result this authorized spending plan is now closed.

Item 3. Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (REGISTRANT)

Date: June 2, 2010	By:	/s/ Edmond S. Thomas
Edmond S. Thomas
President and Chief Executive Officer

Date: June 2, 2010	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer