Form 10-Q
period 2010-07-31
WET SEAL INC
filed 2010-08-31
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at August 27, 2010, was 101,739,011. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at August 27, 2010.

THE WET SEAL, INC.

FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets (Unaudited) as of July 31, 2010, January 30, 2010, and August 1, 2009	2-3

	Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended July 31, 2010, and August 1, 2009	4

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) for the 26 Weeks Ended July 31, 2010, and August 1, 2009	5-6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended July 31, 2010, and August 1, 2009	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34-35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35-36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Removed and Reserved	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

SIGNATURES		38

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 31, 2010	January 30, 2010	August 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165,516	$161,693	$143,987
Other receivables	1,381	479	795
Merchandise inventories	39,285	29,159	38,050
Prepaid expenses and other current assets	12,150	10,939	10,829
Deferred tax assets	19,600	19,600	—

Total current assets	237,932	221,870	193,661

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	112,058	108,958	106,281
Furniture, fixtures and equipment	74,969	66,708	68,570

	187,027	175,666	174,851
Less accumulated depreciation and amortization	(99,998)	(97,603)	(95,382)

Net equipment and leasehold improvements	87,029	78,063	79,469

OTHER ASSETS:
Deferred tax assets	46,909	51,713	—
Other assets	2,560	2,584	2,247

Total other assets	49,469	54,297	2,247

TOTAL ASSETS	$374,430	$354,230	$275,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$21,970	$14,588	$19,760
Accounts payable – other	15,665	9,480	12,434
Income taxes payable	—	47	103
Accrued liabilities	24,561	24,918	24,009
Current portion of deferred rent	2,876	2,735	3,468

Total current liabilities	65,072	51,768	59,774

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $0, $956 and $853 at July 31, 2010, January 30, 2010, and August 1, 2009, respectively, and net of unamortized discount of $0, $2,083 and $2,425 at July 31, 2010, January 30, 2010, and August 1, 2009, respectively	—	3,540	3,095
Deferred rent	28,988	28,827	28,832
Other long-term liabilities	1,707	1,785	1,727

Total long-term liabilities	30,695	34,152	33,654

Total liabilities	95,767	85,920	93,428

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	July 31, 2010	January 30, 2010	August 1, 2009
COMMITMENTS AND CONTINGENCIES (Note 6)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; no shares issued and outstanding at July 31, 2010, and 1,611 shares issued and outstanding at January 30, 2010, and August 1, 2009, respectively	—	1,611	1,611

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 111,976,044 shares issued and 101,739,011 outstanding at July 31, 2010; 106,889,150 shares issued and 98,046,279 shares outstanding at January 30, 2010; and 103,773,868 shares issued and 97,090,443 shares outstanding at August 1, 2009	11,198	10,689	10,377
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital (Note 3)	324,594	312,689	304,517
Accumulated deficit (Note 3)	(22,585)	(27,342)	(112,640)
Treasury stock, 10,237,033 shares; 8,842,871 shares; and 6,683,425 shares; at cost, at July 31, 2010, January 30, 2010, and August 1, 2009, respectively	(34,957)	(29,758)	(22,461)
Accumulated other comprehensive income	413	421	545

Total stockholders’ equity	278,663	266,699	180,338

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$374,430	$354,230	$275,377

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$131,541	$136,366	$269,303	$268,375
Cost of sales	93,159	97,196	185,798	190,024

Gross margin	38,382	39,170	83,505	78,351
Selling, general, and administrative expenses	34,737	34,321	69,801	68,294
Asset impairment	1,041	1,552	1,131	1,552

Operating income	2,604	3,297	12,573	8,505

Interest income	85	132	159	316
Interest expense (Note 3)	(25)	(246)	(2,992)	(437)

Interest income (expense), net	60	(114)	(2,833)	(121)

Income before provision for income taxes	2,664	3,183	9,740	8,384
Provision for income taxes (Note 1)	1,049	80	4,983	252

Net income	$1,615	$3,103	$4,757	$8,132

Net income per share, basic	$0.02	$0.03	$0.05	$0.08

Net income per share, diluted	$0.02	$0.03	$0.05	$0.08

Weighted-average shares outstanding, basic	100,257,750	95,594,834	98,756,560	95,492,536

Weighted-average shares outstanding, diluted	100,556,634	96,159,261	99,414,245	95,988,664

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 30, 2010	106,889,150	$10,689	—	$—	$312,689	$(27,342)	$(29,758)		$421	$266,699
Net income	—	—	—	—	—	4,757	—	$4,757	—	4,757
Stock issued pursuant to long-term incentive plans	213,900	21	—	—	(21)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	619	—	—	—	—	619
Amortization of stock payment in lieu of rent	—	—	—	—	49	—	—	—	—	49
Exercise of stock options	64,168	7	—	—	199	—	—	—	—	206
Exercise of common stock warrants	1,160,715	116	—	—	4,155	—	—	—	—	4,271
Conversions of secured convertible notes into common stock	3,111,111	311	—	—	5,347	—	—	—	—	5,658
Conversions of convertible preferred stock into common stock	537,000	54	—	—	1,557	—	—	—	—	1,611
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(8)	(8)	(8)

Comprehensive income								$4,749

Repurchase of common stock	—	—	—	—	—	—	(5,199)		—	(5,199)

Balance at July 31, 2010	111,976,044	$11,198	—	$—	$324,594	$(22,585)	$(34,957)		$413	$278,663

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In	Accumulated	Treasury	Comprehensive	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Income
Balance at January 31, 2009	103,319,360	$10,332	—	$—	$303,551	$(120,772)	$(22,461)		$558	$171,208
Net income	—	—	—	—	—	8,132	—	$8,132	—	8,132
Stock issued pursuant to long-term incentive plans	267,602	27	—	—	(27)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	471	—	—	—	—	471
Amortization of stock payment in lieu of rent	—	—	—	—	48	—	—	—	—	48
Exercise of stock options	3,334	—	—	—	8	—	—	—	—	8
Exercise of common stock warrants	183,572	18	—	—	466	—	—	—	—	484
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(13)	(13)	(13)

Comprehensive income								$8,119

Balance at August 1, 2009	103,773,868	$10,377	—	$—	$304,517	$(112,640)	$(22,461)		$545	$180,338

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	26 Weeks Ended
	July 31, 2010	August 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,757	$8,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,988	7,270
Amortization/acceleration of discount on secured convertible notes	2,083	287
Amortization of deferred financing costs	145	49
Amortization of stock payment in lieu of rent	49	48
Adjustment of derivatives to fair value	(20)	(40)
Interest added to principal of secured convertible notes	35	101
Conversion inducement fee	700	—
Loss on disposal of equipment and leasehold improvements	537	127
Asset impairment	1,131	1,552
Deferred income taxes	4,804	—
Stock-based compensation (Note 2)	619	471
Changes in operating assets and liabilities:
Other receivables	(902)	989
Merchandise inventories	(10,126)	(12,521)
Prepaid expenses and other current assets	(1,356)	(229)
Other non-current assets	24	(483)
Accounts payable and accrued liabilities	7,628	8,294
Income taxes payable	(47)	(125)
Deferred rent	302	(1,129)
Other long-term liabilities	(66)	(67)

Net cash provided by operating activities	18,285	12,726

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(13,040)	(11,295)

Net cash used in investing activities	(13,040)	(11,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	206	8
Conversion inducement fee	(700)	—
Proceeds from exercise of common stock warrants	4,271	484
Repurchase of common stock	(5,199)	—

Net cash (used in) provided by financing activities	(1,422)	492

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,823	1,923
CASH AND CASH EQUIVALENTS, beginning of period	161,693	142,064

CASH AND CASH EQUIVALENTS, end of period	$165,516	$143,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34	$33
Income taxes	$597	$378
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of secured convertible notes into 3,111,111 shares of Class A common stock	$5,658	$—
Conversion of convertible preferred stock into 537,000 shares of Class A common stock	$1,611	$—
Purchase of equipment and leasehold improvements unpaid at end of period	$8,209	$5,189
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$(8)	$(13)

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 31, 2010, and August 1, 2009

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 26 weeks ended July 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”) for the fiscal year ended January 30, 2010.

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

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 and 26 weeks ended July 31, 2010, and August 1, 2009, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, the Company recorded non-cash charges of $1.0 million, $1.1 million, $1.6 million and $1.6 million during the 13 and 26 weeks ended July 31, 2010, and August 1, 2009, respectively, within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

Income Taxes

The Company began fiscal 2010 with approximately $116.6 million of federal net operating loss carryforwards (NOLs) available to offset taxable income in fiscal 2010 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code (“Section 382”).

For the 13 weeks ended July 31, 2010, the Company’s effective income tax rate was approximately 39%, which is the rate the Company currently expects to incur for the remainder of the fiscal year. The Company incurred a higher effective income tax rate than it had in 2009 primarily as a result of the reversal of its deferred tax asset valuation allowance at the end of fiscal 2009.

The Company’s effective income tax rate for the 26 weeks ended July 31, 2010 was approximately 51%. This rate was higher due to $2.8 million in interest charges incurred in the first fiscal quarter upon the conversion of the Company’s remaining Secured Convertible Notes (the “Notes”) and Series C Convertible Preferred Stock (the “Preferred Stock”), which are not tax-deductible. The impact of these non-deductible charges on the effective income tax rate in the first fiscal quarter and the 26 weeks ended July 31, 2010, was approximately 16% and 12%, respectively.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 31, 2010, and August 1, 2009

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and New Accounting Pronouncements Not Yet Adopted (Continued)

Due to its expected utilization of federal and state NOL carry forwards during fiscal 2010, the Company anticipates cash income taxes for the fiscal year will be approximately 2% of pre-tax income, representing the portion of federal and state alternative minimum taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred incomes taxes.

The Company’s current expectations regarding the federal NOL carry forwards it may use annually are based on calculations made by management. Through these calculations, management determined that, in April 2005 and December 2006, the Company incurred “ownership changes,” as defined in Section 382 that require re-calculation of NOL annual utilization limits. Such ownership changes can result merely from an accumulation of normal market trading activity in the Company’s common stock over time. The NOL annual utilization limits determined upon an ownership change depend on, among other things, the Company’s market capitalization and long-term federal interest rates on the ownership change date. If the Company were to determine it had incurred another ownership change at some time after December 2006, the Company would be required to re-calculate its annual federal NOL utilization limit, which could result in a decrease to NOL carry forwards available to offset taxable income and an increase in cash income tax payments in fiscal 2010 and/or thereafter.

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

In January 2010, the FASB issued guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 31, 2010, the Company adopted the new and updated disclosure guidance, aside from those deferred to periods after December 15, 2010, and it did not significantly impact the Company’s condensed consolidated financial statements. The Company does not believe adoption of the remaining guidance on disclosures will have any effect on its condensed consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company has a 2005 Stock Incentive Plan (the “2005 Plan”) under which shares were available for grant at July 31, 2010. The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and its 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of July 31, 2010; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 31, 2010, and August 1, 2009

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The 2005 Plan permits the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors, and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity under the 2005 Plan to 17,500,000 shares of the Company’s Class A common stock. An aggregate of 26,281,061 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of July 31, 2010, 6,582,188 shares were available for future grants.

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

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	59.00%	56.00%	59.00%	56.00%
Risk-Free Interest Rate	1.29%	1.60%	1.56%	1.58%
Expected Life of Options (in Years)	3.3	3.3	3.3	3.3

The Company recorded compensation expense of less than $0.1 million, $0.1 million, $0.2 million, and a compensation benefit of $0.2 million, in each case less than $0.01 per basic and diluted share, related to stock options outstanding during the 13 and 26 weeks ended July 31, 2010 and August 1, 2009, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

At July 31, 2010, there was $0.6 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 1.7 years, representing the remaining vesting periods of such options through fiscal 2013.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 26 weeks ended July 31, 2010, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 30, 2010	2,234,752	$6.77
Granted	32,000	$4.54
Exercised	(64,168)	$3.21
Canceled	(443,144)	$4.81

Outstanding at July 31, 2010	1,759,440	$6.94	2.68	$148
Vested and expected to vest in the future at July 31, 2010	1,685,572	$7.09	2.62	$140
Exercisable at July 31, 2010	1,231,457	$8.40	2.17	$84

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 31, 2010, and August 1, 2009

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

Options vested and expected to vest in the future is comprised of all options outstanding at July 31, 2010, net of estimated forfeitures. Additional information regarding stock options outstanding as of July 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of July 31, 2010	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of July 31, 2010	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 2.93	157,500	2.80	$2.61	99,169	$2.58
2.96 - 4.83	608,500	4.11	3.70	153,180	3.95
4.86 - 8.00	486,440	2.03	6.39	472,108	6.44
8.08 - 12.28	386,500	1.57	10.62	386,500	10.62
15.02 - 23.02	120,500	1.43	19.40	120,500	19.40

$ 1.81 - $23.02	1,759,440	2.68	$6.94	1,231,457	$8.40

The weighted-average grant-date fair value of options granted during the 13 and 26 weeks ended July 31, 2010, and August 1, 2009, was $1.65, $1.91, $1.36 and $1.37, respectively. The total intrinsic value for options exercised during the 13 and 26 weeks ended July 31, 2010, and August 1, 2009, was less than $0.1 million, $0.1 million, less than $0.1 million and less than $0.1 million, respectively.

Cash received from option exercises under all Plans for the 26 weeks ended July 31, 2010, and August 1, 2009, was $0.2 million and less than $0.1 million, respectively. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.

Restricted Common Stock and Performance Shares

Under the 2005 Plan, the Company grants directors, certain executives, and other key employees restricted common stock with vesting contingent upon completion of specified service periods ranging from one to three years. The Company also grants certain executives and other key employee’s performance share awards with vesting contingent upon a combination of specified service periods and the Company’s achievement of specified common stock price levels.

During the 26 weeks ended July 31, 2010, and August 1, 2009, the Company granted 213,900 and 263,436 shares, respectively, of restricted common stock to certain directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during the 26 weeks ended July 31, 2010, and August 1, 2009, was $3.35 and $2.71 per share, respectively. The Company recorded approximately $0.3 million, $0.6 million, $0.3 million and $0.5 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 and 26 weeks ended July 31, 2010, and August 1, 2009, respectively. During the 26 weeks ended July 31, 2010, and August 1, 2009, the Company granted no performance shares under the 2005 Plan. The Company recorded a compensation benefit of $0.2 million and $0.1 million, and compensation expense of $0.2 million and $0.2 million during the 13 and 26 weeks ended July 31, 2010, and August 1, 2009, respectively, related to performance shares previously granted to officers. The benefit recorded in the 13 and 26 weeks ended July 31, 2010 was related to higher forfeiture adjustment in such periods. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 31, 2010, and August 1, 2009

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares granted to officers is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 26 weeks ended July 31, 2010:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 30, 2010	1,596,318	$2.37
Granted	213,900	$3.35
Vested	(254,038)	$2.81
Forfeited	(30,000)	$3.09

Nonvested at July 31, 2010	1,526,180	$2.42

The fair value of restricted common stock and performance shares that vested during the 26 weeks ended July 31, 2010, was $0.9 million.

At July 31, 2010, there was $0.5 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $0.4 million relates to restricted common stock and $0.1 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 0.4 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Cost of sales	$(156)	$113	$(130)	$(180)
Selling, general, and administrative expenses	259	539	749	651

Stock-based compensation	$103	$652	$619	$471

Change in Estimated Forfeiture Rate

In the first quarter of fiscal 2009, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense, from a 10% forfeiture rate to a 15% forfeiture rate. During this same period, the Company also realized benefits from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive and other employee departures from the Company. The impact of these events were benefits during the 26 weeks ended August 1, 2009, of approximately $0.9 million, of which $0.4 million was included in cost of sales and $0.5 million was included in selling, general, and administrative expenses in the condensed consolidated statements of operations. During the 26 weeks ended July 31, 2010, the estimated annual forfeiture rate has remained at 15%.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 31, 2010, and August 1, 2009

(Unaudited)

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in May 2011 and the Company intends to either replace or renew the Facility. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores, and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London InterBank Offered Rate (LIBOR) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average excess availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of July 31, 2010. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

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

At July 31, 2010, the amount outstanding under the Facility consisted of $3.8 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit, and the Company had $29.7 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At July 31, 2010, the Company was in compliance with all covenant requirements related to the Facility.

During the 26 weeks ended July 31, 2010, investors in the Company’s Notes converted $4.7 million of the Notes into 3,111,111 shares of the Company’s Class A common stock. As a result of these conversions, the Company recorded non-cash interest charges of $2.1 million during the 26 weeks ended July 31, 2010, to write-off a ratable portion of unamortized debt discount and deferred financing costs associated with the Notes. Additionally, a ratable portion of accrued interest of $1.0 million was forfeited by the holder when the Notes were converted and it was written off to paid-in capital. Finally, the Company provided the holder with a $0.7 million conversion inducement, which was recorded as an interest charge during the 26 weeks ended July 31, 2010. The Company also repurchased an insignificant remaining Note balance from another holder. As a result of these transactions, there are no longer any remaining Notes outstanding as of July 31, 2010 and there was a satisfaction and discharge of our obligations under the Indenture governing the Notes. No Notes were converted during the 26 weeks ended August 1, 2009.

Prior to the first quarter of fiscal 2010, the Company recognized the ratable portion of accrued interest forfeited by Note holders upon conversions as a reduction of interest expense. The Company has determined that the correct treatment of accrued interest forfeited is a credit to paid-in capital rather than a reduction of interest expense. In the condensed consolidated balance sheets as of January 30, 2010, and August 1, 2009, the Company has retrospectively reclassified $2.9 million from accumulated deficit to paid-in capital to reflect the correct treatment of accrued interest forfeited in periods prior to fiscal 2010. This reclassification has no effect on the previously reported total stockholders’ equity or cash flows and is not material to all periods presented.

During the 26 weeks ended July 31, 2010, and August 1, 2009, certain investors exercised portions of outstanding common stock warrants, resulting in the issuance of 1,160,715 and 183,572 shares, respectively, of the Company’s Class A common stock in exchange for $4.3 million and $0.5 million, respectively, of proceeds to the Company.

During the 26 weeks ended July 31, 2010, investors in the Company’s Preferred Stock converted $1.6 million of Preferred Stock into 537,000 shares of the Company’s Class A common stock. As a result of this transaction, there is no longer any Preferred Stock outstanding as of July 31, 2010. No Preferred Stock was converted during the 26 weeks ended August 1, 2009.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 31, 2010, and August 1, 2009

(Unaudited)

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount at July 31, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$165,516	$21,095	$144,421	$—
Long-term tenant allowance receivables	762	—	—	762

	Carrying Amount January 30, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$161,693	$17,306	$144,387	$—
Long-term tenant allowance receivables	728	—	—	728
Financial liabilities:
Embedded derivative instrument	20	—	20	—
Notes	3,540	10,422	—	—
Preferred Stock	1,611	1,799	—	—

	Carrying Amount at August 1, 2009	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$143,987	$4,685	$139,302	$—
Financial liabilities:
Embedded derivative instrument	20	—	20	—
Notes	3,095	10,267	—	—
Preferred Stock	1,611	1,772	—	—

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 31, 2010, and August 1, 2009

(Unaudited)

NOTE 4 – Fair Value Measurements (Continued)

Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. Money market funds are valued through the use of quoted market prices, or $1, which is generally the net asset value of these funds. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the long-term tenant allowance receivables was determined by discounting them to present value, and they are included in other assets within the condensed consolidated balance sheet. The Company determined the fair value of its embedded derivative instrument using a combination of the Black-Scholes model and Monte-Carlo simulation. The estimated fair values for the Notes and Preferred Stock were determined to be the market value of the Company’s Class A common stock as of January 30, 2010, and August 1, 2009, multiplied by the number of shares of common stock into which such securities could be converted. There are no longer any embedded derivatives, Notes or Preferred Stock outstanding as of July 31, 2010, as a result of the conversions discussed in Note 3.

The table below segregates all non-financial assets and liabilities as of July 31, 2010, January 30, 2010, and August 1, 2009, that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Carrying Amount at July 31, 2010	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$87,029	$—	$—	$87,029	$(1,131)

Total assets	$87,029	$—	$—	$87,029	$(1,131)

	Carrying Amount January 30, 2010	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$78,063	$—	$—	$78,063	$(2,341)

Total assets	$78,063	$—	$—	$78,063	$(2,341)

	Carrying Amount at August 1, 2009	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$79,469	$—	$—	$79,469	$(1,552)

Total assets	$79,469	$—	$—	$79,469	$(1,552)

The Company performs impairment tests whenever there are indicators of impairment. Refer to Note 1 for further information.

Long-lived assets held and used with a carrying value of $87.0 million and $79.5 million, respectively, represent their fair values, after the impairment charges of $1.0 million, $1.1 million, $1.6 million and $1.6 million, respectively, during the 13 and 26 weeks ended July 31, 2010, and August 1, 2009.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 31, 2010, and August 1, 2009

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

The Notes and Preferred Stock were convertible into shares of Class A common stock. Both of these securities included rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, the Notes and Preferred Stock were considered to be participating securities requiring the use of the two-class method for the computation of earnings per share. For the dilutive computation, under the two-class method, determination of whether the Notes and Preferred Stock were dilutive was based on the application of the “if-converted” method. Although the Notes and Preferred Stock were fully converted and represented Class A common shares outstanding as of July 31, 2010, they were included in the computation of diluted earnings for the 26 weeks ended July 31, 2010 with respect to the period they were outstanding prior to conversion. For the 26 weeks ended July 31, 2010 and the 13 and 26 weeks ended August 1, 2009, the effect of the Notes and Preferred Stock was not dilutive to the computation of diluted earnings per share.

While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to retain cash dividends paid on unvested restricted stock and unvested performance shares. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the 13 and 26 weeks ended July 31, 2010, and August 1, 2009, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

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

	13 Weeks Ended
	July 31, 2010			August 1, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$1,615			$3,103
Less: Undistributed earnings allocable to participating securities	(23)			(159)

Basic earnings per share	$1,592	100,257,750	$0.02	$2,944	95,594,834	$0.03

Diluted earnings per share:
Net income	$1,615			$3,103
Less: Undistributed earnings allocable to participating securities	(23)			(158)
Effect of dilutive securities		298,884			564,427

Diluted earnings per share	$1,592	100,556,634	$0.02	$2,945	96,159,261	$0.03

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 31, 2010, and August 1, 2009

(Unaudited)

NOTE 5 – Net Income Per Share (Continued)

	26 Weeks Ended
	July 31, 2010			August 1, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$4,757			$8,132
Less: Undistributed earnings allocable to participating securities	(127)			(418)

Basic earnings per share	$4,630	98,756,560	$0.05	$7,714	95,492,536	$0.08

Diluted earnings per share:
Net income	$4,757			$8,132
Less: Undistributed earnings allocable to participating securities	(126)			(416)
Effect of dilutive securities		657,685			496,128

Diluted earnings per share	$4,631	99,414,245	$0.05	$7,716	95,988,664	$0.08

The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would not have been dilutive.

	13-Week Period Ended		26-Week Period Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Stock options outstanding	1,558,143	2,082,286	1,502,585	2,080,692
Performance shares and nonvested restricted stock awards	1,481,180	1,508,872	1,538,774	1,525,165
Stock issuable upon conversion of secured convertible notes	—	3,111,113	991,453	3,111,113
Stock issuable upon conversion of preferred stock	—	537,000	168,181	537,000
Stock issuable upon exercise of warrants:
June 2004 warrants	—	1,723,705	—	1,723,705
Series E warrants	—	6,092,116	—	6,092,116

Total	3,039,323	15,055,092	4,200,993	15,069,791

Based upon the respective exercise prices and number of outstanding warrants, exercise of all outstanding warrants via cash payment by the warrant holders as of July 31, 2010 would have resulted in proceeds to the Company of $18.1 million.

NOTE 6 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. On May 6, 2009, the Court reversed and remanded the case to the Superior Court to re-evaluate the fairness of the settlement, and a final hearing will take place in September 2010. As of July 31, 2010, the Company has accrued an amount equal to the settlement amount in accrued liabilities in its condensed consolidated balance sheet.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 31, 2010, and August 1, 2009

(Unaudited)

NOTE 6 – Commitments and Contingencies (Continued)

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 22, 2003 through the present. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. Discovery is ongoing and Plaintiffs filed their motion for class certification in July 2010. The Company’s opposition to Plaintiffs’ motion is due on September 24, 2010, and the hearing is scheduled for October 8, 2010. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 31, 2010.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs recently filed an amended complaint, and the Company filed a motion to strike allegations of the third amended complaint on or about February 16, 2010 which was held in abeyance. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. No class certification motion filing deadline has been set by the court, and discovery is ongoing. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 31, 2010.

On March 18, 2009, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company from March 18, 2005 through March 18, 2009. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On October 23, 2009, the Company reached an agreement to pay approximately $0.2 million to settle this matter, subject to Superior Court approval. The Court has preliminarily approved the settlement and set a final approval hearing for September 2, 2010. The Company paid the preliminary settlement amount in August 2010.

On April 24, 2009 the Pennsylvania Equal Employment Opportunity Commission requested information and records relevant to several charges of discrimination by the Company against employees of the Company. In the course of this investigation, the EEOC served the Company with a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the Company filed an action for declaratory and injunctive relief in the U.S. District Court for the Central District of California seeking relief from the subpoena, which action it has since voluntarily dismissed. Later that same month, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. The Company is awaiting the results of the EEOC’s investigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 31, 2010.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims arising out of the normal course of business, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of July 31, 2010, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 31, 2010, and August 1, 2009

(Unaudited)

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

Information for the 13 and 26 weeks ended July 31, 2010, and August 1, 2009, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended July 31, 2010	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$108,875	$22,666	$—	$131,541
Percentage of consolidated net sales	83%	17%	—	100%
Operating income (loss)	$6,219	$2,676	$(6,291)	$2,604
Depreciation and amortization expense	$3,398	$370	$226	$3,994
Interest income	$—	$—	$85	$85
Interest expense	$—	$—	$25	$25
Income (loss) before provision for income taxes	$6,219	$2,676	$(6,231)	$2,664

13 Weeks Ended August 1, 2009	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$111,517	$24,849	$—	$136,366
Percentage of consolidated net sales	82%	18%	—	100%
Operating income (loss)	$6,043	$3,253	$(5,999)	$3,297
Depreciation and amortization expense	$2,996	$407	$228	$3,631
Interest income	$—	$—	$132	$132
Interest expense	$—	$—	$246	$246
Income (loss) before provision for income taxes	$6,043	$3,253	$(6,113)	$3,183

26 Weeks Ended July 31, 2010	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$222,786	$46,517	$—	$269,303
Percentage of consolidated net sales	83%	17%	—	100%
Operating income (loss)	$20,548	$5,913	$(13,888)	$12,573
Depreciation and amortization expense	$6,764	$743	$481	$7,988
Interest income	$—	$—	$159	$159
Interest expense	$—	$—	$2,992	$2,992
Income (loss) before provision for income taxes	$20,548	$5,913	$(16,721)	$9,740

26 Weeks Ended August 1, 2009	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$219,882	$48,493	$—	$268,375
Percentage of consolidated net sales	82%	18%	—	100%
Operating income (loss)	$15,937	$5,776	$(13,208)	$8,505
Depreciation and amortization expense	$5,982	$833	$455	$7,270
Interest income	$—	$—	$316	$316
Interest expense	$—	$—	$437	$437
Income (loss) before provision for income taxes	$15,937	$5,776	$(13,329)	$8,384

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 31, 2010, and August 1, 2009

(Unaudited)

NOTE 7 – Segment Reporting (Continued)

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

Wet Seal operating segment results during the 13 and 26 weeks ended July 31, 2010, and August 1, 2009 include $1.0 million, $1.1 million, $1.6 million and $1.6 million, respectively, of asset impairment charges.

Corporate expenses during the 26 weeks ended July 31, 2010, include non-cash interest expense of $2.1 million as a result of accelerated write-off of remaining unamortized debt discount and deferred financing costs upon conversion of Notes and $0.7 million of interest expense for a conversion inducement associated with conversions of Notes and Preferred Stock.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, and elsewhere in this Quarterly Report of Form 10-Q.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. As of July 31, 2010, we operated 508 retail stores in 47 states, Puerto Rico and District of Columbia. Our products can also be purchased online.

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

Wet Seal. Wet Seal is a junior apparel brand for teenage girls who seek trend-focused and value-competitive clothing, with a target customer age of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced, fashionable and basic apparel and accessories. Wet Seal stores average approximately 3,900 square feet in size. As of July 31, 2010, we operated 432 Wet Seal stores.

Arden B. Arden B is a fashion brand at value price points for the feminine contemporary woman. Arden B targets customers aged 25 to 35 years old and seeks to deliver contemporary collections of fashion and basic separates and accessories for various aspects of the customers’ lifestyles. Arden B stores average approximately 3,100 square feet in size. As of July 31, 2010, we operated 76 Arden B stores.

We maintain a Web-based store located at www.wetseal.com offering Wet Seal merchandise, comparable to that carried in our stores, to customers over the internet. We also maintain a Web-based store located at www.ardenb.com offering Arden B merchandise, comparable to that carried in our stores, to customers over the internet. Our online stores are designed to serve as an extension of the in-store experience and offer a wide selection of merchandise, which helps expand in-store sales. Internet operations for both Wet Seal and Arden B are included in their respective operating segments. In fiscal 2009, 2008, and 2007, we experienced rapid growth in both visitor traffic and our online sales, and we will continue to develop our Wet Seal and Arden B websites to increase their effectiveness in marketing our brands.

See Note 7 of the notes to condensed consolidated financial statements for financial information regarding segment reporting, which information is incorporated herein by reference.

Current Trends and Outlook

We currently operate in a challenging retail environment driven by several factors, including disruptions in the U.S. housing and financial markets and high unemployment rates across all regions of the U.S. Beginning in the fourth calendar quarter of 2008 and continuing through the second calendar quarter of 2009, U.S. gross domestic product decreased on a year-over-year basis. Although U.S. gross domestic product has shown improvement since the third calendar quarter of 2009, the increases have been modest and we continue to experience a volatile, and generally weak, retail environment. Our operating performance is susceptible to these general economic conditions, which have impacted consumer confidence and discretionary consumer spending in the U.S. Although our operating performance improved for the 26 weeks ended July 31, 2010, it declined during the 13 weeks ended July 31, 2010, and these uncertain and volatile conditions could adversely affect our ability to sustain or further improve our operating performance.

Our comparable store sales decreased 4.3% for the 13 weeks ended July 31, 2010, driven by a 4.3% comparable store sales decrease in our Wet Seal division and a 4.5% comparable store sales decrease in our Arden B division. The Wet Seal division comparable store sales decrease was primarily driven by a decrease in transaction volume, partially offset by an increase in average dollar sales. Directionally, the shifts in transaction volume and average unit retail metrics were in line with our expectations and resulted from our planned merchandise content shift at Wet Seal more towards apparel and away from lower-priced accessories relative to the prior year quarter. The Arden B division comparable store sales decrease was primarily driven by declines in its average unit selling price and transaction volume, partially offset by an increase in units purchased per customer.

We made progress on several key initiatives since the end of fiscal 2009. Although we experienced negative comparable store sales declines during the second quarter of fiscal 2010, primarily related to weak denim business at Wet Seal, we achieved merchandise margin improvement in the Wet Seal division due to the improved merchandise mix in tops, activewear and jewelry and the use of our markdown optimization system. Arden B continued to generate stable and strong merchandise margins in the second quarter of fiscal 2010 due to strong performance in denim, accessories, related separates and knit tops. In addition, we continue to maintain slightly higher inventory levels at Arden B to support continued comparable store sales growth under our new low-price model. We continued with our Wet Seal store expansion by opening 11 new Wet Seal stores in the second fiscal quarter of 2010 and are on track to open a net 25 stores for the year. We also plan to open 60 Wet Seal stores in fiscal 2011 with a focus on off-mall power centers in select markets throughout the country and on malls in which we previously had highly productive Wet Seal stores. We expect to open a net 3 Arden B stores in fiscal 2010. We are also working on plans for continued moderate growth of Arden B stores in fiscal 2011. Lastly, we plan to immediately increase our investment in our e-commerce inventories, marketing and team infrastructure to drive more aggressive sales growth online.

Our operating performance since fiscal 2005 has resulted in increased liquidity and improved credit standing with suppliers. However, we may not generate increases in comparable store sales or may be unsuccessful in executing some or all of our business strategy. If our comparable store sales drop significantly for an extended period of time, or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could impact our results of operations and operating cash flow.

Store Openings and Closures

During the 26 weeks ended July 31, 2010, we opened 12 and closed four Wet Seal stores and we closed four Arden B stores, supporting our plan to exit locations that are not productive and in which we do not see strong potential for improvement.

We expect to open a net of 25 Wet Seal stores and three Arden B stores, contingent upon lease negotiations, during fiscal 2010.

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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-based compensation, accounting for income taxes and insurance reserves. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The following updates the Form 10-K discussions of our critical accounting policies for long lived assets and accounting for income taxes.

Long-Lived Assets

We evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, based on discounted cash flows using our weighted average cost of capital, with such estimated fair values determined using the best information available. We have considered all relevant valuation techniques that could be obtained without undue cost and effort and have determined that the discounted cash flow approach continues to provide the most relevant and reliable means by which to determine fair value in this circumstance.

At least quarterly, we assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Our evaluations during the 13 and 26 weeks ended July 31, 2010, and August 1, 2009, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $1.0 million, $1.1 million, $1.6 million and $1.6 million during the 13 and 26 weeks ended July 31, 2010, and August 1, 2009, respectively, within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

Accounting for Income Taxes

We began fiscal 2010 with approximately $116.6 million of federal net operating loss carryforwards (NOLs) available to offset taxable income in fiscal 2010 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code (“Section 382”).

For the 13 weeks ended July 31, 2010, our effective income tax rate was approximately 39%, representing the rate that we currently expect to incur for the remainder of fiscal 2010. The effective rate of approximately 51% for the 26 weeks ended July 31, 2010 is higher than the expected rate for future periods due to $2.8 million in interest charges incurred in the first fiscal quarter upon the conversion of the our remaining Secured Convertible Notes (the “Notes”) and Series C Convertible Preferred Stock (the “Preferred Stock”), which are not tax-deductible. The impact of these non-deductible charges on the effective income tax rate in the first fiscal quarter and the 26 weeks ended July 31, 2010, was approximately 16% and 12%, respectively.

Due to our expected utilization of federal and state NOL carry forwards during fiscal 2010, we anticipate cash income taxes for the fiscal year will be approximately 2% of pre-tax income, representing the portion of federal and state alternative minimum taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred incomes taxes.

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

In January 2010, the FASB issued guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 31, 2010, we adopted the new and updated guidance for disclosures, aside from those deferred to periods after December 15, 2010, and it did not significantly impact our condensed consolidated financial statements. We do not believe adoption of the remaining disclosure guidance will have any effect on our condensed consolidated financial statements.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the 13-week and 26-week periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.8	71.3	69.0	70.8

Gross margin	29.2	28.7	31.0	29.2
Selling, general, and administrative expenses	26.4	25.2	25.9	25.4
Asset impairment	0.8	1.1	0.4	0.6

Operating income	2.0	2.4	4.7	3.2
Interest income (expense), net	0.0	(0.1)	(1.1)	(0.1)

Income before provision for income taxes	2.0	2.3	3.6	3.1
Provision for income taxes	0.8	0.0	1.8	0.1

Net income	1.2%	2.3%	1.8%	3.0%

Thirteen Weeks Ended July 31, 2010, Compared to Thirteen Weeks Ended August 1, 2009

Net sales

13 Weeks Ended July 31, 2010	Change From Prior Fiscal Period	13 Weeks Ended August 1, 2009
($ in millions)
Net sales	$131.5	$(4.9)	(3.5)%	$136.4
Comparable store sales decrease	(4.3)%

Net sales for the 13 weeks ended July 31, 2010, decreased primarily as a result of the following:

•

A decrease of 4.3% in comparable store sales resulting from an 11.4% decrease in comparable store average transaction counts, partially offset by a 7.5% increase in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction increased mainly due to an 10.4% increase in our average unit retail prices, partially offset by a 2.2% decrease in the number of units purchased per customer, primarily as a result of a merchandise content shift at Wet Seal towards apparel and away from lower-priced accessories, as compared to the prior year; and

•

The prior year included an increase of $1.2 million in net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding for more than two years from their respective issuance dates.

However, these factors were partially offset by:

•	An increase of $0.5 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales; and

•	An increase in number of stores open, from 496 stores as of August 1, 2009, to 508 stores as of July 31, 2010.

Cost of sales

13 Weeks Ended July 31, 2010	Change From Prior Fiscal Period	13 Weeks Ended August 1, 2009
($ in millions)
Cost of sales	$93.2	$(4.0)	(4.2)%	$97.2
Percentage of net sales	70.8%	(0.5)%	71.3%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin as a result of higher initial markup rates in both divisions, partially offset by an increase in the markdown rate for both divisions, as compared to the prior year. Additionally, cost of sales as a percentage of sales was favorably impacted due to a reduction in buying, planning and allocation costs as a result of our open Wet Seal division chief merchandise officer position and a reduction in incentive bonuses due to declining performance results. Cost of sales as a percentage of net sales and in absolute dollar amount was negatively impacted by an increase in occupancy cost due to the deleveraging effect from our decrease in comparable stores sales, as well as an increase in number of stores open, from 496 stores as of August 1, 2009, to 508 stores as of July 31, 2010. Cost of sales was also negatively impacted by an increase in distribution costs due to a loss on disposal charge as a result of equipment replaced by our new merchandise sorter system and an increase in temporary labor as a result of an increase in units shipped and a variation in mix of merchandise.

Selling, general, and administrative expenses (SG&A)

13 Weeks Ended July 31, 2010	Change From Prior Fiscal Period	13 Weeks Ended August 1, 2009
($ in millions)
Selling, general, and administrative expenses	$34.7	$0.4	1.2%	$34.3
Percentage of net sales	26.4%	1.2%	25.2%

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

Selling expenses decreased less than $0.1 million from the prior year to $28.2 million. As a percentage of net sales, selling expense was 21.5% of net sales, or 80 basis points higher, as a percentage of net sales, than a year ago.

The following contributed to the current year decrease in selling expenses:

•	A $0.2 million decrease in payroll and benefits costs as a result of decreased sales volume; and

•	A $0.2 million decrease in credit card and bad debt charges as a result of decreased sales volume.

However, the decreases in selling expenses were partially offset by the following increases:

•

A $0.2 million increase in advertising and marketing expenditures due to an increase in in-store signage at both divisions, an increase in direct marketing at our Wet Seal division and an increase in our internet advertising, primarily due to our increased presence on Facebook; and

•	A $0.1 million increase in internet production and ordering costs due to increased internet sales volume.

The increase in selling expenses, as a percentage of net sales, was primarily due to the unfavorable deleveraging effect on store and field payroll costs and increase in advertising and marketing expenditures, as noted above.

General and administrative expenses increased approximately $0.4 million from the prior year to $6.5 million. As a percentage of net sales, general and administrative expenses were 4.9%, or 40 basis points higher, than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•	A $0.2 million increase in corporate wages;

•	A $0.3 million increase in legal fees associated with various litigation matters; and

•	A $0.1 million net increase in other general and administrative expenses.

However, the increases in general and administrative expenses were partially offset by the following decreases:

•	A $0.2 million decrease in stock-based compensation, primarily due to higher forfeitures as compared to the prior year.

Asset impairment

	13 Weeks Ended July 31, 2010	Change From Prior Fiscal Period		13 Weeks Ended August 1, 2009
	($ in millions)
Asset impairment	$1.0	$(0.6)	(32.9)%	$1.6
Percentage of net sales	0.8%		(0.3)%	1.1%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended July 31, 2010, and August 1, 2009, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $1.0 million and $1.6 million, respectively.

Interest income (expense), net

	13 Weeks Ended July 31, 2010	Change From Prior Fiscal Period		13 Weeks Ended August 1, 2009
	($ in millions)
Interest income (expense), net	$0.1	$0.2	152.6%	$(0.1)
Percentage of net sales	0.0%		0.1%	(0.1)%

We generated interest income, net, of $0.1 million in the 13 weeks ended July 31, 2010, comprised of:

•	Interest income of less than $0.1 million primarily from investments in cash and cash equivalents.

We incurred a nominal amount of interest expense, net, in the 13 weeks ended August 1, 2009, comprised of:

•

Non-cash interest expense of $0.2 million with respect to our Notes, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we elected to add to principal; partially offset by

•	Interest income of less than $0.1 million from investments in cash and cash equivalents.

Provision for income taxes

	13 Weeks Ended July 31, 2010	Change From Prior Fiscal Period		13 Weeks Ended August 1, 2009
		($ in millions)
Provision for income taxes	$1.0	$0.9	1,211.3%	$0.1

In the second quarter of fiscal 2010, our effective income tax rate was approximately 39%, which is the rate we currently expect to incur for the remainder of the fiscal year. We incurred a higher effective income tax rate than we had in 2009 primarily as a result of the reversal of our deferred tax asset valuation allowance at the end of fiscal 2009.

Due to our expected utilization of federal and state NOL carry forwards during fiscal 2010, we anticipate cash income taxes for the fiscal year will only be approximately 2% of pre-tax income, representing the portion of federal and state alternative minimum taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred incomes taxes.

Segment Information

The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. In the tables below, Wet Seal and Arden B reportable segments include data from their respective stores and internet operations. Operating segment results include net sales, cost of sales, asset impairment and other direct store and field management expenses, with no allocation of corporate overhead or interest income or expense.

Wet Seal:

(In thousands, except sales per square foot and store count data)	13 Weeks Ended July 31, 2010	13 Weeks Ended August 1, 2009
Net sales	$108,875	$111,517
Percentage of consolidated net sales	83%	82%
Comparable store sales percentage decrease compared to the prior year fiscal quarter	(4.3)%	(11.9)%
Operating income	$6,219	$6,043
Sales per square foot	$61	$64
Number of stores as of quarter end	432	415
Square footage as of quarter end	1,709	1,636

Wet Seal comparable stores sales decreased 4.3% during the 13 weeks ended July 31, 2010, compared to a prior year quarter decrease of 11.9%. The decrease during the 13 weeks ended July 31, 2010, was due primarily to a 12.2% decrease in comparable store average transactions, partially offset by an increase of 8.4% in average dollar sales per transaction. The increase in comparable store average dollar sales per transaction resulted from an 11.5% increase in our average unit retail prices, partially offset by a 2.2% decrease in units purchased per customer, as a result of a merchandise content shift towards apparel and away from lower-priced accessories. The net sales decrease was attributable to the comparable store sales decline and the prior year quarter including $0.8 million of additional net sales resulting from a change in estimated breakage, partially offset by a $0.4 million increase in net sales in our internet business and the increase in the number of stores compared to the prior year.

Wet Seal’s operating income increased to 5.7% of net sales during the 13 weeks ended July 31, 2010, from 5.4% of net sales during the 13 weeks ended August 1, 2009. The increase in operating income, as a percentage of sales, was due primarily to an increase in merchandise margin as a result of higher initial markup rates and favorable spring physical inventory shrink results, a decrease in buying, planning and allocation costs primarily due to our open chief merchandise officer position and a reduction in stock compensation expense as a result of higher forfeiture adjustments. Additionally, during the 13 weeks ended July 31, 2010, and the 13 weeks ended August 1, 2009, operating income included asset impairment charges of $1.0 million and $1.6 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. The increase for the 13 weeks ended August 1, 2009 was partially offset by a $0.8 million of breakage benefit resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates.

Arden B:

(In thousands, except sales per square foot and store count data )	13 Weeks Ended July 31, 2010	13 Weeks Ended August 1, 2009
Net sales	$22,666	$24,849
Percentage of consolidated net sales	17%	18%
Comparable store sales percentage decrease compared to the prior year fiscal quarter	(4.5)%	(4.1)%
Operating income	$2,676	$3,253
Sales per square foot	$84	$86
Number of stores as of quarter end	76	81
Square footage as of quarter end	230	247

Arden B comparable stores sales decreased 4.5% during the 13 weeks ended July 31, 2010, compared to a prior year quarter decrease of 4.1%. The decrease during the 13 weeks ended July 31, 2010, was due primarily to a 2.6% decrease in comparable store average transactions and a 1.9% decrease in comparable store average dollar sales per transaction. The decrease in the average dollar sale per transaction resulted from a 4.9% decline in our average unit retail prices, partially offset by a 2.8% increase in units purchased per customer. The net sales decrease was attributable to the comparable store sales decrease and a decrease in the number of stores compared to the prior year, partially offset by a $0.2 million increase in net sales in our internet business.

Arden B generated operating income of 11.8% of net sales during the 13 weeks ended July 31, 2010, compared to operating income of 13.1% of net sales during the 13 weeks ended August 1, 2009. The decrease in operating results was due primarily to an increase in occupancy costs as a percentage of net sales as the prior year included a rent benefit for early termination of store leases and the deleveraging effect from the decrease in comparable store sales, and an increase in internet production ordering costs as a result of increased net sales in our internet business compared to the prior year. Additionally, operating income for the 13 weeks ended August 1, 2009, included $0.4 million of breakage benefit resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates.

Twenty-Six Weeks Ended July 31, 2010, Compared to Twenty-Six Weeks Ended August 1, 2009

Net sales

26 Weeks Ended July 31, 2010	Change From Prior Fiscal Period	26 Weeks Ended August 1, 2009
($ in millions)
Net sales	$269.3	$0.9	0.3%	$268.4
Comparable store sales decrease	(1.1)%

Net sales for the 26 weeks ended July 31, 2010, increased primarily as a result of the following:

•	An increase of $1.7 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales; and

•	An increase in number of stores open, from 496 stores as of August 1, 2009, to 508 stores as of July 31, 2010.

However, these factors were partially offset by:

•

A decrease of 1.1% in comparable store sales resulting from an 8.5% decrease in comparable store average transaction counts, partially offset by an 8.3% increase in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction increased mainly due to an 11.0% increase in our average unit retail prices, partially offset by a 2.6% decrease in the number of units purchased per customer, as compared to the prior year; and

•

The prior year included an increase of $1.2 million in net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding for more than two years from their respective issuance dates.

Cost of sales

26 Weeks Ended July 31, 2010	Change From Prior Fiscal Period	26 Weeks Ended August 1, 2009
($ in millions)
Cost of sales	$185.8	$(4.2)	(2.2)%	$190.0
Percentage of net sales	69.0%	(1.8)%	70.8%

Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin as a result of higher initial markup rates in both divisions and favorable spring physical inventory shrink results, as compared to the prior year, partially offset by an increase in markdown rates due to the promotional environment. Cost of sales as a percentage of sales and absolute dollar amount was negatively impacted due an increase in occupancy cost due to the deleveraging effect from our comparable stores sales decrease, as well as an increase in number of stores open, from 496 stores as of August 1, 2009, to 508 stores as of July 31, 2010.

Selling, general, and administrative expenses (SG&A)

26 Weeks Ended July 31, 2010	Change From Prior Fiscal Period	26 Weeks Ended August 1, 2009
($ in millions)
Selling, general, and administrative expenses	$69.8	$1.5	2.2%	$68.3
Percentage of net sales	25.9%	0.5%	25.4%

Selling expenses increased approximately $0.3 million from the prior year to $55.5 million. As a percentage of net sales, selling expense was 20.6% of net sales, or 10 basis points higher as a percentage of net sales as compared to a year ago.

The following contributed to the current year increase in selling expenses:

•

A $0.5 million increase in advertising and marketing expenditures due to an increase in in-store signage at both divisions, an increase in direct marketing at our Wet Seal division and an increase in our internet advertising, primarily due to our increased presence on Facebook;

•	A $0.3 million increase in internet production and ordering costs due to increased internet sales volume; and

•	A $0.1 million net increase in other selling expenses.

However, the increases in selling expenses were partially offset by the following decreases:

•	A $0.3 million decrease in bags and boxes usage;

•	A $0.2 million decrease in bad debt and bank charges; and

•	A $0.1 million decrease in payroll and benefits costs.

General and administrative expenses increased approximately $1.2 million from the prior year, to $14.3 million. As a percentage of net sales, general and administrative expenses were 5.3%, or 40 basis points higher, than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•	A $0.4 million increase in legal fees associated with various litigation matters;

•	A $0.3 million increase in corporate wages;

•	A $0.1 million increase in corporate bonuses as the prior year included a greater benefit based on prior year’s financial performance relative to bonus targets;

•	A $0.1 million increase in stock-based compensation, as a result of higher forfeiture adjustments;

•	A $0.2 million increase in consulting fees due to timing of services performed and audit fees, compared to the prior year; and

•	A $0.2 million net increase in other general and administrative costs.

However, the increases in general and administrative expenses were partially offset by the following decrease:

•	A $0.1 million decrease in board of director fees due to fewer Board members as compared to the prior year.

Asset impairment

	26 Weeks Ended July 31, 2010	Change From Prior Fiscal Period		26 Weeks Ended August 1, 2009
	($ in millions)
Asset impairment	$1.1	$(0.5)	(27.1)%	$1.6
Percentage of net sales	0.4%		(0.2)%	0.6%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 26 weeks ended July 31, 2010, and August 1, 2009, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $1.1 million and $1.6 million, respectively.

Interest expense, net

	26 Weeks Ended July 31, 2010	Change From Prior Fiscal Period		26 Weeks Ended August 1, 2009
	($ in millions)
Interest expense, net	$(2.8)	$(2.7)	(2,241.3)%	$(0.1)
Percentage of net sales	(1.1)%		(1.0)%	(0.1)%

We incurred interest expense, net, of $2.8 million in the 26 weeks ended July 31, 2010, comprised of:

•

Interest charges of $2.8 million, consisting of $2.1 million of non-cash charges and a $0.7 million conversion/exercise inducement, related to the conversion of $4.7 million of our Notes into 3,111,111 shares of our common stock and $1.6 million of our Preferred Stock into 537,000 shares of our common stock, and the exercise of Series E warrants into 625,000 shares of our common stock;

•

Non-cash interest expense of $0.1 million on our Notes prior to conversion and comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we elected to add to principal; partially offset by

•	Interest income of $0.1 million from investments in cash and cash equivalents.

We incurred interest expense, net, of $0.1 million in the 26 weeks ended August 1, 2009, comprised of:

•

Non-cash interest expense of $0.4 million on our Notes, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we elected to add to principal; partially offset by

•	Interest income of less than $0.3 million from investments in cash and cash equivalents.

Provision for income taxes

	26 Weeks Ended July 31, 2010	Change From Prior Fiscal Period		26 Weeks Ended August 1, 2009
		($ in millions)
Provision for income taxes	$5.0	$4.7	1,887.4%	$0.3

We have NOL carry forwards available, subject to certain limitation, to offset our regular taxable income. We recognized a provision for income taxes that resulted in an effective tax rate of 51% for federal and state income taxes. This rate was higher than that expected for future periods due to $2.8 million in interest charges incurred upon the Note conversions, which are not tax-deductible in the first fiscal quarter of 2010. Excluding the effect of these non-deductible charges, the effective income tax rate for the first half of fiscal 2010 would have been approximately 39%, which is the rate we currently expect to incur for the remainder of the fiscal year.

Due to our expected utilization of federal and state NOL carry forwards during fiscal 2010, we anticipate cash income taxes for the fiscal year will be approximately 2% of pre-tax income, representing the portion of federal and state alternative minimum taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred incomes taxes.

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

Wet Seal:

(In thousands, except sales per square foot and store count data)	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
Net sales	$222,786	$219,882
Percentage of consolidated net sales	83%	82%
Comparable store sales percentage decrease compared to the prior year period	(1.4)%	(10.0)%
Operating income	$20,548	$15,937
Sales per square foot	$126	$128
Number of stores as of period end	432	415
Square footage as of period end	1,709	1,636

Wet Seal comparable stores sales decreased 1.4% during the 26 weeks ended July 31, 2010, compared to a prior year decrease of 10.0%. The decrease during the 26 weeks ended July 31, 2010, was due primarily to a 9.4% decrease in comparable store average transactions, partially offset by a 9.0% increase in comparable store average dollar sales per transaction. The increase in comparable store average dollar sales per transaction resulted from a 12.1% increase in our average unit retail prices, partially offset by a 2.9% decrease in units purchased per customer, as a result of a merchandise content shift towards apparel and away from lower-priced accessories. The net sales increase was attributable to the increase in the number of stores compared to the prior year and a $1.0 million increase in net sales in our internet business, partially offset by a comparable store sales decline and the prior year including a $0.8 million of additional net sales resulting from a change in estimated breakage.

Wet Seal’s operating income increased to 9.2% of net sales during the 26 weeks ended July 31, 2010, from 7.2% during the 26 weeks ended August 1, 2009. The increase in operating income, as a percentage of sales, was due primarily to an increase in merchandise margin as a result of an increase in initial markup rates and favorable spring physical inventory shrink results and a decrease in buying, planning and allocation costs primarily due to our open chief merchandise officer position and a reduction in stock compensation expense as a result of higher forfeiture adjustments. Additionally, during the 26 weeks ended July 31, 2010, and the 26 weeks ended August 1, 2009, operating income included asset impairment charges of $1.1 million and $1.6 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. The increase for the 26 weeks ended August 1, 2009 was partially offset by a $0.8 million of breakage benefit resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates.

Arden B:

(In thousands, except sales per square foot and store count data )	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
Net sales	$46,517	$48,493
Percentage of consolidated net sales	17%	18%
Comparable store sales percentage increase (decrease) compared to the prior year period	0.1%	(4.1)%
Operating income	$5,913	$5,776
Sales per square foot	$172	$169
Number of stores as of period end	76	81
Square footage as of period end	230	247

Arden B comparable stores sales increased 0.1% during the 26 weeks ended July 31, 2010, compared to a prior year decrease of 4.1%. The increase during the 26 weeks ended July 31, 2010, was due primarily to a 2.1% increase in comparable store average transactions, partially offset by a 1.6% decrease in comparable store average dollar sales per transaction. The decrease in the average dollar sales per transaction resulted from a 7.5% decline in our average unit retail prices, partially offset by a 6.4% increase in units purchased per customer. The net sales decrease was primarily attributable to the decrease in the number of stores compared to the prior year and the prior year including a $0.4 million of additional net sales resulting from a change in estimated breakage, partially offset by the comparable store sales increase and a $0.7 million increase in net sales in our internet business.

Arden B generated operating income of 12.7% of net sales during the 26 weeks ended July 31, 2010, compared to operating income of 11.9% of net sales during the 26 weeks ended August 1, 2009. The improvement in operating results was due primarily to a decrease in occupancy costs due to a reduction in minimum rent and common area maintenance charges as a result of favorable lease negotiations, the decrease in store counts from 81 stores as of August 1, 2009, to 76 stores as of July 31, 2010, and a decrease in store payroll costs as a result of improved efficiency on higher sales volume compared to the prior year. These increases were partially offset by operating income for the 26 weeks ended August 1, 2009, including a $0.4 million of breakage benefit resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates.

Liquidity and Capital Resources

Net cash provided by operating activities was $18.3 million for the 26 weeks ended July 31, 2010, compared to $12.7 million for the same period last year. For the 26 weeks ended July 31, 2010, cash provided by operating activities was comprised of our net income of $4.8 million, net non-cash charges, primarily depreciation and amortization, asset impairment, stock-based compensation, provision for deferred income taxes and non-cash interest expense, of $17.4 million, and a $0.7 million add back for a conversion/exercise inducement fee, partially offset by an increase in merchandise inventories over the increase in merchandise payables of $2.7 million and a net use of cash from changes in other operating assets and liabilities of $1.9 million. For the 26 weeks ending July 31, 2010, net cash used in investing activities of $13.0 million was comprised entirely of capital expenditures, primarily for remodeling of existing Wet Seal stores upon lease renewals and/or store relocations, the construction of new Wet Seal stores, and investment in the development of new retail merchandising and point-of-sale operating systems and a distribution sorting system. Capital expenditures that remain unpaid as of July 31, 2010, have increased $5.6 million since the end of fiscal 2009. We expect to pay nearly all of the total balance of such amounts payable, in the amount of $8.2 million, during the third quarter of fiscal 2010.

We estimate that, in fiscal 2010, capital expenditures will be approximately between $31 million and $32 million, net of approximately $4 million in landlord tenant improvement allowances. Of the total net capital expenditures, approximately $20 million to $21 million is expected to be for the remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations and the construction of new Wet Seal and Arden B stores.

For the 26 weeks ending July 31, 2010, net cash used by financing activities was $1.4 million, comprised of $5.2 million used to repurchase 1,394,162 shares of our Class A common stock, which utilized all remaining capacity under a $12.5 million repurchase authorization granted by our Board of Directors in November 2009, and a $0.7 million conversion inducement fee to a Note holder, partially offset by $4.3 million of proceeds from investor exercises of common stock warrants, which resulted in the issuance of 1,160,715 shares of our Class A common stock, and $0.2 million of proceeds from the exercise of stock options.

In March 2010, a holder of our Notes, preferred stock and Series E warrants converted $4.7 million in principal amount of our Notes into 3,111,111 shares of our Class A common stock and 1,611 shares of our Preferred Stock into 537,000 shares of our Class A common stock, and exercised Series E warrants into 625,000 shares of our Class A common stock for an exercise price of $2.3 million. As an inducement for the holder to undertake these conversions and/or exercises of the Notes, Preferred Stock and Series E warrants, we provided the holder with a $0.7 million inducement fee. We also repurchased an insignificant remaining Note balance from another holder. As a result of these transactions, there are no longer any remaining Notes and Preferred Stock outstanding and there was a satisfaction and discharge of our obligations under the Indenture governing the Notes.

Total cash and cash equivalents at July 31, 2010, was $165.5 million compared to $161.7 million at January 30, 2010.

We maintain a $35.0 million revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the agreement. The Facility expires in May 2011 and we intend to either replace or renew our Facility. Under our Facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on our line of credit under the Facility is the prime rate or, if we elect, the London InterBank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average excess availability, as defined under our Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of July 31, 2010. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

Borrowings under the Facility are secured by all of our presently owned and hereafter acquired assets. Our obligations thereunder are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, LLC.

At July 31, 2010, the amount outstanding under the Facility consisted of $3.8 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit. At July 31, 2010, we had $29.7 million available for cash advances and/or for the issuance of additional letters of credit and we were in compliance with all covenant requirements in the Facility.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months. However, the significant deterioration in consumer confidence and spending experienced over the past few years could remain depressed for an extended period. As a result of this continuing economic crisis, we may experience continued declines in consolidated comparable store sales or experience other events that negatively affect our operating results. If our consolidated comparable store sales drop significantly for an extended period, or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could adversely impact our results of operations and operating cash flow. This could also cause a decrease in or elimination of excess availability under our Facility, which could force us to seek alternatives to address potential cash constraints, including seeking additional debt and/or equity financing.

The financial performance of our business is susceptible to declines in discretionary consumer spending, availability of consumer credit and low consumer confidence in the United States. Volatile fuel prices and increasing commodity costs may also cause a shift in consumer demand away from the retail clothing products that we offer. There are no guarantees that government or other initiatives will limit the duration or severity of the current economic recession or stabilize factors that affect our sales and profitability. Recent adverse economic trends could affect us more significantly than companies in other industries.

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

Interest Rate Risk

To the extent that we borrow under our Facility, we are exposed to market risk related to changes in interest rates. At July 31, 2010, no borrowings were outstanding under our Facility. As of July 31, 2010, we are not a party to any derivative financial instruments.

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

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e)

promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2010.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 31, 2010, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On May 18, 2007, the Superior Court entered an order granting preliminary approval of the class action settlement. On February 29, 2008, the court issued its order granting final approval of the class action settlement, subject to appeal. On April 28, 2008, a notice of appeal of the judgment was filed. On May 6, 2009, the Court reversed and remanded the case to the Superior Court to re-evaluate the fairness of the settlement, and a final hearing will take place in September 2010. As of July 31, 2010, we have accrued an amount equal to the settlement amount in accrued liabilities in our condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us from May 22, 2003 through the present. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. Discovery is ongoing and Plaintiffs filed their motion for class certification in July 2010. Our opposition to Plaintiffs’ motion is due on September 24, 2010, and the hearing is scheduled for October 8, 2010. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 31, 2010.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us from September 29, 2004 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs recently filed an amended complaint, and we filed a motion to strike allegations of the third amended complaint on or about February 16, 2010. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. No class certification motion filing deadline has been set by the court, and discovery is ongoing. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 31, 2010.

On March 18, 2009, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us from March 18, 2005 through March 18, 2009. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On October 23, 2009, we reached an agreement to pay approximately $0.2 million to settle this matter, subject to Superior Court approval. The Court has preliminarily approved the settlement and set a final approval hearing for September 2, 2010. We paid the preliminary settlement amount in August 2010.

On April 24, 2009 the Pennsylvania Equal Employment Opportunity Commission requested information and records relevant to several charges of discrimination by our company against employees of our company. In the course of this investigation, the EEOC served us with a subpoena seeking information related to current and former employees throughout the United States. In April 2010, we filed an action for declaratory and injunctive relief in the U.S. District Court for the

Central District of California seeking relief from the subpoena, which action it has since voluntarily dismissed. Later that same month, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. We are awaiting the results of the EEOC’s investigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 31, 2010.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims arising out of the normal course of business, we have insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which we do not have insurance coverage. As of July 31, 2010, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factor represents an addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

We are in the process of identifying a successor to our president and chief executive officer and the resulting succession may impact our ability to execute our business strategy in the near term.

As previously announced, Mr. Edmond S. Thomas, our president, chief executive officer and a director, will resign from his positions with our company upon the expiration of his existing employment agreement on October 8, 2010. We have entered into a transition services agreement with Mr. Thomas for a period of four months following the end of his employment agreement. During this period, Mr. Thomas will serve as interim president and interim chief executive officer and will be compensated for such services rendered pursuant to the terms of the transition services agreement. However, there can be no assurance that Mr. Thomas will continue to serve in any capacity during the entire transition period or that we will find a suitable replacement for Mr. Thomas before the expiration of Mr. Thomas’ employment agreement or the conclusion of his transition period.

If we are not able to appoint a new president and chief executive officer in a timely manner, our business, financial condition, and results of operations could be materially and adversely affected. In addition, we anticipate that we will experience a transition period before our new chief executive officer is fully integrated into his/her new roles. We cannot provide any assurance that there will not be any disruption that adversely impacts our customer relationships, employee morale and our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

4.4.4

Satisfaction and Discharge of Indenture entered into between our company the The Bank of New York Mellon, dated as of May 3, 2010 (incorporated by reference to Exhibit 99.1 of our company’s Current Report on Form 8-K filed on May 7, 2010)

10.5.2	Amendment to the 2005 Stock Incentive Plan (incorporated by reference in Exhibit B of our company’s Definitive Proxy Statement of Form DEF 14A, dated April 19, 2010)

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (REGISTRANT)

Date: August 31, 2010	By:	/s/ Edmond S. Thomas
Edmond S. Thomas
President and Chief Executive Officer

Date: August 31, 2010	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer