Form 10-Q
period 2010-10-30
WET SEAL INC
filed 2010-12-02
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at November 26, 2010, was 100,108,311. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at November 26, 2010.

THE WET SEAL, INC.

FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets (Unaudited) as of October 30, 2010, January 30, 2010, and October 31, 2009	2-3

	Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended October 30, 2010, and October 31, 2009	4

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) for the 39 Weeks Ended October 30, 2010, and October 31, 2009	5-6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended October 30, 2010, and October 31, 2009	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36-37

Item 1A.	Risk Factors	37-38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Removed and Reserved	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		39

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 30, 2010	January 30, 2010	October 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,617	$161,693	$144,161
Short-term investments	25,350	—	—
Other receivables	2,140	479	389
Merchandise inventories	40,687	29,159	39,761
Prepaid expenses and other current assets	12,195	10,939	11,087
Deferred tax assets (Note 1)	19,600	19,600	—

Total current assets	215,589	221,870	195,398

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	115,485	108,958	109,641
Furniture, fixtures and equipment	78,162	66,708	67,462

	193,647	175,666	177,103
Less accumulated depreciation and amortization	(101,823)	(97,603)	(95,509)

Net equipment and leasehold improvements	91,824	78,063	81,594

LONG-TERM INVESTMENTS	25,919	—	—

OTHER ASSETS:
Deferred tax assets (Note 1)	37,891	45,153	—
Other assets	2,581	2,584	2,588

Total other assets	40,472	47,737	2,588

TOTAL ASSETS	$373,804	$347,670	$279,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$26,158	$14,588	$19,445
Accounts payable – other	17,320	9,480	12,713
Income taxes payable	—	47	200
Accrued liabilities	22,211	24,918	23,044
Current portion of deferred rent	3,297	2,735	2,886

Total current liabilities	68,986	51,768	58,288

LONG-TERM LIABILITIES:
Secured convertible notes, including accrued interest of $0, $956 and $904 at October 30, 2010, January 30, 2010, and October 31, 2009, respectively, and net of unamortized discount of $0, $2,083 and $2,261 at October 30, 2010, January 30, 2010, and October 31, 2009, respectively	—	3,540	3,310
Deferred rent	30,656	28,827	29,123
Other long-term liabilities	1,677	1,785	1,700

Total long-term liabilities	32,333	34,152	34,133

Total liabilities	101,319	85,920	92,421

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	October 30, 2010	January 30, 2010	October 31, 2009
COMMITMENTS AND CONTINGENCIES (Note 6)
CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 2,000,000 shares; no shares issued and outstanding at October 30, 2010, and 1,611 shares issued and outstanding at January 30, 2010, and October 31, 2009, respectively	—	1,611	1,611

STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 112,234,844 shares issued and 100,108,311 outstanding at October 30, 2010; 106,889,150 shares issued and 98,046,279 shares outstanding at January 30, 2010; and 104,107,202 shares issued and 97,423,777 shares outstanding at October 31, 2009	11,223	10,689	10,411
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital (Note 1 and Note 3)	325,400	312,689	305,185
Accumulated deficit (Note 1 and Note 3)	(26,584)	(33,902)	(108,126)
Treasury stock, 12,126,533 shares, 8,842,871 shares, and 6,683,425 shares, at cost, at October 30, 2010, January 30, 2010, and October 31, 2009, respectively	(37,963)	(29,758)	(22,461)
Accumulated other comprehensive income	409	421	539

Total stockholders’ equity	272,485	260,139	185,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$373,804	$347,670	$279,580

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$146,401	$141,546	$415,704	$409,921
Cost of sales	101,890	100,517	287,688	290,541

Gross margin	44,511	41,029	128,016	119,380
Selling, general, and administrative expenses	37,851	35,995	107,652	104,289
Asset impairment	1,595	334	2,726	1,886

Operating income	5,065	4,700	17,638	13,205

Interest income	84	98	243	413
Interest expense (Note 3)	(27)	(261)	(3,019)	(697)

Interest income (expense), net	57	(163)	(2,776)	(284)

Income before provision for income taxes	5,122	4,537	14,862	12,921
Provision for income taxes (Note 1)	2,561	23	7,544	275

Net income	$2,561	$4,514	$7,318	$12,646

Net income per share, basic	$0.03	$0.04	$0.07	$0.13

Net income per share, diluted	$0.03	$0.04	$0.07	$0.12

Weighted-average shares outstanding, basic	99,927,566	95,685,372	99,146,895	95,556,814

Weighted-average shares outstanding, diluted	99,950,790	96,405,850	99,446,077	96,134,860

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 30, 2010	106,889,150	$10,689	—	$—	$312,689	$(33,902)	$(29,758)		$421	$260,139
Net income	—	—	—	—	—	7,318	—	$7,318	—	7,318
Stock issued pursuant to long-term incentive plans	472,700	47	—	—	(47)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	1,426	—	—	—	—	1,426
Amortization of stock payment in lieu of rent	—	—	—	—	73	—	—	—	—	73
Exercise of stock options	64,168	6	—	—	200	—	—	—	—	206
Exercise of common stock warrants	1,160,715	116	—	—	4,155	—	—	—	—	4,271
Conversions of secured convertible notes into common stock (Note 3)	3,111,111	311	—	—	5,347	—	—	—	—	5,658
Conversions of convertible preferred stock into common stock (Note 3)	537,000	54	—	—	1,557	—	—	—	—	1,611
Repurchase of common stock	—	—	—	—	—	—	(8,205)	—	—	(8,205)
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(12)	(12)	(12)

Comprehensive income								$7,306

Balance at October 30, 2010	112,234,844	$11,223	—	$—	$325,400	$(26,584)	$(37,963)		$409	$272,485

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 31, 2009	103,319,360	$10,332	—	$—	$303,551	$(120,772)	$(22,461)		$558	$171,208
Net income	—	—	—	—	—	12,646	—	$12,646	—	12,646
Stock issued pursuant to long-term incentive plans	600,936	61	—	—	(61)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	1,148	—	—	—	—	1,148
Amortization of stock payment in lieu of rent	—	—	—	—	73	—	—	—	—	73
Exercise of stock options	3,334	—	—	—	8	—	—	—	—	8
Exercise of common stock warrants	183,572	18	—	—	466	—	—	—	—	484
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(19)	(19)	(19)

Comprehensive income								$12,627

Balance at October 31, 2009	104,107,202	$10,411	—	$—	$305,185	$(108,126)	$(22,461)		$539	$185,548

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	39 Weeks Ended
	October 30, 2010	October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,318	$12,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,315	11,166
Amortization of premium on investments	67	—
Amortization/acceleration of discount on secured convertible notes	2,083	451
Amortization of deferred financing costs	153	74
Amortization of stock payment in lieu of rent	73	73
Adjustment of derivatives to fair value	(20)	(40)
Interest added to principal of secured convertible notes	35	152
Conversion inducement fee (Note 3)	700	—
Loss on disposal of equipment and leasehold improvements	565	172
Asset impairment	2,726	1,886
Deferred income taxes	7,262	—
Stock-based compensation (Note 2)	1,426	1,148
Changes in operating assets and liabilities:
Other receivables	(1,734)	1,395
Merchandise inventories	(11,528)	(14,232)
Prepaid expenses and other current assets	(1,409)	(487)
Other non-current assets	3	(849)
Accounts payable and accrued liabilities	9,702	7,182
Income taxes payable	(47)	(28)
Deferred rent	2,391	(1,420)
Other long-term liabilities	(100)	(100)

Net cash provided by operating activities	31,981	19,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(22,366)	(17,584)
Investment in marketable securities	(51,263)	—

Net cash used in investing activities	(73,629)	(17,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	206	8
Conversion inducement fee (Note 3)	(700)	—
Proceeds from exercise of common stock warrants	4,271	484
Repurchase of common stock	(8,205)	—

Net cash (used in) provided by financing activities	(4,428)	492

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(46,076)	2,097
CASH AND CASH EQUIVALENTS, beginning of period	161,693	142,064

CASH AND CASH EQUIVALENTS, end of period	$115,617	$144,161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$52	$49
Income taxes	$597	$378
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of secured convertible notes into 3,111,111 shares of Class A common stock	$5,658	$—
Conversion of convertible preferred stock into 537,000 shares of Class A common stock	$1,611	$—
Purchase of equipment and leasehold improvements unpaid at end of period	$9,628	$5,299
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$(12)	$(19)

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 39 weeks ended October 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”) for the fiscal year ended January 30, 2010.

Significant Accounting Policies

Short-term and Long-term Investments

The Company’s short-term investments consist of interest-bearing corporate bonds that are guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program (“TLGP”), have maturities that are less than one year and are carried at amortized cost plus accrued income. The Company’s long-term investments also consist of interest-bearing corporate bonds that are guaranteed by the U.S. Government under the TLGP, have maturities that are greater than one year and are carried at amortized cost plus accrued income. Short-term and long-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. Short-term and long-term investments on the condensed consolidated balance sheets were $25.4 million and $25.9 million, respectively, at October 30, 2010. Any unrealized gains or unrealized losses on held to maturity investments are considered temporary and are not recorded unless an other than temporary impairment has occurred. Factors considered that could result in the necessity to impair include intention to sell, more likely than not being required to sell the security before recovery of the security’s amortized cost basis and whether the Company expects to recover the entire amortized cost basis of the security. The Company has considered all impairment factors and has determined that an other than temporary impairment has not occurred as of October 30, 2010.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, based on discounted cash flows using the Company’s weighted average cost of capital. The Company has considered all relevant valuation techniques that could be obtained without undue cost and effort and has determined that the discounted cash flow approach continues to provide the most relevant and reliable means by which to determine fair value in this circumstance.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and New Accounting Pronouncements Not Yet Adopted (Continued)

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 and 39 weeks ended October 30, 2010, and October 31, 2009, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, the Company recorded non-cash charges of $1.6 million, $2.7 million, $0.3 million and $1.9 million during the 13 and 39 weeks ended October 30, 2010, and October 31, 2009, respectively, within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

Income Taxes

During the third quarter of fiscal 2010, the Company determined it previously had interpreted federal tax rules incorrectly pertaining to expiration of charitable contribution carry forwards available to offset future taxable income. The Company also identified certain other minor errors in its deferred income taxes. As a result, the Company had overstated its net deferred tax assets, benefit for income taxes and net income by approximately $6.6 million as of and for the fiscal year ended January 30, 2010 or fiscal 2009. The overstatement had no net impact on the statement of cash flows or total cash flows from operating activities for fiscal 2009. The Company does not believe this amount is material to the fiscal 2009 financial statements. However, the Company has corrected deferred tax assets and stockholders’ equity on its accompanying consolidated balance sheets as of January 30, 2010, from amounts previously reported to correct this overstatement. Presentation of the Company’s statement of operations, statement of cash flows and statement of stockholders’ equity and comprehensive income for fiscal 2009, to be reported in the Company’s Form 10-K for the fiscal year ending January 29, 2011, will reflect the $6.6 million correction to reduce the benefit for income taxes, and net income and to decrease the deferred tax asset and accumulated deficit balances, and the first and second quarterly filings on Form 10-Q in fiscal 2011 will reflect the corrections related to the first two quarters of fiscal 2010.

A summary of the effects of this income tax correction, along with the interest corrections discussed in Note 3, is as follows:

	January 30, 2010		October 31, 2009
	As previously reported	As corrected	As previously reported	As corrected
Deferred tax assets- long term	$51,713	$45,153	*	*
Total other assets	54,297	47,737	*	*
Total assets	354,230	347,670	*	*
Paid-in capital	309,745	312,689	302,241	305,185
Accumulated deficit	(24,398)	(33,902)	(105,182)	(108,126)
Total stockholders’ equity	266,699	260,139	*	*
Total liabilities and stockholders’ equity	354,230	347,670	*	*

*	no effect

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and New Accounting Pronouncements Not Yet Adopted (Continued)

During the third quarter of fiscal 2010, the Company implemented a change in tax method, upon filing its 2009 federal income tax return, which resulted in the reduction of deferred tax assets related to its charitable contribution carry forwards of $0.5 million. This decrease was recorded as a deferred income tax charge and increased the Company’s effective income tax rate for the quarter.

The Company’s effective income tax rate for the 39 weeks ended October 30, 2010, was approximately 51%. This rate was increased due to $2.8 million in interest charges incurred in the first fiscal quarter upon the conversion of the Company’s remaining Secured Convertible Notes (the “Notes”) and Series C Convertible Preferred Stock (the “Preferred Stock”), which are not tax-deductible, and the $0.5 million non-cash deferred income tax charge previously discussed. The impacts of these charges were increases in the effective income tax rates in the first fiscal quarter, third fiscal quarter and the 39 weeks ended October 30, 2010, of approximately 16%, 10% and 11%, respectively.

Due to its expected utilization of federal and state net operating loss (“NOL”) carry forwards during fiscal 2010, the Company anticipates cash income taxes for the fiscal year will be approximately 2% of pre-tax income, representing the portion of federal and state alternative minimum taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred incomes taxes.

The Company’s current expectations regarding the NOL carry forwards it may use annually are based on calculations made by management. Through these calculations, management determined that, in April 2005 and December 2006, the Company incurred “ownership changes,” as defined in Section 382 of the Internal Revenue Code, that require re-calculation of NOL annual utilization limits. Such ownership changes can result merely from an accumulation of normal market trading activity in the Company’s common stock over time. The NOL annual utilization limits determined upon an ownership change depend on, among other things, the Company’s market capitalization and long-term federal interest rates on the ownership change date. If the Company were to determine it had incurred another ownership change at some time after December 2006, the Company would be required to re-calculate its annual federal NOL utilization limit, which could result in a decrease to NOL carry forwards available to offset taxable income and an increase in cash income tax payments in fiscal 2010 and/or thereafter.

New Accounting Pronouncements Not Yet Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 31, 2010, the Company adopted the new and updated disclosure guidance, aside from that deferred to periods after December 15, 2010, and this did not significantly impact the Company’s condensed consolidated financial statements. The Company does not believe adoption of the remaining guidance on disclosures will have any effect on its condensed consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company has a 2005 Stock Incentive Plan (the “2005 Plan”) under which shares were available for grant at October 30, 2010. The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and its 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of October 30, 2010; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The 2005 Plan permits the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors, and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity under the 2005 Plan to 17,500,000 shares of the Company’s Class A common stock. An aggregate of 23,080,745 shares of the Company’s Class A common stock have been issued or may be issued pursuant to the Plans. As of October 30, 2010, 6,652,799 shares were available for future grants.

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

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	59.00%	56.00%	59.00%	56.00%
Risk-Free Interest Rate	0.90%	1.65%	0.95%	1.63%
Expected Life of Options (in Years)	3.3	3.3	3.3	3.3

The Company recorded compensation expense of $0.1 million, $0.2 million, $0.2 million, and a compensation benefit of less than $0.1 million, in each case less than $0.01 per basic and diluted share, related to stock options outstanding during the 13 and 39 weeks ended October 30, 2010, and October 31, 2009, respectively. Refer to “Change in Estimated Forfeiture Rate” later within this Note 2 for additional information.

At October 30, 2010, there was $0.9 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 2.2 years, representing the remaining vesting periods of such options through fiscal 2013.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The following table summarizes the Company’s stock option activities with respect to its Plans for the 39 weeks ended October 30, 2010, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 30, 2010	2,234,752	$6.77
Granted	423,000	$3.23
Exercised	(64,168)	$3.21
Canceled	(478,477)	$4.81

Outstanding at October 30, 2010	2,115,107	$6.26	2.82	$333
Vested and expected to vest in the future at October 30, 2010	1,964,575	$6.48	2.70	$289
Exercisable at October 30, 2010	1,354,131	$7.92	2.07	$109

Options vested and expected to vest in the future is comprised of all options outstanding at October 30, 2010, net of estimated forfeitures. Additional information regarding stock options outstanding as of October 30, 2010, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of October 30, 2010	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of October 30, 2010	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 2.93	162,500	2.62	$2.62	99,169	$2.58
2.96 - 4.83	972,167	4.21	3.49	287,521	3.87
4.86 - 8.00	478,940	1.71	6.40	465,941	6.44
8.08 - 12.28	383,500	1.25	10.62	383,500	10.62
15.02 - 23.02	118,000	1.31	19.32	118,000	19.32

$ 1.81 - $23.02	2,115,107	2.82	$6.26	1,354,131	$7.92

The weighted-average grant-date fair value of options granted during the 13 and 39 weeks ended October 30, 2010, and October 31, 2009, was $1.25, $1.30, $1.35 and $1.35, respectively. The total intrinsic value for options exercised during the 13 and 39 weeks ended October 30, 2010, and October 31, 2009, was in each case less than $0.1 million.

Cash received from option exercises under all Plans for the 39 weeks ended October 30, 2010, and October 31, 2009, was $0.2 million and less than $0.1 million, respectively. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.

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

During the 39 weeks ended October 30, 2010, and October 31, 2009, the Company granted 472,700 and 263,436 shares, respectively, of restricted common stock to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during the 39 weeks ended October 30, 2010, and October 31, 2009, was $3.22 and $2.71 per share, respectively. The Company recorded approximately $0.4 million, $1.1 million, $0.4 million and $0.9 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 and 39 weeks ended October 30, 2010, and October 31, 2009, respectively.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

During the 39 weeks ended October 30, 2010, and October 31, 2009, the Company granted no performance shares under the 2005 Plan. The Company recorded compensation expense of $0.2 million, $0.1 million, $0.1 million and $0.3 million during the 13 and 39 weeks ended October 30, 2010, and October 31, 2009, respectively, related to performance shares previously granted to officers.

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 39 weeks ended October 30, 2010:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 30, 2010	1,596,318	$2.37
Granted	472,700	$3.22
Vested	(450,706)	$3.00
Forfeited	(1,037,200)	$1.94

Nonvested at October 30, 2010	581,112	$3.34

The fair value of restricted common stock and performance shares that vested during the 39 weeks ended October 30, 2010, was $1.6 million.

At October 30, 2010, there was $0.9 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $0.9 million relates to restricted common stock and less than $0.1 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 2.3 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Cost of sales	$67	$(51)	$(63)	$(230)
Selling, general, and administrative expenses	740	728	1,489	1,378

Stock-based compensation	$807	$677	$1,426	$1,148

Change in Estimated Forfeiture Rate

In the first quarter of fiscal 2009, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense, from a 10% forfeiture rate to a 15% forfeiture rate. During this same period, the Company also realized benefits from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive and other employee departures from the Company. The impact of these events was a benefit during the 39 weeks ended October 31, 2009, of approximately $0.9 million, of which $0.4 million was included in cost of sales and $0.5 million was included in selling, general, and administrative expenses in the condensed consolidated statements of operations. During the 39 weeks ended October 30, 2010, the estimated annual forfeiture rate has remained at 15%.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

(Unaudited)

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants

The Company maintains a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in May 2011, and the Company is currently negotiating a renewal of the Facility. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, repurchase its Class A common stock, close stores, and dispose of assets, subject to certain exceptions, without the lender’s consent. The ability of the Company and its subsidiaries to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on the revolving line of credit under the Facility is the prime rate or, if the Company elects, the London InterBank Offered Rate (LIBOR) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average excess availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of October 30, 2010. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

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

At October 30, 2010, the amount outstanding under the Facility consisted of $6.0 million in open documentary letters of credit related to merchandise purchases and $1.7 million in outstanding standby letters of credit, and the Company had $27.3 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At October 30, 2010, the Company was in compliance with all covenant requirements related to the Facility.

During the 39 weeks ended October 30, 2010, investors in the Notes converted $4.7 million of the Notes into 3,111,111 shares of the Company’s Class A common stock. As a result of these conversions, the Company recorded non-cash interest charges of $2.1 million during the 39 weeks ended October 30, 2010, to write-off a ratable portion of unamortized debt discount and deferred financing costs associated with the Notes. Additionally, a ratable portion of accrued interest of $1.0 million was forfeited by the holder when the Notes were converted and it was written off to paid-in capital. Finally, the Company provided the holder with a $0.7 million conversion inducement, which was recorded as an interest charge during the 39 weeks ended October 30, 2010. The Company also repurchased an insignificant remaining Note balance from another holder. As a result of these transactions, there are no longer any Notes outstanding as of October 30, 2010, and there was a satisfaction and discharge of our obligations under the Indenture governing the Notes. No Notes were converted during the 39 weeks ended October 31, 2009.

Prior to the first quarter of fiscal 2010, the Company recognized the ratable portion of accrued interest forfeited by Note holders upon conversions as a reduction of interest expense. The Company has determined that the correct treatment of accrued interest forfeited is a credit to paid-in capital rather than a reduction of interest expense. In the condensed consolidated balance sheets as of January 30, 2010, and October 31, 2009, the Company has retrospectively reclassified $2.9 million from accumulated deficit to paid-in capital to reflect the correct treatment of accrued interest forfeited in periods prior to fiscal 2010. This reclassification has no effect on the previously reported total stockholders’ equity or cash flows and is not material to all periods presented.

During the 39 weeks ended October 30, 2010, and October 31, 2009, certain investors exercised portions of outstanding common stock warrants, resulting in the issuance of 1,160,715 and 183,572 shares, respectively, of the Company’s Class A common stock in exchange for $4.3 million and $0.5 million, respectively, of proceeds to the Company.

During the 39 weeks ended October 30, 2010, investors in the Company’s Preferred Stock converted $1.6 million of Preferred Stock into 537,000 shares of the Company’s Class A common stock. As a result of this transaction, there is no longer any Preferred Stock outstanding as of October 30, 2010. No Preferred Stock was converted during the 39 weeks ended October 31, 2009.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount at October 30, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$115,617	$22,435	$93,182	$—
Short-term investments	25,350	25,347	—	—
Long-term investments	25,919	25,904	—	—
Long-term tenant allowance receivables	780	—	—	780

	Carrying Amount at January 30, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$161,693	$17,306	$144,387	$—
Long-term tenant allowance receivables	728	—	—	728
Financial liabilities:
Embedded derivative instrument	20	—	20	—
Notes	3,540	10,422	—	—
Preferred Stock	1,611	1,799	—	—

	Carrying Amount at October 31, 2009	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$144,161	$141,161	$—	$—
Financial liabilities:
Embedded derivative instrument	20	—	20	—
Notes	3,310	9,924	—	—
Preferred Stock	1,611	1,713	—	—

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

(Unaudited)

NOTE 4 – Fair Value Measurements (Continued)

Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. Money market funds are valued through the use of quoted market prices, or $1, which is generally the net asset value of these funds. Short-term and long-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s short-term and long-term investments is determined based on quoted market prices in active markets. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the long-term tenant allowance receivables was determined by discounting them to present value, and they are included in other assets within the condensed consolidated balance sheet. The Company determined the fair value of its embedded derivative instrument using a combination of the Black-Scholes model and Monte-Carlo simulation. The estimated fair values for the Notes and Preferred Stock were determined to be the market value of the Company’s Class A common stock as of January 30, 2010, and October 31, 2009, multiplied by the number of shares of common stock into which such securities could be converted. There are no longer any embedded derivatives, Notes or Preferred Stock outstanding as of October 30, 2010, as a result of the conversions discussed in Note 3.

The table below segregates all non-financial assets and liabilities as of October 30, 2010, January 30, 2010, and October 31, 2009, that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Carrying Amount at October 30, 2010	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$91,824	$—	$—	$91,824	$(2,726)

Total assets	$91,824	$—	$—	$91,824	$(2,726)

	Carrying Amount at January 30, 2010	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$78,063	$—	$—	$78,063	$(2,341)

Total assets	$78,063	$—	$—	$78,063	$(2,341)

	Carrying Amount at October 31, 2009	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$81,594	$—	$—	$81,594	$(1,886)

Total assets	$81,594	$—	$—	$81,594	$(1,886)

The Company performs impairment tests whenever there are indicators of impairment. Refer to Note 1 for further information.

Long-lived assets held and used with a carrying value of $91.8 million and $81.6 million, respectively, represent their fair values after the impairment charges of $1.6 million, $2.7 million, $0.3 million and $1.9 million, respectively, during the 13 and 39 weeks ended October 30, 2010, and October 31, 2009.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

(Unaudited)

NOTE 5 – Net Income Per Share (Continued)

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

The Notes and Preferred Stock were convertible into shares of Class A common stock. Both of these securities included rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, the Notes and Preferred Stock were considered to be participating securities requiring the use of the two-class method for the computation of earnings per share. For the dilutive computation, under the two-class method, determination of whether the Notes and Preferred Stock were dilutive was based on the application of the “if-converted” method. Although the Notes and Preferred Stock were fully converted and represented Class A common shares outstanding as of October 30, 2010, they were included in the computation of diluted earnings for the 39 weeks ended October 30, 2010, with respect to the period they were outstanding prior to conversion. For the 39 weeks ended October 30, 2010, and the 13 and 39 weeks ended October 31, 2009, the effect of the Notes and Preferred Stock was not dilutive to the computation of diluted earnings per share.

While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the 13 and 39 weeks ended October 30, 2010, and October 31, 2009, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

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

	13 Weeks Ended
	October 30, 2010			October 31, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$2,561			$4,514
Less: Undistributed earnings allocable to participating securities	(40)			(243)

Basic earnings per share	$2,521	99,927,566	$0.03	$4,271	95,685,372	$0.04

Diluted earnings per share:
Net income	$2,561			$4,514
Less: Undistributed earnings allocable to participating securities	(40)			(242)
Effect of dilutive securities		23,224			720,478

Diluted earnings per share	$2,521	99,950,790	$0.03	$4,272	96,405,850	$0.04

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

(Unaudited)

NOTE 5 – Net Income Per Share (Continued)

	39 Weeks Ended
	October 30, 2010			October 31, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$7,318			$12,646
Less: Undistributed earnings allocable to participating securities	(170)			(686)

Basic earnings per share	$7,148	99,146,895	$0.07	$11,960	95,556,814	$0.13

Diluted earnings per share:
Net income	$7,318			$12,646
Less: Undistributed earnings allocable to participating securities	(169)			(682)
Effect of dilutive securities		299,182			578,046

Diluted earnings per share	$7,149	99,446,077	$0.07	$11,964	96,134,860	$0.12

The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would not have been dilutive.

	13 Weeks		39 Weeks
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Stock options outstanding	1,970,107	2,009,813	1,900,023	2,004,600
Performance shares and nonvested restricted stock awards	1,594,590	1,785,238	1,582,784	1,833,914
Stock issuable upon conversion of Notes	—	3,111,113	660,969	3,111,113
Stock issuable upon conversion of Preferred Stock	—	537,000	112,121	537,000
Stock issuable upon exercise of warrants:
June 2004 warrants	—	1,723,705	—	1,723,705
Series E warrants	4,931,401	6,092,116	—	6,092,116

Total	8,496,098	15,258,985	4,255,897	15,302,448

On November 3, 2010, all of the Company’s remaining Series E warrants expired unexercised. As a result, no warrants to acquire the Company’s Class A common stock remain outstanding.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

(Unaudited)

NOTE 6 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On April 28, 2008, a notice of appeal of the judgment was filed. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. As of October 30, 2010, the Company has accrued an amount equal to the settlement amount in accrued liabilities in its condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 22, 2003 through the present. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. Discovery is ongoing and Plaintiffs filed their motion for class certification in July 2010. The Company filed its opposition to the motion for class certification on October 19, 2010. The class certification hearing is scheduled for December 17, 2010. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 30, 2010.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. The Plaintiffs filed an amended complaint, and the Company filed a motion to strike allegations of the third amended complaint on or about February 16, 2010, which was held in abeyance. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. Currently, Plaintiffs’ motion for class certification is due to be filed on April 25, 2011. Discovery is ongoing. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 30, 2010.

On March 18, 2009, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees that were employed and paid by the Company from March 18, 2005 through March 18, 2009. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On October 23, 2009, the Company reached an agreement to pay approximately $0.2 million to settle this matter. The Company paid the settlement amount in August 2010 and the Superior Court dismissed the action with prejudice on September 2, 2010.

On April 24, 2009 the U.S. Equal Employment Opportunity Commission requested information and records relevant to several charges of discrimination by the Company against employees of the Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010 the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. The Company is awaiting the results of the investigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 30, 2010.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of October 30, 2010, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

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

Information for the 13 and 39 weeks ended October 30, 2010, and October 31, 2009, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended October 30, 2010	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$125,475	$20,926	$—	$146,401
Percentage of consolidated net sales	86%	14%	—	100%
Operating income (loss)	$12,509	$117	$(7,561)	$5,065
Depreciation and amortization expense	$3,732	$371	$224	$4,327
Interest income	$—	$—	$84	$84
Interest expense	$—	$—	$27	$27
Income (loss) before provision for income taxes	$12,509	$117	$(7,504)	$5,122

13 Weeks Ended October 31, 2009	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$119,105	$22,441	$—	$141,546
Percentage of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$10,378	$1,444	$(7,122)	$4,700
Depreciation and amortization expense	$3,266	$401	$229	$3,896
Interest income	$—	$—	$98	$98
Interest expense	$—	$—	$261	$261
Income (loss) before provision for income taxes	$10,378	$1,444	$(7,285)	$4,537

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 30, 2010, and October 31, 2009

(Unaudited)

NOTE 7 – Segment Reporting (Continued)

39 Weeks Ended October 30, 2010	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$348,260	$67,444	$—	$415,704
Percentage of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$33,054	$6,029	$(21,445)	$17,638
Depreciation and amortization expense	$10,500	$1,111	$704	$12,315
Interest income	$—	$—	$243	$243
Interest expense	$—	$—	$3,019	$3,019
Income (loss) before provision for income taxes	$33,054	$6,029	$(24,221)	$14,862

39 Weeks Ended October 31, 2009	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$338,987	$70,934	$—	$409,921
Percentage of consolidated net sales	83%	17%	—	100%
Operating income (loss)	$26,315	$7,221	$(20,331)	$13,205
Depreciation and amortization expense	$9,247	$1,233	$686	$11,166
Interest income	$—	$—	$413	$413
Interest expense	$—	$—	$697	$697
Income (loss) before provision for income taxes	$26,315	$7,221	$(20,615)	$12,921

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

Wet Seal operating segment results during the 39 weeks ended October 31, 2009, included $0.8 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates. Wet Seal operating income during the 13 and 39 weeks ended October 30, 2010, and October 31, 2009 includes $1.0 million, $2.1 million, $0.3 million and $1.9 million, respectively, of asset impairment charges.

Arden B operating segment results during the 39 weeks ended October 31, 2009, included $0.4 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates. Arden B operating income during the 13 and 39 weeks ended October 30, 2010, and October 31, 2009 includes $0.6 million, $0.6 million, less than $0.1 million and less than $0.1 million, respectively, of asset impairment charges.

Corporate expenses during the 39 weeks ended October 30, 2010, include non-cash interest expense of $2.1 million as a result of accelerated write-off of remaining unamortized debt discount and deferred financing costs upon conversion of Notes and $0.7 million of interest expense for a conversion inducement associated with conversions of Notes and Preferred Stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto. The following discussion and analysis contains forward-looking statements. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, and/or which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, strategies or prospects, and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. As of October 30, 2010, we operated 522 retail stores in 47 states, Puerto Rico and the District of Columbia. Our products can also be purchased online.

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal division’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for four or more days in a fiscal month, due to remodel, relocation or other reasons, are removed from the comparable store base for that fiscal month as well as for the comparable fiscal month in the following fiscal year. Comparable store sales results are important in achieving operating leverage on expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

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

Business Segments

We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” Although the two operating segments have many similarities in their products, production processes, distribution methods, and regulatory environment, there are differences in most of these areas and distinct differences in their economic characteristics. As a result, we consider these segments to be two distinct reportable segments.

Wet Seal. Wet Seal is a junior apparel brand for teenage girls who seek trend-focused and value-competitive clothing, with a target customer age of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced, fashionable and basic apparel and accessories. Wet Seal stores average approximately 4,000 square feet in size. As of October 30, 2010, we operated 444 Wet Seal stores.

Arden B. Arden B is a fashion brand at value price points for the feminine contemporary woman. Arden B targets customers aged 25 to 35 years old and seeks to deliver contemporary collections of fashion and basic separates and accessories for various aspects of the customers’ lifestyles. Arden B stores average approximately 3,000 square feet in size. As of October 30, 2010, we operated 78 Arden B stores.

We maintain a Web-based store located at www.wetseal.com offering Wet Seal merchandise, comparable to that carried in our stores, to customers over the internet. We also maintain a Web-based store located at www.ardenb.com offering Arden B merchandise, comparable to that carried in our stores, to customers over the internet. Our online stores are designed to serve as an extension of the in-store experience and offer a wide selection of merchandise, which helps expand in-store sales. Internet operations for both Wet Seal and Arden B are included in their respective operating segments. For the past three years and continuing in this year, we have experienced rapid growth in both visitor traffic and our online sales, and we will continue to develop our Wet Seal and Arden B websites to increase their effectiveness in marketing our brands.

See Note 7 of the notes to condensed consolidated financial statements for financial information regarding segment reporting, which information is incorporated herein by reference.

Current Trends and Outlook

We continue to operate in a challenging retail environment driven by several factors, including disruptions in the U.S. housing and financial markets and high unemployment rates across all regions of the U.S. Beginning in the fourth calendar quarter of 2008 and continuing through the second calendar quarter of 2009, U.S. gross domestic product decreased on a year-over-year basis. Although U.S. gross domestic product has shown improvement since the third calendar quarter of 2009, the increases have been modest, unemployment rates remain high in the teen segment and throughout the U.S. overall, and we continue to experience a volatile, and generally weak, retail environment. In addition, we have recently experienced cost pressures as a result of rising commodity prices, primarily for cotton, and increased labor costs, due to labor shortages, in China, from which a majority of our merchandise is sourced. The rising value of the currency in China relative to the U.S. dollar may also have a further impact on future product costs. Our operating performance is susceptible to these general economic conditions, which have impacted consumer confidence and discretionary consumer spending in the U.S., and the changes occurring in China that are impacting product costs. Although our operating performance improved versus the prior year periods for the 13 and 39 weeks ended October 30, 2010, and our initial mark-ups have held up well to date, these uncertain and volatile conditions and rising product costs could adversely affect our ability to sustain or further improve our operating performance.

Our comparable store sales decreased 0.1% for the 13 weeks ended October 30, 2010, driven by a 2.9% comparable store sales decrease in our Arden B division, partially offset by a 0.4% comparable store sales increase in our Wet Seal division. The Wet Seal division comparable store sales increase was primarily driven by an increase in average dollar sale per transaction, which was mainly due to an increase in average unit selling price, partially offset by a decrease in transaction volume. Directionally, the shifts in transaction volume and average unit selling price metrics were in line with our expectations and resulted from our planned merchandise content shift at Wet Seal towards apparel and away from lower-priced accessories relative to the prior year quarter. The Arden B division comparable store sales decrease was primarily driven by declines in units purchased per customer and transaction volume, partially offset by an increase in its average unit selling price. Lastly, we increased investment in our e-commerce inventories, marketing and team infrastructure in the third quarter and generated online sales growth of 24.4% over the prior year quarter.

We made progress on several key initiatives during the third quarter. We continued to achieve merchandise margin improvement versus the prior year quarter in the Wet Seal division due to the increase in merchandise mix in apparel, especially tops, and the reduction of categories that had been underperforming. However, we experienced negative comparable store sales results in our denim business during the third quarter, which we believe was caused mainly by a highly promotional competitive environment in this category, which we expect to continue through the fourth quarter. Arden B experienced higher than originally planned promotional and overall markdown levels during the third quarter, resulting in a decline in merchandise margin performance. During the quarter, we focused on increasing inventory position within our dress business at the Arden B division and, as a result, experienced stronger dress sales later in the quarter. We believe Arden B remains a key dress destination for our customers, and we expect to be well positioned in this category during the fourth quarter.

We believe the progress we have made on our key initiatives and our compelling promotional offers during the weekend after Thanksgiving led to our comparable store sales increase of 7.0% for the four weeks ended November 27, 2010, driven by an 8.3% comparable store sales increase in our Wet Seal division, partially offset by a 0.3% comparable store sales decrease in our Arden B division. Our consolidated internet business sales increased 45.5% for the four weeks ended November 27, 2010.

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

Store Openings and Closures

We continued to execute our Wet Seal store growth strategy by opening 12 new Wet Seal stores in the third fiscal quarter of 2010, for a total of 24 openings during the 39 weeks ended October 30, 2010, and are on track to open a net of 27 Wet Seal stores for the fiscal year. We currently plan to open 60 Wet Seal stores in fiscal 2011, with a focus on off-mall power centers in select markets throughout the country and on malls in which we previously had highly productive Wet Seal stores.

We opened three new Arden B stores in the third fiscal quarter of 2010 and for the 39 weeks ended October 30, 2010, and expect to open nine Arden B stores in fiscal 2010, for a net growth of four stores for the year. We also currently intend to continue growing the Arden B store base moderately in fiscal 2011, but have yet to establish a specific growth plan.

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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, short-term and long-term investments, merchandise inventories, long-lived assets, stock-based compensation, accounting for income taxes and insurance reserves. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The following updates the Form 10-K discussions of our critical accounting policies for short-term and long-term investments, long lived assets and accounting for income taxes.

Short-term and Long-term Investments

Our short-term investments consist of interest-bearing corporate bonds that are guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program (“TLGP”), have maturities that are less than one year and are carried at amortized cost plus accrued income. Our long-term investments also consist of interest-bearing, corporate bonds that are guaranteed by the U.S. Government under the TLGP, have maturities that are greater than one year and are carried at amortized cost plus accrued income. Short-term and long-term investments are carried at amortized cost due to our intent to hold to maturity. Short-term and long-term investments on the condensed consolidated balance sheets were $25.4 million and $25.9 million, respectively, at October 30, 2010. Any unrealized gains or unrealized losses on held to maturity investments are considered temporary and are not recorded unless an other than temporary impairment has occurred. Factors considered that could result in the necessity to impair include intention to sell, more likely than not being required to sell the security before recovery of the security’s amortized cost basis and whether we expect to recover the entire amortized cost basis of the security. We have considered all impairment factors and have determined that an other than temporary impairment has not occurred as of October 30, 2010.

Long-Lived Assets

We evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, based on discounted cash flows using our weighted average cost of capital. We have considered all relevant valuation techniques that could be obtained without undue cost and effort and have determined that the discounted cash flow approach continues to provide the most relevant and reliable means by which to determine fair value in this circumstance.

At least quarterly, we assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Our evaluations during the 13 and 39 weeks ended October 30, 2010, and October 31, 2009, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $1.6 million, $2.7 million, $0.3 million and $1.9 million during the 13 and 39 weeks ended October 30, 2010, and October 31, 2009, respectively, within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

Accounting for Income Taxes

During our third quarter of fiscal 2010, we determined we previously had interpreted federal tax rules incorrectly pertaining to expiration of charitable contribution carry forwards available to offset future taxable income. We also identified certain other minor errors in our deferred income taxes. As a result, we had overstated our net deferred tax assets, benefit for income taxes and net income by approximately $6.6 million as of the end of fiscal 2009. The overstatement had no net impact on the statement of cash flows or total cash flows from operating activities for fiscal 2009. We do not believe this amount is material to the fiscal 2009 financial statements. However, we have corrected deferred tax assets and stockholders’ equity on our consolidated balance sheet as of January 30, 2010, from amounts previously reported, to correct this overstatement. Presentation of our statement of operations, statement of cash flows and statement of stockholders’ equity and comprehensive income for fiscal 2009, to be reported in the Company’s Form 10-K for the period ended January 29, 2011, will reflect the $6.6 million correction to reduce the benefit for income taxes and net income and to decrease the deferred tax asset and accumulated deficit balances, and the first and second quarterly filings on Form 10-Q in fiscal 2011 will reflect the corrections related to the first two quarters of fiscal 2010.

During the third quarter of fiscal 2010, we implemented a change in tax method, upon filing our 2009 federal income tax return, which resulted in the reduction of deferred tax assets related to our charitable contribution carry forwards of $0.5 million. This decrease was recorded as a deferred income tax charge and increased our effective income tax rate for the quarter.

Our effective income tax rate for the 39 weeks ended October 30, 2010, was approximately 51%. This rate was increased due to $2.8 million in interest charges incurred in the first fiscal quarter upon the conversion of our remaining Secured Convertible Notes (the “Notes”) and Series C Convertible Preferred Stock (the “Preferred Stock”), which are not tax-deductible, and the $0.5 million non-cash deferred income tax charge previously discussed. The impacts of these charges were increases in the effective income tax rates in the first fiscal quarter, third fiscal quarter and the 39 weeks ended October 30, 2010, of approximately 16%, 10% and 11%, respectively.

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

New Accounting Pronouncements Not Yet Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 31, 2010, we adopted the new and updated guidance for disclosures, aside from that deferred to periods after December 15, 2010, and this did not significantly impact our condensed consolidated financial statements. We do not believe adoption of the remaining disclosure guidance will have any effect on our condensed consolidated financial statements.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.6	71.0	69.2	70.9

Gross margin	30.4	29.0	30.8	29.1
Selling, general, and administrative expenses	25.8	25.5	25.9	25.4
Asset impairment	1.1	0.2	0.7	0.5

Operating income	3.5	3.3	4.2	3.2
Interest income (expense), net	0.0	(0.1)	(0.6)	(0.0)

Income before provision for income taxes	3.5	3.2	3.6	3.2
Provision for income taxes	1.8	0.0	1.8	0.1

Net income	1.7%	3.2%	1.8%	3.1%

Thirteen Weeks Ended October 30, 2010, Compared to Thirteen Weeks Ended October 31, 2009

Net sales

13 Weeks Ended October 30, 2010	Change From Prior Fiscal Period	13 Weeks Ended October 31, 2009
($ in millions)
Net sales	$146.4	$4.9	3.4%	$141.5
Comparable store sales decrease	(0.1)%

Net sales for the 13 weeks ended October 30, 2010, increased primarily as a result of the following:

•	An increase of $2.1 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales; and

•	An increase in number of stores open, from 500 stores as of October 31, 2009, to 522 stores as of October 30, 2010.

However, these factors were partially offset by:

•

A decrease of 0.1% in comparable store sales resulting from a 4.3% decrease in comparable store average transaction counts, partially offset by a 4.0% increase in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction increased mainly due to a 7.9% increase in our average unit retail prices, partially offset by a 3.0% decrease in the number of units purchased per customer, primarily as a result of a merchandise content shift at Wet Seal towards apparel and away from lower-priced accessories, as compared to the prior year; and

•

The prior year including an increase of $1.2 million in net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding for more than two years from their respective issuance dates.

Cost of sales

13 Weeks Ended October 30, 2010	Change From Prior Fiscal Period	13 Weeks Ended October 31, 2009
($ in millions)
Cost of sales	$101.9	$1.4	1.4%	$100.5
Percentage of net sales	69.6%	(1.4)%	71.0%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other store occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin as a result of higher initial markup rates in both divisions, partially offset by an increase in the markdown rate for both divisions, as compared to the prior year. Cost of sales in absolute dollar amounts was negatively impacted by an increase in occupancy cost as a result of an increase in number of stores open, from 500 stores as of October 31, 2009, to 522 stores as of October 30, 2010. Cost of sales was also affected by an increase in distribution labor costs from an increase in units shipped and an increase in apparel as a percentage of the merchandise mix, which requires more distribution handling cost than accessories.

Selling, general, and administrative expenses (SG&A)

13 Weeks Ended October 30, 2010	Change From Prior Fiscal Period	13 Weeks Ended October 31, 2009
($ in millions)
Selling, general, and administrative expenses	$37.9	$1.9	5.2%	$36.0
Percentage of net sales	25.8%	0.3%	25.5%

Our selling, general and administrative expenses (“SG&A”) are comprised of two components. Selling expenses include store and field support costs, including personnel, advertising and merchandise delivery costs, as well as internet processing costs. General and administrative expenses include the cost of corporate functions such as executives, legal, finance and accounting, information systems, human resources, real estate and construction, loss prevention and other centralized services.

Selling expenses increased $1.2 million from the prior year to $30.0 million. As a percentage of net sales, selling expense was 20.5% of net sales, or 10 basis points higher, as a percentage of net sales, than a year ago.

The following contributed to the current year increase in selling expenses:

•	A $0.6 million increase in payroll and benefits costs as a result of increased sales volume;

•

A $0.4 million increase in advertising and marketing expenditures due to an increase in in-store signage at both divisions, an increase in direct marketing at our Wet Seal division and an increase in our internet advertising, primarily due to our increased presence on Facebook; and

•	A $0.4 million increase in internet order fulfillment costs due to increased internet sales volume.

However, the increases in selling expenses were partially offset by the following decrease:

•	A $0.2 million decrease in bags and boxes usage.

The increase in selling expenses, as a percentage of net sales, was primarily due to an increase in internet order fulfillment costs and an increase in advertising and marketing expenditures, as noted above.

General and administrative expenses increased approximately $0.7 million from the prior year to $7.9 million. As a percentage of net sales, general and administrative expenses were 5.3%, or 20 basis points higher, than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•	A $0.4 million increase in recruiting fees related to a search for a new chief executive officer;

•	A $0.3 million increase in accrued bonuses related to executive retention agreements;

•	A $0.2 million increase in corporate wages due to filled positions; and

•	A $0.1 million net increase in other general and administrative expenses.

However, the increases in general and administrative expenses were partially offset by the following decreases:

•	A $0.2 million decrease in computer maintenance costs; and

•	A $0.1 million decrease in consulting fees.

Asset impairment

	13 Weeks Ended October 30, 2010	Change From Prior Fiscal Period		13 Weeks Ended October 31, 2009
	($ in millions)
Asset impairment	$1.6	$1.3	377.5%	$0.3
Percentage of net sales	1.1%		0.9%	0.2%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended October 30, 2010, and October 31, 2009, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $1.6 million and $0.3 million, respectively.

Interest income (expense), net

	13 Weeks Ended October 30, 2010	Change From Prior Fiscal Period		13 Weeks Ended October 31, 2009
	($ in millions)
Interest income (expense), net	$0.1	$0.3	135.0%	$(0.2)
Percentage of net sales	0.0%		0.1%	(0.1)%

We generated interest income, net, of $0.1 million in the 13 weeks ended October 30, 2010, comprised of:

•	Interest income of $0.1 million primarily from investments in cash and cash equivalents, and short-term and long-term investments.

We incurred a nominal amount of interest expense, net, in the 13 weeks ended October 31, 2009, comprised of:

•

Non-cash interest expense of $0.2 million with respect to the Notes, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we elected to add to principal; partially offset by

•	Interest income of less than $0.1 million from investments in cash and cash equivalents.

Provision for income taxes

	13 Weeks Ended October 30, 2010	Change From Prior Fiscal Period		13 Weeks Ended October 31, 2009
		($ in millions)
Provision for income taxes	$2.6	$2.6	11,034.8%	$0.0

In the third quarter of fiscal 2010, we incurred a 50% effective income tax rate, which is significantly higher than the rate in fiscal 2009 primarily as a result of the reversal of our deferred tax asset valuation allowance at the end of fiscal 2009. In addition, this rate was higher than that expected for future periods due to a $0.5 million non-cash deferred income tax charge in the third fiscal quarter due to a tax method change that resulted in the reduction of deferred tax assets related to charitable contribution carry forwards. Excluding the effect of this charge, the effective income tax rate for the third quarter would have been approximately 40%, which is the rate we currently expect to incur for the remainder of the fiscal year.

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

Wet Seal:

(In thousands, except sales per square foot and store count data)	13 Weeks Ended October 30, 2010	13 Weeks Ended October 31, 2009
Net sales	$125,475	$119,105
Percentage of consolidated net sales	86%	84%
Comparable store sales percentage increase (decrease) compared to the prior year fiscal quarter	0.4%	(7.6)%
Operating income	$12,509	$10,378
Sales per square foot	$68	$68
Number of stores as of quarter end	444	420
Square footage as of quarter end	1,763	1,655

Wet Seal comparable stores sales increased 0.4% during the 13 weeks ended October 30, 2010, compared to a prior year quarter decrease of 7.6%. The increase during the 13 weeks ended October 30, 2010, was due primarily to an increase of 4.8% in average dollar sales per transaction, partially offset by a 4.6% decrease in comparable store average transactions. The increase in comparable store average dollar sales per transaction resulted from an 8.6% increase in our average unit retail prices, partially offset by a 3.3% decrease in units purchased per customer, as a result of a merchandise content shift towards apparel and away from lower-priced accessories. The net sales increase was attributable to the comparable store sales increase, a $1.2 million increase in net sales in our internet business and the increase in the number of stores compared to the prior year.

Wet Seal’s operating income increased to 10.0% of net sales during the 13 weeks ended October 30, 2010, from 8.7% of net sales during the 13 weeks ended October 31, 2009. The increase in operating income, as a percentage of sales, was due primarily to an increase in merchandise margin as a result of higher initial markup rates, a decrease in inventory shrink, and a decrease in occupancy costs due to favorable adjustments received from landlords on prior year common area maintenance costs. Additionally, during the 13 weeks ended October 30, 2010, and the 13 weeks ended October 31, 2009, operating income included asset impairment charges of $1.0 million and $0.3 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Arden B:

(In thousands, except sales per square foot and store count data )	13 Weeks Ended October 30, 2010	13 Weeks Ended October 31, 2009
Net sales	$20,926	$22,441
Percentage of consolidated net sales	14%	16%
Comparable store sales percentage (decrease) increase compared to the prior year fiscal quarter	(2.9)%	1.3%
Operating income	$117	$1,444
Sales per square foot	$77	$82
Number of stores as of quarter end	78	80
Square footage as of quarter end	234	244

Arden B comparable stores sales decreased 2.9% during the 13 weeks ended October 30, 2010, compared to a prior year quarter increase of 1.3%. The decrease during the 13 weeks ended October 30, 2010, was due to a 0.5% decrease in comparable store average transactions and a 2.4% decrease in comparable store average dollar sales per transaction. The decrease in the average dollar sale per transaction resulted from a 3.8% decrease in units purchased per customer, partially offset by a 1.5% increase in our average unit retail prices. The net sales decrease was attributable to the comparable store sales decrease and a decrease in the number of stores compared to the prior year, partially offset by a $0.9 million increase in net sales in our internet business.

Arden B generated operating income of 0.6% of net sales during the 13 weeks ended October 30, 2010, compared to operating income of 6.4% of net sales during the 13 weeks ended October 31, 2009. The decrease in operating results was due primarily to a decrease in merchandise margin as a result of higher markdown rates, an increase in occupancy costs as a percentage of net sales, as the prior year included a rent benefit for early termination of store leases, the deleveraging effect from the decrease in comparable store sales, and an increase in internet order fulfillment costs as a result of increased net sales in our internet business compared to the prior year. Additionally, during the 13 weeks ended October 30, 2010, and the 13 weeks ended October 31, 2009, operating income included asset impairment charges of $0.6 million and less than $0.1 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Thirty-Nine Weeks Ended October 30, 2010, Compared to Thirty-Nine Weeks Ended October 31, 2009

Net sales

39 Weeks Ended October 30, 2010	Change From Prior Fiscal Period	39 Weeks Ended October 31, 2009
($ in millions)
Net sales	$415.7	$5.8	1.4%	$409.9
Comparable store sales decrease	(0.8)%

Net sales for the 39 weeks ended October 30, 2010, increased primarily as a result of the following:

•	An increase of $3.8 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales; and

•	An increase in number of stores open, from 500 stores as of October 31, 2009, to 522 stores as of October 30, 2010.

However, these factors were partially offset by:

•

A decrease of 0.8% in comparable store sales resulting from a 7.1% decrease in comparable store average transactions, partially offset by an 6.8% increase in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction increased mainly due to a 10.0% increase in average unit retail prices, partially offset by a 3.0% decrease in the number of units purchased per customer; and

•

The prior year including an increase of $1.2 million in net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding for more than two years from their respective issuance dates.

Cost of sales

39 Weeks Ended October 30, 2010	Change From Prior Fiscal Period	39 Weeks Ended October 31, 2009
($ in millions)
Cost of sales	$287.7	$(2.8)	(1.0)%	$290.5
Percentage of net sales	69.2%	(1.7)%	70.9%

Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin as a result of higher initial markup rates in both divisions and favorable spring physical inventory shrink results, as compared to the prior year, partially offset by an increase in markdown rates due to the highly promotional retail environment. Cost of sales in absolute dollar amount was negatively impacted by an increase in occupancy cost as a result of an increase in number of stores, from 500 stores as of October 31, 2009, to 522 stores as of October 30, 2010.

Selling, general, and administrative expenses (SG&A)

39 Weeks Ended October 30, 2010	Change From Prior Fiscal Period	39 Weeks Ended October 31, 2009
($ in millions)
Selling, general, and administrative expenses	$107.7	$3.4	3.2%	$104.3
Percentage of net sales	25.9%	0.5%	25.4%

Selling expenses increased approximately $1.5 million from the prior year to $85.5 million. As a percentage of net sales, selling expense was 20.6% of net sales, or 10 basis points higher than a year ago.

The following contributed to the current year increase in selling expenses:

•

A $0.8 million increase in advertising and marketing expenditures due to an increase in in-store signage at both divisions, an increase in direct marketing at our Wet Seal division and an increase in our internet advertising, primarily due to our increased presence on Facebook;

•	A $0.7 million increase in internet order fulfillment costs due to increased internet sales volume;

•	A $0.5 million increase in payroll and benefits costs as a result of increased sales volume; and

•	A $0.1 million net increase in other selling expenses.

However, the increases in selling expenses were partially offset by the following decreases:

•	A $0.4 million decrease in bags and boxes usage; and

•	A $0.2 million decrease in bad debt and bank charges.

General and administrative expenses increased approximately $1.9 million from the prior year, to $22.2 million. As a percentage of net sales, general and administrative expenses were 5.3%, or 40 basis points higher than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•	A $0.5 million increase in corporate wages;

•	A $0.4 million increase in legal fees associated with various litigation matters;

•	A $0.4 million increase in recruiting fees related to our search for a new chief executive officer;

•	A $0.4 million increase in accrued bonuses related to retention agreements;

•	A $0.2 million increase in consulting fees due to timing of services performed and audit fees, compared to the prior year;

•	A $0.1 million increase in stock-based compensation, as a result of higher forfeiture adjustments; and

•	A $0.2 million net increase in other general and administrative costs.

However, the increases in general and administrative expenses were partially offset by the following decreases:

•	A $0.1 million decrease in general office and supplies;

•	A $0.1 million decrease in computer maintenance costs; and

•	A $0.1 million decrease in board of director fees due to fewer board members as compared to the prior year.

Asset impairment

	39 Weeks Ended October 30, 2010	Change From Prior Fiscal Period		39 Weeks Ended October 31, 2009
	($ in millions)
Asset impairment	$2.7	$0.8	44.5%	$1.9
Percentage of net sales	0.7%		0.2%	0.5%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 39 weeks ended October 30, 2010, and October 31, 2009, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $2.7 million and $1.9 million, respectively.

Interest expense, net

	39 Weeks Ended October 30, 2010	Change From Prior Fiscal Period		39 Weeks Ended October 31, 2009
	($ in millions)
Interest expense, net	$(2.8)	$(2.5)	(877.5)%	$(0.3)
Percentage of net sales	(0.6)%		(0.6)%	(0.0)%

We incurred interest expense, net, of $2.8 million in the 39 weeks ended October 30, 2010, comprised of:

•

Interest charges of $2.8 million, consisting of $2.1 million of non-cash charges and a $0.7 million conversion/exercise inducement, related to the conversion of $4.7 million of the Notes into 3,111,111 shares of our common stock and $1.6 million of the Preferred Stock into 537,000 shares of our common stock, and the exercise of Series E warrants into 625,000 shares of our common stock;

•

Non-cash interest expense of $0.1 million on the Notes prior to conversion, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we elected to add to principal;

•	Interest expense of $0.1 million from fees for the unused portion of our credit facility; partially offset by

•	Interest income of $0.2 million from investments in cash and cash equivalents, and short-term and long-term investments.

We incurred interest expense, net, of $0.3 million in the 39 weeks ended October 31, 2009, comprised of:

•

Non-cash interest expense of $0.6 million on the Notes, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we elected to add to principal; partially offset by

•	Interest income of less than $0.3 million from investments in cash and cash equivalents.

Provision for income taxes

	39 Weeks Ended October 30, 2010	Change From Prior Fiscal Period		39 Weeks Ended October 31, 2009
		($ in millions)
Provision for income taxes	$7.5	$7.2	2,643.3%	$0.3

During the 39 weeks ended October 30, 2010, we incurred a 51% effective income tax rate, which is significantly higher than the rate in fiscal 2009 primarily as a result of the reversal of our deferred tax asset valuation allowance at the end of fiscal 2009. In addition, this rate was higher than that expected for future periods due to $2.8 million in interest charges incurred upon the Note conversions in the first fiscal quarter 2010, which are not tax deductible, and a $0.5 million non-cash deferred income tax charge in the third fiscal quarter due to a tax method change that resulted in the reduction of deferred tax assets related to charitable contribution carry forwards. Excluding the effect of these charges, the effective income tax rate for the 39 weeks ended October 30, 2010 would have been approximately 40%, which is the rate we currently expect to incur for the remainder of the fiscal year.

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

Segment Information

The following is a discussion of the operating results of our business segments.

Wet Seal:

(In thousands, except sales per square foot and store count data)	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
Net sales	$348,260	$338,987
Percentage of consolidated net sales	84%	83%
Comparable store sales percentage decrease compared to the prior year period	(0.8)%	(9.2)%
Operating income	$33,054	$26,315
Sales per square foot	$194	$196
Number of stores as of period end	444	420
Square footage as of period end	1,763	1,655

Wet Seal comparable stores sales decreased 0.8% during the 39 weeks ended October 30, 2010, compared to a prior year decrease of 9.2%. The decrease during the 39 weeks ended October 30, 2010, was due primarily to a 7.8% decrease in comparable store average transactions, partially offset by a 7.6% increase in comparable store average dollar sales per transaction. The increase in comparable store average dollar sales per transaction resulted from a 10.9% increase in our average unit retail prices, partially offset by a 2.9% decrease in units purchased per customer, as a result of a merchandise content shift towards apparel and away from lower-priced accessories. The net sales increase was attributable to the increase in the number of stores compared to the prior year and a $2.2 million increase in net sales in our internet business, partially offset by the comparable store sales decline and the prior year including $0.8 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates.

Wet Seal’s operating income increased to 9.5% of net sales during the 39 weeks ended October 30, 2010, from 7.8% during the 39 weeks ended October 31, 2009. The increase in operating income, as a percentage of sales, was due primarily to an increase in merchandise margin as a result of an increase in initial markup rates and favorable spring physical inventory shrink results, and a decrease in buying costs primarily due to our open chief merchandise officer position and a reduction in stock compensation expense. Additionally, during the 39 weeks ended October 30, 2010, and the 39 weeks ended October 31, 2009, operating income included asset impairment charges of $2.1 million and $1.9 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. Operating income for the 39 weeks ended October 31, 2009, included the $0.8 million breakage benefit noted above.

Arden B:

(In thousands, except sales per square foot and store count data )	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
Net sales	$67,444	$70,934
Percentage of consolidated net sales	16%	17%
Comparable store sales percentage decrease compared to the prior year period	(0.8)%	(2.5)%
Operating income	$6,029	$7,221
Sales per square foot	$234	$251
Number of stores as of period end	78	80
Square footage as of period end	249	244

Arden B comparable stores sales decreased 0.8% during the 39 weeks ended October 30, 2010, compared to a prior year decrease of 2.5%. The decrease during the 39 weeks ended October 30, 2010, was due primarily to a 1.8% decrease in comparable store average dollar sales per transaction, partially offset by a 1.0% increase in comparable store average transactions. The decrease in the average dollar sales per transaction resulted from a 4.7% decline in average unit retail prices, partially offset by a 2.8% increase in units purchased per customer. The net sales decrease was primarily attributable to the decrease in the number of stores compared to the prior year, the comparable store sales decrease and the prior year including $0.4 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates, partially offset by a $1.6 million increase in net sales in our internet business.

Arden B generated operating income of 8.9% of net sales during the 39 weeks ended October 30, 2010, compared to operating income of 10.2% of net sales during the 39 weeks ended October 31, 2009. The decrease in operating income was due primarily to a decrease in merchandise margin as a result of higher markdown rates, an increase in buying wages and an increase in stock compensation expense. Additionally, during the 39 weeks ended October 30, 2010, and the 39 weeks ended October 31, 2009, operating income included asset impairment charges of $0.6 million and less than $0.1 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. Also, operating income for the 39 weeks ended October 31, 2009, included the $0.4 million of breakage benefit noted above.

Liquidity and Capital Resources

Net cash provided by operating activities was $32.0 million for the 39 weeks ended October 30, 2010, compared to $19.2 million for the same period last year. For the 39 weeks ended October 30, 2010, cash provided by operating activities was comprised of net income of $7.3 million, net non-cash charges, primarily depreciation and amortization, asset impairment, stock-based compensation, provision for deferred income taxes and non-cash interest expense, of $26.7 million, a $0.7 million add back for a conversion inducement fee, and an increase in merchandise payables over the increase of merchandise inventories of less than $0.1 million, partially offset by a net use of cash from changes in other operating assets and liabilities of $2.8 million. For the 39 weeks ending October 30, 2010, net cash used in investing activities of $73.6 million was comprised of $22.4 million for capital expenditures, primarily for remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations, the construction of new Wet Seal and Arden B stores, and investment in the development of new retail merchandising and point-of-sale operating systems and a merchandise sorting system installed in our distribution center, and $51.2 million for investment of cash from money market funds into short-term and long-term investments. Capital expenditures that remain unpaid as of October 30, 2010, have increased $7.0 million since the end of fiscal 2009. We expect to pay nearly all of the total balance of such amounts payable of $9.6 million during the fourth quarter of fiscal 2010.

We estimate that, in fiscal 2010, capital expenditures will be approximately between $29.0 million and $30.0 million, net of approximately $5.4 million in landlord tenant improvement allowances. Of the total net capital expenditures, approximately $18.0 million to $19.0 million is expected to be for the remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations and the construction of new Wet Seal and Arden B stores.

For the 39 weeks ending October 30, 2010, net cash used by financing activities was $4.4 million, comprised of $8.2 million used to repurchase 2,276,462 shares of our Class A common stock, which utilized all remaining capacity under a $12.5 million repurchase authorization granted by our Board of Directors in November 2009 and a portion of the capacity under a $25 million repurchase authorization granted by our Board of Directors in September 2010, and a $0.7 million conversion inducement fee to a Note holder, partially offset by $4.3 million of proceeds from investor exercises of common stock warrants, which resulted in the issuance of 1,160,715 shares of our Class A common stock, and $0.2 million of proceeds from the exercise of stock options.

In March 2010, a holder of the Notes, Preferred Stock and Series E warrants converted $4.7 million in principal amount of our Notes into 3,111,111 shares of our Class A common stock and 1,611 shares of the Preferred Stock into 537,000 shares of our Class A common stock, and exercised Series E warrants into 625,000 shares of our Class A common stock for an exercise price of $2.3 million. As an inducement for the holder to undertake these conversions and/or exercises of the Notes, Preferred Stock and Series E warrants, we provided the holder with a $0.7 million inducement fee. We also repurchased an insignificant remaining Note balance from another holder. As a result of these transactions, there are no longer any remaining Notes and Preferred Stock outstanding and there was a satisfaction and discharge of our obligations under the Indenture governing the Notes.

On November 3, 2010, all of the Company’s remaining Series E Warrants expired unexercised. As a result, no warrants to acquire the Company’s Class A common stock remain outstanding.

Total cash, cash equivalents and investments at October 30, 2010, was $166.7 million compared to $161.7 million at January 30, 2010.

We maintain a $35.0 million revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in May 2011, and we are currently negotiating a renewal of the Facility. Under the Facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, repurchase our common stock, close stores and dispose of assets, subject to certain exceptions. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of not less than $5.0 million. The interest rate on our line of credit under the Facility is the prime rate or, if we elect, the London InterBank Offered Rate (“LIBOR”) plus a margin ranging from 1.0% to 1.5%. The applicable LIBOR margin is based on the level of average excess availability, as defined under the Facility, at the time of election, as adjusted quarterly. The applicable LIBOR margin was 1.0% as of October 30, 2010. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable LIBOR margin for standby letters of credit and 33.3% of the applicable LIBOR margin for commercial letters of credit.

Borrowings under the Facility are secured by all of our presently owned and hereafter acquired assets of us and our wholly owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility. Our obligations thereunder and the subsidiary borrowers under the Facility are guaranteed by one of our wholly owned subsidiaries, Wet Seal GC, LLC.

At October 30, 2010, the amount outstanding under the Facility consisted of $6.0 million in open documentary letters of credit related to merchandise purchases and $1.7 million in outstanding standby letters of credit. At October 30, 2010, we had $27.3 million available for cash advances and/or for the issuance of additional letters of credit and we were in compliance with all covenant requirements under the Facility.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months. However, the significant deterioration in consumer confidence and spending experienced over the past few years could remain depressed for an extended period. As a result of this continuing economic crisis, we may experience continued declines in consolidated comparable store sales or experience other events that negatively affect our operating results. If our consolidated comparable store sales drop significantly for an extended period, or we falter in the execution of our business strategy, we may not achieve our financial performance goals, which could adversely impact our results of operations and operating cash flow. This could also cause a decrease in or elimination of excess availability under the Facility, which could force us to seek alternatives to address potential cash constraints, including seeking additional debt and/or equity financing.

The financial performance of our business is susceptible to declines in discretionary consumer spending, availability of consumer credit and low consumer confidence in the United States. Volatile fuel prices and increasing commodity costs may also cause a shift in consumer demand away from the retail clothing products that we offer. There are no guarantees that government or other initiatives will limit the duration or severity of the current economic challenges or stabilize factors that affect our sales and profitability. Continuing adverse economic trends could affect us more significantly than companies in other industries.

Seasonality and Inflation

Our business is seasonal in nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending during September, historically accounting for a large percentage of our sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly less than 30% of our annual sales. We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we have recently experienced cost pressures as a result of the rising commodity prices, primarily for cotton, and increased labor costs, due to labor shortages, in China, from which a majority of our merchandise is sourced. In addition, the rising value of the currency in China relative to the U.S. dollar may also have a further impact on future product costs. Although our initial mark ups have held up well to date, we have experienced some deterioration in mark-up rates in fourth quarter 2010 merchandise receipts and are experiencing further cost increases on first quarter 2011 orders. We will continue to diligently monitor our costs as well as the competitive pricing environment in order to mitigate potential margin erosion. However, we cannot be certain that our business will not be affected by inflation in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At October 30, 2010, no borrowings were outstanding under the Facility. As of October 30, 2010, we are not a party to any derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal. Over a longer period, the impact of such changes, especially the exchange rate between the currency in China and the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 30, 2010.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended October 30, 2010, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On April 28, 2008, a notice of appeal of the judgment was filed. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. As of October 30, 2010, we have accrued an amount equal to the settlement amount in accrued liabilities in our condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us from May 22, 2003 through the present. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. Discovery is ongoing and Plaintiffs filed their motion for class certification in July 2010. We filed our opposition to the motion for class certification on October 19, 2010. The class certification hearing is scheduled for December 17, 2010. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 30, 2010.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us from September 29, 2004 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs filed an amended complaint, and we filed a motion to strike allegations of the third amended complaint on or about February 16, 2010, which was held in abeyance. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. Currently, Plaintiffs’ motion for class certification is due to be filed on April 25, 2011. Discovery is ongoing. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 30, 2010.

On March 18, 2009, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees that were employed and paid by us from March 18, 2005 through March 18, 2009. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On October 23, 2009, we reached an agreement to pay approximately $0.2 million to settle this matter. We paid the settlement amount in August 2010 and the Superior Court dismissed the action with prejudice on September 2, 2010.

On April 24, 2009 the U.S. Equal Employment Opportunity Commission requested information and records relevant to several charges of discrimination by our company against employees of our company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010 the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. We are awaiting the results of the investigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 30, 2010.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims, we have insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which we do not have insurance coverage. As of October 30, 2010, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factor represents an addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

We are in the process of identifying a new president and chief executive officer for our Company and the resulting transition and integration of this person may impact our ability to execute our business strategy in the near term and has caused us to delay our search for a new chief merchandise officer for our Wet Seal division.

As previously announced, on October 8, 2010, Mr. Edmond S. Thomas, resigned as a director and his term as president and chief executive officer of our Company concluded upon the expiration of his existing employment agreement on that date.

We have entered into a transition services agreement with Mr. Thomas, pursuant to which Mr. Thomas is currently serving as interim president and chief executive officer for a transition period that will conclude no later than February 8, 2011. However, there can be no assurance that Mr. Thomas will continue to serve in any capacity during the entire transition period. In addition, we have not been able find a suitable replacement for Mr. Thomas to date and do not know if we will be able to do so before the conclusion of his transition period.

If Mr. Thomas ceases to render services prior to the end of his transition period and we are not able to appoint a new president and chief executive officer in a timely manner, our business, financial condition, and results of operations could be materially and adversely affected. In addition, we anticipate that we will experience a transition period before our new president and chief executive officer is fully integrated into his or her new roles. We cannot provide any assurance that there will not be any disruption that adversely impacts our customer relationships, employee morale and/or our business during such period.

As previously disclosed, we have a search underway to identify a chief merchandise officer for our Wet Seal division. However, as a result of our search for a new president and chief executive officer, we have delayed the search for a chief merchandise officer and will resume it at the time a president and chief executive officer is identified and can assist in the process. This delay may further impact our ability to execute our business strategy in the near term.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 29, 2010 to October 2, 2010	882,300	$3.39	882,300	6,284,093

(1)

On September 7, 2010, our company’s Board of Directors authorized a program to repurchase up to $25.0 million of the outstanding shares of our Class A common stock from time to time in the open market or in privately negotiated transactions. Repurchases are at the option of our company and can be suspended or discontinued at any time. Pursuant to this plan, we repurchased 882,300 shares of our Class A common stock at an average market price of $3.39, for a total cost, including commissions, of approximately $3.0 million. No such repurchases occurred during fiscal August or fiscal October.

(2)

Calculated as the balance remaining of the authorized spending of approximately $22.0 million divided by the closing price of our Class A common stock as of October 29, 2010, the last trading day of the third quarter of fiscal 2010.

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

THE WET SEAL, INC. (REGISTRANT)

Date: December 2, 2010	By:	/s/ Edmond S. Thomas
Edmond S. Thomas
Interim President and Chief Executive Officer

Date: December 2, 2010	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer