Form 10-Q
period 2011-04-30
WET SEAL INC
filed 2011-06-02
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at May 26, 2011, was 101,536,814. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at May 26, 2011.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 30, 2011	January 29, 2011	May 1, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,074	$125,362	$169,987
Short-term investments	50,455	50,690	—
Other receivables	2,002	1,941	386
Merchandise inventories	37,100	33,336	35,080
Prepaid expenses and other current assets	12,690	12,651	11,278
Deferred tax assets	19,649	19,649	19,600

Total current assets	254,970	243,629	236,331

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	117,279	115,712	112,248
Furniture, fixtures and equipment	78,484	75,395	68,988

	195,763	191,107	181,236
Less accumulated depreciation and amortization	(103,902)	(102,387)	(100,459)

Net equipment and leasehold improvements	91,861	88,720	80,777

OTHER ASSETS:
Deferred tax assets (Note 1)	28,447	33,255	41,337
Other assets	3,031	2,928	2,531

Total other assets	31,478	36,183	43,868

TOTAL ASSETS	$378,309	$368,532	$360,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$21,659	$20,455	$22,111
Accounts payable – other	15,973	11,571	11,593
Income taxes payable	44	60	—
Accrued liabilities	23,252	24,752	24,332
Current portion of deferred rent	3,380	3,338	2,487

Total current liabilities	64,308	60,176	60,523

LONG-TERM LIABILITIES:
Deferred rent	31,382	30,900	28,355
Other long-term liabilities	1,732	1,763	1,736

Total long-term liabilities	33,114	32,663	30,091

Total liabilities	97,422	92,839	90,614

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	April 30, 2011	January 29, 2011	May 1, 2010
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 114,568,146 shares issued and 101,432,813 outstanding at April 30, 2011; 113,736,844 shares issued and 101,603,911 shares outstanding at January 29, 2011; and 111,975,210 shares issued and 101,738,177 shares outstanding at May 1, 2010	11,457	11,374	11,198
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	324,158	323,324	324,464
Accumulated deficit (Note 1)	(13,319)	(21,332)	(30,760)
Treasury stock, 13,135,333 shares, 12,132,933 shares, and 10,237,033 shares, at cost, at April 30, 2011, January 29, 2011, and May 1, 2010, respectively	(41,697)	(37,963)	(34,957)
Accumulated other comprehensive income	288	290	417

Total stockholders’ equity	280,887	275,693	270,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$378,309	$368,532	$360,976

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended
	April 30, 2011	May 1, 2010
Net sales	$156,040	$137,762
Cost of sales	102,595	92,639

Gross margin	53,445	45,123
Selling, general, and administrative expenses	39,860	35,064
Asset impairment	259	90

Operating income	13,326	9,969

Interest income	72	74
Interest expense (Note 3)	(43)	(2,967)

Interest income (expense), net	29	(2,893)

Income before provision for income taxes	13,355	7,076
Provision for income taxes	5,342	3,934

Net income	$8,013	$3,142

Net income per share, basic	$0.08	$0.03

Net income per share, diluted	$0.08	$0.03

Weighted-average shares outstanding, basic	98,916,747	97,255,370

Weighted-average shares outstanding, diluted	98,975,965	98,282,637

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 29, 2011	113,736,844	$11,374	—	$—	$323,324	$(21,332)	$(37,963)		$290	$275,693
Net income	—	—	—	—	—	8,013	—	$8,013	—	8,013
Stock issued pursuant to long-term incentive plans	830,635	83	—	—	(83)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	900	—	—	—	—	900
Amortization of stock payment in lieu of rent	—	—	—	—	15	—	—	—	—	15
Exercise of stock options	667	—	—	—	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	—	(3,734)	—	—	(3,734)
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(2)	(2)	(2)

Comprehensive income								$8,011

Balance at April 30, 2011	114,568,146	$11,457	—	$—	$324,158	$(13,319)	$(41,697)		$288	$280,887

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 30, 2010	106,889,150	$10,689	—	$—	$312,689	$(33,902)	$(29,758)		$421	$260,139
Net income	—	—	—	—	—	3,142	—	$3,142	—	3,142
Stock issued pursuant to long-term incentive plans	213,900	21	—	—	(21)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	517	—	—	—	—	517
Amortization of stock payment in lieu of rent	—	—	—	—	24	—	—	—	—	24
Exercise of stock options	63,334	7	—	—	196	—	—	—	—	203
Exercise of common stock warrants	1,160,715	116	—	—	4,155	—	—	—	—	4,271
Conversions of secured convertible notes into common stock (Note 3)	3,111,111	311	—	—	5,347	—	—	—	—	5,658
Conversions of convertible preferred stock into common stock (Note 3)	537,000	54	—	—	1,557	—	—	—	—	1,611
Repurchase of common stock	—	—	—	—	—	—	(5,199)	—	—	(5,199)
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(4)	(4)	(4)

Comprehensive income								$3,138

Balance at May 1, 2010	111,975,210	$11,198	—	$—	$324,464	$(30,760)	$(34,957)		$417	$270,362

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	13 Weeks Ended
	April 30, 2011	May 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,013	$3,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,666	3,994
Amortization of premium on investments	235	—
Amortization/acceleration of discount on secured convertible notes	—	2,083
Amortization of deferred financing costs	26	137
Amortization of stock payment in lieu of rent	15	24
Adjustment of derivatives to fair value	—	(20)
Interest added to principal of secured convertible notes	—	35
Conversion inducement fee (Note 3)	—	700
Loss on disposal of equipment and leasehold improvements	18	39
Asset impairment	259	90
Deferred income taxes	4,808	3,816
Stock-based compensation (Note 2)	900	517
Changes in operating assets and liabilities:
Other receivables	(61)	93
Merchandise inventories	(3,764)	(5,921)
Prepaid expenses and other current assets	(65)	(476)
Other non-current assets	(103)	53
Accounts payable and accrued liabilities	2,067	7,212
Income taxes payable	(16)	(47)
Deferred rent	524	(720)
Other long-term liabilities	(33)	(33)

Net cash provided by operating activities	17,489	14,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(6,045)	(4,999)

Net cash used in investing activities	(6,045)	(4,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2	203
Conversion inducement fee (Note 3)	—	(700)
Proceeds from exercise of common stock warrants	—	4,271
Repurchase of common stock	(3,734)	(5,199)

Net cash used in financing activities	(3,732)	(1,425)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,712	8,294
CASH AND CASH EQUIVALENTS, beginning of period	125,362	161,693

CASH AND CASH EQUIVALENTS, end of period	$133,074	$169,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17	$18
Income taxes	$475	$322
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of secured convertible notes into 3,111,111 shares of Class A common stock	$—	$5,658
Conversion of convertible preferred stock into 537,000 shares of Class A common stock	$—	$1,611
Purchase of equipment and leasehold improvements unpaid at end of period	$6,215	$4,465
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$(2)	$(4)

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2011, and May 1, 2010

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

Basis of Presentation

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 13 weeks ended April 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”) for the fiscal year ended January 29, 2011.

Significant Accounting Policies

Short-term Investments

The Company’s short-term investments consist of interest-bearing corporate bonds that are guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program (“TLGP”), have maturities that are less than one year and are carried at amortized cost plus accrued income. Short-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. Short-term investments on the condensed consolidated balance sheet were $50.5 million at April 30, 2011. Any unrealized gains or unrealized losses on held to maturity investments are considered temporary and are not recorded unless an other than temporary impairment has occurred. Factors considered that could result in the necessity to impair include intention to sell, more likely than not being required to sell the security before recovery of the security’s amortized cost basis and whether the Company expects to recover the entire amortized cost basis of the security. The Company has considered all impairment factors and has determined that an other than temporary impairment has not occurred as of April 30, 2011.

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

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 weeks ended April 30, 2011, and May 1, 2010, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, the Company recorded non-cash charges of $0.3 million and $0.1 million during the 13 weeks ended April 30, 2011, and May 1, 2010, respectively, within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2011, and May 1, 2010

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

Income Taxes

During fiscal 2010, the Company determined it previously had interpreted federal tax rules incorrectly pertaining to expiration of charitable contribution carry forwards available to offset future taxable income. The Company also identified certain other minor errors in its deferred income taxes. As a result, the Company had overstated its net deferred tax assets and understated its accumulated deficit balance by approximately $6.6 million as of the fiscal quarter ended May 1, 2010. The Company has corrected deferred tax assets and stockholders’ equity on its accompanying condensed consolidated balance sheet as of May 1, 2010, from amounts previously reported.

A summary of the effects of this income tax correction is as follows:

	May 1, 2010
	As previously reported	As corrected
Deferred tax assets- long term	$47,897	$41,337
Total other assets	50,428	43,868
Total assets	367,536	360,976
Accumulated deficit	(24,200)	(30,760)
Total stockholders’ equity	276,922	270,362
Total liabilities and stockholders’ equity	367,536	360,976

The Company began fiscal 2011 with approximately $93.5 million of federal net operating loss (“NOL”) carry forwards available to offset taxable income in fiscal 2011 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code (“Section 382”).

The Company’s effective income tax rate for the 13 weeks ended April 30, 2011, was approximately 40%. Due to its expected utilization of federal and state NOL carry forwards during fiscal 2011, the Company anticipates cash income taxes for the fiscal year will be approximately 4% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state of California regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred income taxes.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2011, and May 1, 2010

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which were effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 31, 2010, the Company adopted the new and updated guidance for disclosures, aside from that deferred to periods after December 15, 2010, and this did not significantly impact its consolidated financial statements. The Company adopted the remaining guidance on disclosures effective January 30, 2011, and this did not significantly impact its consolidated financial statements.

In May 2011, the FASB issued guidance on the application of fair value accounting where its use is already required or permitted by other standards within U.S. GAAP (“GAAP”). The amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements. This guidance is effective during interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have any effect on its consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company had one stock incentive plan under which shares were available for grant at April 30, 2011: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of April 30, 2011; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan permits the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers, directors, and consultants with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. An aggregate of 22,956,778 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of April 30, 2011, 3,186,591 shares were available for future grants.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2011, and May 1, 2010

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

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended
	April 30, 2011	May 1, 2010
Dividend Yield	0.00%	0.00%
Expected Volatility	54.00%	59.00%
Risk-Free Interest Rate	1.42%	1.74%
Expected Life of Options (in Years)	3.3	3.3

The Company recorded compensation expense of $0.2 million and less than $0.1 million, in each case less than $0.01 per basic and diluted share, related to stock options outstanding during the 13 weeks ended April 30, 2011, and May 1, 2010, respectively.

At April 30, 2011, there was $3.1 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 2.9 years, representing the remaining vesting periods of such options through fiscal 2014.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 13 weeks ended April 30, 2011, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 29, 2011	3,280,857	$5.26
Granted	420,000	$4.02
Exercised	(667)	$3.27
Canceled	(136,499)	$5.19

Outstanding at April 30, 2011	3,563,691	$5.12	4.15	$2,128
Vested and expected to vest in the future at April 30, 2011	3,033,330	$5.37	3.86	$1,758
Exercisable at April 30, 2011	1,272,259	$7.74	1.64	$440

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2011, and May 1, 2010

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

Options vested and expected to vest in the future is comprised of all options outstanding at April 30, 2011, net of estimated forfeitures. Additional information regarding stock options outstanding as of April 30, 2011, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of April 30, 2011	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of April 30, 2011	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 2.93	162,500	1.00	$2.62	144,167	$2.58
2.96 - 4.50	2,568,501	5.33	3.69	308,021	3.83
4.83 - 8.00	351,440	1.68	6.71	338,821	6.77
8.08 - 15.02	405,250	0.69	10.93	405,250	10.93
19.90 - 23.02	76,000	0.86	20.62	76,000	20.62

$ 1.81 - $23.02	3,563,691	4.15	$5.12	1,272,259	$7.74

The weighted-average grant-date fair value of options granted during the 13 weeks ended April 30, 2011, and May 1, 2010, was $1.57 and $2.04, respectively. The total intrinsic value for options exercised during the 13 weeks ended April 30, 2011, and May 1, 2010, was in each case was less than $0.1 million, respectively.

Cash received from option exercises under all Plans for the 13 weeks ended April 30, 2011, and May 1, 2010, was less than $0.1 million and $0.2 million, respectively. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.

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

During the 13 weeks ended April 30, 2011, and May 1, 2010, the Company granted 430,635 and 213,900 shares, respectively, of restricted common stock to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during the 13 weeks ended April 30, 2011, and May 1, 2010, was $3.87 and $3.35 per share, respectively. The Company recorded approximately $0.3 million and $0.4 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 weeks ended April 30, 2011, and May 1, 2010, respectively.

During the 13 weeks ended April 30, 2011, and May 1, 2010, the Company granted 400,000 and no performance shares, respectively, under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during the 13 weeks ended April 30, 2011, which included consideration of the probability of such shares vesting, was $3.08 per share. The Company recorded compensation expense of $0.4 million and $0.1 million during the 13 weeks ended April 30, 2011, and May 1, 2010, respectively, related to performance shares granted to officers.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2011, and May 1, 2010

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares is determined based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 13 weeks ended April 30, 2011:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 29, 2011	2,061,212	$3.06
Granted	830,635	$3.49
Vested	(179,572)	$3.35
Forfeited	(49,800)	$3.45

Nonvested at April 30, 2011	2,662,475	$3.17

The fair value of restricted common stock and performance shares that vested during the 13 weeks ended April 30, 2011, was $0.6 million.

At April 30, 2011, there was $7.3 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $3.9 million relates to restricted common stock and $3.4 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 2.1 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended
	April 30, 2011	May 1, 2010
Cost of sales	$45	$26
Selling, general, and administrative expenses	855	491

Stock-based compensation	$900	$517

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2011, and May 1, 2010

(Unaudited)

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants

On February 3, 2011, the Company renewed, via amendment, its $35.0 million senior revolving credit facility with its existing lender (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in February 2016. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including, under certain circumstances, covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, repurchase its Class A common stock, close stores, and dispose of assets, without the lender’s consent. The ability of the Company to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintain an excess of the borrowing base over the outstanding credit extensions of the greater of 10% of the aggregate amount of the facility or $4.0 million. The annual interest rate on the revolving line of credit under the Facility is (i) the higher of the lender’s prime rate, the Federal funds rate plus 0.5% or the one month London InterBank Offered Rate (LIBOR) plus 1.0%, collectively referred to as the “Base Rate”, plus the applicable margin ranging from 0.5% to 1.0% or, (ii) if the Company elects, either the one, two, three or six months LIBOR plus a margin ranging from 1.5% to 2.0%. The applicable Base Rate or LIBOR margin is based on the level of average excess availability, as defined under the Facility, at the time of election, as adjusted quarterly. The Company also incurs fees on outstanding letters of credit under the Facility at an annual rate equal to the applicable LIBOR margin for standby letters of credit and 23.0% of the applicable LIBOR margin for commercial letters of credit. Additionally, the Company is subject to commitment fees at an annual rate of 0.25% on the unused portion of the line of credit under the Facility.

Borrowings under the Facility are secured by cash, cash equivalents, investments, receivables and inventory held by the Company and two of its wholly owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility.

At April 30, 2011, the amount outstanding under the Facility consisted of $5.5 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit, and the Company had $28.0 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At April 30, 2011, the Company was in compliance with all covenant requirements related to the Facility.

During the 13 weeks ended May 1, 2010, investors in the Notes converted $4.7 million of the Notes into 3,111,111 shares of the Company’s Class A common stock. As a result of these conversions, the Company recorded non-cash interest charges of $2.1 million during the 13 weeks ended May 1, 2010, to write-off a ratable portion of unamortized debt discount and deferred financing costs associated with the Notes. Additionally, a ratable portion of accrued interest of $1.0 million was forfeited by the holder when the Notes were converted and it was written off to paid-in capital. The Company also provided the holder with a $0.7 million conversion inducement, which was recorded as an interest charge during the 13 weeks ended May 1, 2010. The Company also repurchased an insignificant remaining Note balance from another holder. As a result of these transactions, there were no longer any Notes outstanding as of May 1, 2010, and there was a satisfaction and discharge of the Company’s obligations under the Indenture governing the Notes.

During the 13 weeks ended May 1, 2010, certain investors exercised portions of outstanding common stock warrants, resulting in the issuance of 1,160,715 shares of the Company’s Class A common stock in exchange for $4.3 million of proceeds to the Company.

During the 13 weeks ended May 1, 2010, investors in the Company’s Preferred Stock converted $1.6 million of Preferred Stock into 537,000 shares of the Company’s Class A common stock. As a result of this transaction, there was no longer any Preferred Stock outstanding as of May 1, 2010.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2011, and May 1, 2010

(Unaudited)

NOTE 4 – Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk, including the Company’s own credit risk.

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount at April 30, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$133,074	$19,336	$113,738	$—
Short-term investments	50,455	—	50,550	—
Long-term tenant allowance receivables	817	—	—	817

	Carrying Amount at January 29, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$125,362	$31,738	$93,624	$—
Short-term investments	50,690	—	50,686	—
Long-term tenant allowance receivables	798	—	—	798

	Carrying Amount at May 1, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$169,987	$25,588	$144,399	$—
Long-term tenant allowance receivables	745	—	—	745

Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. Certain money market funds are valued through the use of quoted market prices and are represented as Level 1. Other money market funds are valued at $1, which is generally the net asset value of these funds and are represented at Level 2. Short-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s short-term investments is determined based on quoted prices for similar instruments in active markets. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the long-term tenant allowance receivables was determined by discounting them to present value using an incremental borrowing rate of 9.26% over their five year collection period, and they are included in other assets within the condensed consolidated balance sheet.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2011, and May 1, 2010

(Unaudited)

NOTE 4 – Fair Value Measurements (Continued)

The table below segregates all non-financial assets and liabilities as of April 30, 2011, January 29, 2011, and May 1, 2010, that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Carrying Amount at April 30, 2011	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$91,861	$—	$—	$91,861	$(259)

Total assets	$91,861	$—	$—	$91,861	$(259)

	Carrying Amount at January 29, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Long-lived assets held and used	$88,720	$—	$—	$88,720

Total assets	$88,720	$—	$—	$88,720

	Carrying Amount at May 1, 2010	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$80,777	$—	$—	$88,777	$(90)

Total assets	$80,777	$—	$—	$88,777	$(90)

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

The dilutive effect of stock warrants was determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect of stock options is also determined using the “treasury stock” method, whereby proceeds from such exercise, unamortized compensation on share-based awards, and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the common stock at the average market price during the period.

The Notes and Preferred Stock were convertible into shares of Class A common stock. Both of these securities included rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, the Notes and Preferred Stock were considered to be participating securities requiring the use of the two-class method for the computation of earnings per share. For the dilutive computation, under the two-class method, determination of whether the Notes and Preferred Stock were dilutive was based on the application of the “if-converted” method. Although the Notes and Preferred Stock were fully converted and represented Class A common shares outstanding as of April 30, 2011, and May 1, 2010, they were included in the computation of diluted earnings for the 13 weeks ended May 1, 2010, with respect to the period they were outstanding prior to conversion. For the 13 weeks ended May 1, 2010, the effect of the Notes and Preferred Stock was not dilutive to the computation of diluted earnings per share.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2011, and May 1, 2010

(Unaudited)

NOTE 5 – Net Income Per Share (Continued)

While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the 13 weeks ended April 30, 2011, and May 1, 2010, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

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

	13 Weeks Ended
	April 30, 2011			May 1, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$8,013			$3,142
Less: Undistributed earnings allocable to participating securities	(179)			(120)

Basic earnings per share	$7,834	98,916,747	$0.08	$3,022	97,255,370	$0.03

Diluted earnings per share:
Net income	$8,013			$3,142
Less: Undistributed earnings allocable to participating securities	(179)			(119)
Effect of dilutive securities		59,218			1,027,267

Diluted earnings per share	$7,834	98,975,965	$0.08	$3,023	98,282,637	$0.03

The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would not have been dilutive.

	13 Weeks Ended
	April 30, 2011	May 1, 2010
Stock options outstanding	3,200,081	1,713,736
Performance shares and nonvested restricted stock awards	2,253,790	1,556,593
Stock issuable upon conversion of Notes	—	1,982,907
Stock issuable upon conversion of Preferred Stock	—	336,363

Total	5,453,871	5,589,599

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2011, and May 1, 2010

(Unaudited)

NOTE 6 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. As of April 30, 2011, the Company has accrued an amount equal to the settlement amount in accrued liabilities in its condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 22, 2003 through the present. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification in its entirety and denied Plaintiffs’ Motion For Leave to File An Amended Complaint. Plaintiffs have appealed both orders. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 30, 2011.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. Plaintiffs’ Motion for Class Certification and Defendants’ Motion to Strike Class Claims were filed on April 25, 2011 and will be heard by the Court on August 5, 2011. Additionally, on April 25, 2011, Plaintiffs filed a motion to amend the operative complaint to add another potential class representative, and the Company thereafter filed a Motion to Compel Arbitration of that individual’s claims. On May 24, 2011, the Court denied Plaintiffs’ motion to amend the complaint. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 30, 2011.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission, or the EEOC, requested information and records relevant to several charges of discrimination by the Company against employees of the Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. The Company is awaiting the results of the investigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 30, 2011.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of April 30, 2011, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 30, 2011, and May 1, 2010

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

Information for the 13 weeks ended April 30, 2011, and May 1, 2010, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended April 30, 2011	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$131,054	$24,986	$—	$156,040
Percentage of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$18,813	$2,564	$(8,051)	$13,326
Depreciation and amortization expense	$3,784	$540	$342	$4,666
Interest income	$—	$—	$72	$72
Interest expense	$—	$—	$43	$43
Income (loss) before provision for income taxes	$18,813	$2,564	$(8,022)	$13,355

13 Weeks Ended May 1, 2010	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$113,911	$23,851	$—	$137,762
Percentage of consolidated net sales	83%	17%	—	100%
Operating income (loss)	$14,329	$3,238	$(7,598)	$9,969
Depreciation and amortization expense	$3,367	$372	$255	$3,994
Interest income	$—	$—	$74	$74
Interest expense	$—	$—	$2,967	$2,967
Income (loss) before provision for income taxes	$14,329	$3,238	$(10,491)	$7,076

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

Wet Seal operating income during the 13 weeks ended April 30, 2011, and May 1, 2010, includes $0.2 million and $0.1 million, respectively, of asset impairment charges.

Arden B operating income during the 13 weeks ended April 30, 2011, includes $0.1 million of asset impairment charges.

Corporate and Unallocated expenses during the 13 weeks ended May 1, 2010, include non-cash interest expense of $2.1 million as a result of accelerated write-off of remaining unamortized debt discount and deferred financing costs upon conversion of Notes and $0.7 million of interest expense for a conversion inducement associated with conversions of Notes and Preferred Stock.

NOTE 8 – Subsequent Event

On May 17, 2011, the Company’s Board of Directors authorized a $31.7 million increase in the existing stock repurchase program approved in September 2010, bringing total repurchase authorization, under the program, up to $56.7 million, of which $6.7 million has already been utilized. As of May 17, 2011, capacity of $50.0 million remains available under the stock repurchase program. The timing and number of shares repurchased will be determined by the Company’s management based on its calculation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, and elsewhere in this Quarterly Report of Form 10-Q.

All references to “we,” “our,” “us,” and “the Company” in this Quarterly Report on Form 10-Q mean The Wet Seal, Inc. and its wholly owned subsidiaries.

Executive Overview

Incorporated in the State of Delaware, we are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. As of April 30, 2011, we operated 536 retail stores in 47 states and Puerto Rico. Our products can also be purchased online through our web sites.

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

Wet Seal. Wet Seal is a junior apparel brand for teenage girls who seek trend-focused and value-competitive clothing, with a target customer age range of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of affordably priced, fashionable and fashion basic apparel and accessories.

Arden B. Arden B is a fashion brand at value price points for the feminine contemporary woman. Arden B targets customers aged 25 to 35 years old and seeks to deliver contemporary collections of fashion and fashion basic separates and accessories for various aspects of the customers’ lifestyles.

We maintain a Web-based store located at www.wetseal.com, offering Wet Seal merchandise comparable to that carried in our stores, to customers over the Internet. We also maintain a Web-based store located at www.ardenb.com, offering Arden B merchandise comparable to that carried in our stores, to customers over the Internet. Our online stores are designed to serve as an extension of the in-store experience and offer a wide selection of merchandise, with the goal of expanding in-store sales. Internet operations for both Wet Seal and Arden B are included in their respective operating segments. Since fiscal 2007, we have experienced growth in both visitor traffic and our online sales, and we will continue to develop our Wet Seal and Arden B websites to increase their effectiveness in marketing our brands. We do not consider our Web-based business to be a distinct reportable segment. The Wet Seal and Arden B reportable segments include, in addition to data from their respective stores, data from their respective Internet operations.

See Note 7 of the notes to condensed consolidated financial statements for financial information regarding segment reporting, which information is incorporated herein by reference.

Current Trends and Outlook

We have experienced improvement in our financial results in the first quarter of fiscal 2011. However, the overall retail environment continues to be volatile driven by several factors, including the lack of significant improvement in the U.S. housing market and high unemployment rates across all regions of the U.S. Although U.S. gross domestic product has shown growth since the third calendar quarter of 2009, the increases have been modest, unemployment rates remain high in the teen segment and throughout the U.S. overall, and we continue to experience a volatile, and generally weak, retail environment. In addition, we began to experience increased sourcing costs in the fourth quarter of fiscal 2010 and have seen further cost increases in the first quarter of fiscal 2011 as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced, and increased fuel costs. We expect these sourcing cost pressures to intensify in the second half of fiscal 2011. The rising value of the currency in China relative to the U.S. dollar may also have a further impact on future product costs. Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. As a result of the continued difficult economic conditions, we may face risks that will impact many facets of our operations, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations to us. Although we believe we are sufficiently prepared and financially strong enough to endure continued poor economic conditions in the U.S. and world economic markets, if such conditions become more volatile, or if they deteriorate further, our business, financial condition, and results of operations may be adversely affected.

Our comparable store sales increased 7.0% during the 13 weeks ended April 30, 2011, driven by an 8.3% comparable store sales increase in our Wet Seal division, partially offset by a 0.1% comparable store sales decrease in our Arden B division. The Wet Seal division’s comparable store sales increase was primarily driven by an increase in average dollar sale per transaction and units purchased per customer, which was mainly due to an increase in transaction volume, partially offset by a decrease in average unit selling price. Directionally, the shifts in transaction volume and units purchased per customer metrics were in line with our expectations and resulted from strong performance in tops, bottoms and jewelry. The Arden B division comparable store sales decrease was primarily driven by declines in transaction volume and units purchased per customer, partially offset by an increase in its average unit selling price. Lastly, we increased investment in our e-commerce inventories, marketing and team infrastructure starting in the third quarter of fiscal 2010 and generated online sales growth of 13.5% over the prior year. During the four weeks ended May 28, 2011, our comparable store sales increased 2.9%. Our online sales declined 5.7% during the four weeks ended May 28, 2011, from the prior year as we began to reduce promotional levels and plan to rebalance inventories more toward regular price versus clearance items in the online channel in an effort to drive higher merchandise margins.

We made progress on several key initiatives during the first quarter. We achieved merchandise margin improvement versus the prior year in the Wet Seal division due to less promotional activity required as a result of what we believe to be an improved merchandise assortment and benefits from our size optimization system.

Arden B experienced higher than originally planned promotional and overall markdown levels during the first quarter, resulting in a slight decline in merchandise margin performance. We believe that we are well positioned within our dress business at Arden B and believe Arden B is a key dress destination for our customers, we expect to be well positioned in this category throughout fiscal 2011 to maximize sales opportunity.

Our top near-term strategic priority is to drive sales productivity improvement in our stores. To support sales productivity growth, we have established specific initiatives including developing a culture of customer obsession, understanding and redefining our brands, evaluating our store designs to ensure they support our brands and enhance our customer’s shopping experience and focusing on increasing store personnel productivity via new training programs and streamlined operational tasks. Higher store productivity would allow us to attain higher positive comparable store sales growth. Other strategic priorities include improving upon Wet Seal merchandise margins, building upon the Arden B business to allow it to reach its full potential, and expanding our existing retail store base and online businesses. We are also focused on improving gross margins, by optimizing sourcing of merchandise, enhancing our inventory planning and allocation functions and improving supply chain efficiency through better coordination among and within our vendor, internal distribution and store operation organizations.

Store Openings and Closures

We continued to execute our Wet Seal store growth strategy by opening five new Wet Seal stores in the first fiscal quarter of 2011. We currently plan to open 25 to 30 Wet Seal stores in fiscal 2011 with a focus on malls and to a lesser extent, off-mall power center locations.

We also currently intend to continue growing the Arden B store base conservatively, with approximately four new stores planned in fiscal 2011.

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

The preparation of financial statements in conformity with GAAP requires the appropriate application of accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our condensed consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our condensed consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, short-term investments, merchandise inventories, long-lived assets, stock-based compensation, accounting for income taxes and insurance reserves. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The following updates the Form 10-K discussions of our critical accounting policies for short-term investments, long lived assets and accounting for income taxes.

Short-term Investments

Our short-term investments consist of interest-bearing corporate bonds that are guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program (“TLGP”), have maturities that are less than one year and are carried at amortized cost plus accrued income. Our short-term investments are carried at amortized cost due to our intent to hold to maturity. Short-term investments on the condensed consolidated balance sheet were $50.5 million at April 30, 2011. Any unrealized gains or unrealized losses on held to maturity investments are considered temporary and are not recorded unless an other than temporary impairment has occurred. Factors considered that could result in the necessity to impair include intention to sell, more likely than not being required to sell the security before recovery of the security’s amortized cost basis and whether we expect to recover the entire amortized cost basis of the security. We have considered all impairment factors and have determined that an other than temporary impairment has not occurred as of April 30, 2011.

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

At least quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Our evaluations during the 13 weeks ended April 30, 2011, and May 1, 2010, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $0.3 million and $0.1 million during the 13 weeks ended April 30, 2011, and May 1, 2010, respectively, within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

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

Accounting for Income Taxes

During fiscal 2010, we determined we previously had interpreted federal tax rules incorrectly pertaining to expiration of charitable contribution carry forwards available to offset future taxable income. We also identified certain other minor errors in our deferred income taxes. As a result, we had overstated our net deferred tax assets and understated our accumulated deficit balance by approximately $6.6 million as of the fiscal quarter ended May 1, 2010. We have corrected deferred tax assets and stockholders’ equity on our accompanying condensed consolidated balance sheet as of May 1, 2010, from amounts previously reported.

We began fiscal 2011 with approximately $93.5 million of federal net operating loss (“NOL”) carry forwards available to offset taxable income in fiscal 2011 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code (“Section 382”).

Our effective income tax rate for the 13 weeks ended April 30, 2011, was approximately 40%. Due to our expected utilization of federal and state NOL carry forwards during fiscal 2011, we anticipate cash income taxes for the fiscal year will be approximately 4% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state of California regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred incomes taxes.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which were effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 31, 2010, we adopted the new and updated guidance for disclosures, aside from that deferred to periods after December 15, 2010, and this did not significantly impact our consolidated financial statements. We adopted the remaining guidance on disclosures effective January 30, 2011, and this did not significantly impact our consolidated financial statements.

In May 2011, the FASB issued guidance on the application of fair value accounting where its use is already required or permitted by other standards within U.S. GAAP (“GAAP”). The amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements. This guidance is effective during interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have any effect on our consolidated financial statements.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended
	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Cost of sales	65.8	67.2

Gross margin	34.2	32.8
Selling, general, and administrative expenses	25.5	25.5
Asset impairment	0.2	0.1

Operating income	8.5	7.2
Interest income (expense), net	0.0	(2.1)

Income before provision for income taxes	8.5	5.1
Provision for income taxes	3.4	2.8

Net income	5.1%	2.3%

Thirteen Weeks Ended April 30, 2011, Compared to Thirteen Weeks Ended May 1, 2010

Net sales

13 Weeks Ended April 30, 2011	Change From Prior Fiscal Period	13 Weeks Ended May 1, 2010
($ in millions)
Net sales	$156.0	$18.2	13.3%	$137.8
Comparable store sales increase	7.0%

Net sales for the 13 weeks ended April 30, 2011, increased primarily as a result of the following:

•

An increase of 7.0% in comparable store sales resulting from a 3.3% increase in comparable store average dollar sales per transaction and a 3.9% increase in comparable store average transactions. Comparable store average dollar sales per transaction increased mainly due to a 5.0% increase in the number of units purchased per customer, partially offset by a 1.6% decrease in average unit retail prices.

•	An increase of $1.2 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales; and

•	An increase in number of stores open, from 501 stores as of May 1, 2010, to 536 stores as of April 30, 2011.

Cost of sales

13 Weeks Ended April 30, 2011	Change From Prior Fiscal Period	13 Weeks Ended May 1, 2010
($ in millions)
Cost of sales	$102.6	$10.0	10.7%	$92.6
Percentage of net sales	65.8%	(1.4)%	67.2%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales as a percentage of net sales decreased due primarily to a decrease in occupancy costs as a result of the leveraging effect of positive comparable store sales and an increase in merchandise margin as a result of lower markdown rates and favorable inventory shrink accruals in the Wet Seal division, partially offset by higher markdown rates and higher inventory shrink accruals in the Arden B division, as compared to the prior year.

Cost of sales increased due primarily to the 13.3% increase in net sales and an increase in occupancy cost as a result of an increase in number of stores, from 501 stores as of May 1, 2010, to 536 stores as of April 30, 2011.

Selling, general, and administrative expenses (SG&A)

13 Weeks Ended April 30, 2011	Change From Prior Fiscal Period	13 Weeks Ended May 1, 2010
($ in millions)
Selling, general, and administrative expenses	$39.9	$4.8	13.7%	$35.1
Percentage of net sales	25.5%	0.0%	25.5%

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

Selling expenses increased approximately $4.0 million from the prior year to $31.3 million. As a percentage of net sales, selling expense was 20.0% of net sales, or 20 basis points higher than a year ago.

The following contributed to the current year increase in selling expenses:

•	A $2.6 million increase in payroll and benefits costs as a result of increased sales volume;

•	A $0.3 million increase in internet order fulfillment costs due to increased internet sales volume;

•	A $0.3 million increase in bags and boxes usage due to increased sales volume and replenishment of low store stock levels.

•	A $0.3 million increase in merchandise delivery costs due to increased unit volume;

•	A $0.2 million increase in credit card fees due to increased sales volume, partially offset by declines in average processing fees as a percent to sales;

•	A $0.1 million increase in advertising and marketing expenditures for a market research study being conducted to gain better understanding of the Wet Seal and Arden B customer;

•	A $0.1 million increase in store supplies due to increased sales volume and replenishment of low store stock levels; and

•	A $0.1 million net increase in other selling expenses.

General and administrative expenses increased approximately $0.8 million from the prior year to $8.6 million. As a percentage of net sales, general and administrative expenses were 5.5%, or 20 basis points lower than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•	A $0.5 million increase in stock compensation expense due to an increase in executive stock compensation;

•

A $0.4 million increase in corporate wages primarily due to a new chief operating officer position and increased wage base for our newly appointed chief executive officer, and an increase in internet wages due to growth in our internet infrastructure to support increased sales volume;

•	A $0.2 million increase in recruiting fees related to our search for a new chief executive officer and chief operating officer;

•	A $0.1 million increase in depreciation due to our recently implemented retail merchandising system; and

•	A $0.1 million net increase in other general and administrative expenses.

However, the increases in general and administrative expenses were partially offset by the following decreases:

•	A $0.3 million decrease in audit fees due to a change in timing of services performed as compared to the prior year;

•	A $0.1 million decrease in legal fees associated with various legal matters; and

•	A $0.1 million decrease in corporate incentive bonuses due to a change in operating results, relative to bonus targets, as compared to the prior year.

Asset impairment

	13 Weeks Ended April 30, 2011	Change From Prior Fiscal Period		13 Weeks Ended May 1, 2010
	($ in millions)
Asset impairment	$0.3	$0.2	187.8%	$0.1
Percentage of net sales	0.2%		0.1%	0.1%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended April 30, 2011, and May 1, 2010, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $0.3 million and $0.1 million, respectively.

Interest income (expense), net

	13 Weeks Ended April 30, 2011	Change From Prior Fiscal Period		13 Weeks Ended May 1, 2010
	($ in millions)
Interest income (expense), net	$0.0	$2.9	101.0%	$(2.9)
Percentage of net sales	0.0%		2.1%	(2.1)%

We generated interest income, net, of less than $0.1 million in the 13 weeks ended April 30, 2011, primarily from investments in cash, cash equivalents and short-term investments.

We incurred interest expense, net, of $2.9 million in the 13 weeks ended May 1, 2010, comprised of:

•

Non-cash interest expense of $0.1 million with respect to our Notes prior to conversion and comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we elected to add to principal; and

•

Interest charges of $2.8 million, consisting of $2.1 million representing non-cash charges and a $0.7 million conversion/exercise inducement, upon the conversion of $4.7 million of our senior convertible notes (“Notes”) into 3,111,111 shares of our common stock and $1.6 million of our convertible preferred stock (“Preferred Stock”) into 537,000 shares of our common stock and the exercise of Series E warrants into 625,000 shares of our common stock; partially offset by

•	Interest income of less than $0.1 million from investments in cash and cash equivalents.

Provision for income taxes

	13 Weeks Ended April 30, 2011	Change From Prior Fiscal Period		13 Weeks Ended May 1, 2010
		($ in millions)
Provision for income taxes	$5.3	$1.4	35.8%	$3.9

Our effective income tax rate for the 13 weeks ended April 30, 2011, was approximately 40%. Due to our expected utilization of federal and state NOL carry forwards during fiscal 2011, we anticipate cash income taxes for the fiscal year will be approximately 4% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state of California regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred income taxes.

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

Wet Seal:

(In thousands, except sales per square foot and store count data)	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Net sales	$131,054	$113,911
Percentage of consolidated net sales	84%	83%
Comparable store sales percentage increase compared to the prior year fiscal quarter	8.3%	1.5%
Operating income	$18,813	$14,329
Sales per square foot	$69	$65
Number of stores as of quarter end	454	422
Square footage as of quarter end	1,806	1,676

The comparable store sales increase during the 13 weeks ended April 30, 2011, was due primarily to an increase of 3.9% in average dollar sales per transaction and an increase of 4.6% in comparable store average transactions. The increase in comparable store average dollar sales per transaction resulted from a 6.0% increase in units purchased per customer, partially offset by a 1.8% decrease in our average unit retail prices. The net sales increase was attributable to the comparable store sales increase, a $0.9 million increase in net sales in our internet business and the increase in the number of stores compared to the prior year.

Wet Seal’s operating income increased to 14.4% of net sales during the 13 weeks ended April 30, 2011, from 12.6% of net sales during the 13 weeks ended May 1, 2010. The increase in operating income, as a percentage of sales, was due primarily to an increase in merchandise margin as a result of lower markdown rates, a decrease in inventory shrink, and a decrease in occupancy costs due to the leveraging effect of positive comparable store sales. Additionally, during the 13 weeks ended April 30, 2011, and the 13 weeks ended May 1, 2010, operating income included asset impairment charges of $0.2 million and $0.1 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluation.

Arden B:

(In thousands, except sales per square foot and store count data)	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Net sales	$24,986	$23,851
Percentage of consolidated net sales	16%	17%
Comparable store sales percentage (decrease) increase compared to the prior year fiscal quarter	(0.1)%	4.8%
Operating income	$2,564	$3,238
Sales per square foot	$86	$88
Number of stores as of quarter end	82	79
Square footage as of quarter end	254	238

The slight comparable store sales decrease during the 13 weeks ended April 30, 2011, was due to a 3.4% decrease in comparable store average transactions, largely offset by a 3.4% increase in comparable store average dollar sales per transaction. The increase in the average dollar sale per transaction resulted from a 17.7% increase in our average unit retail prices, partially offset by a 12.4% decrease in units purchased per customer. The net sales increase was attributable to the increase in number of stores compared to the prior year and a $0.2 million increase in net sales in our internet business, partially offset by the aforementioned decrease in comparable store sales.

Arden B generated operating income of 10.3% of net sales during the 13 weeks ended April 30, 2011, compared to operating income of 13.6% of net sales during the 13 weeks ended May 1, 2010. This decrease was due primarily to a decrease in merchandise margin as a result of higher markdown rates, an increase in inventory shrink and an increase in occupancy costs as a percentage of net sales as a result of the deleveraging effect from the decrease in comparable store sales, as compared to the prior year. Additionally, during the 13 weeks ended April 30, 2011, operating income included asset impairment charges of $0.1 million to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Liquidity and Capital Resources

Net cash provided by operating activities was $17.5 million for the 13 weeks ended April 30, 2011, compared to $14.7 million for the same period last year. For the 13 weeks ended April 30, 2011, cash provided by operating activities was comprised of net income of $8.0 million, net non-cash charges, primarily depreciation and amortization, asset impairment, stock-based compensation and provision for deferred income taxes, of $10.9 million, and a net source of cash from changes in other operating assets and liabilities of $1.1 million, partially offset by an increase in merchandise inventories over the increase of merchandise payables of $2.5 million. For the 13 weeks ending April 30, 2011, net cash used in investing activities of $6.0 million was comprised of capital expenditures, primarily for remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations, the construction of new Wet Seal and Arden B stores, and investment in the development of our new retail merchandising system and an upgrade to our point-of-sale operating system. Capital expenditures that remain unpaid as of April 30, 2011, have increased $2.0 million since the end of fiscal 2010. We expect to pay nearly all of the total balance of such amounts payable of $6.2 million during the second quarter of fiscal 2011.

We estimate that, in fiscal 2011, capital expenditures will be between $29.0 million and $30.0 million, of which approximately $22.0 million to $23.0 million is expected to be for the remodeling and/or relocation of existing Wet Seal and Arden B stores upon lease renewals and the construction of new Wet Seal and Arden B stores. We anticipate approximately $4.5 million in landlord tenant improvement allowances, resulting in net capital expenditures of between $24.5 million and $25.5 million.

For the 13 weeks ending April 30, 2011, net cash used by financing activities was $3.7 million, comprised of $3.7 million used to repurchase 1,000,000 shares of our Class A common stock, slightly offset by less than $0.1 million of proceeds from the exercise of stock options. Effective May 17, 2011, our Board of Directors has authorized a $31.7 million increase to our existing stock repurchase program, approved in September 2010, bringing total repurchase authorization, under the program, up to $56.7 million, of which $6.7 million has already been utilized. As of May 17, 2011, capacity of $50.0 million remains available under the stock repurchase program.

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

Total cash, cash equivalents and investments at April 30, 2011, was $183.5 million compared to $176.1 million at January 29, 2011.

On February 3, 2011, we renewed, via amendment, our $35.0 million senior revolving credit facility with our existing lender (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in February 2016. Under the Facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including, under certain circumstances, covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, repurchase our common stock, close stores, and dispose of assets, without the lender’s consent. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of the greater of 10% of the aggregate amount of the facility or $4.0 million. The annual interest rate on the revolving line of credit under the Facility is (i) the higher of the lender’s prime rate, the Federal funds rate plus 0.5% or the one month London InterBank Offered Rate (LIBOR) plus 1.0%, collectively referred to as the “Base Rate”, plus the applicable margin ranging from 0.5% to 1.0% or, (ii) if we elect, either the one, two, three or six months LIBOR plus a margin ranging from 1.5% to 2.0%. The applicable Base Rate or LIBOR margin is based on the level of average excess availability, as defined under the Facility, at the time of election, as adjusted quarterly. We also incur fees on outstanding letters of credit under the Facility at an annual rate equal to the applicable LIBOR margin for standby letters of credit and 23.0% of the applicable LIBOR margin for commercial letters of credit. Additionally, we are subject to commitment fees at an annual rate of 0.25% on the unused portion of the line of credit under the Facility.

Borrowings under the Facility are secured by cash, cash equivalents, investments, receivables and inventory held by us and our wholly owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility.

At April 30, 2011, the amount outstanding under the Facility consisted of $5.5 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit. At April 30, 2011, we had $28.0 million available for cash advances and/or for the issuance of additional letters of credit, and we were in compliance with all covenant requirements under the Facility.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months.

The financial performance of our business is susceptible to declines in discretionary consumer spending, availability of consumer credit and low consumer confidence in the United States. Increasing fuel prices and commodity costs may also cause a shift in consumer demand away from the retail clothing products that we offer. There are no guarantees that government or other initiatives will limit the duration or severity of the current economic challenges or stabilize factors that affect our sales and profitability. Continuing adverse economic trends could affect us more significantly than companies in other industries.

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

We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through the first quarter of fiscal 2011 as a result of the rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced and increasing fuel costs. We expect these sourcing cost pressures to intensify in the second half of fiscal 2011. The rising value of the currency in China relative to the U.S. dollar may also have a further impact on future product costs. Although our initial mark ups have remained fairly stable to date, we have experienced some deterioration in mark-up rates in the fourth quarter of 2010 and the first quarter of fiscal 2011on our merchandise receipts and expect further cost increases for merchandise on order for the second half of fiscal 2011. In response to the costs increases, we have evaluated and opportunistically adjusted our pricing in certain categories, we are leveraging our large vendor base to obtain the lowest possible cost, and are assessing ongoing promotional strategies in efforts to help maintain or improve upon historical merchandise margin levels. We will continue to diligently monitor our costs as well as the competitive pricing environment in order to mitigate potential margin erosion. However, we cannot be certain that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

As of April 30, 2011, we are not a party to any off-balance sheet arrangements, except for operating lease and purchase obligations as reference in our Form 10-K under “Commitments and Contingencies” and “Other Off-Balance Sheet Arrangements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At April 30, 2011, no borrowings were outstanding under the Facility. At April 30, 2011, the weighted average interest rate on borrowings under the Facility was 1.333%. Based upon a sensitivity analysis as of April 30, 2011, if we had average outstanding borrowings of $1 million during first quarter of fiscal 2011, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $300.

As of April 30, 2011, we are not a party to any derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of April 30, 2011 would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate between the currency in China and the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2011.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 30, 2011, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. As of April 30, 2011, we have accrued an amount equal to the settlement amount in accrued liabilities in our condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us from May 22, 2003 through the present. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification in its entirety and denied Plaintiffs’ Motion For Leave to File An Amended Complaint. Plaintiffs have appealed both orders. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 30, 2011.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us from September 29, 2004 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. Plaintiffs’ Motion for Class Certification and Defendants’ Motion to Strike Class Claims were filed on April 25, 2011 and will be heard by the Court on August 5, 2011. Additionally, on April 25, 2011, Plaintiffs filed a motion to amend the operative complaint to add another potential class representative, and we thereafter filed a Motion to Compel Arbitration of that individual’s claims. On May 24, 2011, the Court denied Plaintiffs’ motion to amend the complaint. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 30, 2011.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission, or the EEOC, requested information and records relevant to several charges of discrimination by our company against employees of our company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. We are awaiting the results of the investigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 30, 2011.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims, we have insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which we do not have insurance coverage. As of April 30, 2011, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 30, 2011 to February 26, 2011	1,000,000	$3.71	1,000,000	4,149,929
February 27, 2011 to April 2, 2011	—	—	—	4,149,929
April 3, 2011 to April 30, 2011	—	—	—	4,149,929

(1)

On September 7, 2010, our company’s Board of Directors authorized a program to repurchase up to $25.0 million of the outstanding shares of our Class A common stock from time to time in the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. Repurchases are at our option and can be suspended or discontinued at any time. Pursuant to this plan, we repurchased 1,000,000 shares of our Class A common stock at an average market price of $3.71, for a total cost, including commissions, of approximately $3.7 million. No such repurchases occurred during fiscal March or fiscal April.

Effective May 17, 2011, our Board of Directors authorized a $31.7 million increase to the existing stock repurchase program approved in September 2010, bringing total repurchase authorization up to $56.7 million. As of May 17, 2011, capacity of $50.0 million remains available under the stock repurchase program.

(2)

Calculated as the approximately $18.3 million of shares of Class A common stock available for repurchase under the stock repurchase program (prior to the increase authorized by our Board of Directors on May 17, 2011) divided by the closing price of our Class A common stock as of April 29, 2011, the last trading day of the first quarter of fiscal 2011.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (REGISTRANT)

Date: June 2, 2011	By:	/s/ Susan P. McGalla
Susan P. McGalla
Chief Executive Officer

Date: June 2, 2011	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer