Form 10-Q
period 2011-07-30
WET SEAL INC
filed 2011-08-26
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at August 22, 2011, was 90,483,881. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at August 22, 2011.

THE WET SEAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets (Unaudited) as of July 30, 2011, January 29, 2011, and July 31, 2010	2

	Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended July 30, 2011, and July 31, 2010	4

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) for the 26 Weeks Ended July 30, 2011, and July 31, 2010	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended July 30, 2011, and July 31, 2010	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Reserved	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		39

EXHIBIT 10.1.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 30, 2011	January 29, 2011	July 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,566	$125,362	$165,516
Short-term investments	38,230	50,690	—
Other receivables	2,540	1,941	1,381
Merchandise inventories	43,176	33,336	39,285
Prepaid expenses and other current assets	15,080	12,651	12,150
Deferred tax assets	19,649	19,649	19,600

Total current assets	228,241	243,629	237,932

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	120,416	115,712	112,058
Furniture, fixtures and equipment	79,334	75,395	74,969

	199,750	191,107	187,027
Less accumulated depreciation and amortization	(106,586)	(102,387)	(99,998)

Net equipment and leasehold improvements	93,164	88,720	87,029

OTHER ASSETS:
Deferred tax assets (Note 1)	27,516	33,255	40,349
Other assets	3,034	2,928	2,560

Total other assets	30,550	36,183	42,909

TOTAL ASSETS	$351,955	$368,532	$367,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$29,287	$20,455	$21,970
Accounts payable – other	14,221	11,571	15,665
Income taxes payable	—	60	—
Accrued liabilities	26,248	24,752	24,561
Current portion of deferred rent	3,435	3,338	2,876

Total current liabilities	73,191	60,176	65,072

LONG-TERM LIABILITIES:
Deferred rent	31,800	30,900	28,988
Other long-term liabilities	1,700	1,763	1,707

Total long-term liabilities	33,500	32,663	30,695

Total liabilities	106,691	92,839	95,767

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	July 30, 2011	January 29, 2011	July 31, 2010
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 114,742,482 shares issued and 92,826,224 outstanding at July 30, 2011; 113,736,844 shares issued and 101,603,911 shares outstanding at January 29, 2011; and 111,976,044 shares issued and 101,739,011 shares outstanding at July 31, 2010	11,474	11,374	11,198
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	325,710	323,324	324,594
Accumulated deficit (Note 1)	(11,121)	(21,332)	(29,145)
Treasury stock, 21,916,258 shares, 12,132,933 shares, and 10,237,033 shares, at cost, at July 30, 2011, January 29, 2011, and July 31, 2010, respectively	(81,086)	(37,963)	(34,957)
Accumulated other comprehensive income	287	290	413

Total stockholders’ equity	245,264	275,693	272,103

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$351,955	$368,532	$367,870

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$148,770	$131,541	$304,810	$269,303
Cost of sales	102,693	93,159	205,288	185,798

Gross margin	46,077	38,382	99,522	83,505
Selling, general, and administrative expenses	41,695	34,737	81,555	69,801
Asset impairment	1,057	1,041	1,316	1,131

Operating income	3,325	2,604	16,651	12,573

Interest income	66	85	138	159
Interest expense (Note 3)	(44)	(25)	(87)	(2,992)

Interest income (expense), net	22	60	51	(2,833)

Income before provision for income taxes	3,347	2,664	16,702	9,740
Provision for income taxes	1,149	1,049	6,491	4,983

Net income	$2,198	$1,615	$10,211	$4,757

Net income per share, basic	$0.02	$0.02	$0.10	$0.05

Net income per share, diluted	$0.02	$0.02	$0.10	$0.05

Weighted-average shares outstanding, basic	95,731,926	100,257,750	97,324,336	98,756,560

Weighted-average shares outstanding, diluted	95,835,044	100,556,634	97,399,349	99,414,245

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 29, 2011	113,736,844	$11,374	—	$—	$323,324	$(21,332)	$(37,963)		$290	$275,693
Net income	—	—	—	—	—	10,211	—	$10,211	—	10,211
Stock issued pursuant to long-term incentive plans	830,635	83	—	—	(83)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	1,960	—	—	—	—	1,960
Amortization of stock payment in lieu of rent	—	—	—	—	31	—	—	—	—	31
Exercise of stock options	175,003	17	—	—	478	—	—	—	—	495
Repurchase of common stock	—	—	—	—	—	—	(43,123)	—	—	(43,123)
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(3)	(3)	(3)

Comprehensive income								$10,208

Balance at July 30, 2011	114,742,482	$11,474	—	$—	$325,710	$(11,121)	$(81,086)		$287	$245,264

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 30, 2010	106,889,150	$10,689	—	$—	$312,689	$(33,902)	$(29,758)		$421	$260,139
Net income	—	—	—	—	—	4,757	—	$4,757	—	4,757
Stock issued pursuant to long-term incentive plans	213,900	21	—	—	(21)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	619	—	—	—	—	619
Amortization of stock payment in lieu of rent	—	—	—	—	49	—	—	—	—	49
Exercise of stock options	64,168	7	—	—	199	—	—	—	—	206
Exercise of common stock warrants	1,160,715	116	—	—	4,155	—	—	—	—	4,271
Conversions of secured convertible notes into common stock (Note 3)	3,111,111	311	—	—	5,347	—	—	—	—	5,658
Conversions of convertible preferred stock into common stock (Note 3)	537,000	54	—	—	1,557	—	—	—	—	1,611
Repurchase of common stock	—	—	—	—	—	—	(5,199)	—	—	(5,199)
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(8)	(8)	(8)

Comprehensive income								$4,749

Balance at July 31, 2010	111,976,044	$11,198	—	$—	$324,594	$(29,145)	$(34,957)		$413	$272,103

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	26 Weeks Ended
	July 30, 2011	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,211	$4,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,481	7,988
Amortization of premium on investments	460	—
Amortization/acceleration of discount on secured convertible notes	—	2,083
Amortization of deferred financing costs	52	145
Amortization of stock payment in lieu of rent	31	49
Adjustment of derivatives to fair value	—	(20)
Interest added to principal of secured convertible notes	—	35
Conversion inducement fee (Note 3)	—	700
Loss on disposal of equipment and leasehold improvements	46	537
Asset impairment	1,316	1,131
Deferred income taxes	5,739	4,804
Stock-based compensation (Note 2)	1,960	619
Changes in operating assets and liabilities:
Other receivables	(599)	(902)
Merchandise inventories	(9,840)	(10,126)
Prepaid expenses and other current assets	(2,481)	(1,356)
Other non-current assets	(106)	24
Accounts payable and accrued liabilities	9,841	7,628
Income taxes payable	(60)	(47)
Deferred rent	997	302
Other long-term liabilities	(66)	(66)

Net cash provided by operating activities	26,982	18,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(14,096)	(13,040)
Proceeds from maturity of marketable securities	12,000	—

Net cash used in investing activities	(2,096)	(13,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	495	206
Conversion inducement fee (Note 3)	—	(700)
Proceeds from exercise of common stock warrants	—	4,271
Repurchase of common stock	(41,177)	(5,199)

Net cash used in financing activities	(40,682)	(1,422)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,796)	3,823
CASH AND CASH EQUIVALENTS, beginning of period	125,362	161,693

CASH AND CASH EQUIVALENTS, end of period	$109,566	$165,516

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$35	$34
Income taxes	$1,892	$597
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of secured convertible notes into 3,111,111 shares of Class A common stock	$—	$5,658
Conversion of convertible preferred stock into 537,000 shares of Class A common stock	$—	$1,611
Repurchase of common stock unpaid at end of period	$1,946	$—
Purchase of equipment and leasehold improvements unpaid at end of period	$5,366	$8,209
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$(3)	$(8)

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2011, and July 31, 2010

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

Basis of Presentation

The information set forth in these condensed consolidated financial statements is unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 13 and 26 weeks ended July 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”) for the fiscal year ended January 29, 2011.

Significant Accounting Policies

Short-Term Investments

The Company’s short-term investments consist of interest-bearing corporate bonds that are guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program, have maturities that are less than one year and are carried at amortized cost plus accrued income. Short-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. Short-term investments on the condensed consolidated balance sheet were $38.2 million at July 30, 2011. Any unrealized gains or losses on held-to-maturity investments are considered temporary and are not recorded unless an other than temporary impairment has occurred. Factors considered that could result in the necessity to impair include intention to sell, more likely than not being required to sell the security before recovery of the security’s amortized cost basis and whether the Company expects to recover the entire amortized cost basis of the security. The Company has considered all impairment factors and has determined that an other than temporary impairment has not occurred as of July 30, 2011.

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

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 and 26 weeks ended July 30, 2011, and July 31, 2010, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, the Company recorded non-cash charges of $1.1 million, $1.3 million, $1.0 million and $1.1 million during the 13 and 26 weeks ended July 30, 2011, and July 31, 2010, respectively, within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2011, and July 31, 2010

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

Income Taxes

During fiscal 2010, the Company determined it previously had interpreted federal tax rules incorrectly pertaining to expiration of charitable contribution carry forwards available to offset future taxable income. The Company also identified certain other minor errors in its deferred income taxes. As a result, the Company had overstated its net deferred tax assets and understated its accumulated deficit balance by approximately $6.6 million as of the fiscal quarter ended July 31, 2010. The Company has corrected deferred tax assets and stockholders’ equity on its accompanying condensed consolidated balance sheet as of July 31, 2010, from amounts previously reported.

A summary of the effects of this income tax correction is as follows:

	July 31, 2010
	As previously reported	As corrected
Deferred tax assets- long term	$46,909	$40,349
Total other assets	49,469	42,909
Total assets	374,430	367,870
Accumulated deficit	(22,585)	(29,145)
Total stockholders’ equity	278,663	272,103
Total liabilities and stockholders’ equity	374,430	367,870

The Company began fiscal 2011 with approximately $93.5 million of federal net operating loss (“NOL”) carry forwards available to offset taxable income in fiscal 2011 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code.

The Company’s effective income tax rate for the 13 and 26 weeks ended July 30, 2011, was approximately 34% and 39%. The Company expects a 39% effective income tax rate for fiscal 2011. Due to its expected utilization of federal and state NOL carry forwards during fiscal 2011, the Company anticipates cash income taxes for the fiscal year will be approximately 4.5% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred income taxes.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2011, and July 31, 2010

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

In May 2011, the FASB issued guidance on the application of fair value accounting where its use is already required or permitted by other standards within GAAP. The amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements. This guidance is effective during interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have any effect on its consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amendments provide an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied on a retrospective basis. The Company has not yet selected which presentation option it will apply. The adoption of this guidance will effect the presentation of its consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company had one stock incentive plan under which shares were available for grant at July 30, 2011: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of July 30, 2011; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan permits the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. An aggregate of 22,956,778 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of July 30, 2011, 3,154,441 shares were available for future grants.

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

For the 26 weeks ended July 30, 2011, and July 31, 2010

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	54.00%	59.00%	54.00%	59.00%
Risk-Free Interest Rate	0.91%	1.29%	1.31%	1.56%
Expected Life of Options (in Years)	3.3	3.3	3.3	3.3

The Company recorded compensation expense of $0.2 million, $0.4 million, $0.1 million and $0.1 million, in each case less than $0.01 per basic and diluted share, related to stock options outstanding during the 13 and 26 weeks ended July 30, 2011, and July 31, 2010, respectively.

At July 30, 2011, there was $2.9 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 2.7 years, representing the remaining vesting periods of such options through fiscal 2014.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 26 weeks ended July 30, 2011, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 29, 2011	3,280,857	$5.26
Granted	535,000	$4.10
Exercised	(175,003)	$2.84
Canceled	(424,549)	$8.52

Outstanding at July 30, 2011	3,216,305	$4.77	4.50	$3,116
Vested and expected to vest in the future at July 30, 2011	2,745,868	$4.95	4.29	$2,571
Exercisable at July 30, 2011	919,206	$7.49	1.93	$344

Options vested and expected to vest in the future is comprised of all options outstanding at July 30, 2011, net of estimated forfeitures. Additional information regarding stock options outstanding as of July 30, 2011, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of July 30, 2011	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of July 30, 2011	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 2.93	32,500	2.93	$2.78	20,834	$2.69
2.96 - 4.44	2,546,198	5.31	3.70	285,385	3.85
4.50 - 6.82	256,357	1.62	6.03	231,737	6.18
7.21 - 10.95	270,750	1.28	8.64	270,750	8.64
11.49 - 19.90	93,000	0.91	16.78	93,000	16.78
23.02 - 23.02	17,500	0.84	23.02	17,500	23.02

$ 1.81 - $23.02	3,216,305	4.50	$4.77	919,206	$7.49

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2011, and July 31, 2010

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The weighted-average grant-date fair value of options granted during the 13 and 26 weeks ended July 30, 2011, and July 31, 2010, was $1.69, $1.60, $1.65 and $1.91, respectively. The total intrinsic value for options exercised during the 13 and 26 weeks ended July 30, 2011, and July 31, 2010, was $0.3 million, $0.3 million, less than $0.1 million and $0.1 million, respectively.

Cash received from option exercises under all Plans for the 26 weeks ended July 30, 2011, and July 31, 2010, was $0.5 million and $0.2 million, respectively. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.

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

During the 26 weeks ended July 30, 2011, and July 31, 2010, the Company granted 430,635 and 213,900 shares, respectively, of restricted common stock to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during the 26 weeks ended July 30, 2011, and July 31, 2010, was $3.87 and $3.35 per share, respectively. The Company recorded approximately $0.4 million, $0.7 million, $0.3 million and $0.6 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 and 26 weeks ended July 30, 2011, and July 31, 2010, respectively.

During the 26 weeks ended July 30, 2011, and July 31, 2010, the Company granted 400,000 and no performance shares, respectively, under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during the 26 weeks ended July 30, 2011, which included consideration of the probability of such shares vesting, was $3.08 per share. The Company recorded compensation expense of $0.5 million and $0.9 million, and a compensation benefit of $0.2 million and $0.1 million during the 13 and 26 weeks ended July 30, 2011, and July 31, 2010, respectively, related to performance shares granted to officers.

The fair value of nonvested restricted common stock awards is equal to the closing trading price of the Company’s Class A common stock on the grant date. The fair value of nonvested performance shares is determined based on a number of factors, including the closing trading price of the Company’s Class A common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 26 weeks ended July 30, 2011:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 29, 2011	2,061,212	$3.06
Granted	830,635	$3.49
Vested	(179,572)	$3.35
Forfeited	(54,600)	$3.41

Nonvested at July 30, 2011	2,657,675	$3.17

The fair value of restricted common stock and performance shares that vested during the 26 weeks ended July 30, 2011, was $0.6 million.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2011, and July 31, 2010

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

At July 30, 2011, there was $6.4 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $3.5 million relates to restricted common stock and $2.9 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 2.0 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Cost of sales	$45	$(156)	$91	$(130)
Selling, general, and administrative expenses	1,015	259	1,869	749

Stock-based compensation	$1,060	$103	$1,960	$619

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

At July 30, 2011, the amount outstanding under the Facility consisted of $5.3 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit, and the Company had $28.2 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At July 30, 2011, the Company was in compliance with all covenant requirements related to the Facility.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2011, and July 31, 2010

(Unaudited)

NOTE 3 – Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants (Continued)

During the 26 weeks ended July 31, 2010, investors in the Company’s previously outstanding Secured Convertible Notes (the “Notes”) converted $4.7 million of the Notes into 3,111,111 shares of the Company’s Class A common stock. As a result of these conversions, the Company recorded non-cash interest charges of $2.1 million during the 26 weeks ended July 31, 2010, to write-off a ratable portion of unamortized debt discount and deferred financing costs associated with the Notes. Additionally, a ratable portion of accrued interest of $1.0 million was forfeited by a holder when the Notes were converted and it was written off to paid-in capital. The Company also provided the holder with a $0.7 million conversion inducement, which was recorded as an interest charge during the 26 weeks ended July 31, 2010. The Company also repurchased an insignificant remaining Note balance from another holder. As a result of these transactions, there were no longer any Notes outstanding as of July 31, 2010, and there was a satisfaction and discharge of the Company’s obligations under the Indenture governing the Notes.

During the 26 weeks ended July 31, 2010, certain investors exercised portions of outstanding common stock warrants, resulting in the issuance of 1,160,715 shares of the Company’s Class A common stock in exchange for $4.3 million of proceeds to the Company.

During the 26 weeks ended July 31, 2010, investors in the Company’s Series C Convertible Preferred Stock (the “Preferred Stock”) converted $1.6 million of Preferred Stock into 537,000 shares of the Company’s Class A common stock. As a result of this transaction, there was no longer any Preferred Stock outstanding as of July 31, 2010.

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount at July 30, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$109,566	$23,394	$86,172	$—
Short-term investments	38,230	—	38,243	—
Long-term tenant allowance receivables	836	—	—	836

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2011, and July 31, 2010

(Unaudited)

NOTE 4 – Fair Value Measurements (Continued)

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

Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. Certain money market funds are valued through the use of quoted market prices and are represented as Level 1. Other money market funds are valued at $1, which is generally the net asset value of these funds and are represented at Level 2. Short-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s short-term investments is determined based on quoted prices for similar instruments in active markets. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the long-term tenant allowance receivables was determined by discounting them to present value using an incremental borrowing rate of 9.26%, at the time of recording, over their five year collection period, and they are included in other assets within the condensed consolidated balance sheet.

The table below segregates all non-financial assets and liabilities as of July 30, 2011, January 29, 2011, and July 31, 2010, that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Carrying Amount at July 30, 2011	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$93,164	$—	$—	$93,164	$(1,316)

Total assets	$93,164	$—	$—	$93,164	$(1,316)

	Carrying Amount at January 29, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Long-lived assets held and used	$88,720	$—	$—	$88,720

Total assets	$88,720	$—	$—	$88,720

	Carrying Amount at July 31, 2010	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$87,029	$—	$—	$87,029	$(1,131)

Total assets	$87,029	$—	$—	$87,029	$(1,131)

The Company performs impairment tests whenever there are indicators of impairment. Refer to Note 1 for further information.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2011, and July 31, 2010

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

The dilutive effect of stock warrants was determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise are assumed to be used to purchase the Company’s Class A common stock at the average market price during the period. The dilutive effect of stock options is also determined using the “treasury stock” method, whereby proceeds from such exercise, unamortized compensation on share-based awards, and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase the Class A common stock at the average market price during the period.

The Notes and Preferred Stock were convertible into shares of Class A common stock. Both of these securities included rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, the Notes and Preferred Stock were considered to be participating securities requiring the use of the two-class method for the computation of earnings per share. For the dilutive computation, under the two-class method, determination of whether the Notes and Preferred Stock were dilutive was based on the application of the “if-converted” method. Although the Notes and Preferred Stock were fully converted and represented Class A common shares outstanding as of July 30, 2011, and July 31, 2010, they were included in the computation of diluted earnings for the 26 weeks ended July 31, 2010, with respect to the period they were outstanding prior to conversion. For the 26 weeks ended July 31, 2010, the effect of the Notes and Preferred Stock was not dilutive to the computation of diluted earnings per share.

While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the 13 and 26 weeks ended July 30, 2011, and July 31, 2010, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2011, and July 31, 2010

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

	13 Weeks Ended
	July 30, 2011			July 31, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$2,198			$1,615
Less: Undistributed earnings allocable to participating securities	(59)			(23)

Basic earnings per share	$2,139	95,731,926	$0.02	$1,592	100,257,750	$0.02

Diluted earnings per share:
Net income	$2,198			$1,615
Less: Undistributed earnings allocable to participating securities	(59)			(23)
Effect of dilutive securities		103,118			298,884

Diluted earnings per share	$2,139	95,835,044	$0.02	$1,592	100,556,634	$0.02

	26 Weeks Ended
	July 30, 2011			July 31, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$10,211			$4,757
Less: Undistributed earnings allocable to participating securities	(249)			(127)

Basic earnings per share	$9,962	97,324,336	$0.10	$4,630	98,756,560	$0.05

Diluted earnings per share:
Net income	$10,211			$4,757
Less: Undistributed earnings allocable to participating securities	(249)			(126)
Effect of dilutive securities		75,013			657,685

Diluted earnings per share	$9,962	97,399,349	$0.10	$4,631	99,414,245	$0.05

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2011, and July 31, 2010

(Unaudited)

NOTE 5 – Net Income Per Share (Continued)

The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would not have been dilutive.

	13-Week Period Ended		26-Week Period Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Stock options outstanding	2,253,002	1,558,143	2,490,845	1,502,585
Performance shares and nonvested restricted stock awards	2,659,099	1,481,180	2,433,945	1,538,774
Stock issuable upon conversion of secured convertible notes	—	—	—	991,453
Stock issuable upon conversion of preferred stock	—	—	—	168,181

Total	4,912,101	3,039,323	4,924,790	4,200,993

NOTE 6 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. As of July 30, 2011, the Company has accrued an amount equal to the settlement amount in accrued liabilities in its condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 22, 2003 through the present. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification in its entirety and denied Plaintiffs’ Motion For Leave to File An Amended Complaint. Plaintiffs have appealed both orders. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 30, 2011.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. Plaintiffs’ Motion for Class Certification and Defendants’ Motion to Strike Class Claims were filed on April 25, 2011, were heard by the Court on August 5, 2011, and on August 16, 2011, the court denied Plaintiffs’ Motion for Class Certification. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 30, 2011.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2011, and July 31, 2010

(Unaudited)

NOTE 6 – Commitments and Contingencies (Continued)

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”), requested information and records relevant to several charges of discrimination by the Company against employees of the Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. The Company is awaiting the results of the investigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 30, 2011.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On June 7, 2011, the Company filed a Petition for Coordination with the Judicial Council of California to coordinate this action with the Orange County action dated May 22, 2007. No hearing date has been set for the Coordination Motion. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 30, 2011.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of July 30, 2011, except as described in the paragraphs above, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

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

Information for the 13 and 26 weeks ended July 30, 2011, and July 31, 2010, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended July 30, 2011	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$125,033	$23,737	$—	$148,770
Percentage of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$10,280	$1,449	$(8,404)	$3,325
Depreciation and amortization expense	$3,929	$504	$381	$4,814
Interest income	$—	$—	$66	$66
Interest expense	$—	$—	$44	$44
Income (loss) before provision for income taxes	$10,280	$1,449	$(8,382)	$3,347

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2011, and July 31, 2010

(Unaudited)

NOTE 7 – Segment Reporting (Continued)

13 Weeks Ended July 31, 2010	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$108,875	$22,666	$—	$131,541
Percentage of consolidated net sales	83%	17%	—	100%
Operating income (loss)	$6,219	$2,676	$(6,291)	$2,604
Depreciation and amortization expense	$3,398	$370	$226	$3,994
Interest income	$—	$—	$85	$85
Interest expense	$—	$—	$25	$25
Income (loss) before provision for income taxes	$6,219	$2,676	$(6,231)	$2,664

26 Weeks Ended July 30, 2011	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$256,086	$48,724	$—	$304,810
Percentage of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$29,094	$4,014	$(16,457)	$16,651
Depreciation and amortization expense	$7,713	$1,044	$724	$9,481
Interest income	$—	$—	$138	$138
Interest expense	$—	$—	$87	$87
Income (loss) before provision for income taxes	$29,094	$4,014	$(16,406)	$16,702

26 Weeks Ended July 31, 2010	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$222,786	$46,517	$—	$269,303
Percentage of consolidated net sales	83%	17%	—	100%
Operating income (loss)	$20,548	$5,913	$(13,888)	$12,573
Depreciation and amortization expense	$6,764	$743	$481	$7,988
Interest income	$—	$—	$159	$159
Interest expense	$—	$—	$2,992	$2,992
Income (loss) before provision for income taxes	$20,548	$5,913	$(16,721)	$9,740

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

Wet Seal operating income during the 13 and 26 weeks ended July 30, 2011, and July 31, 2010, includes $0.6 million, $0.8 million, $1.0 million and $1.1 million, respectively, of asset impairment charges.

Arden B operating income during the 13 and 26 weeks ended July 30, 2011, includes $0.5 million and $0.5 million of asset impairment charges.

Corporate and Unallocated expenses during the 26 weeks ended July 31, 2010, include non-cash interest expense of $2.1 million as a result of accelerated write-off of remaining unamortized debt discount and deferred financing costs upon conversion of Notes and $0.7 million of interest expense for a conversion inducement associated with conversions of Notes and Preferred Stock.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 30, 2011, and July 31, 2010

(Unaudited)

NOTE 8 – Treasury Stock

On September 7, 2010, the Company’s Board of Directors authorized a program to repurchase up to $25.0 million of the outstanding shares of its Class A common stock from time to time in the open market or in privately negotiated transactions. On May 17, 2011, the Company’s Board of Directors authorized a $31.7 million increase to the existing stock repurchase program approved in September 2010, bringing the repurchase authorization up to $56.7 million. Up to June 13, 2011, the timing and number of shares repurchased were determined by the Company’s management based on its evaluation of market conditions and other factors. Effective June 13, 2011, the Company began to execute under this program pursuant to a securities purchase plan established by the Company under Securities and Exchange Commission Rule 10b5-1.

During the 26 weeks ended July 30, 2011, the Company repurchased 9,778,525 shares of its Class A common stock at an average market price of $4.39 per share, for a total cost, including commissions, of approximately $43.1 million, bringing the total repurchased under this program of 10,660,825 shares of its Class A common stock at a total of $46.1 million.

During August 2011, the Company repurchased 2,314,957 additional shares of its Class A common stock at an average market price of $4.57 per share, for a total cost, including commissions, of approximately $10.6 million, completing the stock repurchase program.

Effective August 16, 2011, the Company retired 24,242,219 shares of its Class A common stock held in treasury. In accordance with Delaware law and the terms of the Company’s certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto. The following discussion and analysis contains forward-looking statements. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, and/or which include words such as “believes,” “plans,” “intends,” “anticipates,” “estimates,” “expects,” “may,” “will,” or similar expressions. In addition, any statements concerning future financial performance, ongoing strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” As of July 30, 2011, we operated 542 retail stores in 47 states and Puerto Rico. Our products can also be purchased online through the websites of each of our operating segments, Wet Seal and Arden B.

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

Arden B. Arden B is a fashion brand at value price points for the contemporary woman. Arden B targets customers aged 25 to 35 years old and seeks to deliver contemporary collections of fashion and fashion basic separates and accessories for various aspects of the customers’ lifestyles.

We maintain a Web-based store located at www.wetseal.com, offering Wet Seal merchandise comparable to that carried in our stores, to customers over the Internet. We also maintain a Web-based store located at www.ardenb.com, offering Arden B merchandise comparable to that carried in our stores, to customers over the Internet. Our online stores are designed to serve as an extension of the in-store experience and offer a wide selection of merchandise, with the goal of expanding both online and in-store sales. We continue to develop our Wet Seal and Arden B websites to increase their effectiveness in marketing our brands. We do not consider our Web-based business to be a distinct reportable segment. The Wet Seal and Arden B reportable segments include, in addition to data from their respective stores, data from their respective Internet operations.

See Note 7 of the notes to condensed consolidated financial statements for financial information regarding segment reporting, which information is incorporated herein by reference.

Current Trends and Outlook

We continued to experience improvement in our financial results in the second quarter of fiscal 2011. However, the overall retail environment continues to be volatile, driven by several factors, including uncertainty regarding the economy, the lack of significant improvement in the U.S. housing market and high unemployment rates across all regions of the U.S. Although U.S. gross domestic product has shown growth since the third calendar quarter of 2009, the increases have been modest, unemployment rates remain high in the teen segment and throughout the U.S. overall, and we continue to experience a volatile, and generally weak, retail environment. In addition, we began to experience increased sourcing costs in the fourth quarter of fiscal 2010 and have seen further cost increases through second quarter of fiscal 2011 as a result of rising commodity prices, primarily for cotton, increased labor costs due to labor shortages in China, from which a majority of our merchandise is sourced, and increased fuel costs. We expect these sourcing cost pressures to continue in the second half of fiscal 2011. The rising value of the currency in China relative to the U.S. dollar may also have a further impact on future product costs.

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

Our comparable store sales increased 6.0% during the 13 weeks ended July 30, 2011, driven by a 6.2% comparable store sales increase in our Wet Seal division and a 5.0% comparable store sales increase in our Arden B division. The Wet Seal division’s comparable store sales increase was primarily driven by an increase in average dollar sale per transaction, driven by an increase in units purchased per customer and a slight increase in average unit selling price, partially offset by a slight decrease in transaction volume. The Arden B division comparable store sales increase was primarily driven by an increase in its average dollar sale per transaction, driven by an increase in average unit selling price, partially offset by a decline in units purchased per customer, and a slight decline in transaction volume. Our online sales declined 13.4% during the 13 weeks ended July 30, 2011, from the prior year as we implemented an initiative to reduce promotional levels and rebalance inventories more toward regular price versus clearance items in the online channel in an effort to better align online presentation with that of the stores. In the first half of August, during the important early weeks of back-to-school, we continue to experience mid-single digit positive comparable store sales on a consolidated basis.

We made progress on several key initiatives during the second quarter of fiscal 2011. We achieved merchandise margin improvement versus the prior year in the Wet Seal division due to reduced promotional markdowns as a result of what we believe to be an improved merchandise assortment and clearer promotional messaging in the stores, as well as a shift in sales mix toward jewelry and other accessories that generate higher merchandise margins.

Arden B experienced higher inventory shrink results offset by lower overall markdown levels during the second quarter of fiscal 2011 versus the prior year, resulting in a slight decline in merchandise margin performance. We believe that we are well positioned within our dress business at Arden B and that Arden B is a key dress destination for our customers. We expect to be well positioned in this category throughout fiscal 2011 to maximize sales opportunity.

Our top near-term strategic priority is to drive sales productivity improvement in our stores. To support sales productivity growth, we have established specific initiatives, including developing a culture of customer obsession, understanding and redefining our brands, evaluating our store designs to support our brands and enhance our customers’ shopping experience and focusing on increasing store personnel productivity through new training programs and streamlined operational tasks. Higher store productivity would allow us to attain higher positive comparable store sales growth. Other strategic priorities include improving upon Wet Seal merchandise margins, building upon the Arden B business to allow it to reach its full potential, and expanding our existing retail store base and online businesses. We are also focused on improving gross margins by optimizing sourcing of merchandise, enhancing our inventory planning and allocation functions and improving supply chain efficiency through better coordination among and within our vendor base, internal distribution and store operation organizations.

Store Openings and Closures

We continued to execute our Wet Seal store growth strategy by opening thirteen new Wet Seal stores and closing only three Wet Seal stores in the first half of 2011. We currently plan to open 28 to 30 Wet Seal stores in fiscal 2011 with a focus on malls and to a lesser extent, off-mall power center locations, and plan to close seven to ten Wet Seal stores in fiscal 2011 upon certain lease expirations.

We also currently intend to continue growing the Arden B store base conservatively, with approximately four new stores and one store closure planned in fiscal 2011.

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

Short-Term Investments

Our short-term investments consist of interest-bearing corporate bonds that are guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program, have maturities that are less than one year and are carried at amortized cost plus accrued income. Our short-term investments are carried at amortized cost due to our intent to hold to maturity. Short-term investments on the condensed consolidated balance sheet were $38.2 million at July 30, 2011. Any unrealized gains or losses on held-to-maturity investments are considered temporary and are not recorded unless an other than temporary impairment has occurred. Factors considered that could result in the necessity to impair include intention to sell, more likely than not being required to sell the security before recovery of the security’s amortized cost basis and whether we expect to recover the entire amortized cost basis of the security. We have considered all impairment factors and have determined that an other than temporary impairment has not occurred as of July 30, 2011.

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

At least quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Our evaluations during the 13 and 26 weeks ended July 30, 2011, and July 31, 2010, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would likely continue. As such, we recorded non-cash charges of $1.1 million, $1.3 million, $1.0 million and $1.1 million during the 13 and 26 weeks ended July 30, 2011, and July 31, 2010, respectively, within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

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

Accounting for Income Taxes

During fiscal 2010, we determined we previously had interpreted federal tax rules incorrectly pertaining to expiration of charitable contribution carry forwards available to offset future taxable income. We also identified certain other minor errors in our deferred income taxes. As a result, we had overstated our net deferred tax assets and understated our accumulated deficit balance by approximately $6.6 million as of the second quarter ended July 31, 2010. We have corrected deferred tax assets and stockholders’ equity on our accompanying condensed consolidated balance sheet as of July 31, 2010, from amounts previously reported.

We began fiscal 2011 with approximately $93.5 million of federal net operating loss (“NOL”) carry forwards available to offset taxable income in fiscal 2011 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code.

Our effective income tax rate for the 26 weeks ended July 30, 2011, was approximately 39%, which reflects our expected effective income tax rate for fiscal 2011. Due to our expected utilization of federal and state NOL carry forwards during fiscal 2011, we anticipate cash income taxes for the fiscal year will be approximately 4.5% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred incomes taxes.

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

In May 2011, the FASB issued guidance on the application of fair value accounting where its use is already required or permitted by other standards within GAAP. The amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements. This guidance is effective during interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have any effect on our consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amendments provide an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011 and should be applied on a retrospective basis. We have not yet selected which presentation option we will apply. The adoption of this guidance will effect the presentation of our consolidated financial statements.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.0	70.8	67.3	69.0

Gross margin	31.0	29.2	32.7	31.0
Selling, general, and administrative expenses	28.0	26.4	26.8	25.9
Asset impairment	0.8	0.8	0.4	0.4

Operating income	2.2	2.0	5.5	4.7
Interest income (expense), net	0.0	0.0	0.0	(1.1)

Income before provision for income taxes	2.2	2.0	5.5	3.6
Provision for income taxes	0.7	0.8	2.2	1.8

Net income	1.5%	1.2%	3.3%	1.8%

Thirteen Weeks Ended July 30, 2011, Compared to Thirteen Weeks Ended July 31, 2010

Net sales

13 Weeks Ended July 30, 2011	Change From Prior Fiscal Period	13 Weeks Ended July 31, 2010
($ in millions)
Net sales	$148.8	$17.3	13.1%	$131.5
Comparable store sales increase	6.0%

Net sales for the 13 weeks ended July 30, 2011, increased primarily as a result of the following:

•

An increase of 6.0% in comparable store sales resulting from a 7.3% increase in comparable store average dollar sales per transaction, partially offset by a 0.4% decrease in comparable store average transactions. Comparable store average dollar sales per transaction increased mainly due to a 5.7% increase in the number of units purchased per customer and a 0.8% increase in average unit retail prices.

•	An increase in number of stores open, from 508 stores as of July 31, 2010, to 542 stores as of July 30, 2011.

However, the increase in net sales was partially offset by:

•	A decrease of $1.2 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales.

Cost of sales

13 Weeks Ended July 30, 2011	Change From Prior Fiscal Period	13 Weeks Ended July 31, 2010
($ in millions)
Cost of sales	$102.7	$9.5	10.2%	$93.2
Percentage of net sales	69.0%	(1.8)%	70.8%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales as a percentage of net sales decreased due primarily to (i) an increase in merchandise margin as a result of lower markdown rates and favorable inventory shrink results in the Wet Seal division, partially offset by higher inventory shrink results in the Arden B division, (ii) a decrease in distribution costs due to the prior year including a loss on disposal charge as a result of equipment replaced by a new merchandise sorting system and a decrease in temporary labor as a result of efficiencies gained from the merchandise sorting system, and (iii) the leveraging effect on occupancy costs of positive comparable store sales. Cost of sales was negatively impacted by an increase in buying costs as the current year includes accrual of bonus expenses due to improved performance relative to incentive targets and the prior year included benefits related to reversal of bonus accruals due to declining performance and to stock compensation due to forfeitures.

Cost of sales increased primarily due to the 13.1% increase in net sales and an increase in occupancy cost as a result of the increase in number of stores.

Selling, general, and administrative expenses (SG&A)

13 Weeks Ended July 30, 2011	Change From Prior Fiscal Period	13 Weeks Ended July 31, 2010
($ in millions)
Selling, general, and administrative expenses	$41.7	$7.0	20.0%	$34.7
Percentage of net sales	28.0%	1.6%	26.4%

Our SG&A expenses are comprised of two components. Selling expenses include store and field support costs, including personnel, advertising and merchandise delivery costs as well as online sales order fulfillment costs. General and administrative expenses include the cost of corporate functions such as executives, legal, finance and accounting, information systems, e-commerce management, human resources, real estate and construction, loss prevention and other centralized services.

Selling expenses increased approximately $4.5 million from the prior year to $32.7 million. As a percentage of net sales, selling expense was 22.0% of net sales, or 50 basis points higher than a year ago.

The following contributed to the current year increase in selling expenses:

•	A $3.5 million increase in payroll and benefits costs as a result of increased sales volume;

•	A $0.4 million increase in merchandise delivery costs due to increased unit volume;

•	A $0.3 million increase in store supplies due to increased sales volume and replenishment of low store stock levels;

•	A $0.2 million increase in credit card fees due to increased sales volume, partially offset by a decline in average processing fees as a percent to sales; and

•

A $0.1 million net increase in advertising and marketing expenditures driven by a market research study being conducted to gain a better understanding of the Wet Seal and Arden B customer, offset by a decrease in internet marketing expenditures.

General and administrative expenses increased approximately $2.5 million from the prior year to $9.0 million. As a percentage of net sales, general and administrative expenses were 6.0%, or 100 basis points higher than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•

A $1.2 million increase in corporate incentive bonuses due to improved operating results, relative to incentive targets, in the current year, versus a reversal of bonus accruals due to declining performance relative to incentive targets in the prior year;

•	A $0.7 million increase in stock compensation expense primarily due to an increase in executive stock compensation;

•

A $0.5 million increase in corporate wages primarily due to a new chief operating officer position and an increased wage base for our newly appointed chief executive officer, and an increase in internet wages due to growth in our internet infrastructure to support efforts to increase sales volume;

•	A $0.2 million increase in depreciation due to our recently implemented retail merchandising system;

•	A $0.1 million increase in recruiting fees related to relocation costs for our new chief executive officer and chief operating officer; and

•	A $0.1 million net increase in other general and administrative expenses.

However, the increases in general and administrative expenses were partially offset by the following decrease:

•	A $0.3 million decrease in legal fees associated with various legal matters.

Asset impairment

	13 Weeks Ended July 30, 2011	Change From Prior Fiscal Period		13 Weeks Ended July 31, 2010
	($ in millions)
Asset impairment	$1.1	$0.1	1.5%	$1.0
Percentage of net sales	0.8%		0.0%	0.8%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended July 30, 2011, and July 31, 2010, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $1.1 million and $1.0 million, respectively.

Interest income (expense), net

	13 Weeks Ended July 30, 2011	Change From Prior Fiscal Period		13 Weeks Ended July 31, 2010
	($ in millions)
Interest income (expense), net	$0.0	$(0.1)	63.3%	$0.1
Percentage of net sales	0.0%		0.0%	0.0%

We generated interest income, net, of less than $0.1 million in the 13 weeks ended July 30, 2011, primarily from investments in cash, cash equivalents and short-term investments, and we generated interest income, net, of $0.1 million in the 13 weeks ended July 31, 2010, primarily from investments in cash and cash equivalents.

Provision for income taxes

	13 Weeks Ended July 30, 2011	Change From Prior Fiscal Period		13 Weeks Ended July 31, 2010
		($ in millions)
Provision for income taxes	$1.1	$0.1	9.5%	$1.0

Our effective income tax rate for the 13 weeks ended July 30, 2011, was approximately 34%, bringing our year-to-date effective income tax rate to 39%, which approximates our expected effective rate for fiscal 2011. Due to our expected utilization of federal and state NOL carry forwards during fiscal 2011, we anticipate cash income taxes for the fiscal year will be approximately 4.5% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred income taxes.

Segment Information

The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. In the tables below, Wet Seal and Arden B reportable segments include data from their respective stores and internet operations (internet operations is excluded from comparable store sales). Operating segment results include net sales, cost of sales, asset impairment and other direct store and field management expenses, with no allocation of corporate overhead or interest income or expense.

Wet Seal:

($ in thousands, except sales per square foot)	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010
Net sales	$125,033	$108,875
Percentage of consolidated net sales	84%	83%
Comparable store sales percentage increase (decrease) compared to the prior year fiscal quarter	6.2%	(4.3)%

($ in thousands, except sales per square foot)	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010
Operating income	$10,280	$6,219
Sales per square foot	$65	$61
Number of stores as of quarter end	460	432
Square footage as of quarter end	1,832	1,709

The comparable store sales increase during the 13 weeks ended July 30, 2011, was due primarily to an increase of 7.6% in average dollar sales per transaction, partially offset by a decrease of 0.4% in comparable store average transactions. The increase in comparable store average dollar sales per transaction resulted from a 7.1% increase in units purchased per customer and a 0.3% increase in our average unit retail prices. The net sales increase was attributable to the comparable store sales increase and an increase in the number of stores compared to the prior year, partially offset by a $0.4 million decrease in net sales in our internet business.

Wet Seal’s operating income increased to 8.2% of net sales during the 13 weeks ended July 30, 2011, from 5.7% of net sales during the 13 weeks ended July 31, 2010. The increase in operating income, as a percentage of sales, was due primarily to an increase in merchandise margin as a result of lower markdown rates, a decrease in inventory shrink and a decrease in occupancy costs due to the leveraging effect of positive comparable store sales. Additionally, during the 13 weeks ended July 30, 2011, and the 13 weeks ended July 31, 2010, operating income included asset impairment charges of $0.6 million and $1.0 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluation.

Arden B:

($ in thousands, except sales per square foot)	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010
Net sales	$23,737	$22,666
Percentage of consolidated net sales	16%	17%
Comparable store sales percentage increase (decrease) compared to the prior year fiscal quarter	5.0%	(4.5)%
Operating income	$1,449	$2,676
Sales per square foot	$85	$84
Number of stores as of quarter end	82	76
Square footage as of quarter end	253	230

The comparable store sales increase during the 13 weeks ended July 30, 2011, was due to a 5.5% increase in comparable store average dollar sales per transaction, partially offset by a 0.5% decrease in comparable store average transactions. The increase in the average dollar sale per transaction resulted from a 13.1% increase in our average unit retail prices, partially offset by a 7.2% decrease in units purchased per customer. The net sales increase was attributable to the comparable store sales increase and an increase in the number of stores compared to the prior year, partially offset by a $0.7 million decrease in net sales in our internet business.

Arden B generated operating income of 6.1% of net sales during the 13 weeks ended July 30, 2011, compared to operating income of 11.8% of net sales during the 13 weeks ended July 31, 2010. This decrease was due primarily to an increase in occupancy costs as a percentage of net sales as the prior year included benefits related to the allocation of rents for gross rent deals and an increase in payroll and benefits costs as a result of increased operational activities and inefficiency in controlling labor hours. Additionally, during the 13 weeks ended July 30, 2011, operating income included asset impairment charges of $0.5 million to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Twenty-Six Weeks Ended July 30, 2011, Compared to Twenty-Six Weeks Ended July 31, 2010

Net sales

26 Weeks Ended July 30, 2011	Change From Prior Fiscal Period	26 Weeks Ended July 31, 2010
($ in millions)
Net sales	$304.8	$35.5	13.2%	$269.3
Comparable store sales increase	6.5%

Net sales for the 26 weeks ended July 30, 2011, increased primarily as a result of the following:

•

An increase of 6.5% in comparable store sales resulting from a 5.3% increase in comparable store average dollar sales per transaction and a 1.7% increase in comparable store average transactions. Comparable store average dollar sales per transaction increased mainly due to a 5.7% increase in the number of units purchased per customer, partially offset by a 0.4% decrease in average unit retail prices.

•	An increase in number of stores open, from 508 stores as of July 31, 2010, to 542 stores as of July 30, 2011.

Cost of sales

26 Weeks Ended July 30, 2011	Change From Prior Fiscal Period	26 Weeks Ended July 31, 2010
($ in millions)
Cost of sales	$205.3	$19.5	10.5%	$185.8
Percentage of net sales	67.3%	(1.7)%	69.0%

Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin as a result of lower markdown rates and favorable inventory shrink results in the Wet Seal division, partially offset by higher markdown rates and higher inventory shrink results in the Arden B division, as compared to the prior year, and a decrease in occupancy costs as a result of the leveraging effect of positive comparable store sales.

Cost of sales increased primarily due to the 13.2% increase in net sales and an increase in occupancy cost as a result of the increase in number of stores.

Selling, general, and administrative expenses (SG&A)

26 Weeks Ended July 30, 2011	Change From Prior Fiscal Period	26 Weeks Ended July 31, 2010
($ in millions)
Selling, general, and administrative expenses	$81.6	$11.8	16.8%	$69.8
Percentage of net sales	26.8%	0.9%	25.9%

Selling expenses increased approximately $8.5 million from the prior year to $64.0 million. As a percentage of net sales, selling expense was 21.0% of net sales, or 40 basis points higher than a year ago.

The following contributed to the current year increase in selling expenses:

•	A $6.1 million increase in payroll and benefits costs as a result of increased sales volume;

•	A $0.7 million increase in merchandise delivery costs due to increased unit volume;

•	A $0.4 million increase in internet order fulfillment costs due to the prior year not including a reclassification of temporary fulfillment wages from the distribution center;

•	A $0.4 million increase in credit card fees due to increased sales volume, partially offset by a decline in average processing fees as a percent to sales;

•	A $0.4 million increase in store supplies due to increased sales volume and replenishment of low store stock levels;

•	A $0.3 million increase in bags and boxes usage due to increased sales volume and replenishment of low store stock levels; and

•

A $0.2 million net increase in advertising and marketing expenditures driven by a market research study being conducted to gain a better understanding of the Wet Seal and Arden B customer, offset by a decrease in internet marketing expenditures.

General and administrative expenses increased approximately $3.3 million from the prior year to $17.6 million. As a percentage of net sales, general and administrative expenses were 5.8%, or 50 basis points lower than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•	A $1.2 million increase in stock compensation expense primarily due to an increase in executive stock compensation;

•	A $1.1 million increase in corporate incentive bonuses due to improved operating results, relative to incentive targets, in the current year, versus not achieving incentive targets in the prior year;

•

A $0.9 million increase in corporate wages primarily due to a new chief operating officer position and an increased wage base for our newly appointed chief executive officer, and an increase in internet wages due to growth in our internet infrastructure to support efforts to increase sales volume;

•	A $0.3 million increase in recruiting fees related to our search for a new chief executive officer and chief operating officer;

•	A $0.3 million increase in depreciation due to our recently implemented retail merchandising system;

•	A $0.1 million increase in payroll processing service fees; and

•	A $0.2 million net increase in other general and administrative expenses.

However, the increases in general and administrative expenses were partially offset by the following decreases:

•	A $0.3 million decrease in audit fees due to a change in timing of services performed as compared to the prior year; and

•	A $0.5 million decrease in legal fees associated with various legal matters.

Asset impairment

	26 Weeks Ended July 30, 2011	Change From Prior Fiscal Period		26 Weeks Ended July 31, 2010
	($ in millions)
Asset impairment	$1.3	$0.2	16.4%	$1.1
Percentage of net sales	0.4%		0.0%	0.4%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 26 weeks ended July 30, 2011, and July 31, 2010, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $1.3 million and $1.1 million, respectively.

Interest income (expense), net

	26 Weeks Ended July 30, 2011	Change From Prior Fiscal Period		26 Weeks Ended July 31, 2010
	($ in millions)
Interest income (expense), net	$0.1	$2.9	101.8%	$(2.8)
Percentage of net sales	0.0%		1.1%	(1.1)%

We generated interest income, net, of $0.1 million in the 26 weeks ended July 30, 2011, primarily from investments in cash, cash equivalents and short-term investments.

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

•	Interest income of $0.1 million from investments in cash and cash equivalents.

Provision for income taxes

	26 Weeks Ended July 30, 2011	Change From Prior Fiscal Period		26 Weeks Ended July 31, 2010
		($ in millions)
Provision for income taxes	$6.5	$1.5	30.3%	$5.0

Our effective income tax rate for the 26 weeks ended July 30, 2011, was approximately 39%, reflecting our expected effective income tax rate for fiscal 2011. Due to our expected utilization of federal and state NOL carry forwards during fiscal 2011, we anticipate cash income taxes for the fiscal year will be approximately 4.5% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred income taxes.

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

Wet Seal:

($ in thousands, except sales per square foot)	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Net sales	$256,086	$222,786
Percentage of consolidated net sales	84%	83%
Comparable store sales percentage increase (decrease) compared to the prior year fiscal quarter	7.3%	(1.4)%
Operating income	$29,094	$20,548
Sales per square foot	$134	$126
Number of stores as of quarter end	460	432
Square footage as of quarter end	1,832	1,709

The comparable store sales increase during the 26 weeks ended July 30, 2011, was due primarily to an increase of 5.8% in average dollar sales per transaction and an increase of 2.0% in comparable store average transactions. The increase in comparable store average dollar sales per transaction resulted from a 6.3% increase in units purchased per customer, partially offset by a 0.7% decrease in our average unit retail prices. The net sales increase was attributable to the comparable store sales increase, the increase in the number of stores compared to the prior year, and a $0.5 million increase in net sales in our internet business.

Wet Seal’s operating income increased to 11.4% of net sales during the 26 weeks ended July 30, 2011, from 9.2% of net sales during the 26 weeks ended July 31, 2010. The increase in operating income, as a percentage of sales, was due primarily to an increase in merchandise margin as a result of lower markdown rates, a decrease in inventory shrink, and a decrease in occupancy costs due to the leveraging effect of positive comparable store sales. Additionally, during the 26 weeks ended July 30, 2011, and the 26 weeks ended July 31, 2010, operating income included asset impairment charges of $0.8 million and $1.1 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Arden B:

($ in thousands, except sales per square foot)	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Net sales	$48,724	$46,517
Percentage of consolidated net sales	16%	17%
Comparable store sales percentage increase compared to the prior year fiscal quarter	2.4%	0.1%
Operating income	$4,014	$5,913
Sales per square foot	$171	$172
Number of stores as of quarter end	82	76
Square footage as of quarter end	253	230

The comparable store sales increase during the 26 weeks ended July 30, 2011, was due to a 4.4% increase in comparable store average dollar sales per transaction, partially offset by a 1.9% decrease in comparable store average transactions. The increase in the average dollar sale per transaction resulted from a 15.3% increase in our average unit retail prices, partially offset by a 9.3% decrease in units purchased per customer. The net sales increase was attributable to the comparable store sales increase and the increase in the number of stores compared to the prior year, partially offset by a $0.5 million decrease in net sales in our internet business.

Arden B generated operating income of 8.2% of net sales during the 26 weeks ended July 30, 2011, compared to operating income of 12.7% of net sales during the 26 weeks ended July 31, 2010. This decrease was due primarily to a decrease in merchandise margin as a result of higher markdown rates, an increase in inventory shrink, an increase in occupancy costs as a percentage of net sales as the prior year included benefits related to the allocation of rents for gross rent deals and an increase in payroll and benefits costs as a result of increased operational activities and inefficiency in controlling labor hours. Additionally, during the 26 weeks ended July 30, 2011, operating income included asset impairment charges of $0.5 million to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Liquidity and Capital Resources

Net cash provided by operating activities was $27.0 million for the 26 weeks ended July 30, 2011, compared to $18.3 million for the same period last year. For the 26 weeks ended July 30, 2011, cash provided by operating activities was comprised of net income of $10.2 million and net non-cash charges, primarily depreciation and amortization, asset impairment, stock-based compensation and provision for deferred income taxes, of $19.1 million, partially offset by an increase in merchandise inventories over the increase of merchandise payables of $1.0 million and a net use of cash from changes in other operating assets and liabilities of $1.3 million. For the 26 weeks ending July 30, 2011, net cash used in investing activities of $2.1 million was comprised of $14.1 million of capital expenditures, primarily for remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations, the construction of new Wet Seal and Arden B stores, and investment in the development of our new retail merchandising system and an upgrade to our point-of-sale operating system, partially offset by $12.0 million of proceeds from the redemption of marketable securities upon maturity. Capital expenditures that remain unpaid as of July 30, 2011, have increased $1.2 million since the end of fiscal 2010. We expect to pay nearly all of the total balance of such amounts payable of $5.4 million during the third quarter of fiscal 2011.

We estimate that, in fiscal 2011, capital expenditures will be between $27.0 million and $28.0 million, of which approximately $17.0 million to $18.0 million is expected to be for the remodeling and/or relocation of existing Wet Seal and Arden B stores upon lease renewals and the construction of new Wet Seal and Arden B stores. We anticipate receiving approximately $5 million in landlord-tenant improvement allowances, resulting in net capital expenditures of between $22 million and $23 million.

For the 26 weeks ending July 30, 2011, net cash used by financing activities was $40.7 million, comprised of $41.2 million used to repurchase 9,378,525 shares of our Class A common stock, slightly offset by less than $0.5 million of proceeds from the exercise of stock options. Subsequent to July 30, 2011, we paid $1.9 million on the settlement dates for repurchases of 400,000 shares of our Class A common stock for which trades had been executed during our second fiscal quarter. On May 17, 2011, our Board of Directors authorized a $31.7 million increase to our existing stock repurchase program approved in September 2010, bringing the total repurchase authorization up to $56.7 million. During August 2011, we repurchased 2,314,957 additional shares of our Class A common stock for a total cost, including commissions, of approximately $10.6 million, representing completion of the stock repurchase program. Effective August 16, 2011, we retired

24,242,219 shares of our Class A common stock held in treasury. In accordance with Delaware law and the terms of our certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.

In March 2010, a holder of the Notes, Preferred Stock and Series E warrants converted $4.7 million in principal amount of the Notes into 3,111,111 shares of our Class A common stock and 1,611 shares of the Preferred Stock into 537,000 shares of our Class A common stock, and exercised Series E warrants into 625,000 shares of our Class A common stock for an exercise price of $2.3 million. As an inducement for the holder to undertake these conversions and/or exercises of the Notes, Preferred Stock and Series E warrants, we provided the holder with a $0.7 million inducement fee. We also repurchased an insignificant remaining Note balance from another holder. As a result of these transactions, there are no longer any remaining Notes and Preferred Stock outstanding and there was a satisfaction and discharge of our obligations under the Indenture governing the Notes.

On November 3, 2010, all of the Company’s remaining Series E Warrants expired unexercised. As a result, no warrants to acquire the Company’s Class A common stock remain outstanding.

Total cash, cash equivalents and investments at July 30, 2011, was $147.8 million compared to $176.1 million at January 29, 2011.

On February 3, 2011, we renewed, via amendment and restatement, our $35.0 million senior revolving credit facility with our existing lender (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in February 2016. Under the Facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including, under certain circumstances, covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, repurchase our common stock, close stores, and dispose of assets, without the lender’s consent. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of the greater of 10% of the aggregate amount of the Facility or $4.0 million. The annual interest rate on the revolving line of credit under the Facility is (i) the higher of the lender’s prime rate, the Federal funds rate plus 0.5% or the one month London InterBank Offered Rate (LIBOR) plus 1.0%, collectively referred to as the “Base Rate,” plus the applicable margin ranging from 0.5% to 1.0% or, (ii) if we elect, either the one, two, three or six months LIBOR plus a margin ranging from 1.5% to 2.0%. The applicable Base Rate or LIBOR margin is based on the level of average excess availability, as defined under the Facility, at the time of election, as adjusted quarterly. We also incur fees on outstanding letters of credit under the Facility at an annual rate equal to the applicable LIBOR margin for standby letters of credit and 23.0% of the applicable LIBOR margin for commercial letters of credit. Additionally, we are subject to commitment fees at an annual rate of 0.25% on the unused portion of the line of credit under the Facility.

Borrowings under the Facility are secured by cash, cash equivalents, investments, receivables and inventory held by us and our wholly owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility.

At July 30, 2011, the amount outstanding under the Facility consisted of $5.3 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit. At July 30, 2011, we had $28.2 million available for cash advances and/or for the issuance of additional letters of credit, and we were in compliance with all covenant requirements under the Facility.

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

We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through the second quarter of fiscal 2011 as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced and increasing fuel costs. We expect these sourcing cost pressures to continue in the second half of fiscal 2011. The rising value of the currency in China relative to the U.S. dollar may also have a further impact on future product costs. In response to the costs increases, we have evaluated and opportunistically adjusted our pricing in certain categories, are leveraging our large vendor base to lower costs and are assessing ongoing promotional strategies in efforts to maintain or improve upon historical merchandise margin levels. We will continue to diligently monitor our costs as well as the competitive pricing environment in order to mitigate potential margin erosion. However, we cannot be certain that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

As of July 30, 2011, we are not a party to any off-balance sheet arrangements, except for operating lease and purchase obligations as referenced in our Form 10-K for the fiscal year ended January 29, 2011 under “Commitments and Contingencies” and “Other Off-Balance Sheet Arrangements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At July 30, 2011, no borrowings were outstanding under the Facility. At July 30, 2011, the weighted average interest rate on borrowings under the Facility was 1.333%. Based upon a sensitivity analysis as of July 30, 2011, if we had average outstanding borrowings of $1 million during second quarter of fiscal 2011, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $1,250 for the second quarter of fiscal 2011.

As of July 30, 2011, we are not a party to any derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of July 30, 2011 would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 30, 2011.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 30, 2011, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. As of July 30, 2011, we have accrued an amount equal to the settlement amount in accrued liabilities in our condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us from May 22, 2003 through the present. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification in its entirety and denied Plaintiffs’ Motion For Leave to File An Amended Complaint. Plaintiffs have appealed both orders. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 30, 2011.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us from September 29, 2004 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. The case has been transferred to the complex panel of the San Francisco Superior Court for case management purposes. Plaintiffs’ Motion for Class Certification and Defendants’ Motion to Strike Class Claims were filed on April 25, 2011, were heard by the Court on August 5, 2011 and on August 16, 2011, the court denied Plaintiffs’ Motion for Class Certification. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 30, 2011.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”), requested information and records relevant to several charges of discrimination by our company against employees of our company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. We are awaiting the results of the investigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 30, 2011.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On June 7, 2011, we filed a Petition for Coordination with the Judicial Council of California to coordinate this action with the Orange County action dated May 22, 2007. No hearing date has been set for the Coordination Motion. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 30, 2011.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims, we have insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which we do not have insurance coverage. As of July 30, 2011, except as described in the paragraphs above, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2011 to May 28, 2011	—	—	—	$49,959,648
May 29, 2011 to July 2, 2011	5,529,132	$4.22	5,529,132	$26,549,619
July 3, 2011 to July 30, 2011	3,249,393	$4.90	3,249,393	$10,571,281

(1)

On September 7, 2010, our Board of Directors authorized a program to repurchase up to $25.0 million of the outstanding shares of our Class A common stock from time to time in the open market or in privately negotiated transactions. On May 17, 2011, our Board of Directors authorized a $31.7 million increase to the existing stock repurchase program approved in September 2010, bringing total repurchase authorization up to $56.7 million. Up to June 13, 2011, the timing and number of shares repurchased were determined by management based on their evaluation of market conditions and other factors. Effective June 13, 2011, we began to execute under this program pursuant to a securities purchase plan established by us under Securities and Exchange Commission Rule 10b5-1.

Pursuant to the above plans, we repurchased 8,778,525 shares of our Class A common stock, during the 13 weeks ended July 30, 2011, at an average market price of $4.47 per share, for a total cost, including commissions, of approximately $39.4 million, bringing the total repurchased under this program of 10,660,825 shares of our Class A common stock at a total of $46.1 million. No such repurchases occurred during fiscal May.

During August 2011 we repurchased 2,314,957 additional shares of our Class A common stock at an average market price of $4.57 per share, for a total cost, including commissions, of approximately $10.6 million, completing the stock repurchase program.

Effective August 16, 2011, we retired 24,242,219 shares of our Class A common stock held in treasury. In accordance with Delaware law and the terms of our certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1.1	Amendment to Employment Agreement, dated as of August 4, 2011, entered into between the Company and Mr. Seipel

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Wet Seal, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (REGISTRANT)

Date: August 26, 2011	By:	/s/ Susan P. McGalla
Susan P. McGalla
Chief Executive Officer

Date: August 26, 2011	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer