Form 10-Q
period 2011-10-29
WET SEAL INC
filed 2011-11-29
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at November 21, 2011, was 90,635,927. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at November 21, 2011.

THE WET SEAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets (Unaudited) as of October 29, 2011, January 29, 2011, and October 30, 2010	2

	Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended October 29, 2011, and October 30, 2010	4

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited) for the 39 Weeks Ended October 29, 2011, and October 30, 2010	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended October 29, 2011, and October 30, 2010	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Reserved	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

SIGNATURES		39

EXHIBIT 10.1.2

EXHIBIT 10.2

EXHIBIT 10.3

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

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 29, 2011	January 29, 2011	October 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,205	$125,362	$115,617
Short-term investments	25,056	50,690	25,350
Other receivables	3,081	1,941	2,140
Merchandise inventories	43,148	33,336	40,687
Prepaid expenses and other current assets	15,135	12,651	12,195
Deferred tax assets	19,649	19,649	19,600

Total current assets	212,274	243,629	215,589

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	124,339	115,712	115,485
Furniture, fixtures and equipment	80,148	75,395	78,162

	204,487	191,107	193,647
Less accumulated depreciation and amortization	(110,498)	(102,387)	(101,823)

Net equipment and leasehold improvements	93,989	88,720	91,824

LONG-TERM INVESTMENTS	—	—	25,919

OTHER ASSETS:
Deferred tax assets	25,395	33,255	37,891
Other assets	3,046	2,928	2,581

Total other assets	28,441	36,183	40,472

TOTAL ASSETS	$334,704	$368,532	$373,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$22,898	$20,455	$26,158
Accounts payable – other	11,409	11,571	17,320
Income taxes payable	—	60	—
Accrued liabilities	21,673	24,752	22,211
Current portion of deferred rent	3,222	3,338	3,297

Total current liabilities	59,202	60,176	68,986

LONG-TERM LIABILITIES:
Deferred rent	33,757	30,900	30,656
Other long-term liabilities	1,669	1,763	1,677

Total long-term liabilities	35,426	32,663	32,333

Total liabilities	94,628	92,839	101,319

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	October 29, 2011	January 29, 2011	October 30, 2010
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 90,660,347 shares issued and 90,642,957 outstanding at October 29, 2011; 113,736,844 shares issued and 101,603,911 shares outstanding at January 29, 2011; and 112,234,844 shares issued and 100,108,311 shares outstanding at October 30, 2010	9,066	11,374	11,223
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	238,175	323,324	325,400
Accumulated deficit	(7,373)	(21,332)	(26,584)
Treasury stock, 17,390 shares, 12,132,933 shares, and 12,126,533 shares, at cost, at October 29, 2011, January 29, 2011, and October 30, 2010, respectively	(77)	(37,963)	(37,963)
Accumulated other comprehensive income	285	290	409

Total stockholders’ equity	240,076	275,693	272,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$334,704	$368,532	$373,804

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$152,135	$146,401	$456,945	$415,704
Cost of sales	105,781	101,890	311,069	287,688

Gross margin	46,354	44,511	145,876	128,016
Selling, general, and administrative expenses	39,492	37,851	121,047	107,652
Asset impairment	733	1,595	2,049	2,726

Operating income	6,129	5,065	22,780	17,638

Interest income	57	84	195	243
Interest expense (Note 3)	(41)	(27)	(128)	(3,019)

Interest income (expense), net	16	57	67	(2,776)

Income before provision for income taxes	6,145	5,122	22,847	14,862
Provision for income taxes	2,397	2,561	8,888	7,544

Net income	$3,748	$2,561	$13,959	$7,318

Net income per share, basic (Note 5)	$0.04	$0.03	$0.14	$0.07

Net income per share, diluted (Note 5)	$0.04	$0.03	$0.14	$0.07

Weighted-average shares outstanding, basic	88,146,378	99,927,566	94,265,017	99,146,895

Weighted-average shares outstanding, diluted	88,244,855	99,950,790	94,351,425	99,446,077

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 29, 2011	113,736,844	$11,374	—	$—	$323,324	$(21,332)	$(37,963)		$290	$275,693
Net income	—	—	—	—	—	13,959	—	$13,959	—	13,959
Stock issued pursuant to long-term incentive plans	831,388	83	—	—	(83)	—	—	—	—	—
Stock-based compensation - directors and employees (Note 2)	—	—	—	—	3,172	—	—	—	—	3,172
Amortization of stock payment in lieu of rent	—	—	—	—	46	—	—	—	—	46
Exercise of stock options	334,334	33	—	—	1,038	—	—	—	—	1,071
Repurchase of common stock	—	—	—	—	—	—	(53,860)	—	—	(53,860)
Retirement of treasury stock	(24,242,219)	(2,424)	—	—	(89,322)	—	91,746	—	—	—
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(5)	(5)	(5)

Comprehensive income								$13,954

Balance at October 29, 2011	90,660,347	$9,066	—	$—	$238,175	$(7,373)	$(77)		$285	$240,076

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 30, 2010	106,889,150	$10,689	—	$—	$312,689	$(33,902)	$(29,758)		$421	$260,139
Net income	—	—	—	—	—	7,318	—	$7,318	—	7,318
Stock issued pursuant to long-term incentive plans	472,700	47	—	—	(47)	—	—	—	—	—
Stock-based compensation—directors and employees (Note 2)	—	—	—	—	1,426	—	—	—	—	1,426
Amortization of stock payment in lieu of rent	—	—	—	—	73	—	—	—	—	73
Exercise of stock options	64,168	6	—	—	200	—	—	—	—	206
Exercise of common stock warrants	1,160,715	116	—	—	4,155	—	—	—	—	4,271
Conversions of secured convertible notes into common stock (Note 3)	3,111,111	311	—	—	5,347	—	—	—	—	5,658
Conversions of convertible preferred stock into common stock (Note 3)	537,000	54	—	—	1,557	—	—	—	—	1,611
Repurchase of common stock	—	—	—	—	—	—	(8,205)	—	—	(8,205)
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(12)	(12)	(12)

Comprehensive income								$7,306

Balance at October 30, 2010	112,234,844	$11,223	—	$—	$325,400	$(26,584)	$(37,963)		$409	$272,485

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	39 Weeks Ended
	October 29, 2011	October 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,959	$7,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,427	12,315
Amortization of premium on investments	634	67
Amortization/acceleration of discount on secured convertible notes	—	2,083
Amortization of deferred financing costs	75	153
Amortization of stock payment in lieu of rent	46	73
Adjustment of derivatives to fair value	—	(20)
Interest added to principal of secured convertible notes	—	35
Conversion inducement fee (Note 3)	—	700
Loss on disposal of equipment and leasehold improvements	120	565
Asset impairment	2,049	2,726
Deferred income taxes	7,860	7,262
Stock-based compensation (Note 2)	3,172	1,426
Changes in operating assets and liabilities:
Other receivables	(1,140)	(1,734)
Merchandise inventories	(9,812)	(11,528)
Prepaid expenses and other current assets	(2,559)	(1,409)
Other non-current assets	(118)	3
Accounts payable and accrued liabilities	(878)	9,702
Income taxes payable	(60)	(47)
Deferred rent	2,741	2,391
Other long-term liabilities	(99)	(100)

Net cash provided by operating activities	30,417	31,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(21,785)	(22,366)
Investment in marketable securities	—	(51,263)
Proceeds from maturity of marketable securities	25,000	—

Net cash provided by (used in) investing activities	3,215	(73,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,071	206
Conversion inducement fee (Note 3)	—	(700)
Proceeds from exercise of common stock warrants	—	4,271
Repurchase of common stock	(53,860)	(8,205)

Net cash used in financing activities	(52,789)	(4,428)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,157)	(46,076)
CASH AND CASH EQUIVALENTS, beginning of period	125,362	161,693

CASH AND CASH EQUIVALENTS, end of period	$106,205	$115,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$53	$52
Income taxes	$1,996	$597
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of secured convertible notes into 3,111,111 shares of Class A common stock	$—	$5,658
Conversion of convertible preferred stock into 537,000 shares of Class A common stock	$—	$1,611
Retirement of treasury shares	$91,746	$—
Purchase of equipment and leasehold improvements unpaid at end of period	$4,256	$9,628
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$(5)	$(12)

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2011, and October 30, 2010

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 13 and 39 weeks ended October 29, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”) for the fiscal year ended January 29, 2011.

Significant Accounting Policies

Short-Term and Long-Term Investments

The Company’s short-term investments consist of interest-bearing corporate bonds that are guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program, have maturities that are less than one year and are carried at amortized cost plus accrued income. Short-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. Short-term investments on the condensed consolidated balance sheet were $25.1 million and $25.4 million at October 29, 2011 and October 30, 2010, respectively. Long-term investments on the condensed consolidated balance sheet were $25.9 million at October 30, 2010. Any unrealized gains or losses on held-to-maturity investments are considered temporary and are not recorded unless an other than temporary impairment has occurred. Factors considered that could result in the necessity to impair include intention to sell, more likely than not being required to sell the security before recovery of the security’s amortized cost basis and whether the Company expects to recover the entire amortized cost basis of the security. The Company has considered all impairment factors and has determined that an other than temporary impairment has not occurred as of October 29, 2011.

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

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 and 39 weeks ended October 29, 2011, and October 30, 2010, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, the Company recorded non-cash charges of $0.7 million, $2.0 million, $1.6 million and $2.7 million during the 13 and 39 weeks ended October 29, 2011, and October 30, 2010, respectively, within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2011, and October 30, 2010

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. If the Company’s sales growth, gross margin performance or other estimated operating results are not achieved at or above its forecasted level, or inflation exceeds the Company’s forecast and the Company is unable to recover such costs through price increases, the carrying value of certain of its retail stores may prove to be unrecoverable and the Company may incur additional impairment charges in the future.

Income Taxes

The Company began fiscal 2011 with approximately $93.5 million of federal net operating loss (“NOL”) carry forwards available to offset taxable income in fiscal 2011 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code.

The Company’s effective income tax rate for the 13 and 39 weeks ended October 29, 2011, was approximately 39%. The Company expects a 39% effective income tax rate for fiscal 2011. Due to its expected utilization of federal and state NOL carry forwards during fiscal 2011, the Company anticipates cash payment for income taxes for the fiscal year will be approximately 4.8% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred income taxes.

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

For the 39 weeks ended October 29, 2011, and October 30, 2010

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

NOTE 2 – Stock-Based Compensation

The Company had one stock incentive plan under which shares were available for grant at October 29, 2011: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of October 29, 2011; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan permits the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. An aggregate of 22,698,028 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of October 29, 2011, 2,819,254 shares were available for future grants.

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

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	54.00%	59.00%	54.00%	59.00%
Risk-Free Interest Rate	0.51%	0.90%	0.96%	0.95%
Expected Life of Options (in Years)	3.3	3.3	3.3	3.3

The Company recorded compensation expense of $0.3 million, $0.8 million, $0.1 million and $0.2 million, in each case less than $0.01 per basic and diluted share, related to stock options outstanding during the 13 and 39 weeks ended October 29, 2011, and October 30, 2010, respectively.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2011, and October 30, 2010

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

At October 29, 2011, there was $3.2 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 2.6 years, representing the remaining vesting periods of such options through fiscal 2014.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 39 weeks ended October 29, 2011, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 29, 2011	3,280,857	$5.26
Granted	993,000	4.16
Exercised	(334,334)	3.20
Canceled	(592,865)	7.74

Outstanding at October 29, 2011	3,346,658	4.70	4.43	$1,356
Vested and expected to vest in the future at October 29, 2011	2,858,114	4.85	4.27	1,145
Exercisable at October 29, 2011	920,361	$7.05	1.94	$233

Options vested and expected to vest in the future is comprised of all options outstanding at October 29, 2011, net of estimated forfeitures. Additional information regarding stock options outstanding as of October 29, 2011, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of October 29, 2011	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of October 29, 2011	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 2.93	32,500	2.68	$2.78	22,500	$2.71
2.96 - 4.44	2,692,968	5.14	3.78	341,339	3.68
4.50 - 6.82	288,690	1.88	5.86	224,022	6.20
7.21 - 10.95	222,000	1.30	8.19	222,000	8.19
11.49 - 19.90	93,000	0.66	16.78	93,000	16.78
23.02 - 23.02	17,500	0.59	23.02	17,500	23.02

$ 1.81 - $23.02	3,346,658	4.43	$4.70	920,361	$7.05

The weighted-average grant-date fair value of options granted during the 13 and 39 weeks ended October 29, 2011, and October 30, 2010, was $1.61, $1.55, $1.25 and $1.30, respectively. The total intrinsic value for options exercised during the 13 and 39 weeks ended October 29, 2011, and October 30, 2010, was $0.2 million, $0.5 million, less than $0.1 million and less than $0.1 million, respectively.

Cash received from option exercises under all Plans for the 39 weeks ended October 29, 2011, and October 30, 2010, was $1.1 million and $0.2 million, respectively. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.

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

During the 39 weeks ended October 29, 2011, and October 30, 2010, the Company granted 431,388 and 472,700 shares, respectively, of restricted common stock to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during the 39 weeks ended October 29, 2011, and October 30, 2010, was $3.87 and $3.22 per share, respectively. The Company recorded approximately $0.4 million, $1.0 million, $0.4 million and $1.1 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during the 13 and 39 weeks ended October 29, 2011, and October 30, 2010, respectively.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2011, and October 30, 2010

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

During the 39 weeks ended October 29, 2011, and October 30, 2010, the Company granted 400,000 and no performance shares, respectively, under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during the 39 weeks ended October 29, 2011, which included consideration of the probability of such shares vesting, was $3.08 per share. The Company recorded compensation expense of approximately $0.5 million, $1.4 million, $0.2 million and $0.1 million during the 13 and 39 weeks ended October 29, 2011, and October 30, 2010, respectively, related to performance shares granted to officers.

The fair value of nonvested restricted common stock awards is equal to the closing trading price of the Company’s Class A common stock on the grant date. The fair value of nonvested performance shares is determined based on a number of factors, including the closing trading price of the Company’s Class A common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 39 weeks ended October 29, 2011:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 29, 2011	2,061,212	$3.06
Granted	831,388	$3.49
Vested	(257,302)	$3.28
Forfeited	(80,620)	$4.06

Nonvested at October 29, 2011	2,554,678	$3.16

The fair value of restricted common stock and performance shares that vested during the 39 weeks ended October 29, 2011, was $1.0 million.

At October 29, 2011, there was $5.5 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $3.1 million relates to restricted common stock and $2.4 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.9 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Cost of sales	$98	$67	$189	$(63)
Selling, general, and administrative expenses	1,114	740	2,983	1,489

Stock-based compensation	$1,212	$807	$3,172	$1,426

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2011, and October 30, 2010

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

At October 29, 2011, the amount outstanding under the Facility consisted of $5.6 million in open documentary letters of credit related to merchandise purchases and $1.3 million in outstanding standby letters of credit, and the Company had $28.1 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At October 29, 2011, the Company was in compliance with all covenant requirements related to the Facility.

During the 39 weeks ended October 30, 2010, investors in the Company’s previously outstanding Secured Convertible Notes (the “Notes”) converted $4.7 million of the Notes into 3,111,111 shares of the Company’s Class A common stock. As a result of these conversions, the Company recorded non-cash interest charges of $2.1 million during the 39 weeks ended October 30, 2010, to write-off a ratable portion of unamortized debt discount and deferred financing costs associated with the Notes. Additionally, a ratable portion of accrued interest of $1.0 million was forfeited by a holder when the Notes were converted and it was written off to paid-in capital. The Company also provided the holder with a $0.7 million conversion inducement, which was recorded as an interest charge during the 39 weeks ended October 30, 2010. The Company also repurchased an insignificant remaining Note balance from another holder. As a result of these transactions, there were no longer any Notes outstanding as of October 30, 2010, and there was a satisfaction and discharge of the Company’s obligations under the indenture governing the Notes.

During the 39 weeks ended October 30, 2010, certain investors exercised portions of outstanding common stock warrants, resulting in the issuance of 1,160,715 shares of the Company’s Class A common stock in exchange for $4.3 million of proceeds to the Company.

During the 39 weeks ended October 30, 2010, investors in the Company’s Series C Convertible Preferred Stock (the “Preferred Stock”) converted $1.6 million of Preferred Stock into 537,000 shares of the Company’s Class A common stock. As a result of this transaction, there was no longer any Preferred Stock outstanding as of October 30, 2010.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2011, and October 30, 2010

(Unaudited)

NOTE 4 – Fair Value Measurements and Disclosures

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present fair value measurements of items held at cost for the Company’s financial instruments (in thousands):

	Carrying Amount at October 29, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$106,205	$11,916	$94,289	$—
Short-term investments	25,056	—	25,059	—
Long-term tenant allowance receivables	855	—	—	855

	Carrying Amount at January 29, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$125,362	$31,738	$93,624	$—
Short-term investments	50,690	—	50,686	—
Long-term tenant allowance receivables	798	—	—	798

	Carrying Amount at October 30, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$115,617	$22,435	$93,182	$—
Short-term investments	25,350	—	25,347	—
Long-term investments	25,919	—	25,904	—
Long-term tenant allowance receivables	780	—	—	780

Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. Certain money market funds are valued through the use of quoted market prices and are represented as Level 1. Other money market funds are valued at $1, which is generally the net asset value of these funds and are represented at Level 2. Units are redeemable on a daily basis and redemption requests generally can be received the same day as the effective date. The Company’s short-term investments consist of interest-bearing corporate bonds that are guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program, have maturities that are less than one year and are carried at amortized cost plus accrued income. Short-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s short-term investments is determined based on quoted prices for similar instruments in active markets. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the long-term tenant allowance receivables was determined by discounting them to present value using an incremental borrowing rate of 9.26%, at the time of recording, over their five year collection period, and they are included in other assets within the condensed consolidated balance sheet.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2011, and October 30, 2010

(Unaudited)

NOTE 4 – Fair Value Measurements and Disclosures (Continued)

The table below segregates all non-financial assets and liabilities as of October 29, 2011, January 29, 2011, and October 30, 2010, that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Carrying Amount at October 29, 2011	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$93,989	$—	$—	$93,989	$(2,049)

Total assets	$93,989	$—	$—	$93,989	$(2,049)

	Carrying Amount at January 29, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Long-lived assets held and used	$88,720	$—	$—	$88,720

Total assets	$88,720	$—	$—	$88,720

	Carrying Amount at October 30, 2010	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$91,824	$—	$—	$91,824	$(2,726)

Total assets	$91,824	$—	$—	$91,824	$(2,726)

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

The Notes and Preferred Stock were convertible into shares of Class A common stock. Both of these securities included rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, the Notes and Preferred Stock were considered to be participating securities requiring the use of the two-class method for the computation of earnings per share. For the dilutive computation, under the two-class method, determination of whether the Notes and Preferred Stock were dilutive was based on the application of the “if-converted” method. Although the Notes and Preferred Stock were fully converted and represented Class A common shares outstanding as of October 29, 2011, and October 30, 2010, they were included in the computation of diluted earnings for the 39 weeks ended October 30, 2010, with respect to the period they were outstanding prior to conversion. For the 39 weeks ended October 30, 2010, the effect of the Notes and Preferred Stock was not dilutive to the computation of diluted earnings per share.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2011, and October 30, 2010

(Unaudited)

NOTE 5 – Net Income Per Share (Continued)

While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the 13 and 39 weeks ended October 29, 2011, and October 30, 2010, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

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

	13 Weeks Ended
	October 29, 2011			October 30, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$3,748			$2,561
Less: Undistributed earnings allocable to participating securities	(107)			(40)

Basic earnings per share	$3,641	88,146,378	$0.04	$2,521	99,927,566	$0.03

Diluted earnings per share:
Net income	$3,748			$2,561
Less: Undistributed earnings allocable to participating securities	(106)			(40)
Effect of dilutive securities		98,477			23,224

Diluted earnings per share	$3,642	88,244,855	$0.04	$2,521	99,950,790	$0.03

	39 Weeks Ended
	October 29, 2011			October 30, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$13,959			$7,318
Less: Undistributed earnings allocable to participating securities	(359)			(170)

Basic earnings per share	$13,600	94,265,017	$0.14	$7,148	99,146,895	$0.07

Diluted earnings per share:
Net income	$13,959			$7,318
Less: Undistributed earnings allocable to participating securities	(358)			(169)
Effect of dilutive securities		86,408			299,182

Diluted earnings per share	$13,601	94,351,425	$0.14	$7,149	99,446,077	$0.07

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2011, and October 30, 2010

(Unaudited)

NOTE 5 – Net Income Per Share (Continued)

The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would not have been dilutive.

	13-Week Period Ended		39-Week Period Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Stock options outstanding	2,598,282	1,970,107	2,466,663	1,900,023
Performance shares and nonvested restricted stock awards	2,588,704	1,594,590	2,485,530	1,582,784
Stock issuable upon conversion of secured convertible notes	—	—	—	660,969
Stock issuable upon conversion of preferred stock	—	—	—	112,121
Stock issuable upon exercise of Series E warrants	—	4,931,401	—	—

Total	5,186,986	8,496,098	4,952,193	4,255,897

NOTE 6 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. As of October 29, 2011, the Company has accrued an amount equal to the settlement amount in accrued liabilities in its condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 22, 2003 through the present. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and Wage Orders of the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification and Motion For Leave to File An Amended Complaint. Plaintiffs have appealed both orders. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 29, 2011.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On August 16, 2011, the court denied Plaintiffs’ Motion for Class Certification. Plaintiffs have appealed. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 29, 2011.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by the Company against employees of the Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. The Company is awaiting the results of the investigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 29, 2011.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2011, and October 30, 2010

(Unaudited)

NOTE 6 – Commitments and Contingencies (Continued)

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. The Company has filed a Motion to Compel Arbitration and, in the alternative, a Motion to Transfer Venue to the County of Orange, in which the action dated May 22, 2007 is pending. Each of these motions is currently pending. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 29, 2011.

On October 27, 2011 a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees who were employed in California during the time period from October 27, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 29, 2011.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims, the Company has insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which the Company does not have insurance coverage. As of October 29, 2011, except as described in the paragraphs above, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

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

Information for the 13 and 39 weeks ended October 29, 2011, and October 30, 2010, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended October 29, 2011	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$131,216	$20,919	$—	$152,135
Percentage of consolidated net sales	86%	14%	—	100%
Operating income (loss)	$13,667	$(1,011)	$(6,527)	$6,129
Depreciation and amortization expense	$4,032	$528	$387	$4,947
Interest income	$—	$—	$57	$57
Interest expense	$—	$—	$41	$41
Income (loss) before provision for income taxes	$13,667	$(1,011)	$(6,511)	$6,145

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2011, and October 30, 2010

(Unaudited)

NOTE 7 – Segment Reporting (Continued)

13 Weeks Ended October 30, 2010	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$125,475	$20,926	$—	$146,401
Percentage of consolidated net sales	86%	14%	—	100%
Operating income (loss)	$12,509	$117	$(7,561)	$5,065
Depreciation and amortization expense	$3,732	$371	$224	$4,327
Interest income	$—	$—	$84	$84
Interest expense	$—	$—	$27	$27
Income (loss) before provision for income taxes	$12,509	$117	$(7,504)	$5,122

39 Weeks Ended October 29, 2011	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$387,302	$69,643	$—	$456,945
Percentage of consolidated net sales	85%	15%	—	100%
Operating income (loss)	$42,760	$3,000	$(22,980)	$22,780
Depreciation and amortization expense	$11,744	$1,572	$1,111	$14,427
Interest income	$—	$—	$195	$195
Interest expense	$—	$—	$128	$128
Income (loss) before provision for income taxes	$42,760	$3,000	$(22,913)	$22,847

39 Weeks Ended October 30, 2010	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$348,260	$67,444	$—	$415,704
Percentage of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$33,054	$6,029	$(21,445)	$17,638
Depreciation and amortization expense	$10,500	$1,111	$704	$12,315
Interest income	$—	$—	$243	$243
Interest expense	$—	$—	$3,019	$3,019
Income (loss) before provision for income taxes	$33,054	$6,029	$(24,221)	$14,862

The “Corporate and Unallocated” column is presented solely to allow for reconciliation of segment contribution to consolidated operating income, interest income, interest expense and income before provision for income taxes. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense. The application of accounting policies for segment reporting is consistent with the application of accounting policies for corporate reporting.

Wet Seal operating income during the 13 and 39 weeks ended October 29, 2011, and October 30, 2010, includes $0.2 million, $1.0 million, $1.0 million and $2.1 million, respectively, of asset impairment charges.

Arden B operating income during the 13 and 39 weeks ended October 29, 2011, and October 30, 2010, includes $0.5 million, $1.0 million, $0.6 million and $0.6 million, respectively, of asset impairment charges.

Corporate and Unallocated expenses during the 39 weeks ended October 30, 2010, include non-cash interest expense of $2.1 million as a result of accelerated write-off of remaining unamortized debt discount and deferred financing costs upon conversion of Notes and $0.7 million of interest expense for a conversion inducement associated with conversions of Notes and Preferred Stock.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 29, 2011, and October 30, 2010

(Unaudited)

NOTE 8 – Treasury Stock

On September 7, 2010, the Company’s Board of Directors authorized a program to repurchase up to $25.0 million of the outstanding shares of its Class A common stock from time to time in the open market or in privately negotiated transactions. On May 17, 2011, the Company’s Board of Directors authorized a $31.7 million increase to this stock repurchase program, bringing the repurchase authorization up to $56.7 million. Up to June 13, 2011, the timing and number of shares repurchased were determined by the Company’s management based on its evaluation of market conditions and other factors. Effective June 13, 2011, the Company began to execute under this program pursuant to a securities purchase plan established by the Company under Securities and Exchange Commission Rule 10b5-1.

During the 39 weeks ended October 29, 2011, the Company repurchased 12,093,482 shares of its Class A common stock at an average market price of $4.43 per share, for a total cost, including commissions, of approximately $53.7 million, bringing the total repurchased under this program of 12,975,782 shares of its Class A common stock at a total of $56.7 million, completing the stock repurchase program. Additionally, employees of the Company tendered 28,394 shares of the Company’s Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations for a total cost of approximately $0.2 million.

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

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 35 years old. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” As of October 29, 2011, we operated 550 retail stores in 47 states and Puerto Rico. Our products can also be purchased online through the websites of each of our operating segments, Wet Seal and Arden B.

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

Wet Seal. Wet Seal is a junior apparel brand for teenage girls who seek fashionable clothing at a value, with a target customer age range of 13 to 19 years old. Wet Seal seeks to provide its customer base with a balance of fashionable and fashion basic apparel and accessories that are affordably priced.

Arden B. Arden B is a fashion brand at value price points for the contemporary woman. Arden B targets customers aged 25 to 35 years old and seeks to deliver unique contemporary fashion and fashion basic separates and accessories for various aspects of the customers’ lifestyles.

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

Current Trends and Outlook

Our third quarter financial results were comparable with the prior year. The overall retail environment continues to be volatile, driven by several factors, including uncertainty regarding the economy, the lack of significant improvement in the U.S. housing market and high unemployment rates across all regions of the U.S. Gross domestic product growth in the U.S. has been modest, unemployment rates remain high in the teen segment and throughout the U.S. overall, and we continue to experience a volatile, and generally weak, retail environment. As a result, the third quarter of fiscal 2011 represented a very aggressive promotional environment with consumer spending heavily focused on promotion and clearance buying, which contributed to a slowdown in our rate of merchandise margin improvement as compared to the first half of this year. In addition, we began to experience increased sourcing costs in the fourth quarter of fiscal 2010 and have seen further cost increases through third quarter of fiscal 2011 as a result of rising commodity prices, primarily for cotton, increased labor costs due to labor shortages in China, from which a majority of our merchandise is sourced, and increased fuel costs. We expect these sourcing cost pressures to continue in the fourth quarter of fiscal 2011. The rising value of the currency in China relative to the U.S. dollar may also have a further impact on future product costs.

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

Our comparable store sales decreased 0.9% during the 13 weeks ended October 29, 2011, driven by a 0.1% comparable store sales decrease in our Wet Seal division and a 6.3% comparable store sales decrease in our Arden B division. The Wet Seal division’s comparable store sales decrease was primarily driven by an decrease in transaction volume, partially offset by an increase in average dollar sales per transaction, driven by an increase in units purchased per customer, partially offset by a decrease in average unit selling price. At Wet Seal, after positive momentum continued in our business through the back-to-school shopping period through August and into early September, business became more challenging as we transitioned to fall, as our merchandise assortment for the season did not perform to our expectations. We also eliminated Halloween costumes and related merchandise from our Wet Seal stores this year, which we believe was an appropriate strategic decision to allow us to maintain a more brand-right fashion assortment in the stores, but also challenged sales results in October. The

Arden B division comparable store sales decrease was primarily driven by a decline in transaction volume and units purchased per customer, partially offset by an increase in its average dollar sales per transaction, driven by an increase in average unit selling price. At Arden B, our dress and jewelry businesses were strong, but performance was below our expectations in other apparel and accessory categories. Our combined online sales declined 23% and 9% during the 13 and 39 weeks ended October 29, 2011, respectively, from the prior year as we continued an initiative to reduce promotional levels and rebalance inventories more toward regular price versus clearance items in the online channel in an effort to better align online presentation with that of the stores.

We made progress on several key initiatives during the third quarter of fiscal 2011. We continued to drive merchandise margin improvement versus the prior year in both the Wet Seal and Arden B divisions, despite increasing merchandise costs and the promotional competitive environment in the third quarter of fiscal 2011, by effectively planning and managing the level and depth of promotional markdowns. We also remained focused on providing clearer promotional messaging in the stores.

Our top near-term strategic priority is to drive sales productivity improvement in our stores. To support sales productivity growth, we have established specific initiatives, including developing a culture of customer obsession, understanding and redefining our brands, evaluating our store designs to support our brands and enhance our customers’ shopping experience and focusing on increasing store personnel productivity through new training programs and streamlined operational tasks. Higher store productivity would allow us to attain higher positive comparable store sales growth. Other strategic priorities include continuing to improve upon Wet Seal merchandise margins, building upon the Arden B business to allow it to reach its full potential, and expanding our existing retail store base and online businesses. We are also focused on improving gross margins by optimizing sourcing of merchandise, enhancing our inventory planning and allocation functions and improving supply chain efficiency through better coordination among and within our vendor base, internal distribution and store operation organizations. Although we have embarked on the strategic initiatives and priorities above, there is much work ahead of us to ensure the successful implementation of our strategy and to realize significant benefits to the business.

Store Openings and Closures

We continued to execute our store growth strategy by opening 19 new Wet Seal stores and closing five Wet Seal stores, and opening four new Arden B stores and closing one Arden B store, during the 39 weeks ended October 29, 2011. We currently plan to open a total of 28 Wet Seal stores in fiscal 2011 with a focus on malls and to a lesser extent, off-mall power center locations, and plan to close a total of six Wet Seal stores in fiscal 2011 upon certain lease expirations.

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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-

based compensation, accounting for income taxes and insurance reserves. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The following updates the Form 10-K discussions of our critical accounting policies for short-term and long-term investments, long-lived assets and accounting for income taxes.

Short-Term and Long-Term Investments

Our short-term investments consist of interest-bearing corporate bonds that are guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program, have maturities that are less than one year and are carried at amortized cost plus accrued income. Our short-term investments are carried at amortized cost due to our intent to hold to maturity. Short-term investments on the condensed consolidated balance sheet were $25.1 million and $25.4 million at October 29, 2011 and October 30, 2010, respectively. Long-term investments on the condensed consolidated balance sheet were $25.9 million at October 30, 2010. Any unrealized gains or losses on held-to-maturity investments are considered temporary and are not recorded unless an other than temporary impairment has occurred. Factors considered that could result in the necessity to impair include intention to sell, more likely than not being required to sell the security before recovery of the security’s amortized cost basis and whether we expect to recover the entire amortized cost basis of the security. We have considered all impairment factors and have determined that an other than temporary impairment has not occurred as of October 29, 2011.

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

At least quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Our evaluations during the 13 and 39 weeks ended October 29, 2011, and October 30, 2010, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would likely continue. As such, we recorded non-cash charges of $0.7 million, $2.0 million, $1.6 million and $2.7 million during the 13 and 39 weeks ended October 29, 2011, and October 30, 2010, respectively, within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

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

Our effective income tax rate for the 39 weeks ended October 29, 2011, was approximately 39%, which reflects our expected effective income tax rate for fiscal 2011. Due to our expected utilization of federal and state NOL carry forwards during fiscal 2011, we anticipate cash payment for income taxes for the fiscal year will be approximately 4.8% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred incomes taxes.

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

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.5	69.6	68.1	69.2

Gross margin	30.5	30.4	31.9	30.8
Selling, general, and administrative expenses	26.0	25.8	26.5	25.9
Asset impairment	0.5	1.1	0.4	0.7

Operating income	4.0	3.5	5.0	4.2
Interest income (expense), net	0.0	0.0	0.0	(0.6)

Income before provision for income taxes	4.0	3.5	5.0	3.6
Provision for income taxes	1.5	1.8	1.9	1.8

Net income	2.5%	1.7%	3.1%	1.8%

Thirteen Weeks Ended October 29, 2011, Compared to Thirteen Weeks Ended October 30, 2010

Net sales

13 Weeks Ended October 29, 2011	Change From Prior Fiscal Period	13 Weeks Ended October 30, 2010
($ in millions)
Net sales	$152.1	$5.7	3.9%	$146.4
Comparable store sales decrease	(0.9)%

Net sales for the 13 weeks ended October 29, 2011, increased primarily as a result of an increase in number of stores open, from 522 stores as of October 30, 2010, to 550 stores as of October 29, 2011.

However, the increase in net sales was partially offset by:

•

A decrease of 0.9% in comparable store sales resulting from a 7.9% decrease in comparable store average transactions, partially offset by an 8.1% increase in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction increased mainly due to a 13.1% increase in the number of units purchased per customer, partially offset by a 5.1% decrease in average unit retail prices; and

•	A decrease of $2.5 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales.

Cost of sales

13 Weeks Ended October 29, 2011	Change From Prior Fiscal Period	13 Weeks Ended October 30, 2010
($ in millions)
Cost of sales	$105.8	$3.9	3.8%	$101.9
Percentage of net sales	69.5%	(0.1)%	69.6%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales as a percentage of net sales slightly decreased due primarily to (i) an increase in merchandise margin as a result of higher initial markup rates and favorable inventory shrink estimates in the Wet Seal division, partially offset by higher markdown rates in the Wet Seal division and slightly higher inventory shrink estimates in the Arden B division, and (ii) a decrease in distribution costs due to a decrease in temporary labor as a result of efficiencies gained from a merchandise sorting system installed in fiscal 2010. This decrease was offset by an increase in occupancy costs due to the deleveraging effect of negative comparable store sales as well as an increase in rent and common area maintenance for newly opened stores, partially offset by a reversal of a reserve for prior year common area maintenance adjustments upon conducting an annual review of such balances.

Cost of sales increased primarily due to the 3.9% increase in net sales and an increase in occupancy cost as a result of the increase in number of stores.

Selling, general, and administrative expenses (SG&A)

13 Weeks Ended October 29, 2011	Change From Prior Fiscal Period	13 Weeks Ended October 30, 2010
($ in millions)
Selling, general, and administrative expenses	$39.5	$1.6	4.3%	$37.9
Percentage of net sales	26.0%	0.2%	25.8%

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

Selling expenses increased approximately $2.3 million from the prior year to $32.3 million. As a percentage of net sales, selling expense was 21.3% of net sales, or 80 basis points higher than a year ago.

The following contributed to the current year increase in selling expenses:

•

A $2.8 million increase in payroll and benefits costs as a result of increased sales volume and an increase in number of stores open, from 522 stores as of October 30, 2010, to 550 stores as of October 29, 2011;

•	A $0.1 million increase in store supplies due to increased sales volume and replenishment of low store stock levels; and

•

A $0.1 million net increase in advertising and marketing expenditures driven by a market research study being conducted to gain a better understanding of the Wet Seal and Arden B customer, offset by a decrease in internet marketing expenditures.

However, the increases in selling expenses were partially offset by the following decreases:

•	A $0.4 million decrease in internet production costs as a result of decreased internet sales volume;

•	A $0.2 million decrease in merchandise delivery costs due to a decrease in average product weight and lower air shipment costs, compared to the prior year; and

•	A $0.1 million decrease in other selling expenses.

General and administrative expenses decreased approximately $0.7 million from the prior year to $7.2 million. As a percentage of net sales, general and administrative expenses were 4.7%, or 60 basis points lower than a year ago.

The following contributed to the current year decrease in general and administrative expenses:

•	A $1.5 million reversal in corporate incentive bonuses due to a decline in estimated annual operating results, relative to incentive targets, during the quarter;

•	A $0.3 million decrease in legal fees associated with various legal matters;

•	A $0.2 million decrease in recruiting fees as the prior year included fees related to a search for our new chief executive officer; and

•	A $0.2 million increase in other income due to the receipt of insurance proceeds from a flooded Wet Seal store.

However, the decreases in general and administrative expenses were partially offset by the following increases:

•

A $0.6 million increase in corporate wages, primarily due to a new chief operating officer position and an increased wage base for our newly appointed chief executive officer, and an increase in internet wages due to growth in our internet infrastructure to support efforts to increase sales volume;

•	A $0.4 million increase in stock compensation expense, primarily due to an increase in executive stock compensation;

•	A $0.2 million increase in computer maintenance costs;

•	A $0.2 million increase in depreciation due to our recently implemented retail merchandising system; and

•	A $0.1 million net increase in other general and administrative expenses.

Asset impairment

	13 Weeks Ended October 29, 2011	Change From Prior Fiscal Period		13 Weeks Ended October 30, 2010
	($ in millions)
Asset impairment	$0.7	$(0.9)	(54.0)%	$1.6
Percentage of net sales	0.5%		(0.6)%	1.1%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended October 29, 2011, and October 30, 2010, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $0.7 million and $1.6 million, respectively.

Interest income, net

	13 Weeks Ended October 29, 2011	Change From Prior Fiscal Period		13 Weeks Ended October 30, 2010
	($ in millions)
Interest income, net	$0.0	$(0.1)	71.9%	$0.1
Percentage of net sales	0.0%		0.0%	0.0%

We generated interest income, net, of less than $0.1 million in the 13 weeks ended October 29, 2011, primarily from investments in cash, cash equivalents and short-term investments, and we generated interest income, net, of $0.1 million in the 13 weeks ended October 30, 2010, primarily from cash and cash equivalents, and short-term and long-term investments.

Provision for income taxes

	13 Weeks Ended October 29, 2011	Change From Prior Fiscal Period		13 Weeks Ended October 30, 2010
		($ in millions)
Provision for income taxes	$2.4	$(0.2)	(6.4)%	$2.6

Our effective income tax rate for the 13 weeks ended October 29, 2011, was approximately 39%, which approximates our expected effective rate for fiscal 2011. Due to our expected utilization of federal and state NOL carry forwards during fiscal 2011, we anticipate cash payment for income taxes for the fiscal year will be approximately 4.8% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred income taxes.

In the third quarter of fiscal 2010, we incurred a 50% effective income tax rate, which was significantly higher than the rate in fiscal 2009 primarily as a result of the reversal of our deferred tax asset valuation allowance at the end of fiscal 2009. In addition, this rate was higher than that expected for future periods due to a $0.5 million non-cash deferred income tax charge in the third fiscal quarter due to a tax method change that resulted in the reduction of deferred tax assets related to charitable contribution carry forwards.

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

Wet Seal:

($ in thousands, except sales per square foot)	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010
Net sales	$131,216	$125,475
Percentage of consolidated net sales	86%	86%
Comparable store sales percentage (decrease) increase compared to the prior year fiscal quarter	(0.1)%	0.4%
Operating income	$13,667	$12,509
Sales per square foot	$67	$68
Number of stores as of quarter end	464	444
Square footage as of quarter end	1,857	1,763

The comparable store sales decrease during the 13 weeks ended October 29, 2011, was due primarily to a decrease of 7.8% in comparable store average transactions, partially offset by an increase of 8.8% in comparable store average dollar sales per transaction. The increase in comparable store average dollar sales per transaction resulted from a 13.9% increase in units purchased per customer, partially offset by a 5.2% decrease in our average unit retail prices. The net sales increase was attributable to the increase in the number of stores compared to the prior year, partially offset by the comparable store sales decline and a $1.1 million decrease in net sales in our internet business.

Wet Seal’s operating income increased to 10.4% of net sales during the 13 weeks ended October 29, 2011, from 10.0% of net sales during the 13 weeks ended October 30, 2010. The increase in operating income, as a percentage of sales, was due primarily to a decrease in the write down of long-lived assets identified during our quarterly impairment evaluation, an increase in merchandise margin as a result of higher initial markup rates and a decrease in inventory shrink, partially offset by an increase in occupancy costs due to the deleveraging effect of negative comparable store sales as well as an increase rent and common area maintenance for newly opened stores, compared to the prior year. During the 13 weeks ended October 29, 2011, and October 30, 2010, the asset impairment charges, as discussed above, were $0.2 million and $1.0 million, respectively.

Arden B:

($ in thousands, except sales per square foot)	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010
Net sales	$20,919	$20,926
Percentage of consolidated net sales	14%	14%
Comparable store sales percentage decrease compared to the prior year fiscal quarter	(6.3)%	(2.9)%
Operating (loss) income	$(1,011)	$117
Sales per square foot	$74	$77
Number of stores as of quarter end	86	78
Square footage as of quarter end	266	234

The comparable store sales decrease during the 13 weeks ended October 29, 2011, was due to a 10.1% decrease in comparable store average transactions, partially offset by a 4.2% increase in comparable store average dollar sales per transaction. The increase in the comparable store average dollar sales per transaction resulted from a 9.4% increase in our average unit retail prices, partially offset by a 5.0% decrease in units purchased per customer. The net sales decrease was attributable to the comparable sales decline and a $1.4 million decrease in net sales in our internet business, partially offset by an increase in the number of stores compared to the prior year.

Arden B incurred an operating loss of 4.8% of net sales during the 13 weeks ended October 29, 2011, compared to operating income of 0.6% of net sales during the 13 weeks ended October 30, 2010. This decrease was due primarily to an increase in occupancy costs as a percentage of net sales due to the deleveraging effect of negative comparable store sales and an increase in store payroll and benefits costs as a result of increased operational activities and higher average hourly rates. Additionally, during the 13 weeks ended October 29, 2011 and October 30, 2010, operating income included asset impairment charges of $0.5 million and $0.6 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Thirty-Nine Weeks Ended October 29, 2011, Compared to Thirty-Nine Weeks Ended October 30, 2010

Net sales

39 Weeks Ended October 29, 2011	Change From Prior Fiscal Period	39 Weeks Ended October 30, 2010
($ in millions)
Net sales	$456.9	$41.2	9.9%	$415.7
Comparable store sales increase	3.9%

Net sales for the 39 weeks ended October 29, 2011, increased primarily as a result of the following:

•

An increase of 3.9% in comparable store sales resulting from a 6.1% increase in comparable store average dollar sales per transaction, partially offset by a 1.6% decrease in comparable store average transactions. Comparable store average dollar sales per transaction increased mainly due to an 8.0% increase in the number of units purchased per customer, partially offset by a 2.1% decrease in average unit retail prices; and

•	An increase in number of stores open, from 522 stores as of October 30, 2010, to 550 stores as of October 29, 2011.

However, the increase in net sales was partially offset by a decrease of $2.5 million in net sales for our internet business compared to the prior year, which is not a factor in calculating our comparable store sales.

Cost of sales

39 Weeks Ended October 29, 2011	Change From Prior Fiscal Period	39 Weeks Ended October 30, 2010
($ in millions)
Cost of sales	$311.1	$23.4	8.1%	$287.7
Percentage of net sales	68.1%	(1.1)%	69.2%

Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin as a result of lower markdown rates and favorable inventory shrink results in the Wet Seal division, partially offset by higher markdown rates and higher inventory shrink results in the Arden B division, as compared to the prior year, and a decrease in distribution costs as a result of efficiencies gained from our new merchandise sorter system.

Cost of sales increased primarily due to the 9.9% increase in net sales and an increase in occupancy cost as a result of the increase in number of stores.

Selling, general, and administrative expenses (SG&A)

39 Weeks Ended October 29, 2011	Change From Prior Fiscal Period	39 Weeks Ended October 30, 2010
($ in millions)
Selling, general, and administrative expenses	$121.0	$13.4	12.4%	$107.7
Percentage of net sales	26.5%	0.6%	25.9%

Selling expenses increased approximately $10.8 million from the prior year to $96.3 million. As a percentage of net sales, selling expenses were 21.1% of net sales, or 50 basis points higher than a year ago.

The following contributed to the current year increase in selling expenses:

•

A $8.8 million increase in store payroll and benefits costs as a result of increased sales volume and an increase in number of stores open, from 522 stores as of October 30, 2010, to 550 stores as of October 29, 2011;

•	A $0.6 million increase in store supplies due to increased sales volume and replenishment of low store stock levels;

•	A $0.5 million increase in merchandise delivery costs due to increased unit volume;

•	A $0.4 million increase in bags and boxes usage due to increased sales volume and replenishment of low store stock levels;

•	A $0.3 million increase in bad debt, credit card and bank fees due to increased sales volume, partially offset by a decline in average processing fees as a percent to sales; and

•

A $0.2 million net increase in advertising and marketing expenditures driven by a market research study being conducted to gain a better understanding of the Wet Seal and Arden B customer, offset by a decrease in internet marketing expenditures.

General and administrative expenses increased approximately $2.6 million from the prior year to $24.7 million. As a percentage of net sales, general and administrative expenses were 5.4%, or 10 basis points higher than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•	A $1.6 million increase in stock compensation expense, primarily due to an increase in executive stock compensation;

•

A $1.6 million increase in corporate wages, primarily due to a new chief operating officer position and an increased wage base for our newly appointed chief executive officer, and an increase in internet wages due to growth in our internet infrastructure to support efforts to increase sales volume;

•	A $0.5 million increase in depreciation due to our recently implemented retail merchandising system;

•	A $0.3 million increase in computer maintenance costs;

•	A $0.1 million increase in recruiting fees related to our search for a new chief executive officer and chief operating officer; and

•	A $0.1 million net increase in other general and administrative costs.

However, the increases in general and administrative expenses were partially offset by the following decreases:

•	A $0.8 million decrease in legal fees associated with various legal matters;

•	A $0.3 million decrease in corporate incentive bonuses;

•	A $0.3 million decrease in audit fees due to a change in timing of services performed as compared to the prior year; and

•	A $0.2 million increase in other income due to the receipt of insurance proceeds from a flooded Wet Seal store.

Asset impairment

	39 Weeks Ended October 29, 2011	Change From Prior Fiscal Period		39 Weeks Ended October 30, 2010
	($ in millions)
Asset impairment	$2.0	$(0.7)	(24.8)%	$2.7
Percentage of net sales	0.4%		(0.3)%	0.7%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 39 weeks ended October 29, 2011, and October 30, 2010, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $2.0 million and $2.7 million, respectively.

Interest income (expense), net

	39 Weeks Ended October 29, 2011	Change From Prior Fiscal Period		39 Weeks Ended October 30, 2010
	($ in millions)
Interest income (expense), net	$0.1	$2.9	102.4%	$(2.8)
Percentage of net sales	0.0%		0.6%	(0.6)%

We generated interest income, net, of $0.1 million in the 39 weeks ended October 29, 2011, primarily from investments in cash, cash equivalents and short-term investments.

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

•	Interest expense of $0.1 million from fees for the unused portion of our credit facility; partially offset by

•	Interest income of $0.2 million from investments in cash and cash equivalents, and short-term and long-term investments.

Provision for income taxes

	39 Weeks Ended October 29, 2011	Change From Prior Fiscal Period		39 Weeks Ended October 30, 2010
		($ in millions)
Provision for income taxes	$8.9	$1.4	17.8%	$7.5

Our effective income tax rate for the 39 weeks ended October 29, 2011, was approximately 39%, reflecting our expected effective income tax rate for fiscal 2011. Due to our expected utilization of federal and state NOL carry forwards during fiscal 2011, we anticipate cash payment for income taxes for the fiscal year will be approximately 4.8% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred income taxes.

During the 39 weeks ended October 30, 2010, we incurred a 51% effective income tax rate, which was significantly higher than the rate in fiscal 2009 primarily as a result of the reversal of our deferred tax asset valuation allowance at the end of fiscal 2009. In addition, this rate was higher than that expected for future periods due to $2.8 million in interest charges incurred upon the Note conversions in the first fiscal quarter 2010, which are not tax deductible, and a $0.5 million non-cash deferred income tax charge in the third fiscal quarter due to a tax method change that resulted in the reduction of deferred tax assets related to charitable contribution carry forwards.

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

Wet Seal:

($ in thousands, except sales per square foot)	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Net sales	$387,302	$348,260
Percentage of consolidated net sales	85%	84%
Comparable store sales percentage increase (decrease) compared to the prior year	4.6%	(0.8)%
Operating income	$42,760	$33,054
Sales per square foot	$202	$194
Number of stores as of period end	464	444
Square footage as of period end	1,857	1,763

The comparable store sales increase during the 39 weeks ended October 29, 2011, was due primarily to an increase of 6.7% in comparable store average dollar sales per transaction, partially offset by a decrease of 1.4% in comparable store average transactions. The increase in comparable store average dollar sales per transaction resulted from an 8.6% increase in units purchased per customer, partially offset by a 2.4% decrease in our average unit retail prices. The net sales increase was attributable to the comparable store sales increase and the increase in the number of stores compared to the prior year, partially offset by a $0.6 million decrease in net sales in our internet business.

Wet Seal’s operating income increased to 11.0% of net sales during the 39 weeks ended October 29, 2011, from 9.5% of net sales during the 39 weeks ended October 30, 2010. The increase in operating income, as a percentage of sales, was due primarily to an increase in merchandise margin as a result of lower markdown rates, a decrease in inventory shrink, and a decrease in occupancy costs due to the leveraging effect of positive comparable store sales. Additionally, during the 39 weeks ended October 29, 2011, and October 30, 2010, operating income included asset impairment charges of $1.0 million and $2.1 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Arden B:

($ in thousands, except sales per square foot)	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Net sales	$69,643	$67,444
Percentage of consolidated net sales	15%	16%
Comparable store sales percentage decrease compared to the prior year	(0.3)%	(0.8)%
Operating income	$3,000	$6,029
Sales per square foot	$245	$249
Number of stores as of period end	86	78
Square footage as of period end	266	234

The comparable store sales decrease during the 39 weeks ended October 29, 2011, was due to a 4.5% decrease in comparable store average transactions, partially offset by a 4.4% increase in comparable store average dollar sales per transaction. The increase in the comparable store average dollar sales per transaction resulted from a 13.5% increase in our average unit retail prices, partially offset by an 8.2% decrease in units purchased per customer. The net sales increase was attributable to the increase in the number of stores compared to the prior year, partially offset by the comparable store sales decrease and a $1.9 million decrease in net sales in our internet business.

Arden B generated operating income of 4.3% of net sales during the 39 weeks ended October 29, 2011, compared to operating income of 8.9% of net sales during the 39 weeks ended October 30, 2010. This decrease was due primarily to an increase in occupancy costs as a result of the deleveraging effect on negative comparable sales and an increase in store payroll and benefits costs as a result of increased operational activities and higher average hourly rates. Additionally, during the 39 weeks ended October 29, 2011, and October 30, 2010, operating income included asset impairment charges of $1.0 million and $0.6 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Liquidity and Capital Resources

Net cash provided by operating activities was $30.4 million for the 39 weeks ended October 29, 2011, compared to $32.0 million for the same period last year. For the 39 weeks ended October 29, 2011, cash provided by operating activities was comprised of net income of $14.0 million and net non-cash charges, primarily depreciation and amortization, asset impairment, stock-based compensation and provision for deferred income taxes, of $28.4 million, partially offset by an increase in merchandise inventories over the increase of merchandise payables of $7.4 million and a net use of cash from changes in other operating assets and liabilities of $4.6 million. For the 39 weeks ending October 29, 2011, net cash provided by investing activities of $3.2 million was comprised of $25.0 million of proceeds from the redemption of U.S. Government guaranteed corporate bonds upon maturity, partially offset by $21.8 million of capital expenditures, primarily for the construction of new Wet Seal and Arden B stores, remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations, investment in the development of our new retail merchandising system and an upgrade to our point-of-sale operating system. Capital expenditures that remain unpaid as of October 29, 2011, have increased $0.1 million since the end of fiscal 2010. We expect to pay nearly all of the total balance of such amounts payable of $4.3 million during the fourth quarter of fiscal 2011.

We estimate that, in fiscal 2011, capital expenditures will be between $26.0 million and $27.0 million, of which approximately $17.0 million to $18.0 million is expected to be for the remodeling and/or relocation of existing Wet Seal and Arden B stores upon lease renewals and the construction of new Wet Seal and Arden B stores. We anticipate receiving approximately $5 million in landlord-tenant improvement allowances, resulting in net capital expenditures of between $21 million and $22 million.

For the 39 weeks ending October 29, 2011, net cash used by financing activities was $52.8 million, comprised of $53.9 million used to repurchase 12,121,876 shares of our Class A common stock, slightly offset by $1.1 million of proceeds from the exercise of stock options. On May 17, 2011, our Board of Directors authorized a $31.7 million increase to our existing stock repurchase program approved in September 2010, bringing the total repurchase authorization up to $56.7 million. During the 39 weeks ending October 29, 2011, we repurchased 12,093,482 additional shares of our Class A common stock for a total cost, including commissions, of approximately $53.7 million, completing the stock repurchase program. Effective August 16, 2011, we retired 24,242,219 shares of our Class A common stock held in treasury. In accordance with Delaware law and the terms of our certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.

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

Total cash, cash equivalents and investments at October 29, 2011, was $131.3 million compared to $176.1 million at January 29, 2011.

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

At October 29, 2011, the amount outstanding under the Facility consisted of $5.6 million in open documentary letters of credit related to merchandise purchases and $1.3 million in outstanding standby letters of credit. At October 29, 2011, we had $28.1 million available for cash advances and/or for the issuance of additional letters of credit, and we were in compliance with all covenant requirements under the Facility.

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

We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through the third quarter of fiscal 2011 as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced, and increasing fuel costs. We expect these sourcing cost pressures to continue in the fourth quarter of fiscal 2011. The rising value of the currency in China relative to the U.S. dollar may also have a further impact on future product costs. In response to the costs increases, we have evaluated and opportunistically adjusted our pricing in certain categories, are leveraging our large vendor base to lower costs and are assessing ongoing promotional strategies in efforts to maintain or improve upon historical merchandise margin levels. We have been able to improve our merchandise margins to date despite rising product costs, and we will continue to diligently monitor our costs as well as the competitive pricing environment in order to mitigate potential margin erosion. However, we cannot be certain that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

As of October 29, 2011, we are not a party to any off-balance sheet arrangements, except for operating lease and purchase obligations as referenced in our Form 10-K for the fiscal year ended January 29, 2011 under “Commitments and Contingencies” and “Other Off-Balance Sheet Arrangements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At October 29, 2011, no borrowings were outstanding under the Facility. At October 29, 2011, the weighted average interest rate on borrowings under the Facility was 1.333%. Based upon a sensitivity analysis as of October 29, 2011, if we had average outstanding borrowings of $1 million during third quarter of fiscal 2011, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $1,250 for the third quarter of fiscal 2011.

As of October 29, 2011, we are not a party to any derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of October 29, 2011 would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 29, 2011.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended October 29, 2011, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and

orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. As of October 29, 2011, we have accrued an amount equal to the settlement amount in accrued liabilities in our condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us from May 22, 2003 through the present. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and Wage Orders of the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification and Motion For Leave to File An Amended Complaint. Plaintiffs have appealed both orders. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 29, 2011.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us from September 29, 2004 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On August 16, 2011, the court denied Plaintiffs’ Motion for Class Certification. Plaintiffs have appealed. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 29, 2011.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by us against employees of our Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. We are awaiting the results of the investigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 29, 2011.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. We have filed a Motion to Compel Arbitration and, in the alternative, a Motion to Transfer Venue to the County of Orange, in which the action dated May 22, 2007 is pending. Each of these motions is currently pending. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 29, 2011.

On October 27, 2011 a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees who were employed in California during the time period from October 27, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 29, 2011.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims, we have insurance coverage to cover a portion of such losses; however, certain other matters may exist or arise for which we do not have insurance coverage. As of October 29, 2011, except as described in the paragraphs above, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2011 to August 27, 2011	2,342,343	$4.57	—	—
August 28, 2011 to October 1, 2011	1,008	$4.93	—	—
October 2, 2011 to October 29, 2011	—	—	—	—

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

Pursuant to the above plans, we repurchased 2,314,957 shares of our Class A common stock, during the 13 weeks ended October 29, 2011, at an average market price of $4.57 per share, for a total cost, including commissions, of approximately $10.6 million, bringing the total repurchased under this program of 12,975,782 shares of our Class A common stock at a total of $56.7 million, completing the stock repurchase program. No such repurchases occurred during fiscal September or fiscal October.

Additionally, employees tendered 28,394 shares of our Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations for a total cost of approximately $0.2 million.

Effective August 16, 2011, we retired 24,242,219 shares of our Class A common stock held in treasury. In accordance with Delaware law and the terms of our certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1.2	Amendment to Employment Agreement, dated as of November 8, 2011, entered into between the Company and Mr. Seipel.

10.2	Employment Agreement, dated as of November 1, 2011, entered into between the Company and Ms. Harriet Sustarsic.

10.3	Employment Agreement, dated as of November 7, 2011, entered into between the Company and Ms. Barbara Cook.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Wet Seal, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC.
(REGISTRANT)

Date: November 29, 2011	By:	/s/ Susan P. McGalla
Susan P. McGalla
Chief Executive Officer

Date: November 29, 2011	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer