Form 10-K
period 2012-01-28
WET SEAL INC
filed 2012-03-26
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

Large accelerated filer:  ☐        Accelerated filer:  ☑        Nonaccelerated filer:  ☐        Smaller reporting company:  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of July 30, 2011 was approximately $441,921,000 based on the closing sale price of $4.89 per share as reported on the NASDAQ Global Market on July 29, 2011.

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at March 19, 2012, was 90,598,450. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at March 19, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of this Annual Report incorporates information by reference to the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 28, 2012.

THE WET SEAL, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended January 28, 2012

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

Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, and/or which include words such as “believes,” “plans,” “intends,” “anticipates,” “estimates,” “expects,” “may,” “will” or similar expressions. In addition, any statements concerning future financial performance, ongoing strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors, and the industry in which we do business, among other things. These statements are not guarantees of future performance, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Item 1A. Risk Factors” below and elsewhere in this Annual Report.

All references to “we,” “our,” “us” and “our company” in this Annual Report mean The Wet Seal, Inc. and its wholly owned subsidiaries. All references in this Annual Report to “fiscal 2012,” “fiscal 2011,” “fiscal 2010,” “fiscal 2009,” “fiscal 2008,” “fiscal 2007” and “fiscal 2006” mean the fiscal year ending February 2, 2013, and the fiscal years ended January 28, 2012, January 29, 2011, January 30, 2010, February 31, 2009, February 2, 2008 and February 3, 2007, respectively.

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

General

Incorporated in the State of Delaware in 1990, we are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 15 to 39 years old. As of January 28, 2012, we operated 558 retail stores in 47 states and Puerto Rico. Our products can also be purchased through our e-commerce web sites.

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

Wet Seal. Wet Seal is a junior apparel brand for girls who seek fashionable clothing at a value, with a target customer age range of 15 to 23 years old. Wet Seal seeks to provide its customer base with a balance of trend right and fashion basic apparel and accessories that are affordably priced.

Arden B. Arden B is a fashion brand at value price points for the contemporary woman. Arden B targets customers aged 25 to 39 years old and seeks to deliver differentiated contemporary fashion, dresses, sportswear separates and accessories for any occasion of the customers’ lifestyles.

We maintain a Web-based store located at www.wetseal.com, offering Wet Seal merchandise comparable to that carried in our stores, to customers over the Internet. We also maintain a Web-based store located at www.ardenb.com, offering Arden B merchandise comparable to that carried in our stores, to customers over the Internet. Our e-commerce stores are designed to serve as an extension of the in-store experience and offer an expanded selection of merchandise, with the goal of growing both e-commerce and in-store sales. We continue to develop our Wet Seal and Arden B websites to increase their effectiveness in marketing our brands. We do not consider our Web-based business to be a distinct reportable segment. The Wet Seal and Arden B reportable segments include, in addition to data from their respective stores, data from their respective e-commerce operations.

See Note 13 to the consolidated financial statements included in this Annual Report for financial information regarding segment reporting, which information is incorporated herein by reference.

Our Stores

Wet Seal stores average approximately 4,000 square feet in size and in fiscal 2011 had average sales per square foot of $271. As of January 28, 2012, we operated 472 Wet Seal stores. Arden B stores average approximately 3,100 square feet in size and in fiscal 2011 had average sales per square foot of $327. As of January 28, 2012, we operated 86 Arden B stores.

During fiscal 2011, we opened 28 and closed six Wet Seal stores and opened four and closed one Arden B stores.

We currently plan to open approximately 25 to 30 mall-based Wet Seal stores, net of store closings, in fiscal 2012. We currently intend to maintain our existing Arden B store count in 2012 as we focus efforts on improving merchandising and marketing strategies in that business. We believe future closures for at least the next 12 months following the date of this Annual Report will primarily result from lease expirations where we decide not to extend, or are unable to extend, store leases. We may, however, accelerate the closure of underperforming stores prior to their lease expirations in cases where we can obtain favorable early lease terminations with the landlords or exercise certain rights contained in the leases. We have approximately 139 existing store leases scheduled to expire in fiscal 2012. We plan to remodel or relocate approximately 28 of these Wet Seal and Arden B stores during fiscal 2012 upon lease renewals. Additionally, approximately 60 of these leases expire in the last few days of fiscal 2012, and we expect to remodel or relocate a portion of these stores during fiscal 2013. For the remaining expiring leases, we expect to negotiate new leases that will allow us to remain in all but a small number of these locations.

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

Competitive Strengths

Experienced Management Team. We have had significant changes among our senior management team in the past two fiscal years. Our management team has extensive experience and knowledge in the retail apparel industry, which will be instrumental in managing our company through the current difficult economic environment and driving our company in the next phase of its growth cycle. Ms. Susan P. McGalla, our chief executive officer who joined our company in January 2011, held various leadership roles with American Eagle Outfitters, Inc. from 1994 to 2009, most recently serving as the president and chief merchandising officer of that company. Mr. Ken Seipel, our president and chief operating officer who joined our company in March 2011, most recently served as the president and chief merchandise/marketing officer of Pamida Discount Stores LLC since 2009. Previous to this, Mr. Seipel served as executive vice president of stores, operations and store design for the Old Navy division of Gap, Inc. from 2003 through 2008 and also held various merchandising and operations management roles earlier in his career with Target Corporation, Shopko Stores, Inc. and J. C. Penney Company, Inc. Our chief financial officer, Mr. Steven H. Benrubi, served as our corporate controller for over two years prior to his appointment as chief financial officer in September 2007.

Ms. Harriet Bailiss-Sustarsic was appointed executive vice president and chief merchandise officer, Wet Seal division, in November 2011. Prior to joining our company, Ms. Sustarsic most recently served as the senior vice president and general merchandise manager for the North American Guess Retail Division (“Guess”) from 2006 to 2010. Ms. Sustarsic served as the vice president and general merchandise manager for Guess from 2004 to 2006. Prior to joining Guess, Ms. Sustarsic held various management positions at Charlotte Russe Holdings, Inc. (“Charlotte Russe”) from 1996 to 2003. In 2001, Ms. Sustarsic was named president and chief merchandising officer of Charlotte Russe. Ms. Sustarsic also held various merchandising and management positions in the specialty and department store retail sectors from 1980 to 1996. Ms. Sharon Hughes, our president and chief merchandise officer for the Arden B division, served as a consultant to our Arden B merchandising team from February 2008 to November 2009, at which time she became an employee of our company in her current role. Ms. Hughes previously was an employee of our company from 1990 through 2002, during which period she was involved in the formation of the Arden B division and held several different merchant roles, including senior vice president of merchandising.

Ms. Barbara Cook was appointed senior vice president of store operations of The Wet Seal, Inc. in November 2011. Prior to joining our company, Ms. Cook served as the senior vice president of Gap Stores and Operations, North America, from 2007 to 2011. Ms. Cook also served as the managing director of Europe Gap, Outlet & Banana Republic for Gap Inc. (“Gap”) from 2005 to 2007. Prior to joining Gap, Ms. Cook served as the managing director for the United Kingdom (“UK”) Retail Division of T-Mobile, a mobile communications retailer and wireless carrier, from 2002 to 2005. Ms. Cook also served as the regional general manager of UK for Starbucks Coffee Company, an international coffee company and coffeehouse chain with over 17,000 stores worldwide. Ms. Cook held various management positions in the apparel and grocer retail sectors from 1976 to 1999.

Merchandising Models at Wet Seal and Arden B are Focused on Fashion at Affordable Prices, Speed and Flexibility. At Wet Seal, we have developed considerable expertise in identifying, sourcing and selling a broad assortment of fresh and fashionable apparel and accessories at competitive prices for our customers. At Arden B we continue to focus on offering unique and fashionable apparel and accessories for our young contemporary customers and have shifted the merchandising model over recent years to be quicker and more flexible. Additionally, Arden B has been established as a preferred destination for dresses and other social occasion fashion needs for our customers. Our buyers work closely with senior management to evaluate the optimal merchandise assortments and promotion and pricing strategies. A significant portion of our merchandise is sourced domestically or from domestic importers. This sourcing strategy is intended to enable us to ship new merchandise to stores with a high frequency and to react quickly to changing fashion trends. We also take regular markdowns with the objective of ensuring the rapid sale of slow-moving inventory.

Strong Financial Position. In recent years, we have increased our cash, cash equivalents and investments position, extinguished our debt and repurchased a significant number of shares of our Class A common stock. Through fiscal 2010, $56 million in principal amount of our convertible notes and $24.6 million in face amount of our convertible preferred stock had been converted into shares of our Class A common stock. Also, in fiscal 2011, 2010, 2009, and 2007, we repurchased 12.3 million, 2.3 million, 2.0 million, and 3.6 million shares of our Class A common stock for $54.5 million, $8.2 million, $7.3 million, and $20.1 million, respectively under our share repurchase program and for tendering employee shares upon restricted share vesting for tax obligations. We repurchased no common stock during fiscal 2008. As of January 28, 2012, our cash, cash equivalents and investments were $157.2 million, with no debt, and our stockholders’ equity was $241.1 million.

Strategy

As part of a strategic review of business operations, we have identified what we believe are significant opportunities to improve our business trends and drive sales productivity. We are creatively positioning ourselves for growth in existing store sales productivity and in our store base. The key elements of our opportunities are to:

Develop a Culture of Customer Obsession. In fiscal 2011, we began to develop a culture of customer obsession throughout our company, with a goal to make our customer the first and foremost priority in everything we do within our organization. To better understand our target customers for both our Wet Seal and Arden B brands, in the first half of fiscal 2011 we conducted a qualitative and quantitative customer research project, with assistance from an outside research agency. This project focused on determining our target customers wants and aspirations, her likes and dislikes, why she did or did not shop our stores, what she liked and did not like about us, and competitively where she shopped and why. Through this research, we learned that Wet Seal is known by its customer for fashion, consistent newness in merchandise and value pricing, while Arden B is best known by its customers for fashionable dresses and other social occasion wear. We also learned of key opportunities for improvement that we believe will allow us to enhance our customers’ shopping experience and better serve the needs of our target customers, including those that do not currently shop our stores. We will continue to obtain customer feedback and act upon it to support our customer obsession.

Understand and Redefine our Brands. Through our customer research, we gained an understanding of how our target customers perceive our existing brands and set the groundwork for refining the “brand DNA” for both of our divisions. We conducted brand definition work in late fiscal 2011 through early fiscal 2012, through which we believe that we have developed clear and concise brand positions for both Wet Seal and Arden B. During fiscal 2012, we intend to articulate these brand positions within our company and improve how we communicate with our Wet Seal and Arden B customers, both in our stores and e-commerce, as well as with the broader marketplace. We believe our refined brand definitions and messaging will support our buying teams in their efforts to present more cohesive merchandise edits in our stores, will provide our store associates with a common voice with which to interact with our customers, and will clarify the point of view of our two business concepts.

Continue to Manage Business Conservatively in the Near Term Through the Difficult and Competitive Retail and Economic Environment. We have taken many actions intended to increase our financial strength through a difficult economic environment over the near term and to position ourselves to capitalize on our company’s growth and operating leverage opportunities when such environment improves. In anticipation of a continuing difficult retail environment, our near term goals include preserving a strong balance sheet and our existing sales, continuing moderate growth of our Wet Seal division store base, pursuing capital expenditure investments that are accretive or provide efficiencies to the business and maintaining clean inventory levels, although we cannot assure we will be successful in achieving our goals. We plan to open 25 to 30 mall-based

Wet Seal stores, net of store closings, during fiscal 2012. Additionally, we intend to continue to identify opportunities to further leverage our planning and allocation, merchandising and inventory management systems, and our distribution center sorter system; and plan to continue to closely monitor inventory positions during fiscal 2012, while seeking to have the appropriate inventory mix and levels to obtain new trend opportunities.

Improve Merchandise Margin. In our Wet Seal division, we enacted numerous strategies during fiscal 2011 in an effort to improve merchandise margins. These efforts included consolidation of price points, clarification and reduction of promotional messages, enhanced inventory planning and allocation processes, and modification of markdown cadences. This led to merchandise margin improvement for the year despite increased commodity cost pressure, primarily from cotton, and a continuing highly promotional competitive environment. We intend to continue executing these merchandising strategies, as well as optimizing size offerings, further refining the use of our markdown optimization system, improving merchandise sourcing, including leveraging our recently implemented vendor scorecard program that allows us to better measure vendor performance, partner with vendors on plans for continued improvement and to ensure we conduct business with our best vendors, and better exploiting key merchandise categories, as informed by our customer research and brand definition work, in order to build upon our fiscal 2011 improvement. In our Arden B division, we intend to maintain our strong dress business while also expanding our sportswear business, in order to build market share and provide a merchandise assortment better aligned with our target customer’s wants. We plan to continue to enhance our promotional planning and strategies, and further improve inventory management, in order to maintain the significant merchandise margin improvement generated in this division in recent years. We also intend to continue making improvements to our sourcing processes and expand and strengthen our sourcing base, including leveraging our recently implemented vendor scorecard program, as noted above, and to improve our price messaging to gain more recognition from our customers of our value proposition.

Improve Store Operations and Develop a Selling Culture. We are improving customer service, to support our company customer obsession objectives, through the development of more precise labor scheduling tools to allow our store associates to focus more on our customers, increase store productivity and comparable store sales growth. We intend to increase store productivity and efficiency through streamlined operational tasks and/or eliminated non-selling activities and by providing our store associates with the key performance metrics needed to manage and build their business, and perform more detailed analysis and monitoring to identify improvement opportunities for underperforming stores. In addition, we intend to improve our employee selling skills through stronger partnerships with the merchandising organization in addition to new e-learning training and development programs.

Moderately Grow Store Base and Position for Future Growth. We expect fiscal 2012 openings of approximately 25 to 30 new Wet Seal stores, net of store closings, and we expect to maintain the existing Arden B store base as we focus 2012 efforts on improving merchandising and marketing strategies. Additionally, we plan to remodel or relocate approximately 28 Wet Seal and Arden B stores during fiscal 2012 upon lease renewals. As we open new Wet Seal stores, or remodel our existing Wet Seal stores, in fiscal 2012, we intend to continue to utilize a refreshed store design that was developed in fiscal 2011, and to develop a new store design for use in 2013 and beyond. We also intend to continue to utilize an Arden B new store prototype developed in 2010 as we remodel Arden B stores prospectively. As part of a strategic planning process in fiscal 2012, we intend to develop market-by-market growth targets, identify target malls within those markets, clarify ideal co-tenancies to support location priorities within target malls, and utilize elements of our customer research, brand definitions and new Wet Seal store design to develop marketing strategies to use with our major mall landlords. We believe these efforts should position Wet Seal and Arden B for store base growth beyond fiscal 2012.

Improve Marketing. We believe we have an opportunity to improve our marketing strategies and execution. We intend to make modest incremental marketing investments at both Wet Seal and Arden B and intend to develop and implement specific plans in fiscal 2012 that will incorporate the refined “brand DNA” for each division in the second half of the year. We intend to develop a strategic marketing plan to reach our existing and potential customers and communicate regularly, messaging around our product and our brands. We also intend to build upon progress made in fiscal 2011 with in-store marketing, primarily through improved storefront window displays and store interior product images. We also intend to continue to enhance our e-commerce sites as marketing vehicles for our stores, including social networking, and to focus on direct marketing programs and in-store visual merchandising.

Improve Information Systems. Since fiscal 2009, we have strategically implemented new or upgraded information systems in several key areas of our business. These systems include markdown and size optimization, merchandise management, point-of-sale and distribution center automation. We will continue work to optimize use of these information systems. We also intend to focus on improving systems in other areas, including planning, allocation and warehouse management, which are intended to create efficiency and improved merchandising support for our team.

Improve Physical Distribution and Transport. We intend to continue to improve business processes to optimize efficiency of our automated sorter system in our distribution center, which we expect will lead to increased merchandise processing speed and further cost savings. Additionally, we will improve supply chain efficiency through better coordination among and within our vendor base and our internal merchant, planning, distribution and store operations organizations.

Realize Comparable Store Sales Growth Opportunity. We are focused on regaining sales productivity lost through our comparable stores sales declines experienced in fiscal 2007 through 2009, which represented a 16.7% decline on a cumulative basis, as a result of the challenging economic environment, poor merchandising execution at Wet Seal, and Arden B sales deterioration under its previous merchandising model. In fiscal 2010 and in the first half of fiscal 2011, consolidated comparable store sales began to stabilize, but, in the second half of fiscal 2011, consolidated comparable store sales experienced instability. In addition, sales productivity at both Wet Seal and Arden B remains below historical peaks. In fiscal 2012, we will seek to achieve comparable store sales improvement through implementing strategies noted above, which, among other things, include continued focus on building a customer obsessed culture, improved merchandising, planning, promotional and marketing practices, a focus on exploiting key merchandise category opportunities, as informed by our customer research and brand definition work, continued rollout of our modified Wet Seal store design, and increased efficiencies and decision support from our planning, merchandising and inventory management systems.

Total Company Monthly Comparable Store Sales
Jan-07	3.6%	Jan-08	-5.7%	Jan-09	-14.7%	Jan-10	-3.7%	Jan-11	6.2%	Jan-12	-13.0%
Feb-07	5.0%	Feb-08	-8.2%	Feb-09	-6.6%	Feb-10	4.7%	Feb-11	7.0%
Mar-07	10.9%	Mar-08	-10.8%	Mar-09	-11.4%	Mar-10	6.3%	Mar-11	4.7%
Apr-07	-9.6%	Apr-08	-1.9%	Apr-09	-2.2%	Apr-10	-6.1%	Apr-11	10.2%
May-07	1.9%	May-08	-2.0%	May-09	-8.4%	May-10	-5.3%	May-11	2.9%
Jun-07	0.7%	Jun-08	-2.9%	Jun-09	-11.1%	Jun-10	-3.6%	Jun-11	7.3%
Jul-07	-7.2%	Jul-08	-8.2%	Jul-09	-12.1%	Jul-10	-4.3%	Jul-11	7.4%
Aug-07	1.7%	Aug-08	-8.7%	Aug-09	-11.2%	Aug-10	1.1%	Aug-11	5.5%
Sep-07	-7.0%	Sep-08	-7.5%	Sep-09	-4.5%	Sep-10	-0.7%	Sep-11	-0.3%
Oct-07	-5.4%	Oct-08	-6.2%	Oct-09	-1.3%	Oct-10	-0.7%	Oct-11	-9.7%
Nov-07	-1.7%	Nov-08	-13.9%	Nov-09	-5.0%	Nov-10	7.0%	Nov-11	-3.1%
Dec-07	0.6%	Dec-08	-12.5%	Dec-09	-4.6%	Dec-10	-2.1%	Dec-11	-3.7%

Wet Seal Monthly Comparable Store Sales
Jan-07	5.8%	Jan-08	-1.1%	Jan-09	-12.1%	Jan-10	-6.7%	Jan-11	6.6%	Jan-12	-13.0%
Feb-07	5.2%	Feb-08	-3.6%	Feb-09	-5.6%	Feb-10	3.4%	Feb-11	7.6%
Mar-07	14.0%	Mar-08	-7.3%	Mar-09	-12.5%	Mar-10	6.0%	Mar-11	6.4%
Apr-07	-10.0%	Apr-08	3.1%	Apr-09	-4.0%	Apr-10	-6.4%	Apr-11	11.8%
May-07	3.1%	May-08	1.8%	May-09	-12.4%	May-10	-4.6%	May-11	2.9%
Jun-07	2.8%	Jun-08	-0.8%	Jun-09	-11.3%	Jun-10	-3.7%	Jun-11	7.5%
Jul-07	-6.0%	Jul-08	-6.2%	Jul-09	-12.3%	Jul-10	-4.7%	Jul-11	7.8%
Aug-07	5.4%	Aug-08	-5.4%	Aug-09	-12.6%	Aug-10	1.5%	Aug-11	7.3%
Sep-07	-4.7%	Sep-08	-3.1%	Sep-09	-5.3%	Sep-10	0.1%	Sep-11	0.0%
Oct-07	-3.7%	Oct-08	0.9%	Oct-09	-3.1%	Oct-10	-0.7%	Oct-11	-9.9%
Nov-07	0.0%	Nov-08	-9.7%	Nov-09	-5.8%	Nov-10	8.3%	Nov-11	-1.8%
Dec-07	4.8%	Dec-08	-6.6%	Dec-09	-7.3%	Dec-10	-3.7%	Dec-11	-2.5

Arden B Monthly Comparable Store Sales
Jan-07	-2.7%	Jan-08	-21.2%	Jan-09	-27.0%	Jan-10	15.7%	Jan-11	3.7%	Jan-12	-12.7%
Feb-07	4.2%	Feb-08	-23.9%	Feb-09	-11.5%	Feb-10	12.4%	Feb-11	3.0%
Mar-07	1.8%	Mar-08	-23.0%	Mar-09	-6.3%	Mar-10	7.8%	Mar-11	-4.6%
Apr-07	-8.3%	Apr-08	-17.2%	Apr-09	6.0%	Apr-10	-4.5%	Apr-11	2.9%
May-07	-1.7%	May-08	-15.1%	May-09	11.0%	May-10	-7.8%	May-11	3.2%
Jun-07	-6.0%	Jun-08	-10.7%	Jun-09	-10.3%	Jun-10	-3.2%	Jun-11	6.6%
Jul-07	-11.4%	Jul-08	-16.2%	Jul-09	-11.2%	Jul-10	-1.9%	Jul-11	5.0%
Aug-07	-12.0%	Aug-08	-24.7%	Aug-09	-1.8%	Aug-10	-1.8%	Aug-11	-8.7%
Sep-07	-13.6%	Sep-08	-21.7%	Sep-09	-1.1%	Sep-10	-5.5%	Sep-11	-2.2%
Oct-07	-10.3%	Oct-08	-29.4%	Oct-09	8.2%	Oct-10	-0.9%	Oct-11	-8.6%
Nov-07	-6.7%	Nov-08	-27.9%	Nov-09	-1.5%	Nov-10	-0.3%	Nov-11	-11.2%
Dec-07	-12.7%	Dec-08	-36.9%	Dec-09	14.1%	Dec-10	8.5%	Dec-11	-10.2%

Arden B Improvement. Beginning in fiscal 2008, we significantly reduced the size and cost of the Arden B merchandising organization, refined the product development and sourcing processes to include more partnering with merchandise suppliers, and adjusted our merchandise mix and pricing and promotional strategies. The changes to the pricing and promotional strategies at Arden B included significant reductions in price points across all categories. In response to these changes, Arden B began to experience positive comparable store sales results and improved merchandise margins in fiscal 2009, followed by intermittent improvement in fiscal 2010 and early fiscal 2011, and then decline in the business in latter fiscal 2011. We believe Arden B has opportunity to generate more consistent financial growth and performance. We aim to drive further sales and profitability improvement at Arden B by better leveraging our distinctive dress business positioning and value-pricing strategy, building our sportswear offering and messaging, and continually improving the in-store customer experience.

Expand our E-commerce Business. Under the leadership of our new VP of Digital/E-commerce, hired in February 2012, we plan to resume growth in our e-commerce business through several initiatives, including aligning our e-commerce and store shopping experiences, employing multi-channel marketing strategies, such as synergizing e-commerce customer relationship management with our store loyalty programs, expanding e-commerce-only offerings in certain key merchandise categories, significantly growing our customer contact channels, and improving e-commerce inventory planning and allocation practices. We experienced substantial e-commerce sales growth in fiscal 2010, with an increase of 20% in e-commerce sales over fiscal 2009. Beginning in May 2011, we began to more closely align the e-commerce shopping experience with our stores, in terms of merchandise assortment and promotional messaging to address what we believed was an increasing divergence in customer bases between our e-commerce and store channels. We believe this led to the loss of certain customers who previously shopped only the e-commerce channel and, as a consequence, in fiscal 2011 we experienced a decrease of 11% in e-commerce sales from fiscal 2010. Although we made progress stabilizing our e-commerce sales within Wet Seal in late fiscal 2011, we continue to face greater challenges at Arden B as we compare against prior year sales that were particularly dependent on an increasing clearance inventory mix. While this strategy has led to short-term declines in our e-commerce sales, we believe establishing consistent shopping and brand experiences between the e-commerce and store channels is instrumental to driving growth in our multi-channel customer base. We believe this will lead to greater long-term growth potential in our e-commerce business and to more value from our e-commerce channel as a marketing vehicle for our stores. Also, in recent years we have developed industry leading e-commerce tools that enhance our website and customer experience. We added social media features for the website, a cross channel mobile phone application which allows our customers to design, rate, and buy outfits using the majority of Wet Seal products, website features that allow for selling to countries outside the U.S. We also added additional methods to tender payment. Our e-commerce strategy will include rationalization and/or improvement of the commercial application of these e-commerce tools.

Buying

Our buying teams are responsible for identifying, evolving and editing fashion trends and developing themes to guide our merchandising strategy. Each retail division has a separate buying team. The merchandising teams for each division develop fashion themes and strategies by identifying trends and assessing how they best apply to our target customer, shopping appropriate domestic and international markets, using fashion services, and gathering references from industry publications. After selecting fashion themes, the buying teams work closely with vendors to use colors, materials, and designs that create images consistent with the themes for our product offerings.

Since the fiscal year ended January 29, 2005 (“fiscal 2004”) for our Wet Seal division, and beginning in fiscal 2008 for our Arden B division, a large percentage of our merchandise is designed externally. This allows us more flexibility to respond to the changing fashion trends of our target customers, to buy in smaller lots, and to reduce sourcing lead times. See also “Allocation and Distribution of Merchandise” below.

Marketing, Advertising, and Promotion

We believe that our brands are among our most important assets. Our ability to successfully increase brand awareness is dependent upon our ability to address the changing needs and priorities of each brand’s target customers. To that end, we conducted thorough customer market research in fiscal 2011 that allowed us to better understand our customers and their needs. After we completed the customer research, we developed “brand DNA” for each division that will allow us to provide consistent brand messages in our marketing directed to our target customers. We will also continue our emphasis on visual merchandising in our stores and e-commerce, and direct marketing. As discussed further in Note 1 to the consolidated financial statements included elsewhere in this Annual Report, we also offer a frequent buyer program in our Wet Seal stores in order to build loyalty to the brand, increase the frequency of visits, promote multiple item purchases, and gain direct access to the customer. As part of this program, we send e-mails to participants to notify them of special in-store promotions. Our Arden B division also offers a loyalty program, “B Rewarded,” designed for the same purposes as those of our Wet Seal division. We intend to implement marketing strategies to build upon the past successes of these loyalty programs, synergize these programs with our e-commerce customer relationship management efforts, and ensure they align with our refined “brand DNA” for each division. We also plan to more aggressively pursue customer acquisitions and to increase our use of e-commerce marketing to drive increased store traffic.

During fiscal 2011, 2010, and 2009, we spent 0.8%, 0.6%, and 0.4%, respectively, of net sales on advertising. In fiscal 2011, our primary marketing focus was on visual merchandising, including in-store promotion programs and events, and our customer research project. We expect to increase marketing and advertising spending modestly in fiscal 2012 in support of our business strategies.

Sourcing and Vendor Relationships

We purchase our merchandise primarily from domestic vendors. For fiscal 2011, we directly imported approximately 13% of our retail merchandising receipts from foreign vendors. Although in fiscal 2011 no single vendor provided more than 10% of our merchandise, management believes we are one of the largest customers of many of our smaller vendors. Quality control is monitored and merchandise is inspected upon arrival at our Foothill Ranch, California facility.

We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier, and there are many vendors who could supply our merchandise.

Allocation and Distribution of Merchandise

Our merchandising strategies depend in part on maintaining a regular flow of fresh, fashionable merchandise into our stores. Successful execution depends largely on our integrated buying, planning, allocation, and distribution functions. By working closely with store operations management and merchandise buyers, our teams of planners and allocators manage inventory levels and coordinate allocation of merchandise to each of our stores based on sales volume and store size, demographics, climate, and other factors that may influence an individual store’s product mix. We utilize merchandise planning software that assists us in streamlining the planning process. In fiscal 2009, we implemented size optimization software that we believe has improved our allocation of sizes to better align with each store’s needs and we continue to work towards utilizing the software’s capacity.

All merchandise is received from vendors at our Foothill Ranch, California distribution center, where items are inspected and prepared for shipping to our stores. We ship all of our merchandise to our stores by common carrier. Consistent with our goal of maintaining the freshness of our product offerings, we frequently ship new merchandise to stores, and markdowns are taken regularly to ensure acceptable rates of sale of slow-moving inventory. In fiscal 2009, we implemented a markdown optimization system at our Wet Seal division to improve the speed of selling through slow product and improve merchandise margins. Marked-down merchandise that remains unsold is either sent to select stores for deep discounting and sale, sent to our e-commerce store for selling, sold to an outside clearance company, or given to charity. The fulfillment process and distribution of merchandise for our e-commerce business is performed at our Foothill Ranch, California distribution center.

Information and Control Systems

Our merchandise, financial, and store computer systems are integrated and operate using primarily Oracle® technology. We have invested in a large data warehouse that provides management, buyers, and planners comprehensive data that helps us identify emerging trends and manage inventories. The core systems supporting our business are frequently enhanced to support strategic business initiatives.

Through an installation completed in fiscal 2010, all of our stores have a point-of-sale system operating on software provided by Oracle®. This system facilitates bar-coded ticket scanning, automatic price lookups, and centralized credit authorizations. All stores are networked to the corporate office via a centrally managed virtual private network. We utilize a store portal/intranet that is integrated with the corporate merchandise ERP system to provide the stores and corporate staff with current information regarding sales, promotions, inventory, and shipments, and enables more efficient communications with the corporate office. We utilize wide area networking hardware at all stores, which guards against security breaches to our stores’ point-of-sale system. We also recently upgraded our merchandising system. In fiscal 2009, in order to further improve gross margin through the use of technology, we completed implementation of Oracle® Markdown Optimization for our Wet Seal stores, and we completed the implementation of the SAS® Size Optimization system. In 2010, to maximize the benefits of size optimization, we completed installation of a new distribution center automated sorter system to allow automated picking of customized size ranges for each store. A major upgrade to the Oracle® Retail Merchandising system began in fiscal 2010 and was completed in early fiscal 2011. Additionally, several enhancements and upgrades were completed in fiscal 2011 to the point-of-sale systems to create more efficiency within the store environment.

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

We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through fiscal 2011 as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced, and increasing fuel costs. We expect these sourcing cost pressures to continue in the first quarter of fiscal 2012. The rising value of the currency in China relative to the U.S. dollar may also have an impact on future product costs. In response to the costs increases, we evaluated and opportunistically adjusted our pricing in certain categories, primarily through price consolidation, are leveraging our large vendor base to lower costs and are assessing ongoing promotional strategies in efforts to maintain or improve upon historical merchandise margin levels. We were able to improve our merchandise margins in fiscal 2011 despite rising product costs, and we will continue to diligently monitor our costs as well as the competitive pricing environment in order to mitigate potential margin erosion. However, we cannot be certain that our business will not be affected by inflation in the future.

Trademarks

We own numerous trademarks, several of which are important to our business. Our primary and most significant trademarks and service marks are WET SEAL and ARDEN B, which are registered in the United States Patent and Trademark Office. We also have registered, or have applications pending for, a number of other trademarks including, but not limited to, B. REWARDED, BLINK by WET SEAL, BLUE ASPHALT, BUTTERFLY DESIGN, CHIC BOUTIQUE, CONTEMPO CASUALS, ENR EVOLUTION NOT REVOLUTION, FASHION INSIDER, FASHIONISTA, FASHION RIGHT.ALL DAY ALL NIGHT., FIT IN. STAND OUT., GET IT. WEAR IT. FLAUNT IT., iRUNWAY, LOVE THE TREND-HATE TO SPEND, LIFE’S A BLUR.FOCUS ON FASHION, REBELLIOUS, ROCK THESE BLUES, SEAL STASH, STYLIZER, TREND SPOT, and URBAN VIBE. Additionally, we have registered, or have pending applications for the following international trademarks including but not limited to, WET SEAL, BLUE ASPHALT, THE WET SEAL, URBAN VIBE, ARDEN B, and CONTEMPO CASUALS. In general, the registrations for these trademarks and service marks are renewable indefinitely as long as the marks are used as required under applicable regulations. We are not aware of any significant adverse claims or infringement actions relating to our trademarks or service marks.

Competition

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location, and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores, and other apparel retailers, including Abercrombie & Fitch, Aeropostale, American Eagle, Anthropologie, Banana Republic, BCBG, bebe, Body Central, Charlotte Russe, Express, Forever 21, Gap, Guess?, H&M, Nordstrom, Old Navy, Pacific Sunwear, rue21, Target, Urban Outfitters, Zara, and other regional retailers. Many of our competitors are large national chains that have substantially greater financial, marketing, and other resources than we do. While we believe we compete effectively for favorable site locations and lease terms, competition for prime locations within malls and power centers is intense, and we cannot ensure that we will be able to obtain new locations on terms favorable to us, if at all.

Customers

Our company’s business is not dependent upon a single customer or small group of customers.

Environmental Matters

We are not aware of any federal, state, or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect on our operations of possible future environmental legislation or regulations. During fiscal 2011, we did not make any material capital expenditures for environmental control facilities and no such material expenditures are anticipated for fiscal 2012.

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

Our company is also subject to federal and state laws governing such matters as employment and pay practices, overtime, and working conditions. The bulk of our company’s employees are paid on an hourly basis at rates related to the federal and state minimum wages. In the past, we have been assessed penalties or paid settlements to gain dismissal of lawsuits for noncompliance with certain of these laws, and future noncompliance could result in a material adverse effect on our company’s operations. In July 2006, May 2007, September 2008, May 2011, and October 2011, we were served with class action complaints alleging violations under certain State of California labor laws. In November 2006, we reached an agreement to settle the July 2006 class action complaint for approximately $0.3 million, and we have accrued within accrued liabilities in our consolidated balance sheet an amount equal to this settlement amount, awaiting final approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement; however, an appeal was subsequently filed on January 26, 2011. On December 17, 2010, the Court denied Plaintiffs’ Motion for Class Certification in its entirety on the May 2007 class action complaint and denied Plaintiffs’ Motion For Leave to File An Amended Complaint. Plaintiffs have appealed both orders but have not yet filed their opening appellate briefs. This motion is currently pending. On May 9, 2011, a complaint was filed in the County of Alameda. In response, we have filed a Motion to Compel Arbitration and, in the alternative, a Motion to Transfer Venue to the County of Orange. On February 3, 2012, the court granted us motion to transfer venue to the County of Orange without prejudice to us renewing our motion to compel arbitration. Each of these motions is currently pending. In April 2009, we were served with a subpoena seeking information related to current and former employees throughout the United States. In April 2010, an application was filed to enforce the subpoena and we are subject to a nationwide investigation. We are awaiting the results of the investigation. We are vigorously defending all outstanding complaints and are unable to predict the likely outcomes and whether such outcomes may have a material adverse effect on our results of operations or financial condition. Accordingly, no provisions for loss contingencies for such complaints have been accrued as of January 28, 2012.

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

Employees

As of January 28, 2012, we had 7,283 employees, consisting of 2,152 full-time employees and 5,131 part-time employees. Full-time personnel consisted of 673 salaried employees and 1,479 hourly employees. All part-time personnel are hourly employees. Of all employees, 6,952 were sales personnel and 331 were administrative and distribution center personnel. Personnel at all levels of store operations are provided various opportunities for cash and/or other incentives based upon various individual store sales and other performance targets. All of our employees are nonunion, and, in management’s opinion, are paid competitively at current industry standards. We believe that our relationship with our employees is good.

Item 1A.	Risk Factors

Risks Related to our Business

General economic conditions, perceptions of such conditions by our customers and the impact on consumer confidence and consumer spending have adversely impacted our results of operations and may continue to do so.

Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. As a result of the continued difficult economic conditions, we may face risks that will impact many facets of our operations, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations to us. If poor economic conditions in the U.S. and world economic markets continue, or if they deteriorate further, our business, financial condition, and results of operations may be adversely affected.

We may experience declines in comparable store sales in our Wet Seal division.

Although we had a 2.0% comparable store sales increase in our Wet Seal division in fiscal 2011, we experienced a 4.6% decline in comparable store sales in our Wet Seal division in the fourth quarter of fiscal 2011 and no increase and a decline in comparable store sales in that division in fiscal 2010 and 2009, respectively. We cannot assure that we will improve our comparable store sales in the future. In order to improve comparable store sales results, we will need to focus on a variety of factors, including fashion trends, our merchandise mix, our merchandise planning and allocation practices, holiday periods, actions of competitors, weather conditions and general economic conditions. There can be no guarantee that financial results of our Wet Seal division will improve and if they do, there can be no guarantee as to the timing, duration or significance of the improvement.

In the past, we have experienced poor comparable store sales and operating results in our Arden B division, and we cannot assure that we will be able to re-establish and sustain improvements in the future.

In fiscal 2007 and 2008, we experienced poor financial performance in our Arden B division. In fiscal 2009 and 2010, comparable store sales and operating results of our Arden B division improved as a result of the closing or rebranding of underperforming stores, and changes to promotional and pricing strategies. However, in fiscal 2011, we experienced weaker comparable same store sales and operating results in the division due to not having the appropriate inventory levels in key performing categories and fashion content weakness. As a result, there can be no guarantee that our efforts to improve results will be successful and that the financial performance of our Arden B division will improve.

Our success depends to a significant extent on the performance of our senior management.

In general, our success depends to a significant extent on the performance of our senior management, particularly personnel engaged in merchandising and store operations, and on our ability to identify, hire and retain additional key management personnel. We have had significant changes in management during fiscal 2010 and fiscal 2011, and these changes may impact our ability to execute our business strategy.

Effective January 18, 2011, we appointed Ms. Susan McGalla as our new chief executive officer, effective March 28, 2011, we appointed Mr. Ken Seipel as our new president and chief operating officer, effective November 16, 2011, we appointed Ms. Barbara Cook as our new senior vice president of store operations, and November 28, 2011, we appointed Ms. Harriet Sustarsic as our new executive vice president and chief merchandise officer for our Wet Seal division. While Ms. McGalla, Mr. Seipel, Ms. Cook and Ms. Sustarsic immediately became involved in the day-to-day activities of our company, we expect that we will continue to experience a transition period until they are fully integrated organizationally. We cannot provide any assurance that there will not be any disruption that adversely impacts our customer relationships, employee morale and/or our business during such transition period.

Furthermore, our senior management may not effectively implement our refined “brand DNA” positions which could have an impact on our financial condition, results of operations and cash flows. Ms. McGalla, Mr. Seipel, Ms. Cook and Ms. Sustarsic may also implement other new strategic initiatives for our company that have not yet been formulated and we cannot predict how these initiatives will impact us. If they are ineffective, this would adversely affect our financial condition, results of operations and cash flow.

Our company’s ability to attract customers to our stores depends heavily on the success of the shopping centers in which many of our stores are located.

Substantially all of our stores are located in regional mall shopping centers. Factors beyond our control impact mall traffic, such as general economic conditions and consumer spending levels. Consumer spending and mall traffic remain depressed due to the continued difficult economic conditions. As a result, mall operators have been facing increasing operational and financial difficulties. The increasing inability of mall “anchor” tenants and other area attractions to generate consumer traffic around our stores, the increasing inability of mall operators to attract “anchor” tenants and maintain viable operations and the increasing departures of existing “anchor” and other mall tenants due to declines in the sales volume and in the popularity of certain malls as shopping destinations, have reduced and may continue to reduce our sales volume and, consequently, adversely affect our financial condition, results of operations and/or cash flows.

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

We incurred ownership changes in April 2005 and December 2006, which resulted in Section 382 limitations applying to NOLs generated prior to those dates, which were approximately $150.6 million. As a result of these ownership changes, of our $65.7 million NOLs as of January 28, 2012, we may utilize up to $60.9 million to offset taxable income in fiscal 2012 and 2013. Future transactions involving the sale or other transfer of our stock may result in additional ownership changes for purposes of Section 382. The occurrence of such additional ownership changes could limit our ability to utilize our remaining NOLs and possibly other tax attributes. The Section 382 limitation is currently under examination by the Internal Revenue Service. Pending the examination results, the NOL utilization could be further limited. Limitations imposed on our ability to use NOLs and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect. Any further ownership change also could cause such NOLs and other tax attributes to expire unused, thereby reducing or eliminating the benefit of such NOLs and other tax attributes to us and adversely affecting our future cash flows.

In addition, we may determine that varying state laws with respect to NOL utilization may result in lower limits, or an inability to utilize NOLs in some states altogether, which could result in us incurring additional state income taxes. During fiscal 2008, the State of California passed legislation that suspended our ability to utilize NOLs to offset taxable income in fiscal 2008 and 2009. In late 2010, the State of California extended such legislation, which further suspended use of NOLs to fiscal 2011. As a result, we incurred additional state income taxes in California, which increased our effective tax rate in fiscal 2008 through 2011. In fiscal 2011 we generated income, and we expect to generate income in future periods on a federal alternative minimum tax basis, resulting in alternative minimum taxes payable on a portion of such income. In the event that state law results in lower limits, or an inability to utilize loss carryforwards, or we become subject to federal alternative minimum tax, this could adversely affect our future cash flows.

If we are unable to anticipate and react to new fashion trends, our financial condition and results of operations could be adversely affected.

We rely on a limited demographic customer base for a large percentage of our sales. Our brand image is dependent upon our ability to anticipate, identify and provide fresh inventory reflecting current fashion trends.

Furthermore, the continued difficult economic conditions make it increasingly difficult for us to accurately predict product demand trends. If we fail to anticipate, identify or react appropriately or in a timely manner to these fashion and product demand trends, we could experience reduced consumer acceptance of our products, a diminished brand image and higher markdowns. These factors could adversely affect our financial condition and results of operations.

We may suffer negative publicity and our business may be harmed if we need to recall any products we sell.

Each of our Wet Seal and Arden B divisions has in the past needed to, and may in the future need to, recall products that we determine may present safety issues. If products we sell have safety problems of which we are not aware, or if we or the Consumer Product Safety Commission recall a product sold in our stores, we may suffer negative publicity and, potentially, product liability lawsuits, which could have a material adverse impact on our reputation, financial condition and results of operations or cash flows.

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

Our product costs rise from time to time due to increasing commodity prices, primarily for cotton, as well as due to higher production labor and energy costs. We may not be able to, or may elect not to, pass these increases on to our customers through price increases, which may adversely affect our financial condition and results of operations.

We depend upon a single center for our corporate offices and distribution activities, and any significant disruption in the operation of this center could harm our business, financial condition, results of operations and/or cash flows.

Our corporate offices and the distribution functions for all of our stores and e-commerce business are handled from a single, leased facility in Foothill Ranch, California. In general, this area of California is subject to earthquakes and wildfires. Any significant interruption in the operation of this facility due to a natural disaster, arson, accident, system failure or other unforeseen event could delay or impair our ability to distribute merchandise to our stores and, consequently, lead to a decrease in sales. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating satellite facilities might have on our business, personnel and results of operations. The financial losses incurred may exceed our insurance for earthquake damages and business interruption costs related to any such disruption. As a result, our business, financial condition, results of operations and/or cash flows could be adversely affected.

Fluctuations in our revenues for the third fiscal quarter and the fourth fiscal quarter have a disproportionate effect on our overall financial condition, results of operations and/or cash flows.

We experience seasonal fluctuations in revenues, with a disproportionate amount of our revenues being generated in the third fiscal quarter “back-to-school” season, which begins the last week of July and ends during September, and the fourth fiscal quarter “holiday” season. Our revenues are generally lower during the first half of the fiscal year. In addition, any factors that harm our third and fourth fiscal quarter operating results, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.

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

The women’s retail apparel industry is highly competitive, with fashion, quality, price, location and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores and certain other apparel retailers, including Abercrombie & Fitch, Aeropostale, American Eagle, Anthropologie, Banana Republic, BCBG, bebe, Body Central, Charlotte Russe, Express,

Forever 21, Gap, Guess?, H&M, Macy’s, Nordstrom, Old Navy, Pacific Sunwear, rue21, Target, Urban Outfitters, Zara, and other regional retailers. Many of our competitors are large national chains that have substantially greater financial, marketing and other resources than we do. We face a variety of competitive challenges, including:

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

We expect to open between 25 and 30 mall-based Wet Seal stores, net of store closures, in fiscal 2012. At this time, we currently plan to maintain our Arden B store base in fiscal 2012 as we focus our efforts on improving merchandising and marketing strategies. While we believe we compete effectively for favorable site locations and lease terms, competition for prime locations within malls, in particular, and within other locations is intense and we cannot assure that we will be able to obtain new locations on terms favorable to us, if at all.

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

The upcoming expiration of leases for approximately 139 of our existing stores could lead to increased costs associated with renegotiating our leases and/or relocating our stores.

We have approximately 139 existing store leases scheduled to expire in fiscal 2012. In connection with the expiration of these leases, we will have to renegotiate new leases, which could result in higher rental amounts for each store. We may not be able to obtain new lease terms that are favorable to us. In addition, as a result of renewal negotiations, we may be required by the landlord to remodel as a condition for renewal, which could result in significant capital expenditures. In addition, some landlords may refuse to renew our leases due to our lower sales per square foot as compared with other prospective tenants. If we are unable to agree to new terms with our landlords, we will have to close or relocate these stores, which could result in a significant expenditure and could lead to an interruption in the operation of our business at the affected stores, and we could be required to relocate to less desirable locations or may not be able to find viable locations at all.

Our computer hardware and software systems are vital to the efficient operation of our retail and Web-based stores, and damage to these systems could harm our business.

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

A cybersecurity incident could have a material adverse effect on our financial condition, results of operations and/or cash flows.

A cyberattack may bypass the security for our information systems, causing an information system security breach and leading to a material disruption of our information systems, the loss of business information and/or the loss of e-commerce sales. Such a cyberattack could result in any of the following:

•	theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•	operational or business delays resulting from the disruption of our information systems and subsequent clean-up and mitigation activities;

•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers; and

•	loss of sales generated through our Internet websites through which we sell merchandise to customers to the extent these websites are affected by a cyberattack.

As a result, our business, financial condition and results of operations could be materially and adversely affected.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of our Internet or e-commerce services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of e-commerce payment services, unencumbered Internet communications, consumer protection, the provision of e-commerce payment services, unencumbered Internet access to our services, the design and operation of websites and the characteristics and quality of products and services. It is not clear how certain existing laws governing issues such as property ownership, libel and personal privacy apply to the Internet and e-commerce. Unfavorable regulations and laws could diminish the demand for our products and services and increase our costs of doing business.

If we fail to comply with Payment Card Industry Data Security Standards, we may be subject to fines or penalties, which could adversely affect our business, financial condition and results of operations.

We are highly dependent on the use of credit cards to complete sale transactions in our stores and through our websites. If we fail to comply with Payment Card Industry Data Security Standards, we may become subject to fines or limitations on our ability to accept credit cards. Through our sale transactions, loyalty programs and other methods, we may obtain information about our customers which is subject to federal and state privacy laws. These laws and the judicial interpretation of such laws are constantly evolving. If we fail to comply with these laws, we may be subject to fines or penalties, which could impact our business, financial condition and results of operations.

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

The majority of our products are manufactured outside the U.S. and are primarily bought by us within the U.S. from domestic importers. As a result, we are susceptible to greater losses as a result of a number of risks inherent in doing business in international markets and from a number of factors beyond our control, any of which could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

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

We are exposed to business risks as a result of our e-commerce operations.

We operate e-commerce stores at www.wetseal.com and www.ardenb.com. Our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; and (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, Internet operations involve risks which are beyond our control that could have a direct material adverse effect on our operational results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the Internet business in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) e-commerce security breaches involving unauthorized access to our and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the Internet, e-commerce and the apparel industry. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could materially adversely affect our business, financial condition, results of operations and/or cash flows.

Changes in the health care regulatory environment could cause us to incur additional expense and our failure to comply with related legal requirements could have a material adverse effect on our business.

In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. This legislation expands health care coverage to many uninsured individuals and expands coverage for those already insured. The changes required by this legislation could cause us to incur additional health care and other costs, but we do not expect any material short-term impact on our financial results as a result of the legislation.

Risks Related to our Common Stock

The price of our Class A common stock has fluctuated significantly during the past several years and may fluctuate significantly in the future.

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

Holders of shares of our Class A common stock are entitled to receive any dividends that may be declared by our Board of Directors. However, we have not paid any cash dividends on our Class A common stock and we do not expect to for the foreseeable future. Also, our agreements with our senior lenders limit the payment of dividends to our stockholders.

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

We lease all of our stores. Lease terms for our stores typically are 10 years. The leases generally provide for a fixed minimum rental, charges for common area maintenance, real estate taxes and other mall operating costs, and, on occasion, additional rental based on a percentage of sales once a minimum sales level has been reached. Certain leases include cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. When a lease expires, we generally renew that lease at current market terms. However, each renewal is based upon an analysis of the individual store’s profitability and sales potential. At the end of fiscal 2011, we had 2,152,712 square feet of leased space under retail store leases.

The following table sets forth our 558 retail stores by state or territory as of January 28, 2012:

State	Wet Seal	Arden B	State	Wet Seal	Arden B
Alabama	10	1	Montana	3	—
Alaska	1	—	Nebraska	3	—
Arizona	13	2	Nevada	5	1
Arkansas	4	—	New Hampshire	2	1
California	65	12	New Jersey	13	6
Colorado	5	2	New Mexico	4	—
Connecticut	5	—	New York	16	5
Delaware	1	—	North Carolina	9	1
Florida	36	6	North Dakota	4	—
Georgia	10	2	Ohio	19	3
Hawaii	5	—	Oklahoma	3	—
Idaho	2	—	Oregon	4	—
Illinois	20	5	Pennsylvania	23	3
Indiana	10	1	Rhode Island	3	1
Iowa	4	—	South Carolina	7	1
Kansas	6	1	South Dakota	1	—
Kentucky	5	2	Tennessee	8	1
Louisiana	7	—	Texas	35	8
Massachusetts	15	5	Utah	5	1
Maryland	10	2	Virginia	12	4
Michigan	14	2	Washington	12	2
Minnesota	10	2	West Virginia	2	—
Mississippi	2	—	Wisconsin	8	—
Missouri	9	2	Puerto Rico	2	1

The following table sets forth information with respect to store openings and closings since fiscal 2007:

Total Company

	Fiscal Years
	2011	2010	2009	2008	2007
Stores open at beginning of year	533	504	496	494	430
Stores opened during the year	32	41	18	13	78
Stores closed during the year	7	12	10	11	14

Stores open at end of year	558	533	504	496	494

Wet Seal

	Fiscal Years
	2011	2010	2009	2008	2007
Stores open at beginning of year	450	424	409	399	338
Stores opened during the year	28	32	17	13	71
Stores closed during the year	6	6	2	3	10

Stores open at end of year	472	450	424	409	399

Arden B

	Fiscal Years
	2011	2010	2009	2008	2007
Stores open at beginning of year	83	80	87	95	92
Stores opened during the year	4	9	1	—	7
Stores closed during the year	1	6	8	8	4

Stores open at end of year	86	83	80	87	95

Item 3.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. We are vigorously defending this appeal and are unable to predict the likely outcome. As of January 28, 2012, we have accrued an amount equal to the settlement amount in accrued liabilities in our condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us from May 22, 2003 through the present. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and Wage Orders of the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification and Motion For Leave to File An Amended Complaint. Plaintiffs have appealed both orders. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 28, 2012.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us from September 29, 2004 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On August 16, 2011, the court denied Plaintiffs’ Motion for Class Certification. Plaintiffs have appealed. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 28, 2012.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by us against employees of our Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. We are awaiting the results of the investigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 28, 2012.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. We have filed a Motion to Compel Arbitration and, in the alternative, a Motion to Transfer Venue to the County of Orange. On February 3, 2012, the court granted us motion to transfer venue to the County of Orange without prejudice to us renewing our motion to compel arbitration. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 28, 2012.

On October 27, 2011 a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees who were employed in California during the time period from October 27, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On March 6, 2012, we filed a motion to compel arbitration which is scheduled to be heard on March 28, 2012. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 28, 2012.

As of January 28, 2012, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition. From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims, we have insurance to cover a portion of such losses. However, certain other matters may exist or arise for which we do not have insurance coverage and which could have a material adverse effect on our results of operations or financial condition.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

We have two classes of common stock: Class A and Class B. Our Class A common stock is listed on the NASDAQ Global Market under the symbol “WTSLA.” As of March 19, 2012, there were 680 stockholders of record of our Class A common stock. The closing price of our Class A common stock on March 19, 2012, was $3.30 per share. As of March 19, 2012, there were no shares of our Class B common stock outstanding.

Price Range of Stock

The following table reflects the high and low closing sale prices of our Class A common stock as reported by NASDAQ for the last two fiscal years:

Quarter	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First quarter	$4.55	$3.41	$5.15	$3.35
Second quarter	$5.10	$3.85	$4.84	$3.30
Third quarter	$5.04	$4.00	$3.71	$2.81
Fourth quarter	$4.32	$3.08	$3.91	$3.11

Dividend Policy

We have never paid any cash dividends to holders of our common stock. The declaration and payment of future dividends are at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors. Under certain circumstances, our senior revolving credit facility limits our ability to declare or pay dividends on any of our shares without consent from the lenders. We have no intention of paying cash dividends in the immediate future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 28, 2012, about our common stock that may be issued upon the exercise of options, warrants, and rights granted to employees, consultants, or members of our Board of Directors under all of our existing equity compensation plans, including our 1996 Long-Term Incentive Plan, as amended; our 2000 Stock Incentive Plan; and our 2005 Stock Incentive Plan, as amended:

Plan category	(a)		(b)		(c)
	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,579,316	(1)	$4.64	(2)	2,672,275
Equity compensation plans not approved by security holders	—		—		—

Total	5,579,316		$4.64		2,672,275

(1)	Includes 3,474,204 outstanding vested and non-vested stock options and 2,105,112 shares of non-vested restricted common stock and performance shares.
(2)	Includes 3,474,204 stock options exercisable at a weighted-average exercise price of $4.64. A weighted-average exercise price is not applied to the 2,105,112 of non-vested restricted common stock and performance shares.

Stock Price Performance Graph

The following graph compares the cumulative stockholder return on our Class A common stock with the return on the Total Return Index for the NASDAQ Stock Market (US) and the NASDAQ Retail Trade Stocks. The graph assumes $100 invested on February 2, 2007, in the stock of Wet Seal, the NASDAQ Global Stock Market (US), and the NASDAQ Retail Trade Stocks. It also assumes that all dividends are reinvested.

Comparison of Cumulative Total Return for the Class A Common Stock

of Wet Seal, February 2, 2007 through January 27, 2012(1)

	February 1, 2008*	January 30, 2009*	January 29, 2010*	January 28, 2011*	January 27, 2012*
The Wet Seal, Inc.	$48	$40	$52	$54	$56
NASDAQ Stock Market (US)	$97	$60	$88	$112	$120
NASDAQ Retail Trade Stocks	$89	$57	$84	$105	$128

*	Closest preceding trading date to the beginning of our fiscal year.
(1)	Returns are based upon the premise that $100 is invested in each of (a) our Class A common stock, (b) NASDAQ Stock Market, and (c) the index of NASDAQ Retail Trade Stocks on February 2, 2007, and that all dividends (if any) were reinvested. Over a five-year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each Wet Seal fiscal year. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Unregistered Sales of Equity Securities

(a) None.

(b) None.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 30, 2011 to November 26, 2011	—	—	—	—
November 27, 2011 to December 31, 2011	—	—	—	—
January 1, 2012 to January 28, 2012	191,601	$3.46	—	—

(1)	An employee of our company tendered 191,601 shares of our Class A common stock upon restricted and performance stock vesting to satisfy employee withholding tax obligations for a total cost of approximately $0.7 million.

As of January 28, 2012, 208,991 repurchased shares, at a cost of $0.7 million, as well as 31,887 shares reacquired by the Company, at no cost, upon employee, director and consultant forfeitures of stock-based compensation, were not yet retired.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and other data as of the end of and for the 2007 through 2011 fiscal years. The following selected financial data has been derived from our audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

Five-Year Financial Summary

(In thousands, except per-share and per square foot amounts, ratios, share data, store data, and square footage data)

Fiscal Year	2011	2010	2009	2008	2007
Fiscal Year Ended	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
Operating Results
Net sales	$620,097	$581,194	$560,918	$592,960	$611,163
Cost of sales	$424,661	$401,287	$394,092	$400,521	$408,892
Gross margin	$195,436	$179,907	$166,826	$192,439	$202,271
Selling, general, and administrative expenses	$165,933	$150,432	$141,633	$154,671	$177,468
Asset impairment	$4,503	$4,228	$2,341	$5,611	$5,546
Operating income	$25,000	$25,247	$22,852	$32,157	$19,257
Income before provision (benefit) for income taxes	$25,061	$22,539	$22,366	$31,010	$23,610
Net income(1)	$15,082	$12,570	$86,870	$29,688	$23,232
Per-Share Data
Net income per share, basic	$0.16	$0.12	$0.86	$0.30	$0.23
Net income per share, diluted	$0.16	$0.12	$0.85	$0.30	$0.22
Weighted-average shares outstanding, basic	92,713,516	99,255,952	95,685,557	93,172,635	91,154,133
Weighted-average shares outstanding, diluted	92,762,077	99,412,817	96,250,188	94,099,234	94,141,019
Other Financial Information
Cash, cash equivalents, and investments	$157,185	$176,052	$161,693	$142,064	$100,618
Working capital	$160,921	$183,453	$170,102	$130,716	$90,236
Ratio of current assets to current liabilities	4.0	4.0	4.3	3.7	2.5
Total assets(1)	$330,533	$368,532	$347,670	$256,659	$224,076
Long-term debt, including current portion(2)	$—	$—	$3,540	$2,707	$3,583
Total stockholders’ equity	$241,072	$275,693	$260,139	$171,208	$127,839
Other Operating Information
Number of stores open at year-end	558	533	504	496	494
Number of stores opened during the year	32	41	18	13	78
Number of stores closed during the year	7	12	10	11	14
Square footage of leased store space at year-end:
Total Company	2,152,712	2,042,546	1,918,309	1,879,395	1,863,123
Wet Seal	1,886,791	1,787,088	1,674,048	1,612,189	1,568,124
Arden B	265,921	255,458	244,261	267,206	294,999
Average sales per square foot of leased store space:
Total Company	$278	$276	$277	$297	$332
Wet Seal	$271	$267	$268	$292	$314
Arden B	$327	$341	$339	$326	$420
Average sales per store:
Total Company	$1,071	$1,052	$1,052	$1,123	$1,248
Wet Seal	$1,082	$1,056	$1,056	$1,149	$1,229
Arden B	$1,010	$1,034	$1,035	$1,011	$1,324
Comparable store sales increase (decrease)(3):
Total Company	1.2%	0.1%	(7.1)%	(8.5)%	(1.1)%
Wet Seal	2.0%	0.0%	(8.5)%	(4.5)%	1.2%
Arden B	(3.4)%	0.6%	0.2%	(23.5)%	(8.2)%

(1)	Net income and total assets for fiscal 2009 include the reversal of the valuation allowance against the net deferred tax assets in the amount of $64.7 million, recorded as a benefit for income taxes.
(2)	Long-term debt is presented net of unamortized discount of $2.1 million, $2.7 million, and $5.5 million for fiscal 2009, fiscal 2008, and fiscal 2007, respectively.
(3)	Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 15 to 39 years old. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B”. At January 28, 2012, we had 558 retail stores in 47 states and Puerto Rico. Of the 558 stores, there were 472 Wet Seal stores and 86 Arden B stores.

We report our results of operations as two reportable segments representing our two retail divisions (“Wet Seal” and “Arden B”). E-commerce operations for Wet Seal and Arden B are included in their respective operating segments. Although the two operating segments have many similarities in their products, production processes, distribution methods and regulatory environments, there are differences in most of these areas and distinct differences in their economic characteristics.

Our fiscal year ends on the Saturday closest to the end of January. Fiscal 2011, fiscal 2010, and fiscal 2009 each include 52 weeks of operations.

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal division’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for four or more days in a fiscal month, due to remodel, relocation or other reasons, are removed from the comparable store base for that fiscal month as well as for the comparable fiscal month in the following fiscal year. Comparable store sales results are important in achieving operating leverage on expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash and working capital.

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

Revenue Recognition

Sales are recognized upon purchases by customers at our retail store locations. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, revenue is recognized at the estimated time goods are received by customers. E-commerce customers typically receive goods within four days of being shipped. Shipping and handling fees billed to customers for e-commerce sales are included in net sales. For fiscal 2011, 2010 and 2009, shipping and handling fee revenues were $3.0 million, $3.2 million and $2.9 million, respectively, within net sales on the consolidated statements of operations.

We have recorded accruals to estimate sales returns by customers based on historical sales return results. Our sales return policy allows customers to return merchandise within 21 days of original purchase. Wet Seal retail store merchandise may be returned for store credit only and Arden B retail store merchandise may be returned for cash refund or store credit within seven days of the original purchase date, and for store credit only thereafter. For Wet Seal and Arden B e-commerce sales, merchandise may be returned within 21 days for a full refund. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the consolidated balance sheets and was $0.2 million and $0.3 million at January 28, 2012, and January 29, 2011, respectively.

We recognize the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates and store credits until we are released from such liability. Our gift cards, gift certificates and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates and store credits are not redeemed or recovered (“breakage”). Based upon historical redemption trend data, we previously determined that the likelihood of redemption of unredeemed gift cards, gift certificates and store credits three years after their issuance is remote and adjusted our unearned revenue liability quarterly to record breakage as additional sales for gift cards, gift certificates and store credits that remained unredeemed three years after their issuance. Based upon an analysis completed by us during the second fiscal quarter of 2009, historical redemption patterns indicated that the likelihood of redemption of unredeemed gift cards, gift certificates and store credits greater than two years after their issuance is remote. As a result, beginning in the second quarter of fiscal 2009, we adjusted our unearned revenue liability to recognize the change in estimated timing of when breakage of gift cards, gift certificates and store credits is recognized from greater than three years after their issuance dates to greater than two years after their issuance dates. Our net sales in the second quarter of fiscal 2009 included a benefit of $1.2 million due to this change in estimate to reduce our unearned revenue liability for estimated unredeemed amounts. Our net sales for fiscal 2011, fiscal 2010 and fiscal 2009 included a benefit of $1.1 million, $1.4 million and $2.2 million, respectively, to reduce our unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities in the consolidated balance sheets and was $5.5 million and $5.1 million at January 28, 2012 and January 29, 2011, respectively. If actual redemptions ultimately differ from the assumptions underlying our breakage adjustments, or our future experience indicates the likelihood of redemption of gift cards, gift certificates and store credits becomes remote at a different point in time after issuance, we may recognize further significant adjustments to our accruals for such unearned revenue, which could have a significant effect on our net sales and results of operations.

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

We recognize membership fee revenue under the frequent buyer program on a straight-line basis over the 12-month membership period. From time to time, we test alternative program structures, and promotions tied to the program, and may decide to further modify the program in ways that could affect customer usage patterns. As a result of this program testing and potential further modifications, we believe it is appropriate to maintain straight-line recognition of membership fee revenue. We may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales. The unearned revenue for this program is recorded in accrued liabilities in the consolidated balance sheets and was $5.3 million and $3.8 million at January 28, 2012, and January 29, 2011, respectively.

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

We convert into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if unredeemed after 60 days. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $1.3 million and $1.3 million at January 28, 2012, and January 29, 2011, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record adjustments to the unearned revenue accrual, which would affect net sales.

Short-term Investments

Our short-term investments consisted of interest-bearing corporate bonds that were guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program, had maturities that were less than one year and were carried at amortized cost plus accrued income. Short-term investments were carried at amortized cost due to our intent to hold to maturity. Short-term investments on the consolidated balance sheets were $50.7 million at January 29, 2011. During fiscal 2011, our short-term investments matured and we recovered the entire amortized cost basis of the securities.

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

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns, including permanent and promotional markdowns, on a cost basis in fiscal 2011, 2010 and 2009 were $86.4 million, $84.2 million and $78.6 million, respectively, and represented 13.9%, 14.5% and 14.0% of net sales, respectively. We accrued $4.3 million and $2.7 million for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of January 28, 2012, and January 29, 2011, respectively.

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

Quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During fiscal 2011, 2010 and 2009, we determined such events or changes in circumstances had occurred with respect to certain of our retail stores, and that operating losses or insufficient operating income would likely continue. As such, we recorded noncash charges of $4.5 million, $4.2 million and $2.3 million, respectively, in our consolidated statements of operations for fiscal 2011, 2010 and 2009 to write down the carrying value of these stores’ long-lived assets to their estimated fair values.

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

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Cost of sales	$271	$2	$(132)
Selling, general, and administrative expenses	4,376	1,785	1,756

Stock-based compensation	$4,647	$1,787	$1,624

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

Our effective income tax rate for fiscal 2011 was approximately 39.8%. Due to our utilization of federal and state NOLs during fiscal 2011, we incurred cash income taxes for the fiscal year of approximately 4.9% of pre-tax income, representing the portion of federal and state alternative minimum taxes and State of California and various other state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the cash income taxes is recorded as a non-cash provision for deferred incomes taxes.

We believe that our NOLs are a valuable asset and we intend to protect the value of our NOLs. However, Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of federal NOLs to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests of our common stock. Under Section 382, an ownership change that triggers potential limitations on NOLs occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on our analysis, we had ownership changes in April 2005 and December 2006, which resulted in Section 382 limitations applying to federal NOLs generated prior to those dates, which were approximately $150.6 million.

As a result of those ownership changes, of our $65.7 million of remaining federal NOLs, we may utilize up to $60.9 million of our federal NOLs to offset taxable income in fiscal 2012 and 2013. The Section 382 limitation is currently under examination by the Internal Revenue Service. Pending the examination results, the NOL utilization could be further limited. We may also experience additional ownership changes in the future, which could further limit the amount of federal NOLs annually available. As of January 28, 2012, there have been no ownership changes since 2006.

In addition, we may determine that varying state laws with respect to NOL utilization may result in lower limits, or an inability to utilize NOLs in some states altogether, which could result in us incurring additional state income taxes. During fiscal 2008, the State of California passed legislation that suspended our ability to utilize NOLs to offset taxable income in fiscal 2008 and 2009. In late 2010, the State of California extended such legislation that further suspended use of NOLs to fiscal 2010 and 2011. As a result, we incurred additional state income taxes in California, which increased our effective tax rate in fiscal 2008 through 2011. The Company may also generate income in future periods on a federal alternative minimum tax basis, which would result in alternative minimum taxes payable on a portion of such income.

The calculation of our tax assets involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our operations. At January 28, 2012, we had no significant unrecognized tax benefits or expenses that, if recognized, would affect our effective income tax rate in future periods. We are currently unaware of any issues under review that could result in significant payments, accruals or material deviations from our recognized tax positions. However, if we later identify other income tax issues that result in significant additional payments or necessary accruals, this could have a material adverse effect on our reported results.

Insurance Reserves

We are partially self-insured for our workers’ compensation and employee group health plans. Under the workers’ compensation insurance program, we are liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.4 million. Under our employee group health plan, we are liable for a deductible of $0.175 million for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to adjustment based on the number of participants in the plan each month. For both of the insurance plans, we record a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. We will continue to adjust the estimates as actual experience dictates. A significant change in the number or dollar amount of claims could cause us to revise our estimate of potential losses and affect our reported results. Included in accrued liabilities within the consolidated balance sheets as of January 28, 2012, and January 29, 2011, are $2.0 million and $1.5 million, respectively, for reported claims and estimated unreported claims under our self-insured workers’ compensation and employee group health plans.

Current Trends and Outlook

The overall retail environment continues to be volatile, driven by several factors, including uncertainty regarding the global economy, the lack of significant improvement in the U.S. housing market and unemployment rates across all regions of the U.S. In addition, U.S. gross domestic product growth has been inconsistent and at a slow pace, further leading to a volatile, and generally weak, retail environment. As a result, in fiscal 2011 we experienced a very aggressive promotional environment, with consumer spending heavily focused on promotion and clearance buying, which contributed to a slowdown in our rate of merchandise margin improvement and a decline in our comparable store sales in the second half of the fiscal year. In addition, we began to experience increased sourcing costs in the fourth quarter of fiscal 2010 and saw further cost increases through fiscal 2011 as a result of rising commodity prices, primarily for cotton, increased labor costs due to labor shortages in China, from which a majority of our merchandise is sourced, and increased fuel costs. We expect many of these sourcing cost pressures to continue into fiscal 2012. The rising value of the currency in China relative to the U.S. dollar may also have a further impact on future product costs.

Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. As a result of the continued difficult economic conditions, we may face risks that will impact many facets of our operations, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations to us. Although we believe we are sufficiently prepared and financially strong enough to endure poor economic conditions in the U.S. and world economic markets, if such conditions continue, or if they deteriorate further, our business, financial condition, and results of operations may be adversely affected.

Our comparable store sales increased 1.2% during fiscal 2011, driven by a 2.0% comparable store sales increase in our Wet Seal division, partially offset by a 1.4% comparable store sales decrease in our Arden B division. The Wet Seal division’s comparable store sales increase was primarily driven by an increase in average dollar sales per transaction, partially offset by a decrease in transaction volume, driven by an increase in units purchased per customer, partially offset by a decrease in average unit selling price. At Wet Seal, after positive momentum continued in our business through the back-to-school shopping period through August and into early September, business became more challenging as we transitioned to fall, as our merchandise assortment for the season did not perform to our expectations. As we entered the holiday season, we executed upon our plan for less aggressive promotions than fiscal 2010 and, as planned, experienced improved merchandise margins, but with a decline in comparable store sales. The Arden B division comparable store sales decrease was primarily driven by a decline in transaction volume and units purchased per customer, partially offset by an increase in its average dollar sales per transaction, driven by an increase in average unit selling price. At Arden B, throughout fiscal 2011 our dress and jewelry businesses were strong, but performance was below our expectations in other apparel and accessory categories. Our combined e-commerce sales declined 11% during fiscal 2011, from the prior year, as we began an initiative to reduce promotional levels and rebalance inventories more toward regular price versus clearance items in the e-commerce channel in an effort to better align the e-commerce presentation and shopping experience with those of the stores. For the four weeks ended February 25, 2012, our consolidated comparable store sales decreased 5.8% and we have provided guidance for the first quarter fiscal 2012 at a mid to high single-digit comparable store sales decline.

We made progress on several key initiatives during fiscal 2011. We continued to drive merchandise margin improvement versus the prior year in the Wet Seal division, despite increasing merchandise costs and the promotional competitive environment in fiscal 2011, by effectively planning and managing the level and depth of promotional markdowns. We also remained focused on providing clearer promotional messaging in the stores.

Our top near-term strategic priority is to improve our business trends and drive sales productivity improvement in our stores. To support sales productivity growth, we have established specific initiatives, including developing a culture of customer obsession, implementing merchandising improvements as informed by independent customer research we conducted during fiscal 2011, redefining our “brand DNA” for both divisions, modifying our Wet Seal store design to support our brands and enhance our customers’ shopping experience and focusing on increasing store personnel productivity through streamlined operational tasks and/or eliminated non-selling activities and introducing training programs focused on developing a selling culture. Higher store productivity would promote comparable store sales growth. Other strategic priorities include continuing to improve upon Wet Seal merchandise margins, improving the Arden B business to allow it to stabilize and reach its full potential, and expanding our existing retail store base and e-commerce businesses. We are also focused on improving gross margins by optimizing sourcing of merchandise, enhancing our inventory planning and allocation functions and improving supply chain efficiency through better coordination among and within our vendor base, internal distribution and store operation organizations. Although we have embarked on the strategic initiatives and priorities above, there is much work ahead of us to ensure the successful implementation of our strategy and to realize significant benefits to the business.

Store Openings and Closures

During fiscal 2011, we opened 28 and closed six Wet Seal stores and opened four and closed one Arden B stores. We believe future closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease.

We currently plan to open 25 to 30 Wet Seal stores in fiscal 2012, net of store closings, with a focus on malls. We currently intend to maintain existing store count in Arden B as we focus 2012 efforts on improving merchandising and marketing strategies.

Results of Operations

The following table sets forth selected statements of operations data as a percentage of net sales for the fiscal year indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Sales
Fiscal Year	2011	2010	2009
	January 28, 2012	January 29, 2011	January 30, 2010
Fiscal Year Ended
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.5	69.0	70.2

Gross margin	31.5	31.0	29.8
Selling, general, and administrative expenses	26.8	26.0	25.3
Asset impairment	0.7	0.7	0.4

Operating income	4.0	4.3	4.1
Interest income (expense), net	0.0	(0.4)	(0.1)

Income before provision (benefit) for income taxes	4.0	3.9	4.0
Provision (benefit) for income taxes	1.6	1.7	(11.5)

Net income	2.4%	2.2%	15.5%

Fiscal 2011 compared to Fiscal 2010

The following summarizes the consolidated operating results of our company. This discussion is followed by an overview of operating results by reportable segment.

Net Sales

	2011	Change From Prior Fiscal Year		2010
	($ in millions)
Net sales	$620.1	$38.9	6.7%	$581.2
Comparable store sales increase			1.2%

Net sales for fiscal 2011 increased primarily as a result of the following:

•

An increase of 1.2% in comparable store sales resulting from a 6.0% increase in comparable store average dollar sales per transaction, partially offset by a 4.2% decrease in comparable store transactions. Comparable store average dollar sales per transaction increased mainly due to a 7.7% increase in the number of units purchased per customer, partially offset by a 1.9% decrease in average unit retail prices; and

•	An increase in number of stores open, from 533 stores as of January 29, 2011, to 558 stores as of January 28, 2012.

However, the increase in net sales was partially offset by a decrease of $4.4 million in net sales for our e-commerce business compared to the prior year, which is not a factor in calculating our comparable store sales.

Cost of Sales

	2011	Change From Prior Fiscal Year		2010
	($ in millions)
Cost of sales	$424.7	$23.4	5.8%	$401.3
Percentage of net sales	68.5%		(0.5)%	69.0%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin as a result of lower markdown rates in the Wet Seal division, partially offset by higher markdown rates and higher inventory shrink results in the Arden B division, as compared to the prior year, and a decrease in distribution costs as a result of efficiencies gained from our new merchandise sorter system, partially offset by deleveraged occupancy costs as a result of the low overall comparable store sales increase not being enough to keep up with the routine increases in occupancy costs.

Cost of sales increased primarily due to the 6.7% increase in net sales and an increase in occupancy cost as a result of the increase in number of stores, from 533 stores as of January 29, 2011, to 558 stores as of January 28, 2012.

Selling, General, and Administrative Expenses (SG&A)

	2011	Change From Prior Fiscal Year		2010
	($ in millions)
Selling, general, and administrative expenses	$165.9	$15.5	10.3%	$150.4
Percentage of net sales	26.8%		0.8%	26.0%

Our SG&A expenses are comprised of two components. Selling expenses include store and field support costs, including personnel, advertising and merchandise delivery costs as well as e-commerce processing costs. General and administrative expenses include the cost of corporate functions such as executives, legal, finance and accounting, information systems, human resources, real estate and construction, loss prevention and other centralized services.

Selling expenses increased approximately $11.8 million from the prior year to $131.7 million. As a percentage of net sales, selling expenses were 21.4% of net sales, or 60 basis points higher than a year ago.

The following contributed to the current year increase in selling expenses:

•

A $9.9 million increase in store payroll and benefits costs as a result of increased sales volume and an increase in number of stores open, from 533 stores as of January 29, 2011, to 558 stores as of January 28, 2012;

•

A $1.0 million net increase in advertising and marketing expenditures driven by a market research study conducted to gain a better understanding of the Wet Seal and Arden B customer and an increase in visual merchandising materials, window and in-store graphics and freight related to shipment of marketing materials, offset by a decrease in e-commerce marketing expenditures;

•	A $0.6 million increase in store supplies due to increased sales volume and replenishment of low store stock levels;

•

A $0.5 million increase in merchandise delivery costs due to increased unit volume, increased fuel surcharges and an increase in freight carrier costs, partially offset by a decrease in shipment weight;

•	A $0.2 million increase in bags and boxes usage due to increased sales volume and replenishment of low store stock levels;

•	A $0.1 million increase in store and field travel and training costs; and

•	A $0.1 million net increase in other store selling expenses.

However, the increases in selling expenses were partially offset by the following decreases:

•	A $0.3 million decrease in e-commerce production costs as a result of decreased sales volume;

•	A $0.2 million decrease in security costs due to a decline in security system repairs; and

•	A $0.1 million decrease in credit card fees due to a decline in average processing fees as a percent to sales, partially offset by increased sales volume.

General and administrative expenses increased approximately $3.7 million from the prior year to $34.2 million. As a percentage of net sales, general and administrative expenses were 5.4%, or 20 basis points higher than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•

A $2.6 million increase in stock compensation expense, primarily due to an increase in executive stock compensation for our new chief executive officer and our new president and chief operating officer;

•

A $2.3 million increase in corporate wages, primarily due to a new chief operating officer position, an increased wage base for our newly appointed chief executive officer and an increase in e-commerce wages due to growth in our e-commerce infrastructure to support efforts to increase sales volume;

•	A $0.7 million increase in depreciation due to our recently implemented retail merchandising system;

•	A $0.3 million increase in computer maintenance costs;

•	A $0.2 million increase in recruiting fees related to our searches for a new chief executive officer, president and chief operating officer and vice president of our e-commerce business; and

•	A $0.1 million net increase in other general and administrative costs.

However, the increases in general and administrative expenses were partially offset by the following decreases:

•

A $1.3 million decrease in corporate bonuses based on a shortfall in our financial performance relative to bonus targets and the prior year including a transition payment to our previous chief executive officer;

•	A $0.7 million decrease in legal fees associated with various legal matters;

•	A $0.3 million decrease in audit fees due to a change in timing of services performed as compared to the prior year; and

•	A $0.2 million increase in other income due to the receipt of insurance proceeds for storm damage business interruption to a Wet Seal store.

Asset Impairment

	2011	Change From Prior Fiscal Year		2010
	($ in millions)
Asset impairment	$4.5	$0.3	6.5%	$4.2
Percentage of net sales	0.7%		(0.0)%	0.7%

Based on our quarterly assessments of the carrying value of long-lived assets, during fiscal 2011 and fiscal 2010, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $4.5 million and $4.2 million, respectively.

Interest Income (Expense), Net

	2011	Change From Prior Fiscal Year		2010
	($ in millions)
Interest income (expense), net	$0.1	$2.8	102.3%	$(2.7)
Percentage of net sales	(0.0)%		0.4%	(0.4)%

We generated interest income, net, of $0.1 million in fiscal 2011, primarily from investments in cash, cash equivalents and short-term investments.

We incurred interest expense, net, of $2.7 million in fiscal 2010 comprised of:

•

Interest charges of $2.8 million, consisting of $2.1 million of non-cash charges and a $0.7 million conversion/exercise inducement fee, related to the conversion of $4.7 million of our secured convertible notes (“Notes”) into 3,111,111 shares of our common stock and $1.6 million of our convertible preferred Stock (“Preferred Stock”) into 537,000 shares of our common stock, and the exercise of Series E warrants into 625,000 shares of our common stock;

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

Provision for Income Taxes

	2011	Change From Prior Fiscal Year		2010
	($ in millions)
Provision for income taxes	$10.0	$0.0	0.0%	$10.0

Our effective income tax rate for fiscal 2011 was approximately 39.8%. Due to our expected utilization of federal and state NOL carry forwards during fiscal 2011, we incurred cash payable for income taxes for the fiscal year of approximately 4.9% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the cash income taxes is recorded as a non-cash provision for deferred income taxes.

In fiscal 2010 we incurred a 44% effective income tax rate. This rate was higher than that expected for future periods due to $2.8 million in interest charges incurred upon the Note conversions in the first fiscal quarter 2010, which are not tax deductible, and a $0.5 million non-cash deferred income tax charge in the third fiscal quarter due to a tax method change that resulted in the reduction of deferred tax assets related to charitable contribution carry forwards, offset by $0.5 million of non-cash deferred income tax benefit related to stock compensation true-ups in the fourth fiscal quarter. Excluding the effect of these charges, the effective income tax rate for fiscal 2010 would have been approximately 40%.

Segment Information

The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. In the tables below, Wet Seal and Arden B reportable segments include data from their respective stores and e-commerce operations. Operating segment results include net sales, cost of sales, asset impairment and store closure costs, and other direct store and field management expenses, with no allocation of corporate overhead, interest income or expense.

Wet Seal:

($ in thousands, except sales per square foot and store count data)	Fiscal 2011	Fiscal 2010
Net sales	$526,105	$486,959
Percentage of consolidated net sales	85%	84%
Comparable store sales percentage increase compared to the prior fiscal year	2.0%	0.0%
Operating income	$55,661	$46,429
Sales per square foot	$271	$267
Number of stores as of year-end	472	450
Square footage as of year-end	1,887	1,787

The comparable store sales increase during fiscal 2011 was due primarily to an increase of 6.6% in comparable store average dollar sales per transaction, partially offset by a decrease of 4.0% in comparable store transactions. The increase in comparable store average dollar sales per transaction resulted from an 8.3% increase in units purchased per customer, partially offset by a 2.0% decrease in our average unit retail prices as a result of a merchandise content shift towards lower-priced accessories and fashion basic apparel. The net sales increase was attributable to the comparable store sales increase and the increase in the number of stores compared to the prior year, partially offset by a $1.5 million decrease in net sales in our e-commerce business.

Wet Seal’s operating income increased to 10.6% of net sales during fiscal 2011, from 9.5% of net sales during fiscal 2010. The increase in operating income, as a percentage of sales, was due primarily to an increase in merchandise margin as a result of lower markdown rates and a decrease in distribution costs as a result of efficiencies gained from our new merchandise sorter system. Additionally, during fiscal 2011, and fiscal 2010, operating income included asset impairment charges of $2.6 million and $3.6 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Arden B:

($ in thousands, except sales per square foot and store count data)	Fiscal 2011	Fiscal 2010
Net sales	$93,992	$94,235
Percentage of consolidated net sales	15%	16%
Comparable store sales percentage (decrease) increase compared to the prior fiscal year	(3.4)%	0.6%
Operating income	$1,491	$8,384
Sales per square foot	$327	$341
Number of stores as of year-end	86	83
Square footage as of year-end	266	256

The comparable store sales decrease during fiscal 2011 was due to a 6.2% decrease in comparable store transactions, partially offset by a 2.9% increase in comparable store average dollar sales per transaction. The increase in the comparable store average dollar sales per transaction resulted from a 10.7% increase in our average unit retail prices, reflecting an increased portion of our sales mix in dresses, which have a higher average unit price than other merchandise in our stores, partially offset by a 7.3% decrease in units purchased per customer. The net sales decrease was attributable to the decline in comparable stores sales and a $3.0 million decrease in net sales in our e-commerce business, partially offset by the increase in the number of stores compared to the prior year.

Arden B generated operating income of 1.6% of net sales during fiscal 2011, compared to operating income of 8.9% of net sales during fiscal 2010. This decrease was due primarily to a decrease in merchandise margin as a result of higher markdown rates and higher inventory shrink results, an increase in buying and planning and allocation costs as a result of filled positions, an increase in occupancy costs as a result of the deleveraging effect of negative comparable store sales and an increase in store payroll and benefits costs as a result of the deleveraging effect of negative comparable store sales, increased operational activities and higher average hourly rates. Additionally, during fiscal 2011 and fiscal 2010, operating income included asset impairment charges of $1.9 million and $0.6 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Fiscal 2010 compared to Fiscal 2009

The following summarizes the consolidated operating results of our company. This discussion is followed by an overview of operating results by reportable segment.

Net Sales

	2010	Change From Prior Fiscal Year		2009
	($ in millions)
Net sales	$581.2	$20.3	3.6%	$560.9
Comparable store sales increase			0.1%

Net sales for fiscal 2010 increased primarily as a result of the following:

•	An increase in number of stores open, from 504 stores as of January 30, 2010, to 533 stores as of January 29, 2011;

•	An increase of $6.7 million in net sales for our e-commerce business compared to the prior year, which is not a factor in calculating our comparable store sales; and

•

An increase of 0.1% in comparable store sales resulting from a 5.8% increase in comparable store average dollar sales per transaction, partially offset by a 5.5% decrease in comparable store transactions. Comparable store average dollar sales per transaction increased mainly due to a 7.8% increase in average unit retail prices, partially offset by a 1.5% decrease in the number of units purchased per customer.

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

The following contributed to the current year increase in selling expenses:

•	A $3.0 million increase in payroll and benefits costs as a result of increased sales volume;

•	A $1.5 million increase in e-commerce order fulfillment costs due to increased internet sales volume;

•

A $1.2 million increase in advertising and marketing expenditures due to an increase in in-store signage at both divisions, an increase in direct marketing at our Wet Seal division and an increase in our e-commerce advertising, primarily due to our increased presence on Facebook®;

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

We incurred interest expense, net, of $0.5 million in fiscal 2009 comprised of:

•

Non-cash interest expense of $0.9 million with respect to the Notes, comprised primarily of discount amortization and, to a lesser extent, annual interest at 3.76%, which we elected to add to principal; partially offset by

•	Interest income of $0.4 million from investments in cash and cash equivalents and a nominal noncash benefit to recognize interest capitalized on fixed assets.

Provision (Benefit) for Income Taxes

	2010	Change From Prior Fiscal Year		2009
	($ in millions)
Provision (benefit) for income taxes	$10.0	$74.5	115.5%	$(64.5)

In fiscal 2010 we incurred a 44% effective income tax rate, which is significantly higher than the rate in fiscal 2009 primarily as a result of the reversal of our deferred tax asset valuation allowance at the end of fiscal 2009. In addition, this rate was higher than that expected for future periods due to $2.8 million in interest charges incurred upon the Note conversions in the first fiscal quarter, which are not tax deductible, and a $0.5 million non-cash deferred income tax charge in the third fiscal quarter due to a tax method change that resulted in the reduction of deferred tax assets related to charitable contribution carry forwards, offset by $0.5 million of non-cash deferred income tax benefit related to stock compensation true-ups in the fourth fiscal quarter. Excluding the effect of these charges, the effective income tax rate for fiscal 2010 would have been approximately 40%.

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

Segment Information

The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. In the tables below, Wet Seal and Arden B reportable segments include data from their respective stores and e-commerce operations. Operating segment results include net sales, cost of sales, asset impairment and store closure costs, and other direct store and field management expenses, with no allocation of corporate overhead, interest income or expense.

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

Wet Seal comparable stores sales were flat during fiscal 2010, compared to a prior year decrease of 8.5%. The flat comparable store sales for fiscal 2010 were due primarily to a 6.3% increase in comparable store average dollar sales per transaction, partially offset by a 6.1% decrease in comparable store transactions. The increase in comparable store average dollar sales per transaction resulted from an 8.2% increase in our average unit retail prices, partially offset by a 1.5% decrease in units purchased per customer, as a result of a merchandise content shift towards apparel and away from lower-priced accessories. The net sales increase was attributable to the increase in the number of stores compared to the prior year and a $4.0 million increase in net sales in our e-commerce business, partially offset by the prior year including $0.8 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates.

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

Arden B comparable stores sales increased 0.6% during fiscal 2010, compared to a prior year increase of 0.2%. The increase during fiscal 2010 was due primarily to a 1.3% increase in comparable store transactions, partially offset by a 0.7% decrease in comparable store average dollar sales per transaction. The decrease in the average dollar sales per transaction resulted from a 0.5% decline in average unit retail prices and a 0.6% decline in units purchased per customer. The net sales decrease was primarily attributable to six store closings and nine store openings which did not have a full year impact on sales and the prior year including $0.4 million of additional net sales resulting from a change in estimated breakage for unredeemed gift cards, gift certificates and store credits remaining outstanding more than two years from their respective issuance dates, partially offset by a $2.7 million increase in net sales in our e-commerce business and the comparable store sales increase.

Arden B generated operating income of 8.9% of net sales during fiscal 2010, compared to operating income of 9.6% of net sales during fiscal 2009. The decrease in operating income was due primarily to a decrease in merchandise margin as a result of higher markdown rates, partially offset by an increase in initial markup rates, an increase in buying wages and an increase in stock compensation expense. Additionally, during fiscal 2010 and fiscal 2009, operating income included asset impairment charges of $0.6 million and $0.3 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. Also, operating income for fiscal 2009 included the $0.4 million breakage benefit noted above.

Liquidity and Capital Resources

Net cash provided by operating activities was $61.9 million for fiscal 2011, compared to $50.1 million for fiscal 2010. For fiscal 2011, cash provided by operating activities was comprised of net income of $15.1 million and net non-cash charges, primarily depreciation and amortization, asset impairment, stock-based compensation and provision for deferred income taxes, of $37.9 million, and a net source of cash from changes in other operating assets and liabilities of $9.3 million, which includes $9.5 million of no prepayment of February rents and other landlord costs due to the relatively early timing of our year-end date, partially offset by an increase in merchandise inventories over the increase of merchandise payables of $0.4 million. For fiscal 2011, net cash provided by investing activities of $23.5 million was comprised of $50.0 million of proceeds from the redemption of U.S. Government guaranteed corporate bonds upon maturity, partially offset by $26.5 million of capital expenditures, primarily for the construction of new Wet Seal and Arden B stores, remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations, investment in the development of our new retail merchandising system and an upgrade to our point-of-sale operating system. Capital expenditures that remain unpaid as of January 28, 2012, have decreased $2.8 million since the end of fiscal 2010. We expect to pay nearly all of the total balance of such amounts payable of $1.3 million during the first quarter of fiscal 2012.

We estimate that, in fiscal 2012, capital expenditures will be between $33.0 million and $36.0 million, of which approximately $27.0 million to $28.0 million is expected to be for the remodeling and/or relocation of existing Wet Seal and Arden B stores upon lease renewals and the construction of new Wet Seal and Arden B stores. We anticipate receiving approximately $5 million in tenant improvement allowances from landlords, resulting in net capital expenditures of between $28 million and $31 million.

For fiscal 2011, net cash used by financing activities was $53.6 million, comprised primarily of $54.5 million used to repurchase 12,313,477 shares of our Class A common stock, completing the share repurchase program approved by the board of directors and less than $0.1 million of deferred financing costs, slightly offset by $1.1 million of proceeds from the exercise of stock options. Effective August 16, 2011, we retired 24,242,219 shares of our Class A common stock held in treasury. In accordance with Delaware law and the terms of our certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.

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

Total cash, cash equivalents and investments at January 28, 2012, was $157.2 million compared to $176.1 million at January 29, 2011.

On February 3, 2011, we renewed, via amendment and restatement, our $35.0 million senior revolving credit facility with our existing lender (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in February 2016. Under the Facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including, under certain circumstances, covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, repurchase our common stock, close stores and dispose of assets, without the lender’s consent. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of the greater of 10% of the aggregate amount of the Facility or $4.0 million. The annual interest rate on the revolving line of credit under the Facility is (i) the higher of the lender’s prime rate, the Federal funds rate plus 0.5% or the one month London InterBank Offered Rate (LIBOR) plus 1.0%, collectively referred to as the “Base Rate,” plus the applicable margin ranging from 0.5% to 1.0% or, (ii) if we elect, either the one, two, three or six months LIBOR plus a margin ranging from 1.5% to 2.0%. The applicable Base Rate or LIBOR margin is based on the level of average excess availability, as defined under the Facility, at the time of election, as adjusted quarterly. We also incur fees on outstanding letters of credit under the Facility at an annual rate equal to the applicable LIBOR margin for standby letters of credit and 23.0% of the applicable LIBOR margin for commercial letters of credit. Additionally, we are subject to commitment fees at an annual rate of 0.25% on the unused portion of the line of credit under the Facility.

Borrowings under the Facility are secured by cash, cash equivalents, investments, receivables and inventory held by us and our wholly owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility.

At January 28, 2012, the amount outstanding under the Facility consisted of $2.9 million in open documentary letters of credit related to merchandise purchases and $1.3 million in outstanding standby letters of credit. At January 28, 2012, we had $30.8 million available for cash advances and/or for the issuance of additional letters of credit, and we were in compliance with all covenant requirements under the Facility.

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

We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through fiscal 2011 as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced, and increasing fuel costs.

We expect many of these sourcing cost pressures to continue into fiscal 2012. The rising value of the currency in China relative to the U.S. dollar may also have an impact on future product costs. In response to the cost increases, we have evaluated and opportunistically adjusted our pricing in certain categories, are leveraging our large vendor base to lower costs and are assessing ongoing promotional strategies in efforts to maintain or improve upon historical merchandise margin levels. We have been able to improve our merchandise margins to date despite rising product costs, and we will continue to diligently monitor our costs as well as the competitive pricing environment in order to mitigate potential margin erosion. However, we cannot be certain that our business will not be affected by inflation in the future.

Commitments and Contingencies

Our principal contractual obligations and commercial commitments at January 28, 2012, are summarized in the following charts. We have no other off-balance sheet commitments.

Contractual Obligations (in thousands)	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	Over 5 Years
Lease commitments:
Operating leases	$409,000	$64,900	$113,100	$100,300	$130,700
Fixed common area maintenance	107,800	15,500	28,700	29,600	34,000
Supplemental Employee Retirement Plan	2,144	220	440	440	1,044
Merchandise on order with suppliers	78,354	78,354	—	—	—

Total	$597,298	$158,974	$142,240	$130,340	$165,744

Lease commitments include operating leases for our retail stores, principal executive offices, warehouse facilities, vehicles, computers and office equipment under operating lease agreements expiring at various times through 2023. Certain leases for our retail stores include fixed common area maintenance obligations.

We have a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one former director. The SERP provides for retirement death benefits through life insurance. We funded a portion of the SERP obligation in prior years through contributions to a trust arrangement known as a “Rabbi” trust.

We place merchandise orders approximately 30 to 60 days in advance for domestic merchandise and 70 to 160 days in advance for imported merchandise. We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. We have markdown risk to the extent we do not ultimately achieve adequate sell-through on such merchandise.

Our other commercial commitments consist of letters of credit primarily for the procurement of domestic and imported merchandise and to secure obligations to certain insurance providers, and are secured through our senior revolving credit facility. At January 28, 2012, our contractual commercial commitments under these letter of credit arrangements were as follows:

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	3–5 Years	Over 5 Years
Letters of credit	$4,178	$4,178	—	—	—

Other Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating lease and purchase obligations as discussed above.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which were effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 31, 2010, we adopted the new and updated guidance for disclosures, aside from that deferred to periods after December 15, 2010, and this did not significantly impact our consolidated financial statements. We adopted the remaining guidance on disclosures effective January 30, 2011, and this did not significantly impact our consolidated financial statements.

In May 2011, the FASB issued guidance on the application of fair value accounting where its use is already required or permitted by other standards within accounting principles generally accepted in the United States of America (“GAAP”). The amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments include those that clarify the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements. This guidance is effective during interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have any effect on our consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amendments provide an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied on a retrospective basis. We have not yet selected which presentation option we will apply. The adoption of this guidance will affect the presentation of our consolidated financial statements.

Additional information regarding new accounting pronouncements is contained in Note 1 to our consolidated financial statements included elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At January 28, 2012, no borrowings were outstanding under the Facility. At January 28, 2012, the weighted average interest rate on borrowings under the Facility was 1.333%. Based upon a sensitivity analysis as of January 28, 2012, if we had average outstanding borrowings of $1 million during fiscal 2011, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $5,000 for fiscal 2011.

As of January 28, 2012, we are not a party to any derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of January 28, 2012 would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Item 8.	Financial Statements and Supplementary Data

Information with respect to this item is set forth under Item 15.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 28, 2012.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended January 28, 2012, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2012.

Our internal control over financial reporting as of January 28, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Wet Seal, Inc.:

We have audited the internal control over financial reporting of The Wet Seal, Inc. and subsidiaries (the “Company”) as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2012, of the Company and our report dated March 26, 2012, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, CA

March 26, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant

Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of January 28, 2012.

Item 11.	Executive Compensation

Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of January 28, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of January 28, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of January 28, 2012.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of January 28, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The financial statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” at F-1 are filed as part of this report.

2.	Financial Statement Schedules: All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits: See “Exhibit Index.”

(b)	See (a) 3 above.

(c)	See (a) 1 and 2 above.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of our company (incorporated by reference to Exhibit 3.1 of our company’s Registration Statement on Form S-1 filed September 2, 1992)

3.1.1	Amendment to Restated Certificate of Incorporation of our company (incorporated by reference to Exhibit 3.1.1 of our company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002)

3.1.2	Amendment to Restated Certificate of Incorporation, as amended, of our company (incorporated by reference to Exhibit 3.1 of our company’s Current Report on Form 8-K filed on January 18, 2005)

3.1.3	Amendment to Restated Certificate of Incorporation, as amended, of our company (incorporated by reference to Exhibit 3.1.3 of our company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006)

3.2	Amended and Restated Bylaws of our company (incorporated by reference to Exhibit 3.1 of our company’s Current Report on Form 8-K filed on May 29, 2009)

4.1	Specimen Certificate of the Class A Stock, par value $.10 per share (incorporated by reference to Exhibit 4.1 of our company’s Registration Statement on Form S-1 filed September 2, 1992)

4.2	Specimen Certificate of the Class B Stock, par value $.10 per share (incorporated by reference to Exhibit 4.2 of our company’s Registration Statement on Form S-1 filed September 2, 1992)

4.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on May 3, 2005)

4.4	Satisfaction and Discharge of Indenture entered into between our company and The Bank of New York Mellon, dated as of May 3, 2010 (incorporated by reference to Exhibit 99.1 of our company’s Current Report on Form 8-K filed on May 7, 2010)

10.1	Lease between our company and Foothill-Parkstone I, LLC, dated November 21, 1996 (incorporated by reference to Exhibit 10.1 of our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998)

10.1.1	Lease Addendum between our company and FFP, LLC, dated October 28, 2006 (incorporated by reference to Exhibit 10.1.1 of our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006)

10.2	1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of our company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997)

10.2.1	Second Amendment to the 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10.1 of our company’s Annual Report on Form 10-K the fiscal year ended February 2, 2002)

10.3	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 of our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998)

10.4	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001)

10.5	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference in Exhibit B of our company’s Definitive Proxy Statement of Form DEF 14A, dated April 19, 2010)

Exhibit No.	Description

10.7	Form of Indemnification Agreement between our company and members of our Board of Directors (incorporated by reference to Exhibit 10.33 of our company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2005)

10.8	Employment Agreement between our company and Sharon Hughes, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on November 20, 2009)

10.9	Employment Agreement between our company and Steven H. Benrubi, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 4, 2010)

10.10	Employment Agreement between our company and Jon C. Kubo, dated as of August 26, 2010 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on August 30, 2010)

10.11	Employment Agreement between our company and Susan P. McGalla, dated as of January 11, 2011 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on January 13, 2011)

10.12	Transition Agreement and Release between our company and Edmond S. Thomas, dated as of August 30, 2010 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 30, 2010)

10.13	Form of Restricted Stock Agreement between our company and members of our Board of Directors (incorporated by reference to Exhibit 10.34 of our company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005)

10.14	Form of Stock Option Agreement between our company and employees of our company (incorporated by reference to Exhibit 10.27 of our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007)

10.15	Stock Option Agreement between our company and Susan P. McGalla, dated as of January 18, 2011 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 13, 2011)

10.16	Performance Share and Restricted Share Award Agreement between our company and Susan P. McGalla, dated as of January 18, 2011 (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on January 13, 2011)

10.17	Amended and Restated Credit Agreement entered into by and between our company and Bank of America, N.A., dated as of August 14, 2006 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 18, 2006)

10.18	Security Agreement entered into among our company, Bank of America (f/k/a Fleet National Bank) and certain other parties thereto, dated as of May 26, 2004 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on January 5, 2005)

10.19	Amended and Restated Credit Agreement entered into by and between our company and Bank of America, N.A., dated as of February 3, 2011 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on February 9, 2011)

10.20	Amended and Restated Security Agreement entered into among our company, Bank of America, N.A. and certain other parties thereto, dated as of February 3, 2011 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on February 9, 2011)

10.21	Employment Agreement between our company and Ken Seipel, dated as of March 21, 2011 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on March 24, 2011)

Exhibit No.	Description

10.21.1	Amendment to Employment Agreement between our company and Ken Seipel, dated as of November 8, 2011 (incorporated by reference to Exhibit 10.1.2 of our company’s Quarterly Report on Form 10-Q filed on November 29, 2011)

10.22	Employment Letter between our company and Harriet Sustarsic, dated as of November 1, 2011 (incorporated by reference to Exhibit 10.2 of our company’s Quarterly Report on Form 10-Q filed on November 29, 2011)

10.23	Employment Letter between our company and Barbara Cook, dated as of November 7, 2011 (incorporated by reference to Exhibit 10.2 of our company’s Quarterly Report on Form 10-Q filed on November 29, 2011)

14.1	The Wet Seal, Inc. Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 of our company’s Current Report on Form 8-K filed on March 29, 2011)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of our company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from The Wet Seal, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (Audited), (ii) the Consolidated Statements of Operations (Audited), (iii) the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Audited), (iv) the Consolidated Statements of Cash Flows (Audited), and (v) Notes to Consolidated Financial Statements (Audited), tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Agent or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the company specifically incorporates it by reference.

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

Date Signed: March 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date Signed

/s/ SUSAN P. MCGALLA Susan P. McGalla	Chief Executive Officer (Principal Executive Officer) and Director	March 26, 2012

/s/ STEVEN H. BENRUBI Steven H. Benrubi	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2012

/s/ HAROLD D. KAHN Harold D. Kahn	Chairman of the Board of Directors	March 26, 2012

/s/ JONATHAN DUSKIN Jonathan Duskin	Director	March 26, 2012

/s/ SIDNEY M. HORN Sidney M. Horn	Director	March 26, 2012

/s/ KENNETH M. REISS Kenneth M. Reiss	Director	March 26, 2012

/s/ HENRY D. WINTERSTERN Henry D. Winterstern	Director	March 26, 2012

THE WET SEAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	F-2

FINANCIAL STATEMENTS:
Consolidated balance sheets as of January 28, 2012, and January 29, 2011	F-3
Consolidated statements of operations for the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010	F-4
Consolidated statements of stockholders’ equity and comprehensive income for the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010	F-5
Consolidated statements of cash flows for the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010	F-6
Notes to consolidated financial statements	F-8

FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Wet Seal, Inc.

We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Wet Seal, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, CA

March 26, 2012

THE WET SEAL, INC.

CONSOLIDATED BALANCE SHEETS

	January 28, 2012	January 29, 2011
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$157,185	$125,362
Short-term investments	—	50,690
Income tax receivables	200	—
Other receivables	1,445	1,941
Merchandise inventories	31,834	33,336
Prepaid expenses and other current assets	4,570	12,651
Deferred tax assets	20,133	19,649

Total current assets	215,367	243,629

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	123,066	115,712
Furniture, fixtures, and equipment	79,159	75,395

	202,225	191,107
Less accumulated depreciation and amortization	(113,901)	(102,387)

Net equipment and leasehold improvements	88,324	88,720

OTHER ASSETS:
Deferred tax assets	23,780	33,255
Other assets	3,062	2,928

Total other assets	26,842	36,183

TOTAL ASSETS	$330,533	$368,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—merchandise	$18,520	$20,455
Accounts payable—other	8,269	11,571
Income taxes payable	—	60
Accrued liabilities	25,096	24,752
Current portion of deferred rent	2,561	3,338

Total current liabilities	54,446	60,176

LONG-TERM LIABILITIES:
Deferred rent	33,091	30,900
Other long-term liabilities	1,924	1,763

Total long-term liabilities	35,015	32,663

Total liabilities	89,461	92,839

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 90,660,347 shares issued and 90,419,469 shares outstanding at January 28, 2012, and 113,736,844 shares issued and 101,603,911 outstanding at January 29, 2011	9,066	11,374
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at January 28, 2012, and January 29, 2011, respectively	—	—
Paid-in capital	239,000	323,324
Accumulated deficit	(6,250)	(21,332)
Treasury stock, 240,878 shares and 12,132,933 shares, at cost, at January 28, 2012, and January 29, 2011, respectively	(740)	(37,963)
Accumulated other comprehensive (loss)/income	(4)	290

Total stockholders’ equity	241,072	275,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,533	$368,532

See notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands, except share data)
Net sales	$620,097	$581,194	$560,918
Cost of sales	424,661	401,287	394,092

Gross margin	195,436	179,907	166,826
Selling, general, and administrative expenses	165,933	150,432	141,633
Asset impairment	4,503	4,228	2,341

Operating income	25,000	25,247	22,852

Interest income	241	337	487
Interest expense	(180)	(3,045)	(973)

Interest income (expense), net	61	(2,708)	(486)

Income before provision (benefit) for income taxes	25,061	22,539	22,366
Provision (benefit) for income taxes	9,979	9,969	(64,504)

Net income	$15,082	$12,570	$86,870

Net income per share, basic	$0.16	$0.12	$0.86

Net income per share, diluted	$0.16	$0.12	$0.85

Weighted-average shares outstanding, basic	92,713,516	99,255,952	95,685,557

Weighted-average shares outstanding, diluted	92,762,077	99,412,817	96,250,188

See notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 31, 2009	103,319,360	10,332	—	—	303,551	(120,772)	(22,461)		558	$171,208
Net income	—	—	—	—	—	86,870	—	$86,870	—	86,870
Stock issued pursuant to long-term incentive plans	654,936	66	—	—	(66)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,624	—	—	—	—	1,624
Amortization of stock payment in lieu of rent	—	—	—	—	97	—	—	—	—	97
Exercise of stock options	3,334	—	—	—	8	—	—	—	—	8
Exercise of common stock warrants	2,911,520	291	—	—	7,475	—	—	—	—	7,766
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(25)	(25)	(25)
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(112)	(112)	(112)

Comprehensive income								$86,733

Repurchase of common stock	—	—	—	—	—	—	(7,297)			(7,297)

Balance at January 30, 2010	106,889,150	$10,689	—	$—	$312,689	$(33,902)	$(29,758)		$421	$260,139
Net income	—	—	—	—	—	12,570	—	$12,570	—	12,570
Stock issued pursuant to long-term incentive plans	1,972,700	197	—	—	(197)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,787	—	—	—	—	1,787
Stock-based compensation tax shortfalls	—	—	—	—	(2,317)	—	—	—	—	(2,317)
Amortization of stock payment in lieu of rent	—	—	—	—	97	—	—	—	—	97
Exercise of stock options	66,168	7	—	—	206	—	—	—	—	213
Exercise of common stock warrants	1,160,715	116	—	—	4,155	—	—	—	—	4,271
Conversions of secured convertible notes into common stock	3,111,111	311	—	—	5,347	—	—	—	—	5,658
Conversions of convertible preferred stock into common stock	537,000	54	—	—	1,557	—	—	—	—	1,611
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(16)	(16)	(16)
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(115)	(115)	(115)

Comprehensive income								$12,439

Repurchase of common stock	—	—	—	—	—	—	(8,205)			(8,205)

Balance at January 29, 2011	113,736,844	$11,374	—	$—	$323,324	$(21,332)	$(37,963)		$290	$275,693
Net income	—	—	—	—	—	15,082	—	$15,082	—	15,082
Stock issued pursuant to long-term incentive plans	831,388	83	—	—	(83)	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,647	—	—	—	—	4,647
Stock-based compensation tax shortfalls	—	—	—	—	(665)	—	—	—	—	(665)
Amortization of stock payment in lieu of rent	—	—	—	—	61	—	—	—	—	61
Exercise of stock options	334,334	33	—	—	1,038	—	—	—	—	1,071
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(7)	(7)	(7)
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(287)	(287)	(287)

Comprehensive income								$14,788

Repurchase of common stock	—	—	—	—	—	—	(54,523)			(54,523)
Retirement of treasury stock	(24,242,219)	(2,424)	—	—	(89,322)	—	91,746			—

Balance at January 28, 2012	90,660,347	$9,066	—	$—	$239,000	$(6,250)	$(740)		$(4)	$241,072

See notes to consolidated financial statements.

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,082	$12,570	$86,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,371	16,813	15,101
Amortization of premium on investments	690	300	—
Amortization/acceleration of discount on secured convertible notes	—	2,083	629
Amortization of deferred financing costs	108	162	98
Amortization of stock payment in lieu of rent	61	97	97
Adjustment of derivatives to fair value	—	(20)	(40)
Interest added to principal of secured convertible notes	—	35	204
Conversion inducement fee	—	700	—
Asset impairment	4,503	4,228	2,341
Loss on disposal of equipment and leasehold improvements	172	578	361
Deferred income taxes	8,991	11,849	(64,753)
Stock-based compensation	4,647	1,787	1,624
Stock-based compensation tax shortfalls	(665)	(2,317)	—
Changes in operating assets and liabilities:
Income tax receivables	(200)	—	—
Other receivables	496	(1,189)	1,305
Merchandise inventories	1,502	(4,177)	(3,630)
Prepaid expenses and other current assets	8,112	(1,874)	(339)
Other non-current assets	(134)	(344)	(869)
Accounts payable and accrued liabilities	(2,057)	6,243	3,638
Income taxes payable	(60)	13	(181)
Deferred rent	1,414	2,676	(1,867)
Other long-term liabilities	(133)	(133)	(133)

Net cash provided by operating activities	61,900	50,080	40,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(26,486)	(30,727)	(21,304)
Investments in marketable securities	—	(51,263)	—
Proceeds from maturity of marketable securities	50,000	—	—

Net cash provided by (used) in investing activities	23,514	(81,990)	(21,304)

THE WET SEAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(54,523)	(8,205)	(7,297)
Payment of deferred financing costs	(139)	—	—
Conversion inducement fee	—	(700)	—
Proceeds from exercise of stock options	1,071	213	8
Proceeds from exercise of common stock warrants	—	4,271	7,766

Net cash (used in) provided by financing activities	(53,591)	(4,421)	477

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,823	(36,331)	19,629
CASH AND CASH EQUIVALENTS, beginning of year	125,362	161,693	142,064

CASH AND CASH EQUIVALENTS, end of year	$157,185	$125,362	$161,693

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$71	$70	$67
Income taxes	$2,271	$744	$505
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Conversions of convertible preferred stock into Class A common stock	$—	$1,611	$—
Conversions of secured convertible notes into Class A common stock	$—	$5,658	$—
Retirement of treasury shares	$91,746	$—	$—
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$7	$16	$25
Actuarial net loss under Supplemental Employee Retirement Plan	$287	$115	$112
Purchases of equipment and leasehold improvements unpaid at end of year	$1,340	$4,176	$2,627

See notes to consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 1:    Summary of Significant Accounting Policies

Nature of the Business

The Wet Seal, Inc. and its subsidiaries (“the Company”) is a national specialty retailer operating stores selling trend right and contemporary apparel and accessory items designed for female customers aged 15 to 39 years old. The Company operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand.

The Company’s fiscal year ends on the Saturday closest to the end of January. The reporting periods include 52 weeks of operations ended January 28, 2012 (fiscal 2011), January 29, 2011 (fiscal 2010) and January 30, 2010 (fiscal 2009).

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

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair market value. As of January 28, 2012, cash equivalents principally consist of investments in money market funds invested in U.S. Treasury securities and U.S. government agency securities. Cash accounts at banks are currently insured by the Federal Deposit Insurance Corporation on all noninterest-bearing transaction accounts through December 31, 2012, regardless of the balance of the account.

Short-term Investments

The Company’s short-term investments consisted of interest-bearing corporate bonds that were guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program, had maturities that were less than one year and were carried at amortized cost plus accrued income. Short-term investments were carried at amortized cost due to the Company’s intent to hold to maturity. Short-term investments on the consolidated balance sheets were $50.7 million at January 29, 2011. During fiscal 2011, the Company’s short-term investments matured and the Company recovered the entire amortized cost basis of the securities.

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

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns, including permanent and promotional markdowns, on a cost basis, in fiscal 2011, 2010, and 2009 were $86.4 million, $84.2 million, and $78.6 million, respectively, and represented 13.9%, 14.5%, and 14.0% of net sales, respectively.

The Company accrued for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of January 28, 2012, and January 29, 2011, of $4.3 million and $2.7 million, respectively. To the extent the Company’s estimates differ from actual results, additional markdowns may be required that could reduce the Company’s gross margin, operating income, and the carrying value of inventories.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Expenditures for betterment or improvement are capitalized, while expenditures for repairs and maintenance that do not significantly increase the life of the asset are expensed as incurred.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

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

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during fiscal 2011, 2010, and 2009 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, the Company recorded non-cash charges of $4.5 million, $4.2 million, and $2.3 million during fiscal 2011, 2010, and 2009, respectively, within asset impairment in the consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

Deferred Financing Costs

Costs incurred to obtain financing are amortized over the terms of the respective debt agreements using the interest method. In addition, deferred financing costs associated with the Company’s secured convertible notes (the “Notes”) were expensed immediately upon the conversion of portions of such notes into Class A common stock. Amortization of deferred financing costs, which was included within interest expense in the consolidated statements of operations, was $0.1 million, $0.2 million, and $0.1 million in fiscal 2011, 2010, and 2009, respectively.

Discount on Secured Convertible Notes

As discussed further in Note 5, upon issuance of its Notes, the Company recorded the Notes net of a discount of $45.0 million. The Company amortized this discount over the seven-year term of the Notes using the interest method. In addition, the unamortized portion of the discount on the Notes was expensed immediately upon conversions of portions of the Notes into Class A common stock. Amortization of this discount, which was included within interest expense in the consolidated statements of operations, was $2.1 million and $0.6 million in fiscal 2010 and 2009, respectively. During fiscal 2010, investors converted the remaining Notes balance, and there are no longer any Notes outstanding as of January 28, 2012.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Sales are recognized upon purchases by customers at the Company’s retail store locations. Taxes collected from the Company’s customers are recorded on a net basis. For e-commerce sales, revenue is recognized at the estimated time goods are received by customers. Customers typically receive goods within four days of being shipped. Shipping and handling fees billed to customers for e-commerce sales are included in net sales. For fiscal 2011, 2010 and 2009, shipping and handling fee revenues were $3.0 million, $3.2 million and $2.9 million, respectively, within net sales on the consolidated statements of operations.

The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. Its sales return policy allows customers to return merchandise within 21 days of original purchase. Wet Seal retail store merchandise may be returned for store credit only and Arden B retail store merchandise may be returned for cash refund or store credit within seven days of the original purchase date, and for store credit only thereafter. For Wet Seal and Arden B e-commerce sales, merchandise may be returned within 21 days for a full refund. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the consolidated balance sheets and was $0.2 million and $0.3 million at January 28, 2012, and January 29, 2011, respectively.

The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability. The Company’s gift cards, gift certificates and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates and store credits are not redeemed or recovered (“breakage”). Based upon historical redemption trend data, the Company determined that the likelihood of redemption of unredeemed gift cards, gift certificates and store credits three years after their issuance is remote and adjusted its unearned revenue liability quarterly to record breakage as additional sales for gift cards, gift certificates and store credits that remained unredeemed three years after their issuance. Based upon an analysis completed by the Company during the second fiscal quarter of 2009, historical redemption patterns indicated that the likelihood of redemption of unredeemed gift cards, gift certificates and store credits greater than two years after their issuance is remote. As a result, beginning in the second quarter of fiscal 2009, the Company adjusted its unearned revenue liability to recognize the change in estimated timing of when breakage of gift cards, gift certificates and store credits is recognized from greater than three years after their issuance dates to greater than two years after their issuance dates. The Company’s net sales in the second quarter of fiscal 2009 included a benefit of $1.2 million due to this change in estimate to reduce its unearned revenue liability for estimated unredeemed amounts. The Company’s net sales for fiscal 2011, fiscal 2010 and fiscal 2009 included a benefit of $1.1 million, $1.4 million and $2.2 million, respectively, to reduce its unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities in the consolidated balance sheets and was $5.5 million and $5.1 million at January 28, 2012 and January 29, 2011, respectively. If actual redemptions ultimately differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates the likelihood of redemption of gift cards, gift certificates and store credits becomes remote at a different point in time after issuance, the Company may recognize further significant adjustments to its accruals for such unearned revenue, which could have a significant effect on the Company’s net sales and results of operations.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

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

The Company recognizes membership fee revenue under the frequent buyer program on a straight-line basis over the 12-month membership period. From time to time, the Company tests alternative program structures, and promotions tied to the program, and may decide to further modify the program in ways that could affect customer usage patterns. As a result of this program testing and potential further modifications, the Company believes it is appropriate to maintain straight-line recognition of membership fee revenue. The Company may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales. The unearned revenue for this program is recorded in accrued liabilities in the consolidated balance sheets and was $5.3 million and $3.8 million at January 28, 2012, and January 29, 2011, respectively.

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

The Company converts into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if unredeemed after 60 days. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $1.3 million and $1.3 million at January 28, 2012, and January 29, 2011, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record adjustments to the unearned revenue accrual, which would affect net sales.

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 1:    Summary of Significant Accounting Policies (Continued)

Advertising Costs

Costs for advertising related to visual merchandising, consisting of in-store signage, promotions, and e-commerce marketing, are expensed as incurred. Total advertising expenses were $4.6 million, $3.6 million, and $2.4 million in fiscal 2011, 2010, and 2009, respectively.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company had a change in expectations regarding its ability to realize its deferred income tax assets in the future, it would make an adjustment to the valuation allowance, which would affect the provision for income taxes.

Comprehensive Income (Loss)

Employers are required to recognize the over or under funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. Other comprehensive income in the consolidated balance sheets is the difference between the carrying value of the accrued liability under the Company’s supplemental employee retirement plan and the carrying value (see Note 11).

Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for its workers’ compensation and employee health care programs. A portion of the employee health care plan is funded by employees. Under the workers’ compensation insurance program, the Company is liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.4 million. Under the employee group health plan, the Company is liable for a deductible of $0.175 million for each individual claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to adjustment based on the number of participants in the plan each month. For both of the insurance plans, the Company records a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. The Company adjusts these liabilities based on historical claims experience, demographic factors, severity factors, and other actuarial assumptions. A significant change in the number or dollar amount of

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 1:    Summary of Significant Accounting Policies (Continued)

claims could cause the Company to revise its estimates of potential losses, which would affect its reported results. The following summarizes the activity within the Company’s accrued liability for the self-insured portion of unpaid claims and estimated unreported claims:

	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Balance at beginning of year	$1,468	$1,826	$2,111
Accruals	6,841	4,965	4,303
Payment of claims	(6,383)	(5,323)	(4,588)

Balance at end of year	$1,926	$1,468	$1,826

Stock-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with applicable accounting standards, which require the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Refer to Note 2 for further information.

Derivative Financial Instruments

As of January 30, 2010, the Company’s only derivative financial instrument was an embedded derivative associated with the Company’s Notes (see Note 5). The Company accounted for its only derivative financial instrument at fair value on its consolidated balance sheets. The gain or loss as a result of the change in fair value of the embedded derivative was recognized in interest expense in the consolidated statements of operations and was not significant for any period presented. During fiscal 2010, the balance of the Notes was converted. As a result, no embedded derivative remained in the Company’s consolidated balance sheets as of January 28, 2012 and January 29, 2011.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which were effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 31, 2010, the Company adopted the new and updated guidance for disclosures, aside from that deferred to periods after December 15, 2010, and this did not significantly impact its consolidated financial statements. The Company adopted the remaining guidance on disclosures effective January 30, 2011, and this did not significantly impact its consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 1:    Summary of Significant Accounting Policies (Continued)

In May 2011, the FASB issued guidance on the application of fair value accounting where its use is already required or permitted by other standards within GAAP. The amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments include those that clarify the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements. This guidance is effective during interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have any effect on its consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amendments provide an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied on a retrospective basis. The Company has not yet selected which presentation option it will apply. The adoption of this guidance will affect the presentation of its consolidated financial statements.

NOTE 2:    Stock-Based Compensation

FASB guidance requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

The Company elected to adopt the alternative transition method provided in FASB guidance for calculating the tax effects of share-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption. In addition, the Company elected to recognize excess income tax benefits from stock option exercises and vesting of restricted stock and performance shares in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The Company records tax shortfalls for the stock compensation related to vested stock options and performance awards that have been forfeited to paid-in capital to the extent there is APIC Pool balance available. If there is no APIC Pool balance available, the Company records these tax shortfalls to its provision for income taxes. During 2011 and 2010, the Company recorded $0.7 million and $2.3 million, respectively, of tax shortfalls to paid-in capital.

The Company had one stock incentive plan under which shares were available for grant at January 28, 2012: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of January 28, 2012; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 2:    Stock-Based Compensation (Continued)

The 2005 Plan permits the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. An amended and restated 2005 Plan was approved subsequently by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. An aggregate of 22,669,528 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of January 28, 2012, 2,672,275 shares were available for future grants.

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

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	54.00%	59.00%	56.00%
Risk-Free Interest Rate	0.88%	1.12%	1.57%
Expected Life of Options (in Years)	3.3	3.3	3.3

The Company recorded $1.1 million, $0.3 million, and $0.2 million of compensation expense related to options, or $0.01, less than $0.01, and less than $0.01 per basic and diluted share, related to stock options outstanding during fiscal 2011, 2010, and 2009, respectively.

At January 28, 2012, there was $3.1 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 2.4 years, representing the remaining vesting periods of such options through fiscal 2015.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 2:    Stock-Based Compensation (Continued)

The following table summarizes the Company’s stock option activities with respect to its Plans for fiscal 2011, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 29, 2011	3,280,857	$5.26
Granted	1,238,000	$3.98
Exercised	(334,334)	$3.20
Canceled	(710,319)	$7.40

Outstanding at January 28, 2012	3,474,204	$4.64	4.28	$292
Vested and expected to vest in the future at January 28, 2012	3,007,075	$4.77	4.15	$252
Exercisable at January 28, 2012	1,250,506	$6.18	2.98	$86

Options vested and expected to vest in the future are comprised of all options outstanding at January 28, 2012, net of estimated forfeitures. Additional information regarding stock options outstanding as of January 28, 2012, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of January 28, 2012	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of January 28, 2012	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 2.93	32,500	2.43	$2.78	22,500	$2.71
2.96 - 4.44	2,871,368	4.90	3.74	719,004	3.69
4.50 - 6.82	247,836	1.84	5.80	186,502	6.17
8.00 - 19.90	305,000	0.84	11.32	305,000	11.32
23.02 - 23.02	17,500	0.34	23.02	17,500	23.02

$ 1.81 - $23.02	3,474,204	4.28	$4.64	1,250,506	$6.18

The weighted-average grant-date fair value of options granted during fiscal 2011, 2010, and 2009 was $1.49, $1.49, and $1.36 per share, respectively. The total intrinsic value for options exercised during fiscal 2011, 2010, and 2009 was $0.5 million, $0.1 million and less than $0.1 million, respectively.

Cash received from option exercises under all Plans for fiscal 2011, 2010, and 2009 was $1.1 million, $0.2 million, and less than $0.1 million, respectively. During fiscal 2011, 2010 and 2009, the Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular net operating loss carryforwards (see Note 3) prior to realizing the excess tax benefits.

Restricted Common Stock and Performance Shares

Under the 2005 Plan, the Company grants directors, certain executives, and other key employees restricted common stock with vesting contingent upon completion of specified service periods ranging from one to

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 2:    Stock-Based Compensation (Continued)

three-and-one-half years. The Company also grants certain executives and other key employees performance share awards with vesting contingent upon a combination of specified service periods and the Company’s achievement of specified common stock price levels.

During fiscal 2011, 2010, and 2009, the Company granted 431,388, 972,700, and 263,436 shares, respectively, of restricted common stock to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during fiscal 2011, 2010, and 2009 was $3.87, $3.48, and $2.71 per share, respectively. The Company recorded approximately $1.5 million, $1.3 million, and $1.1 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during fiscal 2011, 2010, and 2009, respectively.

During fiscal 2011, 2010, and 2009, the Company granted 400,000, 1,000,000, and 54,000 performance shares, respectively, to certain officers under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during fiscal 2011, 2010, and 2009, which included consideration of the probability of such shares vesting, was $3.08, $2.56, and $1.79 per share, respectively. The Company recorded $2.0 million, $0.2 million, and $0.3 million of compensation expense during fiscal 2011, 2010, and 2009, respectively, related to performance shares granted to officers.

The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares is determined using the Monte-Carlo simulation model based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. For nonvested performance shares that remain outstanding as of January 28, 2012, the various closing trading price performance conditions for the Company’s common stock range from $4.60 to $9.00 per share. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for fiscal 2011:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 29, 2011	2,061,212	$3.06
Granted	831,388	$3.49
Vested	(657,301)	$3.25
Forfeited	(130,187)	$3.22

Nonvested at January 28, 2012	2,105,112	$3.16

The fair value of restricted common stock and performance shares that vested during fiscal 2011 was $2.4 million.

At January 28, 2012, there was $4.4 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $2.6 million relates to restricted common stock and $1.8 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.9 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its consolidated statements of operations.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 2:    Stock-Based Compensation (Continued)

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Cost of sales	$271	$2	$(132)
Selling, general, and administrative expenses	4,376	1,785	1,756

Stock-based compensation	$4,647	$1,787	$1,624

NOTE 3:    Provision (Benefit) for Income Taxes

The components of the provision (benefit) for income taxes for fiscal 2011, 2010, and 2009 are as follows (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Current:
Federal	$532	$239	$(24)
State	484	192	273

	1,016	431	249

Deferred:
Federal	7,880	8,801	7,315
State	1,725	1,194	1,117
Change in valuation allowance	(642)	(457)	(8,432)
Valuation allowance release	—	—	(64,753)

	8,963	9,538	(64,753)

	$9,979	$9,969	$(64,504)

Reconciliations of the provision (benefit) for income taxes to the amount of the provision (benefit) that would result from applying the federal statutory rate of 35% to income before provision (benefit) for income taxes for fiscal 2011, 2010, and 2009 are as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.4	3.8	4.7
Charitable contributions	—	4.6	—
Nondeductible interest on secured convertible notes	—	4.6	1.4
Other nondeductible expenses	0.2	0.7	0.5
Valuation allowance	(2.0)	(3.0)	(327.7)
Other	1.2	(1.5)	(2.6)

Effective tax rate	39.8%	44.2%	(288.7)%

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 3:    Provision (Benefit) for Income Taxes (Continued)

The major components of the Company’s net deferred income tax assets at January 28, 2012, and January 29, 2011, are as follows (in thousands):

	January 28, 2012	January 29, 2011
Deferred rent	$6,142	$5,776
Merchandise inventories	1,703	1,640
Difference between book and tax bases of fixed assets	5,355	4,892
State income taxes	(2,131)	(2,763)
Supplemental employee retirement plan	897	954
Net operating loss and other tax attribute carryforwards	23,553	35,422
Deferred revenue	5,055	4,301
Stock-based compensation	1,955	1,788
Other	1,384	1,536

	43,913	53,546
Valuation allowance	—	(642)

Net deferred income tax assets	$43,913	$52,904

As a result of the Company’s historical operating losses and future projected results, management concluded in fiscal 2004 that it was more likely than not that the Company would not realize its net deferred tax assets. As a result, the Company established a valuation allowance for 100% of its net deferred income tax assets in fiscal 2004. The Company discontinued recording income tax benefits in the consolidated statements of operations from fiscal 2004 through fiscal 2008. At the end of fiscal 2009, the Company determined, based upon the balance of positive and negative evidence, that it was more likely than not that substantially all of the net deferred tax assets will be realized in the future, and the Company reversed $64.7 million of valuation allowance on its deferred tax assets, all of which was recorded to the provision (benefit) for income taxes on the consolidated statement of operations.

During fiscal 2010, the Company implemented a change in tax method, upon filing its 2009 federal income tax return, which resulted in the reduction of deferred tax assets related to its charitable contribution carry forwards of $0.5 million. This decrease was recorded as a deferred income tax charge and increased the Company’s effective income tax rate for the year.

The Company’s effective income tax rate for fiscal 2011 was approximately 39.8%. Due to its expected utilization of federal and state NOL carry forwards during fiscal 2011, the Company incurred cash payable for income taxes for the fiscal year of approximately 4.9% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash provision for deferred income taxes.

As of January 28, 2012, the Company had federal NOL carryforwards of $65.7 million, of which $14.6 million relates to benefits from stock-based compensation. The Company’s federal NOL carryforwards begin to expire in 2023. The NOL carryforwards are subject to annual utilization limitations as of January 28, 2012. As of January 28, 2012, the Company also had net federal charitable contribution carryforwards remaining of $0.6 million, alternative minimum tax credits of $2.9 million, which do not expire, and remaining state NOLs of $48.2 million, which are also subject to annual utilization limitations, of which $14.6 million relates to benefits from stock-based compensation.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 3:    Provision (Benefit) for Income Taxes (Continued)

On an ongoing basis, the Company projects taxable income in future years and establishes a valuation allowance related to the deferred tax assets it anticipates will not be utilized. As of January 28, 2012, the Company has no valuation allowance.

The Company uses the with-or-without method to determine when it will recognize and realize excess tax benefits from stock-based compensation. Under this method, the Company will recognize and realize these excess tax benefits only after it realizes the tax benefits of NOLs from operations.

Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of federal NOL carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests of the Company’s common stock. Under Section 382, an ownership change that triggers potential limitations on NOL carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on its analyses, the Company had ownership changes in April 2005 and December 2006, which resulted in Section 382 limitations applying to federal NOLs generated prior to those dates, which were approximately $150.6 million.

As a result of those ownership changes, of the Company’s $65.7 million of remaining federal NOL carryforwards, the Company may utilize up to $60.9 million to offset taxable income in fiscal 2012 and 2013. The Section 382 limitation is currently under examination by the Internal Revenue Service. Pending the examination results, the NOL utilization could be further limited. The Company may also experience additional ownership changes in the future, which could further limit the amount of federal NOL carryforwards annually available and increase future cash income tax payments. As of January 28, 2012, there have been no ownership changes since 2006.

In addition, the Company may determine that varying state laws with respect to NOL carryforward utilization may result in lower limits, or an inability to utilize loss carryforwards in some states altogether, which could result in the Company incurring additional state income taxes. During fiscal 2008, the State of California passed legislation that suspended the Company’s ability to utilize NOL carryforwards to offset taxable income in fiscal 2008 and 2009. In late 2010, the State of California extended such legislation that further suspended use of NOL carryforwards to fiscal 2010 and 2011. As a result, the Company incurred regular state income taxes in California and an increased effective tax rate in fiscal 2008 through 2011.

The Company may also generate income in future periods on a federal alternative minimum tax basis, which would result in alternative minimum taxes payable on a portion of such income.

The Company applies a tax position in a tax return to be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. These provisions also require that a change in judgment that results in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. These provisions require expanded disclosures, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits or expenses that, if recognized, would affect the effective tax rate, and the total amounts of interest and penalties recognized in the statements of operations and financial position.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 3:    Provision (Benefit) for Income Taxes (Continued)

The adoption of these provisions had no effect on the Company’s consolidated financial statements. At January 28, 2012, the Company had no material unrecognized tax benefits or expenses that, if recognized, would affect the Company’s effective income tax rate in future periods. The Company is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its recognized tax positions.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at January 28, 2012. Prior to its adoption of these provisions, the Company recognized such interest and penalties, which were immaterial in prior periods, within general and administrative expenses.

The major jurisdictions in which the Company files income tax returns include the United States federal jurisdiction as well as various state jurisdictions within the United States. The Company’s fiscal 2008 and thereafter tax returns are subject to examination by the United States federal jurisdiction, and, generally, fiscal 2007 and thereafter tax returns are subject to examination by various state tax authorities. The Company’s fiscal 2008 and 2009 income tax returns are currently under examination by the Internal Revenue Service. The Section 382 limitation of the NOL utilization and various other areas are being examined. The Company is also under various state income tax audits. The Company does not expect that the results of the examinations will have a material impact on its financial condition or statement of operations at January 28, 2012.

NOTE 4:    Accrued Liabilities

Accrued liabilities consist of the following as of January 28, 2012, and January 29, 2011 (in thousands):

	January 28, 2012	January 29, 2011
Minimum rent and common area maintenance	$1,622	$2,056
Accrued wages, bonuses, and benefits	6,823	8,020
Deferred revenue—gift cards, gift certificates, and store credits	5,514	5,134
Deferred revenue—frequent buyer and loyalty programs	6,541	5,112
Sales and use taxes	1,455	1,821
Other	3,141	2,609

	$25,096	$24,752

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

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

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

At January 28, 2012, the amount outstanding under the Facility consisted of $2.9 million in open documentary letters of credit related to merchandise purchases and $1.3 million in outstanding standby letters of credit, and the Company had $30.8 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At January 28, 2012, the Company was in compliance with all covenant requirements related to the Facility.

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

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 5:	Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants (Continued)

Notes at a price equal to the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the closing sale price of the Class A common stock on the business day on which the first public announcement of such proposed change of control is made by (B) the conversion price and (ii) 125% of the conversion amount being redeemed. The Company accounted for this derivative at fair value on the consolidated balance sheets within other long-term liabilities. Changes in the fair market value of the derivative liability were recognized in the consolidated statements of operations within interest expense. During fiscal 2010 and 2009, there were decreases of less than $0.1 million in the fair value of the embedded derivative, which the Company recognized as decreases in fiscal 2010 and 2009, to the carrying value of the derivative liability and as credits in fiscal 2010 and 2009, to interest expense in the consolidated statements of operations.

During fiscal 2010, investors in the Notes converted the remaining $4.7 million of the Notes into 3,111,111 shares of the Company’s Class A common stock. As a result of these conversions, the Company recorded non-cash interest charges of $2.1 million during fiscal 2010, to write-off a ratable portion of unamortized debt discount and deferred financing costs associated with the Notes. Additionally, a ratable portion of accrued interest of $1.0 million was forfeited by the holder when the Notes were converted and it was written off to paid-in capital. Finally, the Company provided the holder with a $0.7 million conversion inducement, which was recorded as an interest charge during fiscal 2010. The Company also repurchased an insignificant remaining Note balance from another holder. As a result of these transactions, there are no longer any Notes outstanding as of January 28, 2012, and there was a satisfaction and discharge of the Company’s obligations under the Indenture governing the Notes. No Notes were converted during fiscal 2009.

The resulting discount to the Notes was amortized under the interest method over the seven-year life of the Notes and charged to interest expense. The Notes had a yield to maturity of 27.1%. For fiscal 2010 and 2009, the Company recognized $0.1 million and $0.6 million, respectively, in interest expense, not including accelerated charges upon conversions, related to the discount amortization.

The Company includes the shares issuable upon conversion of the Notes in its calculations of basic and diluted earnings per share to the extent such inclusion would be dilutive. During fiscal 2010 and 2009, the Notes were not dilutive and were not included in the earnings per share calculations.

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

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

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

During fiscal 2010, investors in the Company’s Preferred Stock converted $1.6 million of Preferred Stock into 537,000 shares of the Company’s Class A common stock. During fiscal 2009, no Preferred Stock conversions occurred. As a result of the fiscal 2010 conversion, there is no longer any Preferred Stock outstanding as of January 28, 2012 and January 29, 2011.

Exercise of Common Stock Warrants

In fiscal 2010 and fiscal 2009, investors in the Notes exercised portions of outstanding Warrants, resulting in the issuance of 1,160,715 and 2,911,520 shares, of Class A common stock, respectively, in exchange for $4.3 million and $7.8 million, respectively, of proceeds to the Company. In fiscal 2009, Series C and Series D warrants exercisable into 8,035 shares and 8,393 shares, respectively, of Class A common stock expired unredeemed. In fiscal 2010, Series E warrants exercisable into 4,931,401 shares of Class A common stock expired unredeemed. As a result of these expirations, there are no longer any warrants outstanding as of January 28, 2012 and January 29, 2011.

NOTE 6:    Commitments and Contingencies

Leases

The Company leases retail stores, its corporate office, warehouse facilities, vehicles, computers, and office equipment under operating lease agreements expiring at various times through 2023. Certain leases for the Company’s retail stores include fixed common area maintenance obligations.

Minimum annual rental and other commitments under noncancelable leases as of January 28, 2012, are as follows (in thousands):

Fiscal year:
2012	$80,400
2013	73,000
2014	68,800
2015	65,200
2016	64,700
Thereafter	164,700

$516,800

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 6:    Commitments and Contingencies (Continued)

Aggregate rents under noncancelable operating leases for fiscal 2011, 2010, and 2009 were as follows (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Minimum rent	$65,200	$60,500	$61,500
Percentage rent	400	200	100
Deferred rent, net	(2,500)	(2,600)	(2,700)
Common area maintenance and real estate taxes	42,900	40,200	37,300
Excise tax	800	800	700

Aggregate rent expense	$106,800	$99,100	$96,900

Indemnities, Commitments, and Guarantees

The restricted shares and options awarded under the Company’s stock incentive plans permit accelerated vesting in connection with change-of-control events. A change of control is generally defined as the acquisition of over 50% of the combined voting power of the Company’s outstanding shares eligible to vote for the election of its Board of Directors by any person, or the merger or consolidation of the Company in which voting control is not retained by the holders of the Company’s securities prior to the transaction or the majority of directors of the surviving company are not directors of the Company. In addition, the members of the Board of Directors who have received restricted stock awards also have accelerated vesting provisions in connection with the occurrence of certain events, including, but not limited to, failure to be nominated or reelected to the Board of Directors and/or the significant diminution in the directors’ and officers’ insurance provided by the Company. In fiscal 2011, 2010, and 2009, no change of control or other events occurred that would give rise to such accelerated vesting.

During its normal course of business, the Company has made certain indemnifications, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has issued guarantees in the form of letters of credit as security for merchandise shipments, payment of claims under the Company’s self-funded workers’ compensation insurance program, and certain other operating commitments. There were $4.2 million in letters of credit outstanding at January 28, 2012. The duration of these indemnities, commitments, and guarantees varies. Some of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At January 28, 2012, the Company has determined that no accrued liability is necessary related to these commitments, guarantees, and indemnities.

Litigation

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 6:    Commitments and Contingencies (Continued)

Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. The Company is vigorously defending this appeal and is unable to predict the likely outcome. As of January 28, 2012, the Company has accrued an amount equal to the settlement amount in accrued liabilities in its condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 22, 2003 through the present. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and Wage Orders of the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification and Motion For Leave to File An Amended Complaint. Plaintiffs have appealed both orders. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 28, 2012.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On August 16, 2011, the court denied Plaintiffs’ Motion for Class Certification. Plaintiffs have appealed. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 28, 2012.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by the Company against employees of the Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. The Company is awaiting the results of the investigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 28, 2012.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. The Company has filed a Motion to Compel Arbitration and, in the alternative, a Motion to Transfer Venue to the County of Orange. On February 3, 2012, the court granted the Company’s motion to transfer venue to the County of Orange without prejudice to the Company renewing its motion to compel arbitration. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 28, 2012.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 6:    Commitments and Contingencies (Continued)

On October 27, 2011 a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees who were employed in California during the time period from October 27, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On March 6, 2012, the Company filed a motion to compel arbitration which is scheduled to be heard on March 28, 2012. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of January 28, 2012.

As of January 28, 2012, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition. From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims, the Company has insurance to cover a portion of such losses. However, certain other matters may exist or arise for which the Company does not have insurance coverage and which could have a material adverse effect on its results of operations or financial condition.

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

During fiscal 2011, the Company repurchased 12,093,482 shares of its Class A common stock at an average market price of $4.43 per share, for a total cost, including commissions, of approximately $53.7 million, bringing the total repurchased under this program to 12,975,782 shares of its Class A common stock at a total cost of $56.7 million, completing the stock repurchase program. Additionally, during fiscal 2011, employees of the Company tendered 219,995 shares of the Company’s Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations for a total cost of approximately $0.8 million.

Effective August 16, 2011, the Company retired 24,242,219 shares of its Class A common stock held in treasury. In accordance with Delaware law and the terms of the Company’s certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.

As of January 28, 2012, 208,991 repurchased shares, at a cost of $0.7 million, as well as 31,887 shares reacquired by the Company, at no cost, upon employee, director, and consultant forfeitures of stock-based compensation, were not yet retired.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount as of January 28, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$157,185	$62,881	$94,304	$—
Long-term tenant allowance receivables	875	—	—	875

	Carrying Amount as of January 29, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$125,362	$31,738	$93,624	$—
Short-term investments	50,690	—	50,686	—
Long-term tenant allowance receivables	798	—	—	798

Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. Certain money market funds are valued through the use of quoted market prices and are represented as Level 1. Other money market funds are valued at $1, which is generally the net asset value of these funds and are represented at Level 2. Units are redeemable on a daily basis and redemption requests generally can be received the same day as the effective date. The Company’s short-term investments consisted of interest-bearing corporate bonds that were guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program had maturities that were less than one year and were carried at amortized cost plus accrued income. Short-term investments were carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s short-term investments was determined based on quoted prices for similar instruments in active markets. The Company believes the carrying amounts of other receivables and accounts

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 8:    Fair Value of Financial Instruments (Continued)

payable approximate fair value. The fair value of the long-term tenant allowance receivables was determined by discounting them to present value using an incremental borrowing rate of 9.26%, at the time of recording, over their five year collection period. They are included in other assets within the consolidated balance sheet.

The table below segregates all non-financial assets and liabilities as of January 28, 2012, and January 29, 2011 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Carrying Amount as of January 28, 2012	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$88,324	$—	$—	$88,324	$(4,503)

Total assets	$88,324	$—	$—	$88,324	$(4,503)

	Carrying Amount as of January 29, 2011	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$88,720	$—	$—	$88,720	$(4,228)

Total assets	$88,720	$—	$—	$88,720	$(4,228)

The Company performs impairment tests whenever there are indicators of impairment. Refer to Note 1 for further information.

NOTE 9:    Related-Party Transactions

The Company had a member of its Board of Directors that was a senior partner with the law firm of Akin Gump Strauss Hauer and Feld LLP (“Akin Gump”) until his retirement from Akin Gump in April 2007. This board member resigned from the Board of Directors in December 2009. In fiscal years 2011, 2010 and 2009, the Company incurred fees of $0.1 million, $0.6 million and $0.7 million, respectively, for legal services from Akin Gump. The accrual for incurred but unpaid fees to Akin Gump included in accrued liabilities on the consolidated balance sheet was $0.6 million as of January 29, 2011. There were no unpaid fees on the consolidated balance sheet as of January 28, 2012.

NOTE 10:    Retirement Plan

The Company maintains a qualified defined contribution retirement plan under the Internal Revenue Code Section 401(k). The Wet Seal Retirement Plan (the “Retirement Plan”) is available to all employees who meet the Retirement Plan’s eligibility requirements. The Retirement Plan is funded by employee and employer contributions. The Company provides an immediately vesting Company match of 100% on the employee’s first 3% of deferral and 50% on the employee’s next 2% of deferral. In fiscal 2011, 2010, and 2009, the Company incurred expense for matching contributions of $0.6 million, $0.6 million, and $0.6 million, respectively.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 11:    Supplemental Employee Retirement Plan

The Company maintains a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for a former Chairman of the board of directors of the Company. The SERP provides for retirement death benefits and for retirement benefits through life insurance. The Company funded the SERP in prior years through contributions to a trust fund known as a “Rabbi” trust. Funds are held in a Rabbi trust for the SERP consisting of a life insurance policy reported at cash surrender value. In accordance with applicable accounting standards, the assets and liabilities of a Rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the Rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the Rabbi trust are reported in the Company’s consolidated statements of operations. The cash surrender value of such life insurance policy was $1.5 million and $1.5 million at January 28, 2012, and January 29, 2011, respectively, and is included in other assets in the Company’s consolidated balance sheets.

Effective January 1, 2005, a former Chairman of the Board of Directors of the Company began to receive an annual pension, payable in monthly installments, pursuant to the SERP of $220,000.

Applicable accounting standards require an entity to recognize in its consolidated balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status as of the end of the entity’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The Company recorded a decrease of $0.3 million, $0.1 million and $0.1 million, respectively, in fiscal 2011, fiscal 2010 and fiscal 2009 to accumulated other comprehensive income/(loss).

The following presents a reconciliation of the SERP’s funded status and certain other SERP information (in thousands):

	January 28, 2012	January 29, 2011
Benefit obligation at beginning of year	$1,983	$1,985
Interest cost	94	103
Actuarial loss	287	115
Benefits paid	(220)	(220)

Benefit obligation at end of year	$2,144	$1,983

Funded status	$(2,144)	$(1,983)
Unrecognized prior-service cost	—	—
Unrecognized actuarial gain	—	—

Net amount recognized	$(2,144)	$(1,983)

Weighted-average assumptions:
Discount rate	4.00%	5.00%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a

The amounts recognized in accumulated other comprehensive income for fiscal 2011, fiscal 2010 and fiscal 2009 on the consolidated balance sheets consist of the following (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net actuarial loss	$287	$115	$112

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 11:    Supplemental Employee Retirement Plan (Continued)

The components of net periodic pension cost for fiscal 2011, fiscal 2010 and fiscal 2009 are as follows (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Interest cost	$94	$103	$112
Amortization of actuarial gain	(7)	(16)	(25)

Net periodic pension cost	$87	$87	$87

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

The Notes and Preferred Stock were convertible into shares of Class A common stock. Both of these securities included rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, the Notes and Preferred Stock were considered to be participating securities requiring the use of the two-class method for the computation of earnings per share. For the dilutive computation, under the two-class method, determination of whether the Notes and Preferred Stock were dilutive was based on the application of the “if-converted” method. Although the Notes and Preferred Stock were fully converted and represented Class A common shares outstanding as of January 29, 2011, they were included in the computation of diluted earnings for fiscal 2010, with respect to the period they were outstanding prior to conversion. For the fiscal 2010 and 2009, the effect of the Notes and Preferred Stock was not dilutive to the computation of diluted earnings per share.

While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. In fiscal 2011, 2010, and 2009, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

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

	Fiscal 2011			Fiscal 2010			Fiscal 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income	$15,082			$12,570			$86,870
Less: Undistributed earnings allocable to participating securities	(393)			(274)			(4,658)

Basic earnings per share	$14,689	92,713,516	$0.16	$12,296	99,255,952	$0.12	$82,212	95,685,557	$0.86

Diluted earnings per share:
Net income	$15,082			$12,570			$86,870
Less: Undistributed earnings allocable to participating securities	(393)			(274)			(4,633)
Effect of dilutive securities		48,561			156,865			564,631

Diluted earnings per share	$14,689	92,762,077	$0.16	$12,296	99,412,817	$0.12	$82,237	96,250,188	$0.85

The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would not have been dilutive.

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Stock options outstanding	2,917,591	3,081,036	2,025,512
Performance share and nonvested restricted stock awards	2,482,877	1,629,114	1,773,734
Stock issuable upon conversion of secured convertible notes	—	495,727	3,111,113
Stock issuable upon conversion of preferred stock	—	84,091	537,000
Stock issuable upon exercise of Series E warrants	—	—	6,092,116

Total	5,400,468	5,289,968	13,539,475

NOTE 13:    Segment Reporting

The Company operates exclusively in the retail apparel industry in which it sells trend right and contemporary apparel and accessory items, primarily through mall-based chains of retail stores, to female consumers with a young, active lifestyle. The Company has identified two operating segments (“Wet Seal” and “Arden B”). E-commerce operations for Wet Seal and Arden B are included in their respective operating segments.

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 13:    Segment Reporting (Continued)

Information for fiscal 2011, 2010, and 2009 for the two reportable segments is set forth below (in thousands, except percentages):

Fiscal 2011	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$526,105	$93,992	$—	$620,097
Percentage of consolidated net sales	85%	15%	—	100%
Operating income (loss)	$55,661	$1,491	$(32,152)	$25,000
Depreciation and amortization expense	$15,765	$2,099	$1,507	$19,371
Interest income	$—	$—	$241	$241
Interest expense	$—	$—	$(180)	$(180)
Income (loss) before provision for income taxes	$55,661	$1,491	$(32,091)	$25,061
Total identifiable assets as of year-end	$234,405	$38,540	$57,588	$330,533
Capital expenditures	$19,081	$4,442	$2,963	$26,486

Fiscal 2010	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$486,959	$94,235	$—	$581,194
Percentage of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$46,429	$8,384	$(29,566)	$25,247
Depreciation and amortization expense	$14,245	$1,619	$949	$16,813
Interest income	$—	$—	$337	$337
Interest expense	$—	$—	$(3,045)	$(3,045)
Income (loss) before benefit for income taxes	$46,429	$8,384	$(32,274)	$22,539
Total identifiable assets as of year-end	$256,427	$44,969	$67,136	$368,532
Capital expenditures	$18,603	$5,199	$6,925	$30,727

Fiscal 2009	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$465,630	$95,288	$—	$560,918
Percentage of consolidated net sales	83%	17%	—	100%
Operating income (loss)	$41,847	$9,107	$(28,102)	$22,852
Depreciation and amortization expense	$12,563	$1,619	$919	$15,101
Interest income	$—	$—	$487	$487
Interest expense	$—	$—	$(973)	$(973)
Income (loss) before provision for income taxes	$41,847	$9,107	$(28,588)	$22,366
Total identifiable assets as of year-end	$235,235	$37,254	$75,181	$347,670
Capital expenditures	$17,182	$61	$4,061	$21,304

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

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 13:    Segment Reporting (Continued)

Wet Seal operating segment results in fiscal 2009 includes $0.8 million of additional net sales resulting from the recognition of breakage on gift cards, gift certificates, and store credits, and during fiscal 2011, 2010, and 2009 include $2.6 million, $3.6 million and $2.0 million, respectively, of asset impairment charges.

Arden B operating segment results in fiscal 2009 includes $0.4 million of additional net sales resulting from the recognition of breakage on gift cards, gift certificates, and store credits, and in fiscal 2011, 2010, and 2009 include $1.9 million, $0.6 million, and $0.3 million, respectively, of asset impairment charges.

Corporate expenses in fiscal 2010 includes interest expense of $2.1 million, as a result of accelerated write-off of discounts on Notes and deferred financing costs upon conversions of Notes, and includes $0.7 million of interest expense for a conversion inducement associated with conversions of Notes and Preferred Stock. Additionally, corporate expenses in fiscal 2010 include $1.6 million in charges associated with a transition payment to the Company’s previous chief executive officer and recruiting fees for the Company’s new chief executive officer. Corporate total assets consist primarily of deferred income tax assets and net equipment and leasehold improvements located at the Company’s corporate offices and distribution facility, as well as receivables, prepaid expenses, and other miscellaneous assets not specifically related to the reporting segments.

NOTE 14:    Unaudited Quarterly Financial Data

Summarized quarterly financial information for fiscal 2011 and 2010 is listed below (in thousands, except per-share data).

	Fiscal 2011 Quarter Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Net sales	$156,040	$148,770	$152,135	$163,152
Gross margin	$53,445	$46,077	$46,354	$49,560
Net income	$8,013	$2,198	$3,748	$1,123
Net income per share
Basic	$0.08	$0.02	$0.04	$0.01
Diluted	$0.08	$0.02	$0.04	$0.01
Weighted-average number of shares of common stock outstanding
Basic	98,916,747	95,731,926	88,146,378	88,057,459
Diluted	98,975,965	95,835,044	88,244,855	88,061,398
Class A common stock market price data
High	$4.55	$5.10	$5.04	$4.32
Low	$3.41	$3.85	$4.00	$3.08

THE WET SEAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010

NOTE 14:    Unaudited Quarterly Financial Data (Continued)

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

The fiscal quarters ended April 30, 2011, July 30, 2011, October 29, 2011 and January 28, 2012, include $0.3 million, $1.1 million, $0.7 million and $2.4 million in charges, respectively, to record the impairment of certain retail store equipment and leasehold improvement assets.

The fiscal quarters ended May 1, 2010, July 31, 2010, October 30, 2010 and January 29, 2011, include $0.1 million, $1.0 million, $1.6 million and $1.5 million in charges, respectively, to record the impairment of certain retail store equipment and leasehold improvement assets. The fiscal quarter ended May 1, 2010, includes non-cash interest expense of $2.1 million as a result of accelerated write-off of remaining unamortized debt discount and deferred financing costs upon conversion of Notes and $0.7 million of interest expense for a conversion inducement associated with conversions of Notes and Preferred Stock. The fiscal quarters ended July 31, 2010, October 30, 2010 and January 28, 2012, include $0.4 million, $0.3 million and $0.9 million in charges, respectively, to record charges associated with the transition payment to the Company’s previous chief executive officer and recruiting fees for the Company’s new chief executive officer.