Form 10-Q
period 2012-04-28
WET SEAL INC
filed 2012-05-25
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at May 21, 2012, was 90,455,916. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at May 21, 2012.

THE WET SEAL, INC.

FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets (Unaudited) as of April 28, 2012, January 28, 2012, and April 30, 2011	2

	Condensed Consolidated Statements of Operations (Unaudited) for the 13 Weeks Ended April 28, 2012, and April 30, 2011	4

	Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the 13 Weeks Ended April 28, 2012, and April 30, 2011	5

	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the 13 Weeks Ended April 28, 2012, and April 30, 2011	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended April 28, 2012, and April 30, 2011	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

SIGNATURES		33

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

EXHIBIT 99.1

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 28, 2012	January 28, 2012	April 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,108	$157,185	$133,074
Short-term investments	—	—	50,455
Income tax receivables	510	200	—
Other receivables	1,227	1,445	2,002
Merchandise inventories	40,080	31,834	37,100
Prepaid expenses and other current assets	14,469	4,570	12,690
Deferred tax assets	20,133	20,133	19,649

Total current assets	224,527	215,367	254,970

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	122,835	123,066	117,279
Furniture, fixtures and equipment	80,301	79,159	78,484

	203,136	202,225	195,763
Less accumulated depreciation and amortization	(116,530)	(113,901)	(103,902)

Net equipment and leasehold improvements	86,606	88,324	91,861

OTHER ASSETS:
Deferred tax assets	23,927	23,780	28,447
Other assets	3,054	3,062	3,031

Total other assets	26,981	26,842	31,478

TOTAL ASSETS	$338,114	$330,533	$378,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$23,802	$18,520	$21,659
Accounts payable – other	11,747	8,269	15,973
Income taxes payable	—	—	44
Accrued liabilities	23,410	25,096	23,252
Current portion of deferred rent	2,619	2,561	3,380

Total current liabilities	61,578	54,446	64,308

LONG-TERM LIABILITIES:
Deferred rent	33,057	33,091	31,382
Other long-term liabilities	1,889	1,924	1,732

Total long-term liabilities	34,946	35,015	33,114

Total liabilities	96,524	89,461	97,422

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share data)

(Unaudited)

	April 28, 2012	January 28, 2012	April 30, 2011
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 90,840,928 shares issued and 90,461,783 outstanding at April 28, 2012; 90,660,347 shares issued and 90,419,469 shares outstanding at January 28, 2012; and 114,568,146 shares issued and 101,432,813 shares outstanding at April 30, 2011	9,084	9,066	11,457
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	239,995	239,000	324,158
Accumulated deficit	(6,523)	(6,250)	(13,319)
Treasury stock, 379,145 shares, 240,878 shares, and 13,135,333 shares, at cost, at April 28, 2012, January 28, 2012, and April 30, 2011, respectively	(962)	(740)	(41,697)
Accumulated other comprehensive (loss ) income	(4)	(4)	288

Total stockholders’ equity	241,590	241,072	280,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$338,114	$330,533	$378,309

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	$147,945	$156,040
Cost of sales	104,342	102,595

Gross margin	43,603	53,445
Selling, general, and administrative expenses	40,438	39,860
Asset impairment	3,606	259

Operating (loss) income	(441)	13,326

Interest income	38	72
Interest expense	(48)	(43)

Interest (expense) income, net	(10)	29

(Loss) income before (benefit) provision for income taxes	(451)	13,355
(Benefit) provision for income taxes	(178)	5,342

Net (loss) income	$(273)	$8,013

Net (loss) income per share, basic	$(0.00)	$0.08

Net (loss) income per share, diluted	$(0.00)	$0.08

Weighted-average shares outstanding, basic	88,486,977	98,916,747

Weighted-average shares outstanding, diluted	88,486,977	98,975,965

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Net (loss) income	$(273)	$8,013
Other comprehensive loss :
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	(2)

Total other comprehensive loss	—	(2)

Comprehensive (loss) income	$(273)	$8,011

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 28, 2012	90,660,347	$9,066	—	$—	$239,000	$(6,250)	$(740)	$(4)	$241,072
Net loss	—	—	—	—	—	(273)	—	—	(273)
Stock issued pursuant to long-term incentive plans	174,580	17	—	—	(17)	—	—	—	—
Stock-based compensation	—	—	—	—	994	—	—	—	994
Exercise of stock options	6,001	1	—	—	18	—	—	—	19
Repurchase of common stock	—	—	—	—	—	—	(222)	—	(222)

Balance at April 28, 2012	90,840,928	$9,084	—	$—	$239,995	$(6,523)	$(962)	$(4)	$241,590

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 29, 2011	113,736,844	$11,374	—	$—	$323,324	$(21,332)	$(37,963)	$290	$275,693
Net income	—	—	—	—	—	8,013	—	—	8,013
Stock issued pursuant to long-term incentive plans	830,635	83	—	—	(83)	—	—	—	—
Stock-based compensation	—	—	—	—	900	—	—	—	900
Amortization of stock payment in lieu of rent	—	—	—	—	15	—	—	—	15
Exercise of stock options	667	—	—	—	2	—	—	—	2
Repurchase of common stock	—	—	—	—	—	—	(3,734)	—	(3,734)
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(2)	(2)

Balance at April 30, 2011	114,568,146	$11,457	—	$—	$324,158	$(13,319)	$(41,697)	$288	$280,887

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(273)	$8,013
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,691	4,666
Amortization of premium on investments	—	235
Amortization of deferred financing costs	27	26
Amortization of stock payment in lieu of rent	—	15
Loss on disposal of equipment and leasehold improvements	286	18
Asset impairment	3,606	259
Deferred income taxes	(147)	4,808
Stock-based compensation	994	900
Changes in operating assets and liabilities:
Income tax receivable	(310)	—
Other receivables	218	(61)
Merchandise inventories	(8,246)	(3,764)
Prepaid expenses and other current assets	(9,926)	(65)
Other non-current assets	8	(103)
Accounts payable and accrued liabilities	3,987	2,067
Income taxes payable	—	(16)
Deferred rent	24	524
Other long-term liabilities	(35)	(33)

Net cash (used in) provided by operating activities	(5,096)	17,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(3,778)	(6,045)

Net cash used in investing activities	(3,778)	(6,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	19	2
Repurchase of common stock	(222)	(3,734)

Net cash used in financing activities	(203)	(3,732)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,077)	7,712
CASH AND CASH EQUIVALENTS, beginning of period	157,185	125,362

CASH AND CASH EQUIVALENTS, end of period	$148,108	$133,074

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19	$17
Income taxes	$585	$475
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of equipment and leasehold improvements unpaid at end of period	$4,427	$6,215
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$—	$(2)

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 28, 2012, and April 30, 2011

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 13 weeks ended April 28, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”) for the fiscal year ended January 28, 2012.

Significant Accounting Policies

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss will be recognized, measured as the difference between the carrying value and the estimated fair value of the assets, based on discounted cash flows using the Company’s weighted average cost of capital. Forecasted earnings, growth rates and other assumptions used to estimate carrying value recoverability rely heavily upon estimates made by the Company’s management. If the Company is not able to achieve its projected growth rates and cash flows, this could result in additional impairment of assets in the future. The Company has considered the relevant valuation techniques that could be applied without undue cost and effort and has determined that the discounted cash flow approach continues to provide the most relevant and reliable means by which to determine fair value in this circumstance.

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 weeks ended April 28, 2012, and April 30, 2011, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, the Company recorded non-cash charges of $3.6 million and $0.3 million during the 13 weeks ended April 28, 2012, and April 30, 2011, respectively, within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

Income Taxes

The Company began fiscal 2012 with approximately $65.7 million of federal net operating loss (“NOL”) carry forwards available to offset taxable income in fiscal 2012 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code.

The Company’s effective income tax rate for the 13 weeks ended April 28, 2012, was approximately 39.5%. The Company expects a 39.5% effective income tax rate for fiscal 2012. Due to its expected utilization of federal and state NOL carry forwards during fiscal 2012, the Company anticipates cash payment for income taxes for the fiscal year will be approximately 6.9% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash (benefit) provision for deferred income taxes.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 28, 2012, and April 30, 2011

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance on the application of fair value accounting where its use is already required or permitted by other standards within GAAP. This guidance changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements. This guidance is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance, which did not significantly impact the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. This guidance provided an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and is to be applied on a retrospective basis. The Company adopted this guidance and has presented total comprehensive (loss) income, the components of net (loss) income and the components of other comprehensive (loss) income in two separate but consecutive statements within its condensed consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company had one stock incentive plan under which shares were available for grant at April 28, 2012: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of April 28, 2012; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan permits the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. An aggregate of 22,669,528 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of April 28, 2012, 2,610,432 shares were available for future grants.

Options

The Plans provide that the per-share exercise price of a stock option may not be less than the fair market value of the Company’s Class A common stock on the date the option is granted. Under the Plans, outstanding options vest over periods ranging from three to five years from the grant date and expire from five to ten years after the grant date. Certain stock option and other equity-based awards provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data, the implied volatility of market-traded options and other factors to estimate the expected price volatility, option lives, and forfeiture rates.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 28, 2012, and April 30, 2011

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Dividend Yield	0.00%	0.00%
Expected Volatility	51.26%	54.00%
Risk-Free Interest Rate	0.51%	1.42%
Expected Life of Options (in Years)	3.3	3.3

The Company recorded compensation expense of $0.3 million and $0.2 million, in each case less than $0.01 per basic and diluted share, related to stock options outstanding during the 13 weeks ended April 28, 2012, and April 30, 2011, respectively.

At April 28, 2012, there was $2.8 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 2.2 years, representing the remaining vesting periods of such options through fiscal 2015.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 13 weeks ended April 28, 2012, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2012	3,474,204	$4.64
Granted	55,000	$3.34
Exercised	(6,001)	$3.15
Canceled	(252,870)	$9.84

Outstanding at April 28, 2012	3,270,333	$4.22	4.29	$172
Vested and expected to vest in the future at April 28, 2012	2,869,241	$4.28	4.21	$152
Exercisable at April 28, 2012	1,153,835	$5.08	3.31	$49

Options vested and expected to vest in the future is comprised of all options outstanding at April 28, 2012, net of estimated forfeitures. Additional information regarding stock options outstanding as of April 28, 2012, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of April 28, 2012	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of April 28, 2012	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 2.93	32,500	2.18	$2.78	22,500	$2.71
2.96 - 4.44	2,861,833	4.68	$3.73	809,336	$3.74
4.50 - 6.82	144,500	2.63	$5.38	90,499	$5.79
8.00 - 23.02	231,500	0.86	$9.72	231,500	$9.72

$ 1.81 - $23.02	3,270,333	4.29	$4.22	1,153,835	$5.08

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 28, 2012, and April 30, 2011

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The weighted-average grant-date fair value of options granted during the 13 weeks ended April 28, 2012, and April 30, 2011, was $1.22 and $1.57, respectively. The total intrinsic value for options exercised during the 13 weeks ended April 28, 2012, and April 30, 2011, each was less than $0.1 million.

Cash received from option exercises under all Plans for the 13 weeks ended April 28, 2012, and April 30, 2011, was less than $0.1 million and less than $0.1 million, respectively. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.

Restricted Common Stock and Performance Shares

Under the 2005 Plan, the Company grants directors, certain executives, and other key employees restricted common stock with vesting contingent upon completion of specified service periods ranging from one to three-and-one-half years. The Company also grants certain executives and other key employees performance share awards with vesting contingent upon a combination of specified service periods and the Company’s achievement of specified common stock price levels.

During the 13 weeks ended April 28, 2012, and April 30, 2011, the Company granted 174,580 and 430,635 shares, respectively, of restricted common stock to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during the 13 weeks ended April 28, 2012, and April 30, 2011, was $3.58 and $3.87 per share, respectively. The Company recorded approximately $0.4 million and $0.3 million of compensation expense related to outstanding shares of restricted common stock during the 13 weeks ended April 28, 2012, and April 30, 2011, respectively.

During the 13 weeks ended April 28, 2012, and April 30, 2011, the Company granted none and 400,000 performance shares, respectively, under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during the 13 weeks ended April 30, 2011, which included consideration of the probability of such shares vesting, was $3.08 per share. The Company recorded compensation expense of approximately $0.3 million and $0.4 million during the 13 weeks ended April 28, 2012, and April 30, 2011, respectively, related to performance shares.

The fair value of nonvested restricted common stock awards is equal to the closing trading price of the Company’s Class A common stock on the grant date. The fair value of nonvested performance shares is determined based on a number of factors, including the closing trading price of the Company’s Class A common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 13 weeks ended April 28, 2012:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 28, 2012	2,105,112	$3.16
Granted	174,580	$3.58
Vested	(363,968)	$3.65
Forfeited	(34,787)	$5.38

Nonvested at April 28, 2012	1,880,937	$3.06

The fair value of restricted common stock and performance shares that vested during the 13 weeks ended April 28, 2012, was $1.3 million.

At April 28, 2012, there was $4.3 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $2.9 million relates to restricted common stock and $1.4 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.6 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 28, 2012, and April 30, 2011

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Cost of sales	$67	$45
Selling, general, and administrative expenses	927	855

Stock-based compensation	$994	$900

NOTE 3 – Senior Revolving Credit Facility

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

At April 28, 2012, the amount outstanding under the Facility consisted of $4.4 million in open documentary letters of credit related to merchandise purchases and $1.2 million in outstanding standby letters of credit, and the Company had $29.4 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At April 28, 2012, the Company was in compliance with all covenant requirements related to the Facility.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 28, 2012, and April 30, 2011

(Unaudited)

NOTE 4 – Fair Value Measurements and Disclosures (Continued)

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount at April 28, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$148,108	$33,788	$114,320	$—
Long-term tenant allowance receivables	896	—	—	896

	Carrying Amount at January 28, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$157,185	$62,881	$94,304	$—
Long-term tenant allowance receivables	875	—	—	875

	Carrying Amount at April 30, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$133,074	$19,336	$113,738	$—
Short-term investments	50,455	—	50,550	—
Long-term tenant allowance receivables	817	—	—	817

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

For the 13 weeks ended April 28, 2012, and April 30, 2011

(Unaudited)

NOTE 4 – Fair Value Measurements and Disclosures (Continued)

The table below segregates all non-financial assets and liabilities as of April 28, 2012, January 28, 2012, and April 30, 2011, that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

	Carrying Amount at April 28, 2012	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$86,606	$—	$—	$86,606	$(3,606)

Total assets	$86,606	$—	$—	$86,606	$(3,606)

	Carrying Amount at January 28, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Long-lived assets held and used	$88,324	$—	$—	$88,324

Total assets	$88,324	$—	$—	$88,324

	Carrying Amount at April 30, 2011	Fair Value Measurements at Reporting Date Using			Total Gains (Losses)
		Level 1	Level 2	Level 3
Long-lived assets held and used	$91,861	$—	$—	$91,861	$(259)

Total assets	$91,861	$—	$—	$91,861	$(259)

The Company performs impairment tests whenever there are indicators of impairment. Refer to Note 1 for further information.

NOTE 5 – Net (Loss) Income Per Share

Net (loss) income per share, basic, is computed based on the weighted-average number of common shares outstanding for the period, including consideration of the two-class method with respect to certain of the Company’s other equity securities (see below). Net (loss) income per share, diluted, is computed based on the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period, also with consideration given to the two-class method.

While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the 13 weeks ended April 28, 2012, the Company incurred a net loss, as the participating securities are not allocated any portion of losses and there is no dilutive effect of any unvested share-based payment awards. For the 13 weeks ended April 30, 2011, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 28, 2012, and April 30, 2011

(Unaudited)

NOTE 5 – Net (Loss) Income Per Share (Continued)

The two-class method requires allocation of undistributed earnings per share between the common stock and unvested share-based payment awards based on the dividend and other distribution participation rights under each of these securities. The following table summarizes the allocation of undistributed earnings among common stock and other participating securities using the two-class method and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended
	April 28, 2012			April 30, 2011
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net (loss) income per share, basic:
Net (loss) income	$(273)			$8,013
Less: Undistributed earnings allocable to participating securities	—			(179)

Net (loss) income per share, basic	$(273)	88,486,977	$(0.00)	$7,834	98,916,747	$0.08

Net (loss) income per share, diluted:
Net (loss) income	$(273)			$8,013
Less: Undistributed earnings allocable to participating securities	—			(179)
Effect of dilutive securities		—			59,218

Net (loss) income per share, diluted	$(273)	88,486,977	$(0.00)	$7,834	98,975,965	$0.08

The computations of net (loss) income per share, diluted, excluded the following potentially dilutive securities exercisable into Class A common stock for the 13 weeks ended April 28, 2012, and April 30, 2011, respectively, because their effect would not have been dilutive.

	13-Week Period Ended
	April 28, 2012	April 30, 2011
Stock options outstanding	3,216,217	3,200,081
Performance shares and nonvested restricted stock awards	2,077,361	2,253,790

Total	5,293,578	5,453,871

NOTE 6 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. The Company is vigorously defending this appeal and is unable to predict the likely outcome. As of April 28, 2012, the Company has accrued an amount equal to the settlement amount in accrued liabilities in its condensed consolidated balance sheet.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 28, 2012, and April 30, 2011

(Unaudited)

NOTE 6 – Commitments and Contingencies (Continued)

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 22, 2003 through the present. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and Wage Orders of the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification and Motion For Leave to File An Amended Complaint. Plaintiffs have appealed both orders. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 28, 2012.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On August 16, 2011, the court denied Plaintiffs’ Motion for Class Certification. Plaintiffs have appealed. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 28, 2012.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by the Company against employees of the Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. The Company is awaiting the results of the investigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 28, 2012.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On February 3, 2012, the court granted the Company’s motion to transfer venue to the County of Orange. Once the case is assigned to a new judge in the Superior Court of the State of California for the County of Orange, the Company intends to file a motion to compel arbitration. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 28, 2012.

On October 27, 2011 a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees who were employed in California during the time period from October 27, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On April 2, 2012, the court granted the Company’s motion to compel arbitration and to enforce the class action waiver in the arbitration agreement. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 28, 2012.

As of April 28, 2012, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition. From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims, the Company has insurance to cover a portion of such losses. However, certain other matters may exist or arise for which the Company does not have insurance coverage and which could have a material adverse effect on its results of operations or financial condition.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks ended April 28, 2012, and April 30, 2011

(Unaudited)

NOTE 7 – Segment Reporting

The Company operates exclusively in the retail apparel industry in which it sells apparel and accessory items, primarily through mall-based chains of retail stores, to female consumers with a young, active lifestyle. The Company has identified two operating segments (“Wet Seal” and “Arden B”). E-commerce operations for Wet Seal and Arden B are included in their respective operating segments.

Information for the 13 weeks ended April 28, 2012, and April 30, 2011, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended April 28, 2012	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$126,175	$21,770	$—	$147,945
Percentage of consolidated net sales	85%	15%	—	100%
Operating income (loss)	$9,324	$(1,304)	$(8,461)	$(441)
Depreciation and amortization expense	$3,856	$454	$381	$4,691
Interest income	$—	$—	$38	$38
Interest expense	$—	$—	$(48)	$(48)
Income (loss) before provision (benefit) for income taxes	$9,324	$(1,304)	$(8,471)	$(451)

13 Weeks Ended April 30, 2011	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$131,054	$24,986	$—	$156,040
Percentage of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$18,813	$2,564	$(8,051)	$13,326
Depreciation and amortization expense	$3,784	$540	$342	$4,666
Interest income	$—	$—	$72	$72
Interest expense	$—	$—	$(43)	$(43)
Income (loss) before provision for income taxes	$18,813	$2,564	$(8,022)	$13,355

The “Corporate and Unallocated” column is presented solely to allow for reconciliation of segment contribution to consolidated operating (loss) income, interest income, interest expense and (loss) income before (benefit) provision for income taxes. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense. The application of accounting policies for segment reporting is consistent with the application of accounting policies for corporate reporting.

Wet Seal operating income during the 13 weeks ended April 28, 2012, and April 30, 2011, includes $2.7 million and $0.2 million, respectively, of asset impairment charges.

Arden B operating (loss) income during the 13 weeks ended April 28, 2012, and April 30, 2011, includes $0.9 million and $0.1 million, respectively, of asset impairment charges.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, and elsewhere in this Quarterly Report of Form 10-Q.

All references to “we,” “our,” “us,” and “the Company” in this Quarterly Report on Form 10-Q mean The Wet Seal, Inc. and its wholly owned subsidiaries.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 15 to 39 years old. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At April 28, 2012, we had 553 retail stores in 47 states and Puerto Rico. Of the 553 stores, there were 469 Wet Seal stores and 84 Arden B stores. Our merchandise can also be purchased online through the respective websites of each of our operating segments

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal division’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for four or more days in a fiscal month due to remodel, relocation or other reasons, are removed from the comparable store base for that fiscal month as well as for the comparable fiscal month in the following fiscal year. Comparable store sales results are important in achieving operating leverage on expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

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

Business Segments

We report our results as two reportable segments representing our two retail divisions, Wet Seal and Arden B. E-commerce operations for Wet Seal and Arden B are included in their respective reporting segments. Although the two operating segments have many similarities in their products, production processes, distribution methods, and regulatory environment, there are differences in most of these areas and distinct differences in their economic characteristics. As a result, we consider these segments to be two distinct reportable segments.

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

Current Trends and Outlook

The overall retail environment in the U.S. has shown slight improvement in the early months of 2012. However, only modest growth is expected for 2012 due to continued uncertainty regarding the global economy, the lack of significant improvement in the U.S. housing market and elevated unemployment rates across all regions of the U.S. In addition, U.S. gross domestic product growth remains slow, further contributing to a volatile, and generally weak, retail environment. During the first quarter of fiscal 2012, we ran aggressive promotions and took higher levels of clearance markdowns to address the challenges we experienced in our tops business in both brands. As a result, we experienced declines in our merchandise margin and comparable store sales. In addition, we continued to incur sourcing cost pressures in the first quarter of fiscal 2012 as a result of elevated commodity prices, primarily for cotton, increased labor costs due to labor shortages in China, from which a majority of our merchandise is sourced, and increased fuel costs. We expect many of these sourcing cost pressures to continue into fiscal 2012, although recent declines in cotton prices may begin to alleviate some of the commodity cost pressures late in 2012 or early 2013. The rising value of the currency in China relative to the U.S. dollar may also have a further impact on future product costs.

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

Our comparable store sales decreased 7.7% during the 13 weeks ended April 28, 2012, driven by a 7.0% comparable store sales decrease in our Wet Seal division and an 11.4% comparable store sales decrease in our Arden B division. The Wet Seal division’s comparable store sales decrease was primarily driven by a decrease in transaction volume, partially offset by an increase in average dollar sales per transaction, which was driven by an increase in units purchased per customer, partially offset by a decrease in average unit selling price. At Wet Seal, we performed poorly in the tops category due to, we believe, a weak fashion offering, an overly narrow assortment breadth, and macro trends whereby tops are downtrending in favor of an uptrending bottoms cycle. This poor performance in tops was partially offset by strong performance in bottoms, shoes and outerwear. The Arden B division comparable store sales decrease was primarily driven by a decline in transaction volume, partially offset by an increase in its average dollar sales per transaction, which was driven by an increase in units purchased per customer, partially offset by a decrease in average unit selling price. At Arden B, we exceeded our expectations in bottoms and jewelry sales, which were more than offset by a weak tops assortment and dresses for which sales were below our expectations. Our combined e-commerce sales declined 17% during the 13 weeks ended April 28, 2012, from the prior year, as we continued our initiative to reduce promotional levels and rebalance inventories more toward regular price versus clearance items in the e-commerce channel in an effort to better align the e-commerce presentation and shopping experience with those of the stores. As we continue efforts to improve our fashion assortments at both Wet Seal and Arden B, we have experienced continued sales challenges to begin our second fiscal quarter. We have provided guidance for the second quarter of fiscal 2012 for a comparable store sales decline of between 7% and 11%.

Our top near-term strategic priority is to improve our business trends and drive sales productivity improvement in our stores by focusing on distortions by category to give our customer what is most desirable, expanding our assortment breadth to drive momentum in our top and mid-tier volume stores, and planning and implementing in-store, e-commerce and social networking strategies, immediately and through the third and fourth quarters, that will drive increases in traffic and conversion rates. We continue our work on our mid to long-term initiatives, including driving a more customer-obsessed culture in our stores and throughout the business, implementing merchandising improvements as informed by independent customer research we conducted during fiscal 2011, redefining our “brand DNA” for both divisions, which are aimed at filling niches we do not feel are addressed competitively today, modifying our Wet Seal store design to support our brands and enhance our customers’ shopping experience, redirecting our store labor toward service and selling through streamlined operational tasks and/or eliminated non-selling activities and introducing training programs focused on developing a selling culture. Higher store productivity would contribute to comparable store sales growth. Other strategic priorities include continuing to focus on improving merchandise margins in both divisions, improving the Arden B business to allow it to stabilize and reach its full potential, and expanding our existing Wet Seal retail store base and e-commerce businesses. We are also focused on improving gross margins by optimizing sourcing of merchandise, enhancing our inventory planning and allocation functions and improving supply chain efficiency through better coordination among and within our vendor base, internal distribution and store operations organizations. Although we have embarked on the strategic initiatives and priorities above, there is much work ahead of us to ensure the successful implementation of our strategy and to realize significant benefits to the business.

Store Openings and Closures

As we focus on day-to-day execution and traffic-driving and conversion strategies to generate near term sales momentum in our business, we have modified our fiscal 2012 store growth plans for Wet Seal and Arden B. This change in plans will allow all areas of our company to direct more energy toward key near-term priorities and will result in capital spending reductions for the year. At Wet Seal, we opened one new store and closed four stores during the 13 weeks ended April 28, 2012. We now plan 20 to 22 net store openings at Wet Seal for all of fiscal 2012, a decrease from our prior plan of 25 to 30 net openings. This reflects a more selective approach to new store development while we work on repositioning efforts at Wet Seal. This will also re-direct real estate focus more toward lease renewals, remodeling and/or refreshing of our current store base this year, as well as toward development of growth strategies for 2013 and beyond. At Arden B, we closed two stores during the 13 weeks ended April 28, 2012, taking our store count to 84. As we entered fiscal 2012, our plans were to maintain Arden B at 86 stores through the year, whereby we would renew most expiring leases and replace a few store closures upon lease expirations with new store openings. We will now focus on turning around the merchandise positioning and sales productivity at Arden B, while mitigating our financial investments in the process. As Arden B leases come up for renewal this year, we will either seek short-term extensions or allow the lease to expire and close the store. In addition, we will not be opening any new Arden B stores during fiscal 2012. With these actions, we expect the Arden B store base will decline from the current 84 stores to between 64 and 69 stores by the end of fiscal 2012. Of these 15 to 20 store closures, we expect approximately five to occur during the third quarter of fiscal 2012, with the remainder closing at the end of fiscal 2012. On a net basis, we do not expect the Arden B store closures to significantly change the four wall cash flow performance of this division as a whole.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our condensed consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-based compensation, accounting for income taxes and insurance reserves. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, except for the following updates for our critical accounting policies for long-lived assets and accounting for income taxes.

Long-Lived Assets

We evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss will be recognized, measured as the difference between the carrying value and the estimated fair value of the assets, based on discounted cash flows using our weighted average cost of capital. Forecasted earnings, growth rates and other assumptions used to estimate carrying value recoverability rely heavily upon estimates made by management. If we are not able to achieve our projected growth rates and cash flows, this could result in additional impairment of assets in the future. We have considered all relevant valuation techniques that could be applied without undue cost and effort and have determined that the discounted cash flow approach continues to provide the most relevant and reliable means by which to determine fair value in this circumstance.

Quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the 13 weeks ended April 28, 2012, and April 30, 2011, we determined such events or changes in circumstances had occurred with respect to certain of our retail stores, and that operating losses or insufficient operating income would likely continue. As such, we recorded noncash charges of $3.6 million and $0.3 million, in our condensed consolidated statements of operations for the 13 weeks ended April 28, 2012, and April 30, 2011, respectively, to write down the carrying value of these stores’ long-lived assets to their estimated fair values.

Accounting for Income Taxes

We began fiscal 2012 with approximately $65.7 million of federal net operating loss (“NOL”) carry forwards available to offset taxable income in fiscal 2012 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code.

Our effective income tax rate for the 13 weeks ended April 28, 2012, was approximately 39.5%, which reflects our expected effective income tax rate for fiscal 2012. Due to our expected utilization of federal and state NOL carry forwards during fiscal 2012, we anticipate cash payment for income taxes for the fiscal year will be approximately 6.9% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash (benefit) provision for deferred incomes taxes.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance on the application of fair value accounting where its use is already required or permitted by other standards within GAAP. This guidance changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements. This guidance is effective during interim and annual periods beginning after December 15, 2011. We adopted this guidance and it did not significantly impact our condensed consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. This guidance provided an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and is to be applied on a retrospective basis. We have adopted this guidance and have presented total comprehensive (loss) income, the components of net (loss) income and the components of other comprehensive (loss) income in two separate but consecutive statements within our condensed consolidated financial statements.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of sales	70.5	65.8

Gross margin	29.5	34.2
Selling, general, and administrative expenses	27.4	25.5
Asset impairment	2.4	0.2

Operating (loss) income	(0.3)	8.5
Interest (expense) income, net	(0.0)	0.0

(Loss) income before (benefit) provision for income taxes	(0.3)	8.5
(Benefit) provision for income taxes	(0.1)	3.4

Net (loss) income	(0.2)%	5.1%

Thirteen Weeks Ended April 28, 2012, Compared to Thirteen Weeks Ended April 30, 2011

Net sales

13 Weeks Ended April 28, 2012	Change From Prior Fiscal Period	13 Weeks Ended April 30, 2011
($ in millions)
Net sales	$147.9	$(8.1)	(5.2)%	$156.0
Comparable store sales decrease	(7.7)%

Net sales for the 13 weeks ended April 28, 2012, decreased primarily as a result of the following:

•

A decrease of 7.7% in comparable store sales resulting from an 11.1% decrease in comparable store average transactions, partially offset by a 3.8% increase in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction increased mainly due to a 6.5% increase in the number of units purchased per customer, partially offset by a 3.2% decrease in average unit retail prices; and

•	A decrease of $1.7 million in net sales for our e-commerce business compared to the prior year, which is not a factor in calculating our comparable store sales.

The increase in net sales was partially offset by an increase in number of stores open, from 536 stores as of April 30, 2011, to 553 stores as of April 28, 2012.

Cost of sales

13 Weeks Ended April 28, 2012	Change From Prior Fiscal Period	13 Weeks Ended April 30, 2011
($ in millions)
Cost of sales	$104.3	$1.7	1.7%	$102.6
Percentage of net sales	70.5%	4.7%	65.8%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales as a percentage of net sales increased due primarily to a decrease in merchandise margin as a result of higher markdown rates in both the Wet Seal and Arden B divisions, as compared to the prior year, and the deleveraging effect on occupancy costs as a result of negative comparable store sales.

Cost of sales increased primarily due to the increase in merchandise costs as a result of higher markdowns and an increase in occupancy cost as a result of the increase in number of stores.

Selling, general, and administrative expenses (SG&A)

13 Weeks Ended April 28, 2012	Change From Prior Fiscal Period	13 Weeks Ended April 30, 2011
($ in millions)
Selling, general, and administrative expenses	$40.4	$0.5	1.5%	$39.9
Percentage of net sales	27.4%	1.9%	25.5%

Our SG&A expenses are comprised of two components. Selling expenses include store and field support costs, including personnel, advertising, merchandise delivery, and transaction processing costs, as well as e-commerce processing and advertising costs. General and administrative expenses include the cost of corporate functions such as executives, legal, finance and accounting, information systems, human resources, real estate and construction, marketing, loss prevention, and other centralized services.

Selling expenses were in line with the prior year at $31.2 million. As a percentage of net sales, selling expenses were 21.1% of net sales, or 110 basis points higher than a year ago.

The following contributed to the current year offsetting increases and decreases in selling expenses:

•

A $0.5 million net increase in advertising and marketing expenditures driven by brand definition work conducted to gain a better understanding of the Wet Seal and Arden B brand and customer personas, and an increase in visual merchandising materials, including window and in-store graphics; and

•	A $0.4 million increase in store payroll and benefits costs as a result of an increase in number of stores open, from 536 stores as of April 30, 2011, to 553 stores as of April 28, 2012.

However, the increases in selling expenses were offset by the following decreases:

•	A $0.5 million decrease in credit card fees due to a decline in average processing fees as a percent to sales;

•	A $0.2 million decrease in bags and boxes usage as a result of decreased sales volume;

•	A $0.1 million decrease in e-commerce production costs as a result of decreased sales volume; and

•	A $0.1 million decrease in security costs due to a decline in security system repairs.

General and administrative expenses increased approximately $0.5 million from the prior year, to $9.2 million. As a percentage of net sales, general and administrative expenses were 6.3%, or 80 basis points higher than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•

A $0.4 million increase in corporate wages, primarily due to a new chief operating officer position that was not filled for one month in the prior year, and an increase in information systems wages due to growth in our information systems infrastructure to support efforts to increase sales volume;

•	A $0.3 million increase in loss on asset disposals due to the disposition of software development costs related to an e-commerce platform and a social media game which we are no longer pursuing;

•	A $0.2 million increase in legal fees associated with various legal matters;

•	A $0.1 million increase in stock compensation expense, primarily due to an increase in executive stock compensation for our new chief executive officer and president and chief operating officer; and

•	A $0.1 million increase in audit fees due to the timing of services performed as compared to the prior year.

The increases in general and administrative expenses were partially offset by the following decreases:

•	A $0.3 million decrease in corporate bonuses based on a shortfall in our financial performance relative to bonus targets;

•	A $0.2 million decrease in recruiting fees as the prior year included a portion of the costs for our searches for a new chief executive officer and president and chief operating officer; and

•	A $0.1 million net decrease in other general and administrative expenses.

Asset impairment

	13 Weeks Ended April 28, 2012	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2011
	($ in millions)
Asset impairment	$3.6	$3.3	1,292.3%	$0.3
Percentage of net sales	2.4%		2.2%	0.2%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended April 28, 2012, and April 30, 2011, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $3.6 million and $0.3 million, respectively.

Interest (expense) income, net

	13 Weeks Ended April 28, 2012	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2011
	($ in millions)
Interest (expense) income, net	$(0.0)	$(0.0)	0.0%	$0.0
Percentage of net sales	0.0%		0.0%	0.0%

We generated interest expense, net, of less than $0.1 million in the 13 weeks ended April 28, 2012, primarily from the amortization of deferred financing costs, partially offset by earnings from investments in cash and cash equivalents, and we generated interest income, net, of less than $0.1 million in the 13 weeks ended April 30, 2011, primarily from earnings from investments in cash and cash equivalents and short-term investments.

(Benefit) Provision for income taxes

	13 Weeks Ended April 28, 2012	Change From Prior Fiscal Period		13 Weeks Ended April 30, 2011
		($ in millions)
(Benefit) Provision for income taxes	$(0.2)	$(5.5)	(103.3)%	$5.3

Our effective income tax rate for the 13 weeks ended April 28, 2012, was approximately 39.5%, which approximates our expected effective rate for fiscal 2012. Due to our expected utilization of federal and state NOL carry forwards during fiscal 2012, we anticipate cash payment for income taxes for the fiscal year will be approximately 6.9% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash (benefit) provision for deferred income taxes.

Segment Information

The following is a discussion of the operating results of our business segments. We consider each of our operating divisions to be a segment. In the tables below, Wet Seal and Arden B reportable segments include data from their respective stores and e-commerce operations. Operating segment results include net sales, cost of sales, asset impairment, store closure costs, and other direct store and field management expenses, with no allocation of corporate overhead, interest income or expense.

Wet Seal:

(In thousands, except percentages, sales per square foot and number of stores)	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Net sales	$126,175	$131,054
Percentage of consolidated net sales	85%	84%
Comparable store sales percentage (decrease) increase compared to the prior year fiscal quarter	(7.0)%	8.3%
Operating income	$9,324	$18,813
Sales per square foot	$64	$69
Number of stores as of quarter end	469	454
Square footage as of quarter end	1,881	1,806

The comparable store sales decrease during the 13 weeks ended April 28, 2012, was due primarily to a decrease of 10.5% in comparable store average transactions, partially offset by an increase of 3.8% in comparable store average dollar sales per transaction. The increase in comparable store average dollar sales per transaction resulted from a 6.0% increase in units purchased per customer, partially offset by a 2.9% decrease in our average unit retail prices. The net sales decrease was attributable to the comparable store sales decline and a $0.8 million decrease in net sales in our e-commerce business, partially offset by the increase in the number of stores compared to the prior year.

Wet Seal’s operating income decreased to 7.4% of net sales during the 13 weeks ended April 28, 2012, from 14.4% of net sales during the 13 weeks ended April 30, 2011. The decrease in operating income, as a percentage of sales, was due primarily to a decrease in merchandise margin as a result of higher markdown rates and an increase in occupancy costs due to the deleveraging effect of negative comparable store sales, compared to the prior year. Additionally, during the 13 weeks ended April 28, 2012, and April 30, 2011, operating income included asset impairment charges of $2.7 million and $0.2 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Arden B:

(In thousands, except percentages, sales per square foot and number of stores)	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Net sales	$21,770	$24,986
Percentage of consolidated net sales	15%	16%
Comparable store sales percentage decrease compared to the prior year fiscal quarter	(11.4)%	(0.1)%
Operating (loss) income	$(1,304)	$2,564
Sales per square foot	$76	$86
Number of stores as of quarter end	84	82
Square footage as of quarter end	261	254

The comparable store sales decrease during the 13 weeks ended April 28, 2012, was due to a 17.6% decrease in comparable store average transactions, partially offset by a 7.5% increase in comparable store average dollar sales per transaction. The increase in the comparable store average dollar sales per transaction resulted from a 9.8% increase in units purchased per customer, partially offset by a 2.4% decrease in our average unit retail prices. The net sales decrease was attributable to the comparable sales decline and a $0.9 million decrease in net sales in our e-commerce business, partially offset by an increase in the number of stores compared to the prior year.

Arden B incurred an operating loss of 6.0% of net sales during the 13 weeks ended April 28, 2012, compared to operating income of 10.3% of net sales during the 13 weeks ended April 30, 2011. This decrease was due primarily to a decrease in merchandise margin as a result of higher markdown rates and an increase in occupancy costs due to the deleveraging effect of negative comparable store sales, compared to the prior year. Additionally, during the 13 weeks ended April 28, 2012, and April 30, 2011, operating (loss) income included asset impairment charges of $0.9 million and $0.1 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Liquidity and Capital Resources

Net cash used in operating activities was $5.1 million for the 13 weeks ended April 28, 2012, compared to net cash provided by operating activities of $17.5 million for the same period last year. For the 13 weeks ended April 28, 2012, cash used in operating activities was comprised of net loss of $0.3 million, an increase in merchandise inventories over the increase of merchandise payables of $3.0 million, and a net use of cash from changes in other operating assets and liabilities of $11.3 million, which includes $9.5 million of February rents and other landlord costs due to the relatively early timing of fiscal 2011 year-end date, which in past years typically would have been paid before the end of the prior fiscal year, partially offset by net non-cash charges and credits, primarily depreciation and amortization, asset impairment, stock-based compensation and benefit for deferred income taxes, of $9.5 million. For the 13 weeks ended April 28, 2012, net cash used in investing activities of $3.8 million was comprised of capital expenditures, primarily for the construction of new Wet Seal stores, remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations, and investment in the network infrastructure within our corporate offices. Capital expenditures that remain unpaid as of April 28, 2012, have increased $3.1 million since the end of fiscal 2011. We expect to pay nearly all of the total balance of such amounts payable of $4.4 million during the second quarter of fiscal 2012.

We estimate that, in fiscal 2012, capital expenditures will be between $32.0 million and $34.0 million, of which approximately $24.0 million to $26.0 million is expected to be for the remodeling and/or relocation of existing Wet Seal and Arden B stores upon lease renewals and the construction of new Wet Seal and Arden B stores. We anticipate receiving approximately $5 million in tenant improvement allowances from landlords, resulting in net capital expenditures of between $27 million and $29 million.

For the 13 weeks ended April 28, 2012, net cash used by financing activities was $0.2 million, comprised of $0.2 million used to repurchase 67,247 shares of our Class A common stock to satisfy employee withholding tax obligations, slightly offset by less than $0.1 million of proceeds from the exercise of stock options.

Total cash and cash equivalents at April 28, 2012, was $148.1 million compared to $157.2 million at January 28, 2012.

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

Borrowings under the Facility are secured by cash, cash equivalents, investments, receivables, and inventory held by us and our wholly owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility.

At April 28, 2012, the amount outstanding under the Facility consisted of $4.4 million in open documentary letters of credit related to merchandise purchases and $1.2 million in outstanding standby letters of credit. At April 28, 2012, we had $29.4 million available for cash advances and/or for the issuance of additional letters of credit, and we were in compliance with all covenant requirements under the Facility.

We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months.

The financial performance of our business is susceptible to declines in discretionary consumer spending and availability of consumer credit and low consumer confidence in the United States. Increasing fuel prices and commodity costs may also cause a shift in consumer demand away from the retail clothing products that we offer. There are no guarantees that government or other initiatives will limit the duration or severity of the current economic challenges or stabilize factors that affect our sales and profitability. Continuing adverse economic trends could affect us more significantly than companies in other industries.

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

We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through fiscal 2011 as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced, and increasing fuel costs. We expect many of these sourcing cost pressures to continue into fiscal 2012, although recent declines in cotton prices may begin to alleviate some of the commodity cost pressures late in 2012 or early 2013. The rising value of the currency in China relative to the U.S. dollar may also have an impact on future product costs. In response to the cost increases, we have evaluated and opportunistically adjusted our pricing in certain categories, are seeking to leverage our large vendor base to lower costs and are assessing ongoing promotional strategies and their impact on merchandise margin levels. We will continue to diligently monitor our costs as well as the competitive pricing environment in order to mitigate margin erosion. However, our margins have been and may continue to be adversely affected and we cannot be certain that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

As of April 28, 2012, we are not a party to any off-balance sheet arrangements, except for operating lease and purchase obligations as referenced in our Form 10-K for the fiscal year ended January 28, 2012, under “Commitments and Contingencies” and “Other Off-Balance Sheet Arrangements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At April 28, 2012, no borrowings were outstanding under the Facility. At April 28, 2012, the weighted average interest rate on borrowings under the Facility was 1.333%. Based upon a sensitivity analysis as of April 28, 2012, if we had average outstanding borrowings of $1 million during first quarter of fiscal 2012, a 50 basis point increase in interest rates would have resulted in an increase in interest expense of approximately $1,250 for the first quarter of fiscal 2012.

As of April 28, 2012, we are not a party to any derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of April 28, 2012, would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 28, 2012.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 28, 2012, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002 through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. We are vigorously defending this appeal and are unable to predict the likely outcome. As of April 28, 2012, we have accrued an amount equal to the settlement amount in accrued liabilities in our condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us from May 22, 2003 through the present. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and Wage Orders of the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification and Motion For Leave to File An Amended Complaint. Plaintiffs have appealed both orders. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 28, 2012.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us from September 29, 2004 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On August 16, 2011, the court denied Plaintiffs’ Motion for Class Certification. Plaintiffs have appealed. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 28, 2012.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by us against employees of our Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. We are awaiting the results of the investigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 28, 2012.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On February 3, 2012, the court granted our motion to transfer venue to the County of Orange. Once the case is assigned to a new judge in the Superior Court of the State of California for the County of Orange, we intend to file a motion to compel arbitration. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 28, 2012.

On October 27, 2011 a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees who were employed in California during the time period from October 27, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On April 2, 2012, the court granted our motion to compel arbitration and to enforce the class action waiver in the arbitration agreement. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of April 28, 2012.

As of April 28, 2012, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition. From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims, we have insurance to cover a portion of such losses. However, certain other matters may exist or arise for which we do not have insurance coverage and which could have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

We have recorded impairment charges in the past and we may record material impairment charges in the future.

At least quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. If we determine that the carrying value of long-lived assets is not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during the 13 weeks ended April 28, 2012, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded a non-cash charge of $3.6 million during the 13 weeks ended April 28, 2012 within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values. In the future, we may determine that the carrying value of our long-lived assets may not be recoverable, particularly in light of the recent declines in our merchandise margin and comparable store sales. As a result, we may determine that additional impairment charges are required. In the event we record impairment charges, this could have a material adverse effect on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2012 to February 25, 2012	—	$—	—	—
February 26, 2012 to March 31, 2012	—	$—	—	—
April 1, 2012 to April 28, 2012	67,247	$3.30	—	—

(1)	An employee tendered 67,247 shares of our Class A common stock upon restricted stock and performance share vesting to satisfy employee withholding tax obligations for a total cost of approximately $0.2 million.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	The Wet Seal, Inc. Code of Business Ethics and Conduct.

101	The following materials from The Wet Seal, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Unaudited), (v) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC.
(REGISTRANT)

Date: May 25, 2012	By:	/s/ Susan P. McGalla
Susan P. McGalla
Chief Executive Officer

Date: May 25, 2012	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer