Form 10-Q
period 2012-07-28
WET SEAL INC
filed 2012-08-24
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 001-35634

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at August 20, 2012, was 89,584,244. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at August 20, 2012.

THE WET SEAL, INC.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 28, 2012	January 28, 2012	July 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146,470	$157,185	$109,566
Short-term investments	—	—	38,230
Income tax receivables	660	200	—
Other receivables	1,744	1,445	2,540
Merchandise inventories	41,479	31,834	43,176
Prepaid expenses and other current assets	6,363	4,570	15,080
Deferred tax assets	20,133	20,133	19,649

Total current assets	216,849	215,367	228,241

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	109,142	123,066	120,416
Furniture, fixtures and equipment	67,812	79,159	79,334

	176,954	202,225	199,750
Less accumulated depreciation and amortization	(97,080)	(113,901)	(106,586)

Net equipment and leasehold improvements	79,874	88,324	93,164

OTHER ASSETS:
Deferred tax assets	31,081	23,780	27,516
Other assets	3,034	3,062	3,034

Total other assets	34,115	26,842	30,550

TOTAL ASSETS	$330,838	$330,533	$351,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$24,738	$18,520	$29,287
Accounts payable – other	11,828	8,269	14,221
Accrued liabilities	26,112	25,096	26,248
Current portion of deferred rent	3,018	2,561	3,435

Total current liabilities	65,696	54,446	73,191

LONG-TERM LIABILITIES:
Deferred rent	33,068	33,091	31,800
Other long-term liabilities	1,855	1,924	1,700

Total long-term liabilities	34,923	35,015	33,500

Total liabilities	100,619	89,461	106,691

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 90,840,928 shares issued and 89,595,248 outstanding at July 28, 2012; 90,660,347 shares issued and 90,419,469 shares outstanding at January 28, 2012; and 114,742,482 shares issued and 92,826,224 shares outstanding at July 30, 2011	9,084	9,066	11,474
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	240,993	239,000	325,710
Accumulated deficit	(18,892)	(6,250)	(11,121)
Treasury stock, 1,245,680 shares, 240,878 shares, and 21,916,258 shares, at cost, at July 28, 2012, January 28, 2012, and July 30, 2011, respectively	(962)	(740)	(81,086)
Accumulated other comprehensive (loss ) income	(4)	(4)	287

Total stockholders’ equity	230,219	241,072	245,264

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,838	$330,533	$351,955

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$135,261	$148,770	$283,206	$304,810
Cost of sales	104,459	102,693	208,801	205,288

Gross margin	30,802	46,077	74,405	99,522
Selling, general, and administrative expenses	41,372	41,695	81,810	81,555
Asset impairment	8,973	1,057	12,579	1,316

Operating (loss) income	(19,543)	3,325	(19,984)	16,651

Interest income	38	66	76	138
Interest expense	(46)	(44)	(94)	(87)

Interest (expense) income, net	(8)	22	(18)	51

(Loss) income before (benefit) provision for income taxes	(19,551)	3,347	(20,002)	16,702
(Benefit) provision for income taxes	(7,182)	1,149	(7,360)	6,491

Net (loss) income	$(12,369)	$2,198	$(12,642)	$10,211

Net (loss) income per share, basic	$(0.14)	$0.02	$(0.14)	$0.10

Net (loss) income per share, diluted	$(0.14)	$0.02	$(0.14)	$0.10

Weighted-average shares outstanding, basic	88,585,063	95,731,926	88,536,020	97,324,336

Weighted-average shares outstanding, diluted	88,585,063	95,835,044	88,536,020	97,399,349

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net (loss) income	$(12,369)	$2,198	$(12,642)	$10,211
Other comprehensive loss:
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	(1)	—	(3)

Total other comprehensive loss	—	(1)	—	(3)

Comprehensive (loss) income	$(12,369)	$2,197	$(12,642)	$10,208

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital		Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Class A		Class B			Accumulated
	Shares	Par Value	Shares	Par Value		Deficit	Stock	Loss	Equity
Balance at January 28, 2012	90,660,347	$9,066	—	$—	$239,000	$(6,250)	$(740)	$(4)	$241,072
Net loss	—	—	—	—	—	(12,642)	—	—	(12,642)
Stock issued pursuant to long-term incentive plans	174,580	17	—	—	(17)	—	—	—	—
Stock-based compensation	—	—	—	—	1,992	—	—	—	1,992
Exercise of stock options	6,001	1	—	—	18	—	—	—	19
Repurchase of common stock	—	—	—	—	—	—	(222)	—	(222)

Balance at July 28, 2012	90,840,928	$9,084	—	$—	$240,993	$(18,892)	$(962)	$(4)	$230,219

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Class A		Class B
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Income	Equity
Balance at January 29, 2011	113,736,844	$11,374	—	$—	$323,324	$(21,332)	$(37,963)	$290	$275,693
Net income	—	—	—	—	—	10,211	—	—	10,211
Stock issued pursuant to long-term incentive plans	830,635	83	—	—	(83)	—	—	—	—
Stock-based compensation	—	—	—	—	1,960	—	—	—	1,960
Amortization of stock payment in lieu of rent	—	—	—	—	31	—	—	—	31
Exercise of stock options	175,003	17	—	—	478	—	—	—	495
Repurchase of common stock	—	—	—	—	—	—	(43,123)	—	(43,123)
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(3)	(3)

Balance at July 30, 2011	114,742,482	$11,474	—	$—	$325,710	$(11,121)	$(81,086)	$287	$245,264

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	July 28, 2012	July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,642)	$10,211
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,261	9,481
Amortization of premium on investments	—	460
Amortization of deferred financing costs	54	52
Amortization of stock payment in lieu of rent	—	31
Loss on disposal of equipment and leasehold improvements	483	46
Asset impairment	12,579	1,316
Deferred income taxes	(7,301)	5,739
Stock-based compensation	1,992	1,960
Changes in operating assets and liabilities:
Income tax receivables	(460)	—
Other receivables	(299)	(599)
Merchandise inventories	(9,645)	(9,840)
Prepaid expenses and other current assets	(1,847)	(2,481)
Other non-current assets	28	(106)
Accounts payable and accrued liabilities	8,511	9,841
Income taxes payable	—	(60)
Deferred rent	434	997
Other long-term liabilities	(69)	(66)

Net cash provided by operating activities	1,079	26,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(11,591)	(14,096)
Proceeds from maturity of marketable securities	—	12,000

Net cash used in investing activities	(11,591)	(2,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	19	495
Repurchase of common stock	(222)	(41,177)

Net cash used in financing activities	(203)	(40,682)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,715)	(15,796)
CASH AND CASH EQUIVALENTS, beginning of period	157,185	125,362

CASH AND CASH EQUIVALENTS, end of period	$146,470	$109,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$39	$35
Income taxes	$839	$1,892
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Repurchase of common stock unpaid at end of period	$—	$1,946
Purchase of equipment and leasehold improvements unpaid at end of period	$3,622	$5,366
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$—	$(3)

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 28, 2012, and July 30, 2011

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

In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the 26 weeks ended July 28, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Wet Seal, Inc. (the “Company”) for the fiscal year ended January 28, 2012.

Significant Accounting Policies

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the estimated undiscounted future cash flows are less than the carrying value, an impairment loss will be recognized, measured as the difference between the carrying value and the estimated fair value of the assets, based on discounted estimated future cash flows using the Company’s weighted average cost of capital. Forecasted earnings, growth rates and other assumptions used to estimate carrying value recoverability rely heavily upon estimates made by the Company’s management, including continued declines in comparable store sales in the short term and modest growth in future periods, and the expected outcomes of strategic initiatives being implemented. If the Company is not able to achieve its projected growth rates and cash flows, and strategic initiatives currently being implemented do not result in significant improvements in the Company’s current financial performance trend, the Company would incur additional impairment of assets in the future. The Company has considered the relevant valuation techniques that could be applied without undue cost and effort and has determined that the discounted estimated future cash flow approach continues to provide the most relevant and reliable means by which to determine fair value in this circumstance.

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during the 13 and 26 weeks ended July 28, 2012, and July 30, 2011, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, the Company recorded the following non-cash charges primarily related to its retail stores within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(In thousands)
Aggregate carrying value of all long-lived assets impaired	$9,660	$1,057	$13,266	$1,316
Less: Impairment charges	(8,973)	(1,057)	(12,579)	(1,316)

Aggregate fair value of all long-lived assets impaired	$687	$—	$687	$—
Number of stores with asset impairment	41	4	51	6

The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. Based on historical operating performance and the projected outlook for these stores, the Company believes that the remaining asset value of approximately $0.7 million as of July 28, 2012, is recoverable.

Income Taxes

The Company has approximately $74.0 million of federal net operating loss (“NOL”) carry forwards available to offset taxable income in fiscal 2012 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code. This NOL balance reflects adjustments resulting from recently closed Internal Revenue Service (“IRS”) audits of the Company’s fiscal 2008 and 2009 tax years.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 28, 2012, and July 30, 2011

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted (Continued)

The Company’s effective income tax rate for the 13 and 26 weeks ended July 28, 2012, was approximately 36.7% and 36.8%, respectively. The Company expects a 37.6% effective income tax rate for fiscal 2012. The Company’s effective income tax rates reflect a $0.3 million write-off of certain deferred tax assets as a result of the IRS adjustments discussed above, which is discrete to the quarter ended July 28, 2012. The Company anticipates cash payment for income taxes for the fiscal year will be approximately $0.1 million, representing certain state income taxes. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash benefit for deferred income taxes.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance on the application of fair value accounting where its use is already required or permitted by other standards within GAAP. This guidance changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements. This guidance became effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance, which did not significantly impact the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. This guidance provided an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and is to be applied on a retrospective basis. The Company adopted this guidance and has presented total comprehensive (loss) income, the components of net (loss) income and the components of other comprehensive (loss) income in two separate but consecutive statements within its condensed consolidated financial statements.

NOTE 2 – Stock-Based Compensation

The Company had one stock incentive plan under which shares were available for grant at July 28, 2012: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of July 28, 2012; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan permits the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. An aggregate of 22,669,528 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of July 28, 2012, 3,974,001 shares were available for future grants.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 28, 2012, and July 30, 2011

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

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	46.47%	54.00%	48.87%	54.00%
Risk-Free Interest Rate	0.45%	0.91%	0.48%	1.31%
Expected Life of Options (in Years)	3.3	3.3	3.3	3.3

The Company recorded compensation expense of $0.6 million, $0.9 million, $0.2 million and $0.4 million, or less than $0.01, $0.01, less than $0.01 and less than $0.01 per basic and diluted share, related to stock options outstanding during the 13 and 26 weeks ended July 28, 2012, and July 30, 2011, respectively. The expense for the 13 and 26 weeks ended July 28, 2012 reflects a $0.4 million charge for potential vesting acceleration resulting from the departure of the Company’s previous chief executive officer.

At July 28, 2012, there was $1.4 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 1.9 years, representing the remaining vesting periods of such options through fiscal 2015.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 26 weeks ended July 28, 2012, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2012	3,474,204	$4.64
Granted	110,000	$3.14
Exercised	(6,001)	$3.15
Canceled	(833,071)	$6.05

Outstanding at July 28, 2012	2,745,132	$4.15	2.57	$4
Vested and expected to vest in the future at July 28, 2012	2,544,727	$4.19	2.44	$4
Exercisable at July 28, 2012	1,511,331	$4.51	1.32	$3

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 28, 2012, and July 30, 2011

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

Options vested and expected to vest in the future is comprised of all options outstanding at July 28, 2012, net of estimated forfeitures. Additional information regarding stock options outstanding as of July 28, 2012, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of July 28, 2012	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of July 28, 2012	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 2.74	27,500	3.89	$2.57	7,500	$2.26
2.93 - 4.44	2,398,133	2.72	$3.71	1,220,999	$3.72
4.50 - 6.82	105,499	2.57	$5.54	68,832	$5.97
8.00 - 11.49	214,000	0.68	$8.64	214,000	$8.64

$ 1.81 - $11.49	2,745,132	2.57	$4.15	1,511,331	$4.51

The weighted-average grant-date fair value of options granted during the 13 and 26 weeks ended July 28, 2012, and July 30, 2011, was $0.98, $1.10, $1.69 and $1.60, respectively. The total intrinsic value for options exercised during the 26 weeks ended July 28, 2012, and the 13 and 26 weeks ended July 30, 2011, was less than $0.1 million, $0.3 million and $0.3 million, respectively.

Cash received from option exercises under all Plans for the 26 weeks ended July 28, 2012, and July 30, 2011, was less than $0.1 million and $0.5 million, respectively. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.

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

During the 26 weeks ended July 28, 2012, and July 30, 2011, the Company granted 174,580 and 430,635 shares, respectively, of restricted common stock to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during the 26 weeks ended July 28, 2012, and July 30, 2011, was $3.58 and $3.87 per share, respectively. The Company recorded approximately $0.9 million, $1.3 million, $0.4 million and $0.7 million of compensation expense related to outstanding shares of restricted common stock during the 13 and 26 weeks ended July 28, 2012, and July 30, 2011, respectively. The expense for the 13 and 26 weeks ended July 28, 2012 reflects a $0.6 million charge for potential vesting acceleration resulting from the departure of the Company’s previous chief executive officer.

During the 26 weeks ended July 30, 2011, the Company granted 400,000 performance shares under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during the 26 weeks ended July 30, 2011, which included consideration of the probability of such shares vesting, was $3.08 per share. The Company recorded compensation benefits of approximately $0.5 million and $0.2 million and compensation expense of approximately $0.5 million and $0.9 million during the 13 and 26 weeks ended July 28, 2012, and July 30, 2011, respectively, related to performance shares. The compensation benefits during the 13 and 26 weeks ended July 28, 2012 were due to the forfeiture of performance shares as a result of the departure of the Company’s previous chief executive officer.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 28, 2012, and July 30, 2011

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The fair value of nonvested restricted common stock awards is equal to the closing trading price of the Company’s Class A common stock on the grant date. The fair value of nonvested performance shares is determined based on a number of factors, including the closing trading price of the Company’s Class A common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 26 weeks ended July 28, 2012:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 28, 2012	2,105,112	$3.16
Granted	174,580	$3.58
Vested	(614,219)	$3.68
Forfeited	(890,655)	$2.70

Nonvested at July 28, 2012	774,818	$3.29

The fair value of restricted common stock and performance shares that vested during the 26 weeks ended July 28, 2012, was $1.9 million.

At July 28, 2012, there was $1.7 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $1.3 million relates to restricted common stock and $0.4 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.2 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Cost of sales	$69	$45	$135	$91
Selling, general, and administrative expenses	929	1,015	1,857	1,869

Stock-based compensation	$998	$1,060	$1,992	$1,960

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 28, 2012, and July 30, 2011

(Unaudited)

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

At July 28, 2012, the amount outstanding under the Facility consisted of $3.8 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit, and the Company had $29.7 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At July 28, 2012, the Company was in compliance with all covenant requirements related to the Facility.

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

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 28, 2012, and July 30, 2011

(Unaudited)

NOTE 4 – Fair Value Measurements and Disclosures (Continued)

The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount at July 28, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$146,470	$32,134	$114,336	$—
Long-term tenant allowance receivables	917	—	—	917

	Carrying Amount at January 28, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$157,185	$62,881	$94,304	$—
Long-term tenant allowance receivables	875	—	—	875

	Carrying Amount at July 30, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$109,566	$23,394	$86,172	$—
Short-term investments	38,230	—	38,243	—
Long-term tenant allowance receivables	836	—	—	836

Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. Certain money market funds are valued through the use of quoted market prices and are represented as Level 1. Other money market funds are valued at $1, which is generally the net asset value of these funds and are represented at Level 2. Units are redeemable on a daily basis and redemption requests generally can be received the same day as the effective date. The Company’s short-term investments consisted of interest-bearing corporate bonds that were guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program, had maturities that were less than one year and were carried at amortized cost plus accrued income. Short-term investments were carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s short-term investments was determined based on quoted prices for similar instruments in active markets. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the long-term tenant allowance receivables was determined by discounting them to present value using an incremental borrowing rate of 9.26%, at the time of recording, over their five year collection period. The long-term tenant allowance receivables are included in other assets within the condensed consolidated balance sheets.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 28, 2012, and July 30, 2011

(Unaudited)

NOTE 4 – Fair Value Measurements and Disclosures (Continued)

On a non-recurring basis, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs consisting of, but not limited to projected sales growth, estimated gross margins, projected operating costs and an estimated weighted-average cost of capital rate. During the 13 and 26 weeks ended July 28, 2012, and July 30, 2011, the Company recorded $9.0 million, $12.6 million, $1.1 million and $1.3 million of impairment charges in the accompanying condensed consolidated statements of operations. Refer to Note 1- Long-Lived Assets.

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

While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the 13 and 26 weeks ended July 28, 2012, the Company incurred a net loss and, there is no dilutive effect of any unvested share-based payment awards. For the 13 and 26 weeks ended July 30, 2011, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 28, 2012, and July 30, 2011

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

	13 Weeks Ended
	July 28, 2012			July 30, 2011
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net (loss) income per share, basic:
Net (loss) income	$(12,369)			$2,198
Less: Undistributed earnings allocable to participating securities	—			(59)

Net (loss) income per share, basic	$(12,369)	88,585,063	$(0.14)	$2,139	95,731,926	$0.02

Net (loss) income per share, diluted:
Net (loss) income	$(12,369)			$2,198
Less: Undistributed earnings allocable to participating securities	—			(59)
Effect of dilutive securities		—			103,118

Net (loss) income per share, diluted	$(12,369)	88,585,063	$(0.14)	$2,139	95,835,044	$0.02

	26 Weeks Ended
	July 28, 2012			July 30, 2011
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net (loss) income per share, basic:
Net (loss) income	$(12,642)			$10,211
Less: Undistributed earnings allocable to participating securities	—			(249)

Net (loss) income per share, basic	$(12,642)	88,536,020	$(0.14)	$9,962	97,324,336	$0.10

Net (loss) income per share, diluted:
Net (loss) income	$(12,642)			$10,211
Less: Undistributed earnings allocable to participating securities	—			(249)
Effect of dilutive securities		—			75,013

Net (loss) income per share, diluted	$(12,642)	88,536,020	$(0.14)	$9,962	97,399,349	$0.10

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 28, 2012, and July 30, 2011

(Unaudited)

NOTE 5 – Net (Loss) Income Per Share (Continued)

The computations of net (loss) income per share, diluted, excluded the following potentially dilutive securities exercisable into Class A common stock for the 13 and 26 weeks ended July 28, 2012, and July 30, 2011, respectively, because their effect would not have been dilutive.

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Stock options outstanding	2,737,632	2,253,002	2,712,136	2,490,845
Performance shares and nonvested restricted stock awards	1,813,329	2,659,099	1,916,896	2,433,945

Total	4,550,961	4,912,101	4,629,032	4,924,790

NOTE 6 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. On July 25, 2012, the Court of Appeals dismissed Plaintiffs’ appeal. Plaintiffs’ counsel has forty days from July 25, 2012, to file a petition for appeal to the California Supreme Court. As of July 28, 2012, the Company has accrued an amount equal to the settlement amount, plus $0.1 million in settlement administration fees, in accrued liabilities in its condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 22, 2003 through the present. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and Wage Orders of the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification and Motion For Leave to File An Amended Complaint. Plaintiffs have appealed both orders. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On August 16, 2011, the court denied Plaintiffs’ Motion for Class Certification. Plaintiffs have appealed. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by the Company against employees of the Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. The Company is awaiting the results of the investigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 28, 2012, and July 30, 2011

(Unaudited)

NOTE 6 – Commitments and Contingencies (Continued)

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On February 3, 2012, the court granted the Company’s motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted the Company’s motion to compel arbitration. On July 18, 2012, the Company received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed commencement with their employment for the Company. Plaintiffs allege that the Company’s arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against the Company. The NLRB is investigating these charges, however, the Court has already found that the arbitration agreements are enforceable and declined to follow the NLRB’s ruling in In re D.R. Horton, Inc. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

On October 27, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees who were employed in California during the time period from October 27, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On April 2, 2012, the court granted the Company’s motion to compel arbitration and to enforce the class action waiver in the arbitration agreement between the Plaintiff and the Company. The Plaintiff filed a stipulated motion to amend her complaint and agreed to dismiss with prejudice all individual claims subject to arbitration. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of the Company’s current and former African American retail store employees. The Company was named as a defendant. The complaint alleges various violations under 42 U.S.C. § 1981, including allegations that the Company engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs are also alleging retaliation. Plaintiffs are seeking reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys’ fees, and interest. The Company is vigorously defending this litigation and is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims, the Company has insurance to cover a portion of such losses. However, certain matters may exist or arise for which the Company does not have insurance coverage and which could have a material adverse effect on its results of operations or financial condition.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 28, 2012, and July 30, 2011

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

Information for the 13 and 26 weeks ended July 28, 2012, and July 30, 2011, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended July 28, 2012	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$113,739	$21,522	$—	$135,261
Percentage of consolidated net sales	84%	16%	—	100%
Operating loss	$(8,579)	$(1,578)	$(9,386)	$(19,543)
Depreciation and amortization expense	$3,723	$456	$391	$4,570
Interest income	$—	$—	$38	$38
Interest expense	$—	$—	$(46)	$(46)
Loss before benefit for income taxes	$(8,579)	$(1,578)	$(9,394)	$(19,551)

13 Weeks Ended July 30, 2011	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$125,033	$23,737	$—	$148,770
Percentage of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$10,280	$1,449	$(8,404)	$3,325
Depreciation and amortization expense	$3,929	$504	$381	$4,814
Interest income	$—	$—	$66	$66
Interest expense	$—	$—	$(44)	$(44)
Income (loss) before provision for income taxes	$10,280	$1,449	$(8,382)	$3,347

26 Weeks Ended July 28, 2012	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$239,914	$43,292	$—	$283,206
Percentage of consolidated net sales	85%	15%	—	100%
Operating income (loss)	$745	$(2,882)	$(17,847)	$(19,984)
Depreciation and amortization expense	$7,577	$911	$773	$9,261
Interest income	$—	$—	$76	$76
Interest expense	$—	$—	$(94)	$(94)
Income (loss) before benefit for income taxes	$745	$(2,882)	$(17,865)	$(20,002)

26 Weeks Ended July 30, 2011	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$256,086	$48,724	$—	$304,810
Percentage of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$29,094	$4,014	$(16,457)	$16,651
Depreciation and amortization expense	$7,713	$1,044	$724	$9,481
Interest income	$—	$—	$138	$138
Interest expense	$—	$—	$(87)	$(87)
Income (loss) before provision for income taxes	$29,094	$4,014	$(16,406)	$16,702

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 26 weeks ended July 28, 2012, and July 30, 2011

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

Corporate expenses during the 13 and 26 weeks ended July 28, 2012, include $1.9 million of potential severance costs resulting from the departure of the Company’s previous chief executive officer (no severance agreement has yet been entered into).

Wet Seal operating (loss) income during the 13 and 26 weeks ended July 28, 2012, and July 30, 2011, includes $7.9 million, $10.6 million, $0.6 million and $0.8 million, respectively, of asset impairment charges.

Arden B operating (loss) income during the 13 and 26 weeks ended July 28, 2012, and July 30, 2011, includes $1.1 million, $2.0 million, $0.5 million and $0.5 million, respectively, of asset impairment charges.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, and elsewhere in this Quarterly Report on Form 10-Q.

All references to “we,” “our,” “us,” and “the Company” in this Quarterly Report on Form 10-Q mean The Wet Seal, Inc. and its wholly owned subsidiaries.

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers from their early teens to 39 years old. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At July 28, 2012, we had 550 retail stores in 47 states and Puerto Rico. Of the 550 stores, there were 468 Wet Seal stores and 82 Arden B stores. Our merchandise can also be purchased online through the respective websites of each of our operating segments.

We consider the following to be key performance indicators in evaluating our performance:

Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal division’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for four or more days in a fiscal month due to remodel, relocation or other reasons are removed from the comparable store base for that fiscal month as well as for the comparable fiscal month in the following fiscal year. Comparable store sales results are important in achieving operating leverage on expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash, and working capital.

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

Wet Seal. Wet Seal is a junior apparel brand for girls and young women who seek fashionable clothing at a value, with a target customer age range of teens to early twenties. Wet Seal seeks to provide its customer base with a balance of trend right and fashion basic apparel and accessories that are affordably priced.

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

Current Trends and Outlook

The retail environment in the U.S. has shown slight improvement in the first half of 2012. However, only modest growth in the retail industry is expected for 2012 due to continued uncertainty regarding the global economy and the lack of significant improvement in the U.S. housing market and unemployment rates throughout the U.S. In addition, U.S. gross domestic product growth remains slow, further contributing to a volatile, and generally weak, retail environment. During the first half of fiscal 2012, we ran aggressive promotions and incurred high levels of clearance markdowns at both Wet Seal and Arden B to address product that was performing below expectations, primarily in the tops category. As a result, we experienced significant declines in our merchandise margin and comparable store sales. We expect continued weak performance in our merchandise margins in the near term as we aggressively promote our existing product in an effort to expeditiously re-merchandise our stores with product that will appeal to a broader demographic.

Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. As a result of the continued difficult economic conditions, we may face risks that will impact many facets of our operations, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations to us. Although we believe we are sufficiently prepared and financially strong enough to endure poor economic conditions in the U.S. and world economic markets, if such conditions continue, or if they deteriorate further, our business, financial condition, and results of operations may be further materially adversely affected.

Our comparable store sales decreased 11.1% during the 13 weeks ended July 28, 2012, driven by an 11.0% comparable store sales decrease in our Wet Seal division and an 11.6% comparable store sales decrease in our Arden B division. The Wet Seal division’s comparable store sales decrease was primarily driven by a decrease in transaction volume, partially offset by an increase in average dollar sales per transaction, which was driven by an increase in units purchased per customer, offset by a decrease in average unit selling price. At Wet Seal, we underperformed, we believe, as a result of shifting away from our core expertise of fast fashion merchandising which resulted in an assortment geared toward higher-priced product that was not well received by our target customers and a lack of compelling merchandise for the young teen customer during the beginning of the important back-to-school season. Our knit tops business declined significantly, while woven tops, denim bottoms, shoes, and outerwear sales increased. The Arden B division comparable store sales decrease was primarily driven by a decline in transaction volume and a decrease in average dollar sales per transaction, which was driven by a decrease in average unit selling price, partially offset by an increase in units purchased per customer. At Arden B, we under performed, we believe, as a result of too narrow of an assortment, leading to sales declines in all categories except bottoms. Our combined e-commerce sales declined 5% during the 13 weeks ended July 28, 2012, as compared to the prior year quarter, as a result of too narrow of an assortment and higher levels of promotional and clearance selling in an effort to sell product that was not well received by our target customers, consistent with the reception of product within our stores.

The end of the second quarter was the beginning of an important transition period for our Company as we made the decision to return to our core expertise of fast fashion merchandising. We began taking aggressive action to refocus our strategy in a way that we believe will address the issues that resulted in our disappointing fiscal 2012 second quarter, including, returning to merchandising to a broader demographic, including the young teen customer at Wet Seal, sourcing a broader variety of product more directly from fast fashion vendors, committing to merchandise purchases closer to time of need, and focusing our price points on our core customer, which long supported success for our Company. We expect it will take several months to begin to realize the impact of the transition in our merchandise and in-store marketing. Although we expect continued weak performance through the fiscal 2012 third quarter, we believe that this trend will bottom out in the coming months and that we will begin to see clear signs of improvement in the fiscal 2012 fourth quarter and will ultimately return to a level of sales and earnings that this strategy has driven for many years. As a result, we believe our Company will be positioned to stabilize the business during the holiday season of fiscal 2012 and fiscal 2013.

Employee Retention Plan

To retain the talent critical to executing upon our strategy and enhancing shareholder value, we have implemented an Employee Retention Plan for our senior leadership and certain other key team members. We believe it is critical to retain this talent base, and this Employee Retention Plan is designed to help provide stability and continuity for us during this important transition period. The Employee Retention Plan was approved by our Board of Directors effective August 19, 2012, and provides for a cash payment to each of the eligible employees, payable August 19, 2013, provided the employee is still employed by us, subject to acceleration upon certain terminations following a change in control. The total cost of the Employee Retention Plan is approximately $1.2 million and will be expensed over the one-year retention period.

In addition, effective August 19, 2012, our Board of Directors approved an amendment to our fiscal 2012 Management Bonus Plan to provide for a 25% payout of the annual bonus for fiscal 2012 for all eligible employees if we attain certain performance metrics in the fiscal 2012 fourth quarter. If achieved, the total cost of the fourth quarter bonus would be approximately $0.9 million and is payable in April 2013, contingent upon continued employment at that time.

Also effective August 19, 2012, our Board of Directors made grants of restricted stock to our senior leadership and certain other key team members in lieu of stock option grants typically made at this time each year. The aggregate grant was 196,300 shares with vesting to occur in equal amounts on the first and second anniversary dates of the grant. The grants are also subject to acceleration substantially as provided in the Company’s standard agreements, including upon a change in control.

As of the date of this report, no award under the Employee Retention Plan or grant of restricted stock, described above, has been made to Kenneth D. Seipel, our President and Chief Operating Officer, or Steven H. Benrubi, our Executive Vice President and Chief Financial Officer. Barbara Cook, our Senior Vice President of Store Operations, received an award under the Employee Retention Plan of $75,000 and a grant of 10,000 shares of restricted stock. Harriet Bailiss-Sustartic, our Chief Merchandise Officer, Wet Seal Division, received an award under the Employee Retention Plan of $75,000 and a grant of 10,000 shares of restricted stock.

Supplemental Director Compensation

In recognition of the significant additional duties being assumed by Hal Kahn, Chairman of the Board, and the three directors assigned to the Strategic Oversight Committee, established by the Board, the compensation of these directors has been increased for a six month period. The compensation will solely be in shares of restricted stock and was determined in consultation with an independent compensation consultant.

Under this program, Mr. Kahn has received a grant of restricted stock with a value of $500,000 to vest 70% on the three month anniversary of grant and 30% on the six month anniversary of grant. For this six month period, this stock grant to Mr. Kahn is in lieu of the cash stipend historically paid to him for service as Chairman of the Board ($75,000 per year). The members of the Strategic Oversight Committee each received a grant of restricted stock having a value of $90,000 to vest 50% on the three month anniversary and 50% on the six month anniversary of the date of grant. The grants are also subject to acceleration substantially as provided in the Company’s standard director stock award agreements, including upon a change in control.

Store Openings and Closures

As we focus on restoring our fast fashion merchandising strategy, we have deferred making additional new store opening commitments in our Wet Seal division through the remainder of fiscal 2012. Our real estate plan is now expected to total from two to four net store closings at Wet Seal for fiscal 2012, which is a decrease from our prior plan of 20 to 22 net store openings. At Arden B, our real estate plan remains unchanged from our prior plan, with 15 to 20 net store closings for fiscal 2012. As a result, we estimate we will end fiscal 2012 with 468 to 470 Wet Seal stores and 66 to 71 Arden B stores.

At Wet Seal, we opened three new stores and closed four stores during the 13 weeks ended July 28, 2012. At Arden B, we closed two stores during the 13 weeks ended July 28, 2012.

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

Long-Lived Assets

We evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the estimated undiscounted future cash flows are less than the carrying value, an impairment loss will be recognized, measured as the difference between the carrying value and the estimated fair value of the assets, based on discounted estimated future cash flows using our weighted average cost of capital. Forecasted earnings, growth rates and other assumptions used to estimate carrying value recoverability rely heavily upon estimates made by management, including continued declines in comparable store sales in the short term and modest growth in future periods, and the expected outcomes of strategic initiatives being implemented. If we are not able to achieve our projected growth rates and cash flows, and strategic initiatives currently being implemented do not result in significant improvements in our current financial performance trend, we would incur additional impairment of assets in the future. We have considered all relevant valuation techniques that could be applied without undue cost and effort and have determined that the discounted estimated future cash flow approach continues to provide the most relevant and reliable means by which to determine fair value in this circumstance.

Quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the 13 and 26 weeks ended July 28, 2012, and July 30, 2011, we determined such events or changes in circumstances had occurred with respect to certain of our retail stores, and that operating losses or insufficient operating income would likely continue. As such, we recorded noncash charges of $9.0 million, $12.6 million, $1.1 million and $1.3 million, in our condensed consolidated statements of operations for the 13 and 26 weeks ended July 28, 2012, and July 30, 2011, respectively, to write down the carrying value of these stores’ long-lived assets to their estimated fair values.

Accounting for Income Taxes

We have approximately $74.0 million of federal net operating loss (“NOL”) carry forwards available to offset taxable income in fiscal 2012 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code. This NOL balance reflects adjustments resulting from recently closed Internal Revenue Service (“IRS”) audits of our fiscal 2008 and 2009 tax years.

Our effective income tax rate for the 13 and 26 weeks ended July 28, 2012, was approximately 36.7% and 36.8%, respectively. We expect a 37.6% effective income tax rate for fiscal 2012. Our effective income tax rates reflect a $0.3 million write-off of certain deferred tax assets as a result of the IRS adjustments discussed above, which is discrete to the quarter ended July 28, 2012. We anticipate cash payment for income taxes for the fiscal year will be approximately $0.1 million, representing certain state income taxes. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash benefit for deferred income taxes.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance on the application of fair value accounting where its use is already required or permitted by other standards within GAAP. This guidance changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements. This guidance became effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance and it did not significantly impact our condensed consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. This guidance provided an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and is to be applied on a retrospective basis. We have adopted this guidance and have presented total comprehensive (loss) income, the components of net (loss) income and the components of other comprehensive (loss) income in two separate but consecutive statements within our condensed consolidated financial statements.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.2	69.0	73.7	67.3

Gross margin	22.8	31.0	26.3	32.7
Selling, general, and administrative expenses	30.6	28.0	28.9	26.8
Asset impairment	6.6	0.8	4.5	0.4

Operating (loss) income	(14.4)	2.2	(7.1)	5.5
Interest (expense) income, net	(0.0)	0.0	(0.0)	0.0

(Loss) income before (benefit) provision for income taxes	(14.4)	2.2	(7.1)	5.5
(Benefit) provision for income taxes	(5.3)	0.7	(2.6)	2.2

Net (loss) income	(9.1)%	1.5%	(4.5)%	3.3%

Thirteen Weeks Ended July 28, 2012, Compared to Thirteen Weeks Ended July 30, 2011

Net sales

13 Weeks Ended July 28, 2012	Change From Prior Fiscal Period	13 Weeks Ended July 30, 2011
($ in millions)
Net sales	$135.3	$(13.5)	(9.1)%	$148.8
Comparable store sales decrease	(11.1)%

Net sales for the 13 weeks ended July 28, 2012, decreased primarily as a result of the following:

•

A decrease of 11.1% in comparable store sales, resulting from an 11.4% decrease in comparable store average transactions, partially offset by a 0.1% increase in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction increased mainly due to a 1.4% increase in the number of units purchased per customer, partially offset by a 2.0% decrease in average unit retail prices; and

•	A decrease of $0.4 million in net sales for our e-commerce business as compared to the prior year, which is not a factor in calculating our comparable store sales.

The decrease in net sales was partially offset by an increase in number of stores, from 542 stores as of July 30, 2011, to 550 stores as of July 28, 2012.

Cost of sales

13 Weeks Ended July 28, 2012	Change From Prior Fiscal Period	13 Weeks Ended July 30, 2011
($ in millions)
Cost of sales	$104.5	$1.8	1.7%	$102.7
Percentage of net sales	77.2%	8.2%	69.0%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales as a percentage of net sales increased due primarily to a decrease in merchandise margin as a result of higher markdown rates in both the Wet Seal and Arden B divisions, as compared to the prior year, and the deleveraging effect on occupancy costs from the decline in comparable store sales.

Cost of sales dollars increased primarily due to higher markdowns, partially offset by the decline in sales, and an increase in occupancy cost as a result of the increase in number of stores.

Selling, general, and administrative expenses (SG&A)

13 Weeks Ended July 28, 2012	Change From Prior Fiscal Period	13 Weeks Ended July 30, 2011
($ in millions)
Selling, general, and administrative expenses	$41.4	$(0.3)	(0.8)%	$41.7
Percentage of net sales	30.6%	2.6%	28.0%

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

Selling expenses decreased approximately $1.2 million from the prior year to $31.5 million. As a percentage of net sales, selling expenses were 23.3% of net sales, or 130 basis points higher than a year ago.

The following contributed to the current year decrease in selling expenses:

•	A $1.1 million decrease in store payroll and benefits costs as a result of decreased sales volume and lower incentive bonuses;

•	A $0.5 million decrease in credit card fees due to a decline in average processing fees as a percent to sales;

•	A $0.3 million decrease in merchandise delivery costs due to merchandise handling efficiencies; and

•	A $0.2 million decrease in store supplies as a result of decreased sales volume.

However, the decreases in selling expenses were partially offset by the following increases:

•	A $0.6 million net increase in advertising and marketing expenditures;

•	A $0.2 million net increase in travel and meeting costs associated with additional field employee training; and

•	A $0.1 million net increase in other selling expenses.

General and administrative expenses increased approximately $0.9 million from the prior year, to $9.9 million. As a percentage of net sales, general and administrative expenses were 7.3%, or 130 basis points higher than in the prior year quarter.

The following contributed to the current year increase in general and administrative expenses:

•	$1.9 million in potential severance costs resulting from the departure of our previous chief executive officer (no severance agreement has yet been entered into);

•	A $0.4 million increase in corporate wages, primarily due to filled positions in various corporate functions;

•	A $0.1 million increase in computer maintenance costs; and

•	A $0.1 million increase in strategic consulting fees.

The increases in general and administrative expenses were partially offset by the following decreases:

•	A $0.8 million decrease in corporate bonuses based on a shortfall in our financial performance relative to bonus targets;

•	A $0.3 million decrease in stock based compensation;

•	A $0.3 million refund from a factoring company for merchandise vendors for adjustments to prior years’ payments;

•	A $0.1 million decrease in recruiting fees as the prior year included a portion of the costs for the relocation of our previous chief executive officer; and

•	A $0.1 million decrease in legal fees associated with various legal matters.

Asset impairment

	13 Weeks Ended July 28, 2012	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2011
	($ in millions)
Asset impairment	$9.0	$7.9	748.9%	$1.1
Percentage of net sales	6.6%		5.8%	0.8%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended July 28, 2012, and July 30, 2011, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $9.0 million and $1.1 million, respectively.

Interest (expense) income, net

	13 Weeks Ended July 28, 2012	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2011
	($ in millions)
Interest (expense) income, net	$(0.0)	$(0.0)	(0.0)%	$0.0
Percentage of net sales	0.0%		0.0%	0.0%

We generated interest expense, net, of less than $0.1 million in the 13 weeks ended July 28, 2012, primarily from the amortization of deferred financing costs, partially offset by earnings from investments in cash and cash equivalents, and we generated interest income, net, of less than $0.1 million in the 13 weeks ended July 30, 2011, primarily from earnings from investments in cash and cash equivalents and short-term investments, partially offset by amortization of deferred financing costs.

(Benefit) Provision for income taxes

	13 Weeks Ended July 28, 2012	Change From Prior Fiscal Period		13 Weeks Ended July 30, 2011
		($ in millions)
(Benefit) provision for income taxes	$(7.2)	$(8.3)	(725.1)%	$1.1

Our effective income tax rate for the 13 weeks ended July 28, 2012, was approximately 36.7%. We expect a 37.6% effective income tax rate for fiscal 2012. Our effective income tax rates reflect a $0.3 million write-off of certain deferred tax assets as a result of IRS adjustments from our recently closed IRS audits of our fiscal 2008 and 2009 tax years, which is discrete to the quarter ended July 28, 2012. We anticipate cash payment for income taxes for the fiscal year will be approximately $0.1 million, representing certain state income taxes. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash benefit for deferred income taxes.

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

Wet Seal:

(In thousands, except percentages, sales per square foot and number of stores)	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011
Net sales	$113,739	$125,033
Percentage of consolidated net sales	84%	84%
Comparable store sales percentage (decrease) increase compared to the prior year fiscal quarter	(11.0)%	6.2%
Operating (loss) income	$(8,579)	$10,280
Sales per square foot	$58	$65
Number of stores as of quarter end	468	460
Square footage as of quarter end	1,870	1,832

The comparable store sales decrease during the 13 weeks ended July 28, 2012, was due primarily to a decrease of 11.7% in comparable store average transactions, partially offset by an increase of 0.4% in comparable store average dollar sales per transaction. The increase in comparable store average dollar sales per transaction resulted from a 1.4% increase in units purchased per customer, partially offset by a 1.5% decrease in our average unit retail prices. The net sales decrease was attributable to the comparable store sales decline and a $0.5 million decrease in net sales in our e-commerce business, partially offset by the increase in the number of stores compared to the prior year.

Wet Seal incurred an operating loss of 7.5% of net sales during the 13 weeks ended July 28, 2012, compared to operating income of 8.2% of net sales during the 13 weeks ended July 30, 2011. The decrease in operating income, as a percentage of sales, was due primarily to a decrease in merchandise margin as a result of higher markdown rates and an increase in occupancy costs, in dollars and as a percentage of sales, due to the deleveraging effect of the decline in comparable store sales, compared to the prior year. Additionally, during the 13 weeks ended July 28, 2012, and July 30, 2011, operating (loss) income included asset impairment charges of $7.9 million and $0.6 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Arden B:

(In thousands, except percentages, sales per square foot and number of stores)	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011
Net sales	$21,522	$23,737
Percentage of consolidated net sales	16%	16%
Comparable store sales percentage decrease compared to the prior year fiscal quarter	(11.6)%	5.0%
Operating (loss) income	$(1,578)	$1,449
Sales per square foot	$75	$85
Number of stores as of quarter end	82	82
Square footage as of quarter end	254	253

The comparable store sales decrease during the 13 weeks ended July 28, 2012, was due to an 8.2% decrease in comparable store average transactions and a 3.7% decrease in comparable store average dollar sales per transaction. The decrease in the comparable store average dollar sales per transaction resulted from a 10.6% decrease in our average unit retail prices, partially offset by a 7.7% increase in units purchased per customer. The net sales decrease was attributable to the comparable sales decline, partially offset by a $0.1 million increase in net sales in our e-commerce business.

Arden B incurred an operating loss of 7.3% of net sales during the 13 weeks ended July 28, 2012, compared to operating income of 6.1% of net sales during the 13 weeks ended July 30, 2011. This decrease was due primarily to a decrease in merchandise margin as a result of higher markdown rates and an increase in occupancy costs, as a percentage of sales, due to the deleveraging effect of the decline in comparable store sales, compared to the prior year. Additionally, during the 13 weeks ended July 28, 2012 and July 30, 2011, operating loss included asset impairment charges of $1.1 million and $0.5 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Twenty-Six Weeks Ended July 28, 2012, Compared to Twenty-Six Weeks Ended July 30, 2011

Net sales

26 Weeks Ended July 28, 2012	Change From Prior Fiscal Period	26 Weeks Ended July 30, 2011
($ in millions)
Net sales	$283.2	$(21.6)	(7.1)%	$304.8
Comparable store sales decrease	(9.3)%

Net sales for the 26 weeks ended July 28, 2012, decreased primarily as a result of the following:

•

A decrease of 9.3% in comparable store sales resulting from an 11.3% decrease in comparable store average transactions, partially offset by a 2.0% increase in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction increased mainly due to a 4.3% increase in the number of units purchased per customer, partially offset by a 2.6% decrease in average unit retail prices; and

•	A decrease of $2.1 million in net sales for our e-commerce business as compared to the prior year, which is not a factor in calculating our comparable store sales.

The decrease in net sales was partially offset by an increase in number of stores open, from 542 stores as of July 30, 2011, to 550 stores as of July 28, 2012.

Cost of sales

26 Weeks Ended July 28, 2012	Change From Prior Fiscal Period	26 Weeks Ended July 30, 2011
($ in millions)
Cost of sales	$208.8	$3.5	1.7%	$205.3
Percentage of net sales	73.7%	6.4%	67.3%

Cost of sales as a percentage of net sales increased due primarily to a decrease in merchandise margin as a result of higher markdown rates in both the Wet Seal and Arden B divisions, as compared to the prior year, and the deleveraging effect on occupancy costs from the decline in comparable store sales.

Cost of sales dollars increased primarily due to higher markdowns, partially offset by the decline in sales, and an increase in occupancy cost as a result of the increase in number of stores.

Selling, general, and administrative expenses (SG&A)

26 Weeks Ended July 28, 2012	Change From Prior Fiscal Period	26 Weeks Ended July 30, 2011
($ in millions)
Selling, general, and administrative expenses	$81.8	$0.2	0.3%	$81.6
Percentage of net sales	28.9%	2.1%	26.8%

Selling expenses decreased approximately $1.3 million from the prior year to $62.7 million. As a percentage of net sales, selling expenses were 22.1% of net sales, or 110 basis points higher than a year ago.

The following contributed to the current year decrease in selling expenses:

•	A $1.0 million decrease in credit card fees due to a decline in average processing fees as a percent to sales;

•	A $0.8 million decrease in store payroll and benefits costs as a result of decreased sales volume and lower incentive bonuses;

•	A $0.3 million decrease in merchandise delivery costs due to merchandise handling efficiencies;

•	A $0.2 million decrease in bags and boxes usage as a result of decreased sales volume;

•	A $0.2 million decrease in security costs due to a decline in security system repairs; and

•	A $0.1 million decrease in store supplies as a result of decreased sales volume.

However, the decreases in selling expenses were partially offset by the following increases:

•	A $1.0 million net increase in advertising and marketing expenditures; and

•	A $0.3 million net increase in travel and meeting costs primarily associated with additional field employee training.

General and administrative expenses increased approximately $1.5 million from the prior year, to $19.1 million. As a percentage of net sales, general and administrative expenses were 6.8%, or 100 basis points higher than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•	$1.9 million in potential severance costs resulting from the departure of our previous chief executive officer (no severance agreement has yet been entered into);

•	A $0.8 million increase in corporate wages, primarily due to filled positions in various corporate functions;

•	A $0.3 million increase in loss on asset disposals due to the disposition of software development costs related to an e-commerce platform and social media game which we are no longer pursuing;

•	A $0.1 million increase in legal fees associated with various legal matters;

•	A $0.1 million increase in audit fees due to the timing of services performed as compared to the prior year;

•	A $0.1 million increase in computer maintenance costs; and

•	A $0.1 million increase in strategic consulting fees.

The increases in general and administrative expenses were partially offset by the following decreases:

•	A $1.1 million decrease in corporate bonuses based on a shortfall in our financial performance relative to bonus targets;

•	A $0.3 million refund from a factoring company for merchandise vendors for adjustments to prior years’ payments;

•

A $0.3 million decrease in recruiting fees as the prior year included a portion of the costs for our searches and relocation costs for our previous chief executive office and our president and chief operating officer; and

•	A $0.2 million net decrease in other general and administrative expenses.

Asset impairment

	26 Weeks Ended July 28, 2012	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2011
	($ in millions)
Asset impairment	$12.6	$11.3	855.9%	$1.3
Percentage of net sales	4.5%		4.1%	0.4%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 26 weeks ended July 28, 2012, and July 30, 2011, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $12.6 million and $1.3 million, respectively.

Interest (expense) income, net

	26 Weeks Ended July 28, 2012	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2011
	($ in millions)
Interest (expense) income, net	$(0.0)	$(0.0)	0.0%	$0.0
Percentage of net sales	(0.0)%		(0.0)%	0.0%

We generated interest expense, net, of less than $0.1 million in the 26 weeks ended July 28, 2012, primarily from the amortization of deferred financing costs, partially offset by earnings from investments in cash and cash equivalents, and we generated interest income, net, of less than $0.1 million in the 26 weeks ended July 30, 2011, primarily from earnings from investments in cash and cash equivalents and short-term investments, partially offset by amortization of deferred financing costs.

(Benefit) Provision for income taxes

	26 Weeks Ended July 28, 2012	Change From Prior Fiscal Period		26 Weeks Ended July 30, 2011
		($ in millions)
(Benefit) Provision for income taxes	$(7.4)	$(13.9)	(213.4)%	$6.5

Our effective income tax rate for the 26 weeks ended July 28, 2012, was approximately 36.8%. We expect a 37.6% effective income tax rate for fiscal 2012. Our effective income tax rates reflect a $0.3 million write-off of certain deferred tax assets as a result of IRS adjustments from our recently closed IRS audits of our fiscal 2008 and 2009 tax years. We anticipate cash payment for income taxes for the fiscal year will be approximately $0.1 million, representing certain state income taxes. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash benefit for deferred income taxes.

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

Wet Seal:

(In thousands, except percentages, sales per square foot and number of stores)	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
Net sales	$239,914	$256,086
Percentage of consolidated net sales	85%	84%
Comparable store sales percentage (decrease) increase compared to the prior year fiscal quarter	(8.9)%	7.3%
Operating income	$745	$29,094
Sales per square foot	$122	$134
Number of stores as of quarter end	468	460
Square footage as of quarter end	1,870	1,832

The comparable store sales decrease during the 26 weeks ended July 28, 2012, was due primarily to a decrease of 11.1% in comparable store average transactions, partially offset by an increase of 2.2% in comparable store average dollar sales per transaction. The increase in comparable store average dollar sales per transaction resulted from a 3.8% increase in units purchased per customer, partially offset by a 2.1% decrease in our average unit retail prices. The net sales decrease was attributable to the comparable store sales decline and a $1.3 million decrease in net sales in our e-commerce business, partially offset by the increase in the number of stores compared to the prior year.

Wet Seal’s operating income decreased to 0.3% of net sales during the 26 weeks ended July 28, 2012, from 11.4% of net sales during the 26 weeks ended July 30, 2011. The decrease in operating income, as a percentage of sales, was due primarily to a decrease in merchandise margin as a result of higher markdown rates and an increase in occupancy costs due to the deleveraging effect of the decline in comparable store sales. Additionally, during the 26 weeks ended July 28, 2012, and July 30, 2011, operating income included asset impairment charges of $10.6 million and $0.8 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Arden B:

(In thousands, except percentages, sales per square foot and number of stores)	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
Net sales	$43,292	$48,724
Percentage of consolidated net sales	15%	16%
Comparable store sales percentage (decrease) increase compared to the prior year fiscal quarter	(11.5)%	2.4%
Operating (loss) income	$(2,882)	$4,014
Sales per square foot	$150	$171
Number of stores as of quarter end	82	82
Square footage as of quarter end	254	253

The comparable store sales decrease during the 26 weeks ended July 28, 2012, was due to a 12.9% decrease in comparable store average transactions, partially offset by a 1.5% increase in comparable store average dollar sales per transaction. The increase in the comparable store average dollar sales per transaction resulted from a 9.0% increase in units purchased per customer, partially offset by a 6.8% decrease in our average unit retail prices. The net sales decrease was attributable to the comparable sales decline and a $0.8 million decrease in net sales in our e-commerce business, as compared to the prior year.

Arden B incurred an operating loss of 6.7% of net sales during the 26 weeks ended July 28, 2012, compared to operating income of 8.2% of net sales during the 26 weeks ended July 30, 2011. This decrease was due primarily to a decrease in merchandise margin as a result of higher markdown rates and an increase in occupancy costs due to the deleveraging effect of the decline in comparable store sales. Additionally, during the 26 weeks ended July 28, 2012, and July 30, 2011, operating (loss) income included asset impairment charges of $2.0 million and $0.5 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.1 million for the 26 weeks ended July 28, 2012, compared to net cash provided by operating activities of $27.0 million for the same period last year. For the 26 weeks ended July 28, 2012, cash provided by operating activities was comprised of net non-cash charges and credits, primarily depreciation and amortization, asset impairment, stock-based compensation and benefit for deferred income taxes, of $17.1 million, and a nominal net source of cash from changes in other operating assets and liabilities, partially offset by a net loss of $12.6 million and an increase in merchandise inventories over the increase of merchandise payables of $3.4 million. For the 26 weeks ended July 28, 2012, net cash used in investing activities of $11.6 million was comprised of capital expenditures, primarily for the construction of new Wet Seal stores, remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations, and investment in the network infrastructure within our corporate offices. Capital expenditures that remain unpaid as of July 28, 2012, have increased $2.3 million since the end of fiscal 2011. We expect to pay nearly all of the total balance of such amounts payable of $3.6 million during the third quarter of fiscal 2012.

We estimate that, in fiscal 2012, capital expenditures will be between $22 million and $24 million, of which approximately $16 million to $17 million is expected to be for the remodeling and/or relocation of existing Wet Seal and Arden B stores upon lease renewals and the construction of new Wet Seal stores. We anticipate receiving approximately $2 million in tenant improvement allowances from landlords, resulting in net capital expenditures of between $20 million and $22 million.

For the 26 weeks ended July 28, 2012, net cash used in financing activities was $0.2 million, comprised of $0.2 million used to repurchase 67,247 shares of our Class A common stock to satisfy employee withholding tax obligations, slightly offset by less than $0.1 million of proceeds from the exercise of stock options.

Total cash and cash equivalents at July 28, 2012, was $146.5 million compared to $157.2 million at January 28, 2012. Due to the timing of the second quarter end date, we had not yet paid $9.6 million of our August rents and other landlord costs at that time. Typically, we have made such payments as of the fiscal quarter-end date.

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

At July 28, 2012, the amount outstanding under the Facility consisted of $3.8 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit. At July 28, 2012, we had $29.7 million available for cash advances and/or for the issuance of additional letters of credit, and we were in compliance with all covenant requirements under the Facility.

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

We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through fiscal 2011 as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced, and volatile fuel costs. Our business could be affected by similar cost pressures in the future and the rising value of the currency in China relative to the U.S. dollar may also have an impact on future product costs. In response to cost increases, we seek to leverage our large vendor base to lower costs and closely manage promotional strategies to mitigate the impact on merchandise margin levels. We will continue to diligently monitor our costs as well as the competitive pricing environment in order to control margin erosion and ensure we continue to offer fashion at a value. However, our margins have been and may continue to be adversely affected and we cannot be certain that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

As of July 28, 2012, we are not a party to any off-balance sheet arrangements, except for operating lease and purchase obligations as referenced in our Form 10-K for the fiscal year ended January 28, 2012, under “Commitments and Contingencies” and “Other Off-Balance Sheet Arrangements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At July 28, 2012, no borrowings were outstanding under the Facility. At July 28, 2012, the weighted average interest rate on borrowings under the Facility was 1.333%. Based upon a sensitivity analysis as of July 28, 2012, if we had average outstanding borrowings of $1 million during second quarter of fiscal 2012, a 50 basis point increase in interest rates would have resulted in an increase in interest expense of approximately $1,250 for the second quarter of fiscal 2012.

As of July 28, 2012, we are not a party to any derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10.0% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of July 28, 2012, would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our co-principal executive officers and principal financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 28, 2012.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 28, 2012, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. On July 25, 2012, the Court of Appeals dismissed Plaintiffs’ appeal. Plaintiffs’ counsel has forty days from July 25, 2012, to file a petition for appeal to the California Supreme Court. As of July 28, 2012, we have accrued an amount equal to the settlement amount, plus $0.1 million in settlement administration fees, in accrued liabilities in our condensed consolidated balance sheet.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us from May 22, 2003 through the present. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and Wage Orders of the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification and Motion For Leave to File An Amended Complaint. Plaintiffs have appealed both orders. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us from September 29, 2004 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On August 16, 2011, the court denied Plaintiffs’ Motion for Class Certification. Plaintiffs have appealed. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by us against our employees. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. In April 2010, the EEOC filed an application to enforce the subpoena in the U.S. District Court for the Eastern District of Pennsylvania, and is in the process of a nationwide investigation. We are awaiting the results of the investigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On February 3, 2012, the court granted our motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted our motion to compel arbitration. On July 18, 2012, we received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed commencement with their employment with us. Plaintiffs allege that our arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against us. The NLRB is investigating these charges, however, the Court has already found that the arbitration agreements are enforceable and declined to follow the NLRB’s ruling in In re D.R. Horton, Inc. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

On October 27, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees who were employed in California during the time period from October 27, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On April 2, 2012, the court granted our motion to compel arbitration and to enforce the class action waiver in the arbitration agreement between the Plaintiff and us. The Plaintiff filed a stipulated motion to amend her complaint and agreed to dismiss with prejudice all individual claims subject to arbitration. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of our current and former African American retail store employees. We were named as a defendant. The complaint alleges various violations under 42 U.S.C. § 1981, including allegations that we engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs are also alleging retaliation. Plaintiffs are seeking reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys’ fees, and interest. We are vigorously defending this litigation and are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims, we have insurance to cover a portion of such losses. However, certain matters may exist or arise for which we do not have insurance coverage and which could have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factors represent additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

We have recorded asset impairment charges in the past and we may record material asset impairment charges in the future.

At least quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. If we determine that the carrying value of long-lived assets is not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during the 26 weeks ended July 28, 2012, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded a non-cash charge of $12.6 million during the 26 weeks ended July 28, 2012 within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values. In the future, we may determine that we are not able to achieve our projected growth rates and cash flows, strategic initiatives currently being implemented have not resulted in significant improvements to our performance, or the carrying value of our long-lived assets may not be recoverable, particularly in light of the recent declines in our comparable store sales and merchandise margin and our recent operating losses. As a result, we may determine that additional impairment charges are required. In the event we record impairment charges, this could have a material adverse effect on our results of operations.

We may incur significant costs and face other risks associated with the departure of our former chief executive officer and our effort to attract a new chief executive officer for our company.

On July 23, 2012, we announced the departure of our former chief executive officer. We have accrued $1.9 million of potential severance costs resulting from the departure of our former chief executive officer. However, as of the date of this report, we have not entered into a severance agreement with her. If we enter into such an agreement, we may incur severance costs in excess of the amount of the accrual. In addition, our Board of Directors has hired a leading executive recruiter, Korn/Ferry International, to assist in its search for a new chief executive officer. We may incur significant costs to attract a new chief executive officer and we cannot assure you we will be able to appoint a new chief executive officer in a timely manner. If we appoint a new chief executive officer, we anticipate that we will experience a transition period before the new chief executive officer is fully integrated into his or her new roles. During the time we search for a new chief executive officer and the transition period after any such person is hired, we may experience a disruption to our customer relationships, employee morale and/or business.

We may continue to experience declines in comparable store sales, and there can be no guarantee that the strategic initiatives we are implementing to improve our results will be successful.

During the 13 and 26 weeks ended July 28, 2012, our comparable store sales declined by 11.1% and 9.3%, respectively. We are taking steps to return to our core expertise of fast fashion merchandising which long supported success at our Company in the past. See “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Trends and Outlook” and “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Employee Retention Plan.” However, there can be no guarantee that our financial results will improve and, if they do, there can be no guarantee as to the timing, duration or significance of such improvement.

We face risks related to claims and legal proceedings, which could have a material adverse effect on our results of operations or financial condition.

From time to time, we are subject to various claims and legal proceedings, including, without limitation, those arising or allegedly arising out of wage and hour claims, discrimination claims and other claims under labor laws. For example, we are currently subject to the legal proceedings described under “Part II. Other Information – Item 1. Legal Proceedings.” The claims and legal proceedings to which we are or may become subject could involve large damages or settlements and significant defense costs. We maintain insurance to cover a portion of the losses associated with settlements and adverse judgments, but those losses could exceed the scope of the coverage in effect, or coverage of particular claims or legal proceedings could be unavailable or denied. As a result, certain claims and legal proceedings may exist or arise for which we do not have insurance coverage and which could have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Form of Restricted Stock Award Agreement for Directors.

31.1	Certification filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Wet Seal, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Unaudited), (v) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC.
(REGISTRANT)

Date: August 24, 2012	By:	/s/ Ken Seipel
Ken Seipel
President and Chief Operating Officer

Date: August 24, 2012	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer