Form 10-Q
period 2012-10-27
WET SEAL INC
filed 2012-11-21
CIK 863456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at November 19, 2012, was 89,610,534. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at November 19, 2012.

THE WET SEAL, INC.

FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets (Unaudited) as of October 27, 2012, January 28, 2012, and October 29, 2011	2
	Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended October 27, 2012, and October 29, 2011	3
	Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the 13 and 39 Weeks Ended October 27, 2012, and October 29, 2011	4
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the 39 Weeks Ended October 27, 2012, and October 29, 2011	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended October 27, 2012, and October 29, 2011	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36
SIGNATURES		37

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

THE WET SEAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 27, 2012	January 28, 2012	October 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,343	$157,185	$106,205
Short-term investments	—	—	25,056
Income tax receivables	660	200	—
Other receivables	1,462	1,445	3,081
Merchandise inventories	46,193	31,834	43,148
Prepaid expenses and other current assets	5,669	4,570	15,135
Deferred tax assets	20,133	20,133	19,649

Total current assets	200,460	215,367	212,274

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	102,462	123,066	124,339
Furniture, fixtures and equipment	66,512	79,159	80,148

	168,974	202,225	204,487
Less accumulated depreciation and amortization	(95,146)	(113,901)	(110,498)

Net equipment and leasehold improvements	73,828	88,324	93,989

OTHER ASSETS:
Deferred tax assets	41,766	23,780	25,395
Other assets	3,069	3,062	3,046

Total other assets	44,835	26,842	28,441

TOTAL ASSETS	$319,123	$330,533	$334,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$28,128	$18,520	$22,898
Accounts payable – other	13,369	8,269	11,409
Accrued liabilities	24,000	25,096	21,673
Current portion of deferred rent	2,456	2,561	3,222

Total current liabilities	67,953	54,446	59,202

LONG-TERM LIABILITIES:
Deferred rent	33,378	33,091	33,757
Other long-term liabilities	1,820	1,924	1,669

Total long-term liabilities	35,198	35,015	35,426

Total liabilities	103,151	89,461	94,628

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 90,072,035 shares issued and 89,727,234 outstanding at October 27, 2012; 90,660,347 shares issued and 90,419,469 shares outstanding at January 28, 2012; and 90,660,347 shares issued and 90,642,957 shares outstanding at October 29, 2011	9,007	9,066	9,066
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	240,712	239,000	238,175
Accumulated deficit	(33,671)	(6,250)	(7,373)
Treasury stock, 344,801 shares, 240,878 shares, and 17,390 shares, at cost, at October 27, 2012, January 28, 2012, and October 29, 2011, respectively	(72)	(740)	(77)
Accumulated other comprehensive (loss) income	(4)	(4)	285

Total stockholders’ equity	215,972	241,072	240,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,123	$330,533	$334,704

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$135,537	$152,135	$418,743	$456,945
Cost of sales	109,492	105,781	318,293	311,069

Gross margin	26,045	46,354	100,450	145,876
Selling, general, and administrative expenses	44,405	39,492	126,215	121,047
Asset impairment	6,456	733	19,035	2,049

Operating (loss) income	(24,816)	6,129	(44,800)	22,780

Interest income	35	57	108	195
Interest expense	(45)	(41)	(136)	(128)

Interest (expense) income, net	(10)	16	(28)	67

(Loss) income before (benefit from) provision for income taxes	(24,826)	6,145	(44,828)	22,847
(Benefit from) provision for income taxes	(10,047)	2,397	(17,407)	8,888

Net (loss) income	$(14,779)	$3,748	$(27,421)	$13,959

Net (loss) income per share, basic	$(0.17)	$0.04	$(0.31)	$0.14

Net (loss) income per share, diluted	$(0.17)	$0.04	$(0.31)	$0.14

Weighted-average shares outstanding, basic	88,877,993	88,146,378	88,650,011	94,265,017

Weighted-average shares outstanding, diluted	88,877,993	88,244,855	88,650,011	94,351,425

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net (loss) income	$(14,779)	$3,748	$(27,421)	$13,959
Other comprehensive loss:
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	(2)	—	(5)

Total other comprehensive loss	—	(2)	—	(5)

Comprehensive (loss) income	$(14,779)	$3,746	$(27,421)	$13,954

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 28, 2012	90,660,347	$9,066	—	$—	$239,000	$(6,250)	$(740)	$(4)	$241,072
Net loss	—	—	—	—	—	(27,421)	—	—	(27,421)
Stock issued pursuant to long-term incentive plans	651,367	65	—	—	(65)	—	—	—	—
Stock-based compensation	—	—	—	—	2,596	—	—	—	2,596
Exercise of stock options	6,001	1	—	—	18	—	—	—	19
Repurchase of common stock	—	—	—	—	—	—	(294)	—	(294	) )
Retirement of treasury stock	(1,245,680)	(125)	—	—	(837)	—	962	—	—

Balance at October 27, 2012	90,072,035	$9,007	—	$—	$240,712	$(33,671)	$(72)	$(4)	$215,972

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 29, 2011	113,736,844	$11,374	—	$—	$323,324	$(21,332)	$(37,963)	$290	$275,693
Net income	—	—	—	—	—	13,959	—	—	13,959
Stock issued pursuant to long-term incentive plans	831,388	83	—	—	(83)	—	—	—	—
Stock-based compensation	—	—	—	—	3,172	—	—	—	3,172
Amortization of stock payment in lieu of rent	—	—	—	—	46	—	—	—	46
Exercise of stock options	334,334	33	—	—	1,038	—	—	—	1,071
Repurchase of common stock	—	—	—	—	—	—	(53,860)	—	(53,860)
Retirement of treasury stock	(24,242,219)	(2,424)	—	—	(89,322)	—	91,746	—	—
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(5)	(5)

Balance at October 29, 2011	90,660,347	$9,066	—	$—	$238,175	$(7,373)	$(77)	$285	$240,076

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(27,421)	$13,959
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,531	14,427
Amortization of premium on investments	—	634
Amortization of deferred financing costs	81	75
Amortization of stock payment in lieu of rent	—	46
Loss on disposal of equipment and leasehold improvements	550	120
Asset impairment	19,035	2,049
Deferred income taxes	(17,986)	7,860
Stock-based compensation	2,596	3,172
Changes in operating assets and liabilities:
Income tax receivables	(460)	—
Other receivables	(17)	(1,140)
Merchandise inventories	(14,359)	(9,812)
Prepaid expenses and other current assets	(1,180)	(2,559)
Other non-current assets	(7)	(118)
Accounts payable and accrued liabilities	11,767	(878)
Income taxes payable	—	(60)
Deferred rent	182	2,741
Other long-term liabilities	(104)	(99)

Net cash (used in) provided by operating activities	(13,792)	30,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(16,775)	(21,785)
Proceeds from maturity of marketable securities	—	25,000

Net cash (used in) provided by investing activities	(16,775)	3,215

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	19	1,071
Repurchase of common stock	(294)	(53,860)

Net cash used in financing activities	(275)	(52,789)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,842)	(19,157)
CASH AND CASH EQUIVALENTS, beginning of period	157,185	125,362

CASH AND CASH EQUIVALENTS, end of period	$126,343	$106,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$57	$53
Income taxes	$865	$1,996
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Retirement of treasury shares	$962	$91,746
Purchase of equipment and leasehold improvements unpaid at end of period	$3,366	$4,256
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$—	$(5)

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 27, 2012, and October 29, 2011

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and Recently Adopted Accounting Pronouncements

Basis of Presentation

The information set forth in these condensed consolidated financial statements as of October 27, 2012, and for the 13 and 39 weeks ended October 27, 2012, and October 29, 2011 (collectively, the “Interim Financial Statements”), are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in The Wet Seal, Inc. (the “Company”) annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

In the opinion of management, the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013.

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

The Company’s quarterly evaluation of store assets includes consideration of current and historical performance and projections of future profitability. The profitability projections rely upon estimates made by the Company’s management, including store-level sales, gross margins, and direct expenses, and, by their nature, include judgments about how current strategic initiatives will impact future performance.

The Company’s financial performance in the first three quarters of fiscal 2012 declined more than was projected by the Company’s management in past impairment analyses, which resulted in asset impairment charges each quarter since the beginning of fiscal 2012. Each period reflected the Company’s best estimate at the time. If the Company is not able to achieve its projected key financial metrics, and strategic initiatives being implemented do not result in significant improvements in the Company’s current financial performance trend, the Company would incur additional impairment of assets in the future.

The Company’s evaluations during the 13 and 39 weeks ended October 27, 2012, and October 29, 2011, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, the Company recorded the following non-cash charges related to its retail stores within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(In thousands)
Aggregate carrying value of all long-lived assets impaired	$6,456	$733	$19,313	$2,049
Less: Impairment charges	(6,456)	(733)	(19,035)	(2,049)

Aggregate fair value of all long-lived assets impaired	$—	$—	$278	$—

Number of stores with asset impairment	29	3	80	9

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 27, 2012, and October 29, 2011

(Unaudited)

NOTE 1 – Basis of Presentation, Significant Accounting Policies, and Recently Adopted Accounting Pronouncements

Basis of Presentation (Continued)

The long-lived assets disclosed above that were written down to their respective fair values consisted of leasehold improvements, furniture, fixtures and equipment. Based on historical operating performance and the projected outlook for these stores, the Company believes that the remaining asset values of approximately $0.3 million for the 39 weeks ended October 27, 2012, are recoverable.

Income Taxes

The Company has approximately $75.9 million of federal net operating loss (“NOL”) carry forwards available to offset taxable income in fiscal 2012 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code. The Company’s effective income tax rates for the 13 and 39 weeks ended October 27, 2012, were 40.5% and 38.8%, respectively. The Company expects a 38.8% effective income tax rate for fiscal 2012. The Company’s effective income tax rates reflect a $0.3 million write-off of certain deferred tax assets in the fiscal 2012 second quarter as a result of IRS adjustments from the Company’s recently closed IRS audit of its fiscal 2008 and 2009 tax years and $0.3 million for tax credits taken on the Company’s fiscal 2011 tax return in the fiscal 2012 third quarter, which are discrete items. The Company anticipates cash payment for income taxes for the fiscal year will be approximately $0.1 million, representing certain state income taxes. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash benefit for deferred income taxes.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance on the application of fair value accounting where its use is already required or permitted by other standards within U.S. GAAP. This guidance changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements. This guidance became effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance, which did not significantly impact the Company’s condensed consolidated financial statements.

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

NOTE 2 – Stock-Based Compensation

The Company had one stock incentive plan under which shares were available for grant at October 27, 2012: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of October 27, 2012; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”

The 2005 Plan permits the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 27, 2012, and October 29, 2011

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. An aggregate of 22,669,528 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of October 27, 2012, 3,977,081 shares were available for future grants.

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

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility	46.47%	54.00%	48.58%	54.00%
Risk-Free Interest Rate	0.47%	0.51%	0.48%	0.96%
Expected Life of Options (in Years)	3.3	3.3	3.3	3.3

The Company recorded compensation expense of $0.2 million, $1.0 million, $0.3 million and $0.8 million, or less than $0.01, $0.01, less than $0.01 and less than $0.01 per basic and diluted share, related to stock options outstanding during the 13 and 39 weeks ended October 27, 2012, and October 29, 2011, respectively. The expense for the 39 weeks ended October 27, 2012, reflects a $0.4 million charge for vesting acceleration resulting from the departure of the Company’s previous chief executive officer.

At October 27, 2012, there was $1.0 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 1.7 years, representing the remaining vesting periods of such options through fiscal 2015.

The following table summarizes the Company’s stock option activities with respect to its Plans for the 39 weeks ended October 27, 2012, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2012	3,474,204	$4.64
Granted	125,000	$3.10
Exercised	(6,001)	$3.15
Canceled	(1,003,738)	$5.62

Outstanding at October 27, 2012	2,589,465	$4.20	2.21	$8
Vested and expected to vest in the future at October 27, 2012	2,452,317	$4.22	2.11	$7
Exercisable at October 27, 2012	1,723,349	$4.42	1.39	$4

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 27, 2012, and October 29, 2011

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

Options vested and expected to vest in the future is comprised of all options outstanding at October 27, 2012, net of estimated forfeitures. Additional information regarding stock options outstanding as of October 27, 2012, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of October 27, 2012	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of October 27, 2012	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 2.74	27,500	3.64	$2.57	7,500	$2.26
2.77 - 4.19	2,132,299	2.27	$3.70	1,342,853	$3.68
4.26 - 6.82	211,666	3.33	$4.91	154,996	$5.08
8.00 - 11.49	218,000	0.42	$8.61	218,000	$8.61

$ 1.81 - $11.49	2,589,465	2.21	$4.20	1,723,349	$4.42

The weighted-average grant-date fair value of options granted during the 13 and 39 weeks ended October 27, 2012, and October 29, 2011, was $0.94, $1.08, $1.61 and $1.55, respectively. The total intrinsic value for options exercised during the 39 weeks ended October 27, 2012, and during the 13 and 39 weeks ended October 29, 2011, was less than $0.1 million, $0.2 million and $0.5 million, respectively.

Cash received from option exercises under all Plans for the 39 weeks ended October 27, 2012, and October 29, 2011, was less than $0.1 million and $1.1 million, respectively. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.

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

During the 39 weeks ended October 27, 2012, and October 29, 2011, the Company granted 401,370 and 431,388 shares, respectively, of restricted common stock to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during the 39 weeks ended October 27, 2012, and October 29, 2011, was $3.22 and $3.87 per share, respectively. The Company recorded approximately $0.4 million, $1.7 million, $0.4 million and $1.0 million of compensation expense related to outstanding shares of restricted common stock during the 13 and 39 weeks ended October 27, 2012, and October 29, 2011, respectively. The expense for the 39 weeks ended October 27, 2012 reflects a $0.6 million charge for vesting acceleration resulting from the departure of the Company’s previous chief executive officer. During the 13 weeks ended October 27, 2012, the Company granted 249,997 shares of restricted common stock to certain board members for additional services to be provided. However, the board subsequently rescinded and cancelled such grants during the 13 weeks ended October 27, 2012, resulting in no financial statement impact during the period.

During the 39 weeks ended October 29, 2011, the Company granted 400,000 performance shares under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during the 39 weeks ended October 29, 2011, which included consideration of the probability of such shares vesting, was $3.08 per share, respectively. The Company recorded compensation expense (benefit) of approximately $0.1 million and $(0.1) million and compensation expense of approximately $0.5 million and $1.4 million during the 13 and 39 weeks ended October 27, 2012, and October 29, 2011, respectively, related to performance shares. The compensation benefits during the 39 weeks ended October 27, 2012, was due to the forfeiture of performance shares as a result of the departure of the Company’s previous chief executive officer.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 27, 2012, and October 29, 2011

(Unaudited)

NOTE 2 – Stock-Based Compensation (Continued)

The fair value of nonvested restricted common stock awards is equal to the closing trading price of the Company’s Class A common stock on the grant date. The fair value of nonvested performance shares is determined based on a number of factors, including the closing trading price of the Company’s Class A common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for the 39 weeks ended October 27, 2012:

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 28, 2012	2,105,112	$3.16
Granted	651,367	$3.22
Vested	(774,080)	$3.65
Forfeited	(1,181,935)	$2.81

Nonvested at October 27, 2012	800,464	$3.43

The fair value of restricted common stock and performance shares that vested during the 39 weeks ended October 27, 2012, was $2.4 million. During the 39 weeks ended October 27, 2012, upon vesting of restricted common stock and performance shares, certain employees tendered 91,848 shares of our Class A common stock to satisfy employee withholding tax obligations of approximately $0.3 million.

Effective August 16, 2012, the Company retired 1,245,680 shares of its Class A common stock held in treasury. In accordance with Delaware law and the terms of the Company’s certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.

At October 27, 2012, there was $1.8 million of total unrecognized compensation expense related to nonvested restricted common stock and performance shares under the Company’s share-based payment plans, of which $1.4 million relates to restricted common stock and $0.4 million relates to performance shares. That cost is expected to be recognized over a weighted-average period of 1.3 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.

The following table summarizes stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Cost of sales	$86	$98	$221	$189
Selling, general, and administrative expenses	519	1,114	2,375	2,983

Stock-based compensation	$605	$1,212	$2,596	$3,172

NOTE 3 – Senior Revolving Credit Facility

On February 3, 2011, the Company renewed, via amendment and restatement, its $35.0 million senior revolving credit facility with its existing lender (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in February 2016. Under the Facility, the Company is subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including, under certain circumstances, covenants limiting the ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, repurchase its Class A common stock, close stores, and dispose of assets, without the lender’s consent. The ability of the Company to borrow and request the issuance of letters of credit is subject to the requirement that the Company maintain an excess of the borrowing base over the outstanding credit extensions of the greater of 10% of the aggregate amount of the Facility or $4.0 million. The annual interest rate on the revolving line of credit under the Facility is (i) the higher of the lender’s prime rate, the Federal funds rate plus 0.5% or the one month London InterBank Offered Rate (LIBOR) plus 1.0%, collectively referred to as the “Base Rate”, plus the applicable margin ranging from 0.5% to 1.0% or, (ii) if the Company elects, either the one, two, three or six months LIBOR plus a margin ranging from 1.5% to 2.0%. The applicable Base Rate or LIBOR margin is based on the level of average excess availability, as defined under the Facility, at the time of election, as adjusted quarterly. The Company also incurs fees

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 27, 2012, and October 29, 2011

(Unaudited)

NOTE 3 – Senior Revolving Credit Facility (Continued)

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

At October 27, 2012, the amount outstanding under the Facility consisted of $6.2 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit, and the Company had $27.3 million available under the Facility for cash advances and/or the issuance of additional letters of credit.

At October 27, 2012, the Company was in compliance with all covenant requirements related to the Facility.

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount at October 27, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$126,343	$21,992	$104,351	$—
Long-term tenant allowance receivables	938	—	—	938

	Carrying Amount at January 28, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$157,185	$62,881	$94,304	$—
Long-term tenant allowance receivables	875	—	—	875

	Carrying Amount at October 29, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$106,205	$11,916	$94,289	$—
Short-term investments	25,056	—	25,059	—
Long-term tenant allowance receivables	855	—	—	855

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 27, 2012, and October 29, 2011

(Unaudited)

NOTE 4 – Fair Value Measurements and Disclosures (Continued)

Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. Certain money market funds are valued through the use of quoted market prices and are represented as Level 1. Other money market funds are valued at $1, which is generally the net asset value of these funds, and are represented at Level 2. Units are redeemable on a daily basis and redemption requests generally can be received the same day as the effective date. The Company’s short-term investments consisted of interest-bearing corporate bonds that were guaranteed by the U.S. Government under the Temporary Liquidity Guarantee Program, had maturities that were less than one year and were carried at amortized cost plus accrued income. Short-term investments were carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s short-term investments was determined based on quoted prices for similar instruments in active markets. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the long-term tenant allowance receivables was determined by discounting them to present value using an incremental borrowing rate of 9.26%, at the time of recording, over their five year collection period. The long-term tenant allowance receivables are included in other assets within the condensed consolidated balance sheets.

On a non-recurring basis, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs consisting of, but not limited to, projected sales growth, estimated gross margins, projected operating costs and an estimated weighted-average cost of capital rate. During the 13 and 39 weeks ended October 27, 2012, and October 29, 2011, the Company recorded $6.5 million, $19.0 million, $0.7 million and $2.0 million of impairment charges in the accompanying condensed consolidated statements of operations. Refer to Note 1, “Basis of Presentation, Significant Accounting Policies, and Recently Adopted Accounting Pronouncements.”

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

While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the 13 and 39 weeks ended October 27, 2012, the Company incurred a net loss and there is no dilutive effect of any unvested share-based payment awards. For the 13 and 39 weeks ended October 29, 2011, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

The two-class method requires allocation of undistributed earnings per share between the common stock and unvested share-based payment awards based on the dividend and other distribution participation rights under each of these securities.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 27, 2012, and October 29, 2011

(Unaudited)

NOTE 5 – Net (Loss) Income Per Share (Continued)

The following table summarizes the allocation of undistributed earnings among common stock and other participating securities using the two-class method and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended
	October 27, 2012			October 29, 2011
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net (loss) income per share, basic:
Net (loss) income	$(14,779)			$3,748
Less: Undistributed earnings allocable to participating securities	—			(107)

Net (loss) income per share, basic	$(14,779)	88,877,993	$(0.17)	$3,641	88,146,378	$0.04

Net (loss) income per share, diluted:
Net (loss) income	$(14,779)			$3,748
Less: Undistributed earnings allocable to participating securities	—			(106)
Effect of dilutive securities		—			98,477

Net (loss) income per share, diluted	$(14,779)	88,877,993	$(0.17)	$3,642	88,244,855	$0.04

	39 Weeks Ended
	October 27, 2012			October 29, 2011
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net (loss) income per share, basic:
Net (loss) income	$(27,421)			$13,959
Less: Undistributed earnings allocable to participating securities	—			(359)

Net (loss) income per share, basic	$(27,421)	88,650,011	$(0.31)	$13,600	94,265,017	$0.14

Net (loss) income per share, diluted:
Net (loss) income	$(27,421)			$13,959
Less: Undistributed earnings allocable to participating securities	—			(358)
Effect of dilutive securities		—			86,408

Net (loss) income per share, diluted	$(27,421)	88,650,011	$(0.31)	$13,601	94,351,425	$0.14

The computations of net (loss) income per share, diluted, excluded the following potentially dilutive securities exercisable into Class A common stock for the 13 and 39 weeks ended October 27, 2012, and October 29, 2011, respectively, because their effect would not have been dilutive.

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Stock options outstanding	2,592,016	2,598,282	2,592,419	2,466,663
Performance shares and nonvested restricted stock awards	838,225	2,588,704	1,560,491	2,485,530

Total	3,430,241	5,186,986	4,152,910	4,952,193

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 27, 2012, and October 29, 2011

(Unaudited)

NOTE 6 – Commitments and Contingencies

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. On July 25, 2012, the Court of Appeals dismissed Plaintiffs’ appeal. In mid-September 2012, the Company paid approximately $0.3 million to settle the matter plus $0.1 million in settlement administration fees.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 22, 2003 through the present. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and Wage Orders of the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification and Motion For Leave to File An Amended Complaint. Plaintiffs appealed both orders. On April 4, 2012, the Court of Appeal affirmed the trial court’s denial of class certification and leave to amend the complaint. On September 11, 2012, the matter was transferred to a new judge in the lower court. There are currently only the four named plaintiffs in the lawsuit. A trial date has been set for June 3, 2013. The Company is vigorously defending this litigation and is unable to predict the likely outcome. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s results of operations or financial condition.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On August 16, 2011, the court denied Plaintiffs’ Motion for Class Certification. Plaintiffs appealed and, on October 12, 2012, the California Court of Appeals affirmed the lower court’s ruling. The Company is vigorously defending this litigation and is unable to predict the likely outcome. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s results of operations or financial condition.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by the Company against employees of the Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. On November 14, 2012, the Company reached resolution with the EEOC and several of the individual complainants that concludes the EEOC’s investigation. The Company has accrued approximately $0.5 million for settlements with some of the individual complainants. The Company also agreed to programmatic initiatives that are consistent with the Company’s diversity plan. The Company will report progress on its initiatives and results periodically to the EEOC. Claimants with whom the Company did not enter into a settlement will have an opportunity to bring a private lawsuit within ninety days from the date they receive a right-to-sue notice from the EEOC. The Company is not certain when those notices will issue. The Company is unable to predict whether any complainant will file a private lawsuit and if filed, the likely outcome. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s results of operations or financial condition.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company’s current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On February 3, 2012, the court granted the Company’s motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted the Company’s motion to compel arbitration. Plaintiffs appealed. On July 18, 2012, the Company received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with the Company. Plaintiffs alleged that the Company’s arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against the Company. On September 20, 2012, the NLRB dismissed Plaintiffs claims. The Company is vigorously defending this litigation and is unable to predict the likely outcome. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s results of operations or financial condition.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 27, 2012, and October 29, 2011

(Unaudited)

NOTE 6 – Commitments and Contingencies (Continued)

On October 27, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees who were employed in California during the time period from October 27, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On March 28, 2012, the court entered an Order denying the Company’s motion to compel arbitration. On September 21, 2012, the Company filed a notice of appeal. The Company is vigorously defending this litigation and is unable to predict the likely outcome. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s results of operations or financial condition.

On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of the Company’s current and former African American retail store employees. The Company was named as a defendant. The complaint alleges various violations under 42 U.S.C. § 1981, including allegations that the Company engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs are also alleging retaliation. Plaintiffs are seeking reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys’ fees, and interest. The Company is vigorously defending this litigation and is unable to predict the likely outcome. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s results of operations or financial condition.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims, the Company has insurance to cover a portion of such losses. However, certain matters could arise for which the Company does not have insurance coverage and which could have a material adverse effect on its results of operations or financial condition.

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 27, 2012, and October 29, 2011

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

Information for the 13 and 39 weeks ended October 27, 2012, and October 29, 2011, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended October 27, 2012	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$117,892	$17,645	$—	$135,537
Percentage of consolidated net sales	87%	13%	—	100%
Operating loss	$(8,747)	$(3,733)	$(12,336)	$(24,816)
Depreciation and amortization expense	$3,442	$404	$422	$4,268
Interest income	$—	$—	$35	$35
Interest expense	$—	$—	$(45)	$(45)
Loss before benefit from income taxes	$(8,747)	$(3,733)	$(12,346)	$(24,826)

13 Weeks Ended October 29, 2011	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$131,216	$20,919	$—	$152,135
Percentage of consolidated net sales	86%	14%	—	100%
Operating income (loss)	$13,667	$(1,011)	$(6,527)	$6,129
Depreciation and amortization expense	$4,032	$528	$387	$4,947
Interest income	$—	$—	$57	$57
Interest expense	$—	$—	$(41)	$(41)
Income (loss) before provision for income taxes	$13,667	$(1,011)	$(6,511)	$6,145

39 Weeks Ended October 27, 2012	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$357,806	$60,937	$—	$418,743
Percentage of consolidated net sales	85%	15%	—	100%
Operating loss	$(8,003)	$(6,614)	$(30,183)	$(44,800)
Depreciation and amortization expense	$11,022	$1,314	$1,195	$13,531
Interest income	$—	$—	$108	$108
Interest expense	$—	$—	$(136)	$(136)
Loss before benefit from income taxes	$(8,003)	$(6,614)	$(30,211)	$(44,828)

39 Weeks Ended October 29, 2011	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$387,302	$69,643	$—	$456,945
Percentage of consolidated net sales	85%	15%	—	100%
Operating income (loss)	$42,760	$3,000	$(22,980)	$22,780
Depreciation and amortization expense	$11,744	$1,572	$1,111	$14,427
Interest income	$—	$—	$195	$195
Interest expense	$—	$—	$(128)	$(128)
Income (loss) before provision for income taxes	$42,760	$3,000	$(22,913)	$22,847

THE WET SEAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the 39 weeks ended October 27, 2012, and October 29, 2011

(Unaudited)

NOTE 7 – Segment Reporting (Continued)

The “Corporate and Unallocated” column is presented solely to allow for reconciliation of segment contribution to consolidated operating (loss) income, interest income, interest expense and (loss) income before (benefit from) provision for income taxes. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense. The application of accounting policies for segment reporting is consistent with the application of accounting policies for corporate reporting.

Corporate expenses during the 13 and 39 weeks ended October 27, 2012, include $0.1 million and $2.0 million of severance costs resulting from the departure of the Company’s previous chief executive officer. Corporate expenses during the 13 and 39 weeks ended October 27, 2012, included $2.1 million in professional fees to defend against a shareholder proxy solicitation to replace a majority of the Company’s board members. The proxy solicitation ultimately led to an agreement to replace four of the Company’s seven board members during October 2012.

Wet Seal operating (loss) income during the 13 and 39 weeks ended October 27, 2012, and October 29, 2011, includes $5.8 million, $16.3 million, $0.2 million and $1.0 million, respectively, of asset impairment charges.

Arden B operating (loss) income during the 13 and 39 weeks ended October 27, 2012, and October 29, 2011, includes $0.7 million, $2.7 million, $0.5 million and $1.0 million, respectively, of asset impairment charges.

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

Executive Overview

We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers from their early teens to 39 years old. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At October 27, 2012, we had 553 retail stores in 47 states and Puerto Rico. Of the 553 stores, there were 472 Wet Seal stores and 81 Arden B stores. Our merchandise can also be purchased online through the respective websites of each of our chains.

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

Business Segments

We report our results as two reportable segments representing our two retail divisions. Although the two operating segments have many similarities in their products, production processes, distribution methods, and regulatory environment, there are differences in most of these areas and distinct differences in their economic characteristics. As a result, we consider these segments to be two distinct reportable segments.

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

See Note 7, “Segment Reporting,” to the unaudited condensed consolidated financial statements for financial information regarding segment reporting, which information is incorporated herein by reference.

Current Trends and Outlook

The retail environment in the U.S. has shown slight improvement in the first three quarters of 2012. However, only modest growth in the retail industry is expected for 2012 due to continued uncertainty regarding the global economy and the lack of significant improvement in the U.S. housing market and unemployment rates. In addition, U.S. gross domestic product growth remains slow, further contributing to a volatile, and generally weak, retail environment. Year-to-date fiscal 2012, we ran aggressive promotions and incurred high levels of clearance markdowns at both Wet Seal and Arden B to address product that was performing below expectations, primarily in the tops category, and more recently during the fiscal 2012 third quarter, in an effort to clear merchandise from the previous strategy and re-merchandise our Wet Seal stores with product that appeals to a broader demographic. As a result, we experienced significant declines in our merchandise margin and comparable store sales. Although we expect improvement in our merchandise margins once our stores are fully re-merchandised, we expect a very competitive environment throughout the holiday season will require aggressive promotional levels that will continue to challenge our margins.

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

Our comparable store sales decreased 13.5% during the 13 weeks ended October 27, 2012, driven by a 13.5% comparable store sales decrease in our Wet Seal division and a 13.8% comparable store sales decrease in our Arden B division. The Wet Seal division’s comparable store sales decrease was primarily driven by a decrease in transaction volume and average dollar sales per transaction, which was driven by a decrease in average unit selling price, partially offset by an increase in units purchased per customer. At Wet Seal, our underperformance reflected our planned strategy to transition away from an assortment geared toward more elevated product and a more mature customer, versus our historical product mix and customer target, with aggressive promotions. Our tops, excluding woven tops, dressy bottoms, active, and jewelry businesses declined significantly, while woven tops, denim bottoms, shoes, outerwear and accessory sales increased. The Arden B division comparable store sales decrease was primarily driven by a decline in transaction volume and a decrease in average dollar sales per transaction, which was driven by a decrease in average unit selling price, partially offset by an increase in units purchased per customer. At Arden B, our performance reflects declines in all categories except outerwear and bottoms. Although the Arden B dress business did not increase over the prior year, it did perform well on lower inventory levels. We are focused on continuing to build our inventory levels in dresses and the other key categories to drive near term sales increases during the holiday season. Our combined e-commerce sales increased 8.7% during the 13 weeks ended October 27, 2012, as compared to the prior year quarter.

The third quarter marked an important transition period for us as we executed upon our decision to return to our core expertise of fast fashion merchandising. We took aggressive actions towards refocusing our Wet Seal division strategy, including returning to merchandising to a broader demographic, including the young teen customer, sourcing a broader variety of product more directly from fast fashion vendors, committing to merchandise purchases closer to time of need, and focusing our price points on our core customer, which long supported our success. These actions allowed us to achieve progressive improvement in comparable store sales trend from month to month in the fiscal 2012 third quarter, as we had planned. We seek continued improvement in the fiscal 2012 fourth quarter that we expect will ultimately return us to a level of sales and earnings that our fast fashion strategy has driven for many years.

Store Openings and Closures

For all of fiscal 2012, we expect to have four net store closings at Wet Seal and 20 net store closings at Arden B. As a result, we estimate we will end fiscal 2012 with 468 Wet Seal stores and 66 Arden B stores.

At Wet Seal, we opened five new stores and closed one store during the 13 weeks ended October 27, 2012. At Arden B, we closed one store during the 13 weeks ended October 27, 2012.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our condensed consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

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

Our quarterly evaluation of store assets includes consideration of current and historical performance and projections of future profitability. The profitability projections rely upon estimates made by us, including store-level sales, gross margins, and direct expenses, and, by their nature, include judgments about how current strategic initiatives will impact future performance.

Our financial performance in the first three quarters of fiscal 2012 declined more than projected by us in past impairment analyses, which resulted in asset impairment charges each quarter since the beginning of fiscal 2012. Each period reflected our best estimate at the time. If we are not able to achieve our projected key financial metrics, and strategic initiatives being implemented do not result in significant improvements in our current financial performance trend, we would incur additional impairment of assets in the future.

During the 13 and 39 weeks ended October 27, 2012, and October 29, 2011, we determined such events or changes in circumstances had occurred with respect to certain of our retail stores, and that operating losses or insufficient operating income would likely continue. As such, we recorded noncash charges of $6.5 million, $19.0 million, $0.7 million and $2.0 million, in our condensed consolidated statements of operations for the 13 and 39 weeks ended October 27, 2012, and October 29, 2011, respectively, to write down the carrying value of these stores’ long-lived assets to their estimated fair values.

Accounting for Income Taxes

We have approximately $75.9 million of federal net operating loss (“NOL”) carry forwards available to offset taxable income in fiscal 2012 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code.

Our effective income tax rates for the 13 and 39 weeks ended October 27, 2012, were 40.5% and 38.8%, respectively. We expect a 38.8% effective income tax rate for fiscal 2012. Our effective income tax rates reflect a $0.3 million write-off of certain deferred tax assets in the fiscal 2012 second quarter as a result of IRS adjustments from our closed IRS audit of our fiscal 2008 and 2009 tax years and $0.3 million for tax credits taken on our fiscal year 2011 tax return and recorded in the fiscal 2012 third quarter, which are discrete items. We anticipate cash payment for income taxes for the fiscal year will be approximately $0.1 million, representing certain state income taxes. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash benefit for deferred income taxes.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance on the application of fair value accounting where its use is already required or permitted by other standards within U.S. GAAP. This guidance changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements. This guidance became effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance and it did not significantly impact our condensed consolidated financial statements.

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

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales 13 Weeks Ended		As a Percentage of Net Sales 39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.8	69.5	76.0	68.1

Gross margin	19.2	30.5	24.0	31.9
Selling, general, and administrative expenses	32.8	26.0	30.1	26.5
Asset impairment	4.7	0.5	4.6	0.4

Operating (loss) income	(18.3)	4.0	(10.7)	5.0
Interest (expense) income, net	(0.0)	0.0	(0.0)	0.0

(Loss) income before (benefit from) provision for income taxes	(18.3)	4.0	(10.7)	5.0
(Benefit from) provision for income taxes	(7.4)	1.5	(4.2)	1.9

Net (loss) income	(10.9)%	2.5%	(6.5)%	3.1%

Thirteen Weeks Ended October 27, 2012, Compared to Thirteen Weeks Ended October 29, 2011

Net sales

13 Weeks Ended October 27, 2012	Change From Prior Fiscal Period	13 Weeks Ended October 29, 2011
($ in millions)
Net sales	$135.5	$(16.6)	(10.9)%	$152.1
Comparable store sales decrease	(13.5)%

Net sales for the 13 weeks ended October 27, 2012, decreased primarily as a result of a decrease of 13.5% in comparable store sales, resulting from a 13.0% decrease in comparable store average transactions and a 0.8% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to a 4.2% decrease in average unit retail prices, partially offset by a 3.4% increase in the number of units purchased per customer.

The decrease in net sales was partially offset by an increase in number of stores, from 550 stores as of October 29, 2011, to 553 stores as of October 27, 2012, and an increase of $0.7 million in net sales for our e-commerce business as compared to the prior year, which is not a factor in calculating our comparable store sales.

Cost of sales

13 Weeks Ended October 27, 2012	Change From Prior Fiscal Period	13 Weeks Ended October 29, 2011
($ in millions)
Cost of sales	$109.5	$3.7	3.5%	$105.8
Percentage of net sales	80.8%	11.3%	69.5%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.

Cost of sales as a percentage of net sales increased due primarily to a decrease in merchandise margin as a result of significantly higher markdown rates in both the Wet Seal and Arden B divisions, as compared to the prior year, and the deleveraging effect on occupancy, buying and planning and allocation costs from the decline in comparable store sales.

Cost of sales dollars increased primarily due to higher markdowns, partially offset by the decline in sales.

Selling, general, and administrative expenses (SG&A)

13 Weeks Ended October 27, 2012	Change From Prior Fiscal Period	13 Weeks Ended October 29, 2011
($ in millions)
Selling, general, and administrative expenses	$44.4	$4.9	12.4%	$39.5
Percentage of net sales	32.8%	6.8%	26.0%

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

Selling expenses decreased $0.8 million from the prior year to $31.5 million. As a percentage of net sales, selling expenses were 23.3% of net sales, or 200 basis points higher than a year ago.

The following contributed to the current year decrease in selling expenses:

•	A $1.1 million decrease in store and field payroll costs due to a decrease in sales volume and a decrease in employee benefit costs;

•	A $0.4 million decrease in credit card fees due to a decline in debit card processing fees;

•	A $0.2 million decrease in store supplies; and

•	A $0.1 million decrease in bonuses due to declining performance.

However, the decreases in selling expenses were partially offset by the following increases:

•	A $0.4 million increase in our internet fulfillment due to higher sales;

•

A $0.2 million increase in advertising and marketing expenditures driven by an increase in our e-commerce advertising, primarily due to increased fees for social data services and increased photo shoots;

•	A $0.2 million increase in merchandise delivery costs due to recalled product and hangers;

•	A $0.1 million increase in store and field meeting expenses; and

•	A $0.1 million net increase in other selling expenses.

General and administrative expenses increased $5.7 million from the prior year, to $12.9 million. As a percentage of net sales, general and administrative expenses were 9.5%, or 480 basis points higher than in the prior year quarter.

The following contributed to the current year increase in general and administrative expenses:

•	A $2.1 million increase in professional fees associated with the proxy solicitation;

•	A $1.2 million increase in corporate incentive bonuses due to prior year including a benefit for reversal of accrued bonus;

•	A $1.0 million increase in legal fees associated with employment-related matters;

•	A $0.8 million increase in legal fees associated with various other legal matters;

•	A $0.6 million increase in charges for estimated settlement costs for various employment-related matters;

•	A $0.4 million increase in board of directors’ fees for a cash payment to our previous Chairman of the Board for additional services provided and for new directors added to the board;

•	A $0.2 million increase due to a credit for insurance flood proceeds in the prior year;

•	A $0.1 million increase in corporate wages due to filled positions; and

•	A $0.1 million increase in severance for the former chief executive officer.

The increases in general and administrative expenses were partially offset by the following decreases:

•	A $0.6 million decrease in stock compensation due to the open chief executive officer position; and

•	A $0.2 million net decrease in other general and administrative expenses.

Asset impairment

The continued decline in our business has led to non-cash impairment charges during the 13 weeks ended October 27, 2012. If we are not able to achieve our projected growth rates and cash flows, and strategic initiatives currently being implemented do not result in significant improvements in our current financial performance trend, we would incur additional impairment of assets in the future.

	13 Weeks Ended October 27, 2012	Change From Prior Fiscal Period		13 Weeks Ended October 29, 2011
	($ in millions)
Asset impairment	$6.5	$5.8	780.8%	$0.7
Percentage of net sales	4.7%		4.2%	0.5%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended October 27, 2012, and October 29, 2011, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $6.5 million and $0.7 million, respectively.

Interest (expense) income, net

	13 Weeks Ended October 27, 2012	Change From Prior Fiscal Period		13 Weeks Ended October 29, 2011
	($ in millions)
Interest (expense) income, net	$(0.0)	$(0.0)	(0.0)%	$0.0
Percentage of net sales	0.0%		0.0%	0.0%

We generated interest expense, net, of less than $0.1 million in the 13 weeks ended October 27, 2012, primarily from the amortization of deferred financing costs, partially offset by earnings from investments in cash and cash equivalents, and we generated interest income, net, of less than $0.1 million in the 13 weeks ended October 29, 2011, primarily from earnings from investments in cash and cash equivalents and short-term investments, partially offset by amortization of deferred financing costs.

(Benefit from) Provision for income taxes

	13 Weeks Ended October 27, 2012	Change From Prior Fiscal Period		13 Weeks Ended October 29, 2011
		($ in millions)
(Benefit from) provision for income taxes	$(10.0)	$(12.4)	(519.1)%	$2.4

Our effective income tax rate for the 13 weeks ended October 27, 2012, was approximately 40.5%. We expect a 38.8% effective income tax rate for fiscal 2012. Our effective income tax rate for the 13 weeks ended October 27, 2012, reflects $0.3 million for tax credits taken on our fiscal year 2011 tax return, which is a discrete item. We anticipate cash payment for income taxes for the fiscal year will be approximately $0.1 million, representing certain state income taxes. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash benefit for deferred income taxes.

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

Wet Seal:

(In thousands, except percentages, sales per square foot and number of stores)	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011
Net sales	$117,892	$131,216
Percentage of consolidated net sales	87%	86%
Comparable store sales percentage decrease compared to the prior year period	(13.5)%	(0.1)%
Operating (loss) income	$(8,747)	$13,667
Sales per square foot	$59	$67
Number of stores as of period end	472	464
Square footage as of period end	1,885	1,857

The comparable store sales decrease during the 13 weeks ended October 27, 2012, was due primarily to a decrease of 13.2% in comparable store average transactions and a decrease of 0.5% in comparable store average dollar sales per transaction. The decrease in comparable store average dollar sales per transaction resulted from a 4.0% decrease in our average unit retail prices, partially offset by a 3.0% increase in units purchased per customer. The net sales decrease was attributable to the comparable store sales decline, partially offset by a $0.7 million increase in net sales in our e-commerce business and an increase in the number of stores compared to the prior year.

Wet Seal incurred an operating loss of 7.4% of net sales during the 13 weeks ended October 27, 2012, compared to operating income of 10.4% of net sales during the 13 weeks ended October 29, 2011. This decrease was due primarily to a decrease in merchandise margin as a result of significantly higher markdown rates in an effort to clear merchandise from the previous strategy and re-merchandise our stores with product that appeals to a broader demographic and an increase in occupancy costs due to the deleveraging effect of the significant decline in comparable store sales. Additionally, during the 13 weeks ended October 27, 2012, and October 29, 2011, operating (loss) income included asset impairment charges of $5.8 million and $0.2 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Arden B:

(In thousands, except percentages, sales per square foot and number of stores)	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011
Net sales	$17,645	$20,919
Percentage of consolidated net sales	13%	14%
Comparable store sales percentage decrease compared to the prior year period	(13.8)%	(6.3)%
Operating loss	$(3,733)	$(1,011)
Sales per square foot	$63	$74
Number of stores as of period end	81	86
Square footage as of period end	251	266

The comparable store sales decrease during the 13 weeks ended October 27, 2012, was due to a 10.6% decrease in comparable store average transactions and a 3.5% decrease in comparable store average dollar sales per transaction. The decrease in the comparable store average dollar sales per transaction resulted from a 9.0% decrease in our average unit retail prices, partially offset by a 5.8% increase in units purchased per customer. The net sales decrease was primarily attributable to the comparable sales decline and a decrease in the number of stores compared to the prior year.

Arden B incurred an operating loss of 21.2% of net sales during the 13 weeks ended October 27, 2012, compared to operating loss of 4.8% of net sales during the 13 weeks ended October 29, 2011. This decrease was due primarily to a decrease in merchandise margin as a result of higher markdown rates and an increase in occupancy costs due to the deleveraging effect of the significant decline in comparable store sales. Additionally, during the 13 weeks ended October 27, 2012 and October 29, 2011, operating loss included asset impairment charges of $0.7 million and $0.5 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Thirty-Nine Weeks Ended October 27, 2012, Compared to Thirty-Nine Weeks Ended October 29, 2011

Net sales

39 Weeks Ended October 27, 2012	Change From Prior Fiscal Period	39 Weeks Ended October 29, 2011
($ in millions)
Net sales	$418.7	$(38.2)	(8.4)%	$456.9
Comparable store sales decrease	(10.7)%

Net sales for the 39 weeks ended October 27, 2012, decreased primarily as a result of the following:

•

A decrease of 10.7% in comparable store sales resulting from an 11.8% decrease in comparable store average transactions partially offset by a 1.0% increase in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction increased mainly due to a 3.5% increase in the number of units purchased per customer, partially offset by a 3.1% decrease in average unit retail prices; and

•	A decrease of $1.3 million in net sales for our e-commerce business as compared to the prior year, which is not a factor in calculating our comparable store sales.

The decrease in net sales was partially offset by an increase in number of stores open, from 550 stores as of October 29, 2011, to 553 stores as of October 27, 2012.

Cost of sales

39 Weeks Ended October 27, 2012	Change From Prior Fiscal Period	39 Weeks Ended October29, 2011
($ in millions)
Cost of sales	$318.3	$7.2	2.3%	$311.1
Percentage of net sales	76.0%	7.9%	68.1%

Cost of sales as a percentage of net sales increased due primarily to a decrease in merchandise margin as a result of significantly higher markdown rates in both the Wet Seal and Arden B divisions, as compared to the prior year, and the deleveraging effect on occupancy costs from the decline in comparable store sales.

Cost of sales dollars increased primarily due to higher markdowns, partially offset by the decline in sales, and a slight increase in occupancy cost as a result of the increase in number of stores.

Selling, general, and administrative expenses (SG&A)

39 Weeks Ended October 27, 2012	Change From Prior Fiscal Period	39 Weeks Ended October 29, 2011
($ in millions)
Selling, general, and administrative expenses	$126.2	$5.2	4.3%	$121.0
Percentage of net sales	30.1%	3.6%	26.5%

Selling expenses decreased approximately $2.1 million from the prior year to $94.2 million. As a percentage of net sales, selling expenses were 22.5% of net sales, or 140 basis points higher than a year ago.

The following contributed to the current year decrease in selling expenses:

•	A $1.9 million decrease in store payroll and benefits costs as a result of decreased sales volume and lower incentive bonuses;

•	A $1.4 million decrease in credit card fees due to a decline in average processing fees as a percent to sales and decreased sales volume;

•	A $0.3 million decrease in store supplies as a result of decreased sales volume;

•	A $0.2 million decrease in bags and boxes usage as a result of decreased sales volume;

•	A $0.1 million decrease in merchandise delivery costs due to merchandise handling efficiencies; and

•	A $0.1 million decrease in security costs due to a decline in security system repairs.

However, the decreases in selling expenses were partially offset by the following increases:

•	A $1.3 million increase in advertising and marketing expenditures;

•	A $0.4 million increase in travel and meeting costs primarily associated with additional field employee training; and

•	A $0.2 million increase in our internet fulfillment.

General and administrative expenses increased approximately $7.3 million from the prior year, to $32.0 million. As a percentage of net sales, general and administrative expenses were 7.6%, or 220 basis points higher than a year ago.

The following contributed to the current year increase in general and administrative expenses:

•	A $2.0 million increase in severance costs resulting from the departure of our previous chief executive officer;

•	A $2.1 million increase in professional fees associated with the proxy solicitation;

•	A $1.0 million increase in corporate wages due to filled positions;

•	A $1.0 million increase in legal fees associated with employment-related matters;

•	A $0.8 million increase in legal fees associated with various legal matters;

•	A $0.6 million increase in charges for estimated settlement costs for various employment-related matters;

•	A $0.4 million increase in board of directors’ fees for a cash payment to our previous Chairman of the Board for additional services provided and for new directors added to the board;
•	A $0.1 million increase in audit fees due to the timing of services performed as compared to the prior year;

•	A $0.1 million increase in corporate incentive bonuses due to the employee retention plan; and

•	A $0.1 million increase in computer maintenance costs.

The increases in general and administrative expenses were partially offset by the following decreases:

•	A $0.6 million decrease in stock compensation primarily due to the forfeitures related to the departure of the previous chief executive officer;

•

A $0.2 million decrease in recruiting fees as the prior year included a portion of the costs for our searches and relocation costs for our previous chief executive office, and our president and chief operating officer; and

•	A $0.1 million net decrease in other general and administrative expenses.

Asset impairment

The continued decline in our business has led to non-cash impairment charges during the 39 weeks ended October 27, 2012. If we are not able to achieve our projected growth rates and cash flows, and strategic initiatives currently being implemented do not result in significant improvements in our current financial performance trend, we would incur additional impairment of assets in the future

	39 Weeks Ended October 27, 2012	Change From Prior Fiscal Period		39 Weeks Ended October 29, 2011
	($ in millions)
Asset impairment	$19.0	$17.0	829.0%	$2.0
Percentage of net sales	4.6%		4.2%	0.4%

Based on our quarterly assessments of the carrying value of long-lived assets, during the 39 weeks ended October 27, 2012, and October 29, 2011, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $19.0 million and $2.0 million, respectively.

Interest (expense) income, net

	39 Weeks Ended October 27, 2012	Change From Prior Fiscal Period		39 Weeks Ended October 29, 2011
	($ in millions)
Interest (expense) income, net	$(0.0)	$(0.1)	0.0%	$0.1
Percentage of net sales	(0.0)%		(0.0)%	0.0%

We generated interest expense, net, of less than $0.1 million in the 39 weeks ended October 27, 2012, primarily from the amortization of deferred financing costs, partially offset by earnings from investments in cash and cash equivalents, and we generated interest income, net, of $0.1 million in the 39 weeks ended October 29, 2011, primarily from earnings from investments in cash and cash equivalents and short-term investments, partially offset by amortization of deferred financing costs.

(Benefit from) Provision for income taxes

	39 Weeks Ended October 27, 2012	Change From Prior Fiscal Period		39 Weeks Ended October 29, 2011
		($ in millions)
(Benefit from) Provision for income taxes	$(17.4)	$(26.3)	(295.8)%	$8.9

Our effective income tax rate for the 39 weeks ended October 27, 2012, was approximately 38.8% and we expect a 38.8% effective income tax rate for fiscal 2012. Our effective income tax rates reflect a $0.3 million write-off of certain deferred tax assets in the fiscal 2012 second quarter as a result of IRS adjustments from our closed IRS audit of our fiscal 2008 and 2009 tax years and $0.3 million for tax credits taken on our fiscal 2011 tax return in the fiscal 2012 third quarter. We anticipate cash payment for income taxes for the fiscal year will be approximately $0.1 million, representing certain state income taxes. The difference between the effective income tax rate and the anticipated cash income taxes is recorded as a non-cash benefit for deferred income taxes.

Segment Information

Wet Seal:

(In thousands, except percentages, sales per square foot and number of stores)	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
Net sales	$357,806	$387,302
Percentage of consolidated net sales	85%	85%
Comparable store sales percentage (decrease) increase compared to the prior year period	(10.5)%	4.6%
Operating (loss) income	$(8,003)	$42,760
Sales per square foot	$180	$202
Number of stores as of period end	472	464
Square footage as of period end	1,885	1,857

The comparable store sales decrease during the 39 weeks ended October 27, 2012, was due primarily to a decrease of 11.8% in comparable store average transactions, partially offset by an increase of 1.2% in comparable store average dollar sales per transaction. The increase in comparable store average dollar sales per transaction resulted from a 3.4% increase in units purchased per customer, partially offset by a 2.8% decrease in our average unit retail prices. The net sales decrease was attributable to the comparable store sales decline and a $0.5 million decrease in net sales in our e-commerce business, partially offset by the increase in the number of stores compared to the prior year.

Wet Seal incurred an operating loss of 2.2% of net sales during the 39 weeks ended October 27, 2012, compared to operating income of 11.0% of net sales during the 39 weeks ended October 29, 2011. This decrease was due primarily to a decrease in merchandise margin as a result of significantly higher markdown rates in an effort to clear merchandise from the previous strategy and re-merchandise our stores with product that appeals to a broader demographic and an increase in occupancy costs due to the deleveraging effect of the significant decline in comparable store sales. Additionally, during the 39 weeks ended October 27, 2012, and October 29, 2011, operating (loss) income included asset impairment charges of $16.3 million and $1.0 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Arden B:

(In thousands, except percentages, sales per square foot and number of stores)	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
Net sales	$60,937	$69,643
Percentage of consolidated net sales	15%	15%
Comparable store sales percentage decrease compared to the prior year period	(12.2)%	(0.3)%
Operating (loss) income	$(6,614)	$3,000
Sales per square foot	$214	$245
Number of stores as of period end	81	86
Square footage as of period end	251	266

The comparable store sales decrease during the 39 weeks ended October 27, 2012, was due to a 12.2% decrease in comparable store average transactions and a slight decrease in comparable average dollar sales per transaction, which was primarily driven by a 7.4% decrease in our average unit retail prices, offset by a 7.7% increase in units purchased per customer. The net sales decrease was attributable to the significant comparable sales decline, a decrease in the number of stores compared to the prior year, and a $0.7 million decrease in net sales in our e-commerce business, as compared to the prior year.

Arden B incurred an operating loss of 10.9% of net sales during the 39 weeks ended October 27, 2012, compared to operating income of 4.3% of net sales during the 39 weeks ended October 29, 2011. This decrease was due primarily to a decrease in merchandise margin as a result of higher markdown rates and an increase in occupancy costs due to the deleveraging effect of the significant decline in comparable store sales. Additionally, during the 39 weeks ended October 27, 2012, and October 29, 2011, operating (loss) income included asset impairment charges of $2.7 million and $1.0 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Liquidity and Capital Resources

Net cash used in operating activities was $13.8 million for the 39 weeks ended October 27, 2012, compared to net cash provided by operating activities of $30.4 million for the same period last year. For the 39 weeks ended October 27, 2012, cash used in operating activities was comprised of net non-cash charges and credits, primarily depreciation and amortization, asset impairment, stock-based compensation and benefit for deferred income taxes, of $17.8 million, offset by a net loss of $27.4 million and an increase in merchandise inventories over the increase of merchandise payables of $4.8 million partially offset by net cash provided by changes in other operating assets and liabilities of $0.6 million. For the 39 weeks ended October 27, 2012, net cash used in investing activities of $16.8 million was comprised of capital expenditures, primarily for the construction of new Wet Seal stores, remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations, and investment in the network infrastructure within our corporate offices. Capital expenditures that remain unpaid as of October 27, 2012, have increased $2.0 million since the end of fiscal 2011. We expect to pay nearly all of the total balance of such amounts payable during the fourth quarter of fiscal 2012.

We estimate that, in fiscal 2012, capital expenditures will be between $22 million and $23 million, of which approximately $16 million to $17 million is expected to be for the remodeling and/or relocation of existing Wet Seal and Arden B stores upon lease renewals and the construction of new Wet Seal stores. We anticipate receiving approximately $2 million in tenant improvement allowances from landlords, resulting in net capital expenditures of between $20 million and $21 million.

For the 39 weeks ended October 27, 2012, net cash used in financing activities was $0.3 million, comprised of $0.3 million used to repurchase 91,848 shares of our Class A common stock to satisfy employee withholding tax obligations, upon performance and restricted stock vesting, slightly offset by less than $0.1 million of proceeds from the exercise of stock options.

Total cash and cash equivalents at October 27, 2012, was $126.3 million compared to $157.2 million at January 28, 2012. Due to the timing of the third quarter end date, we had not yet paid $9.6 million of our November rents and other landlord costs at that time. Typically, we have made such payments as of the fiscal quarter-end date.

Senior Revolving Credit Facility

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

At October 27, 2012, the amount outstanding under the Facility consisted of $6.2 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit. At October 27, 2012, we had $27.3 million available for cash advances and/or for the issuance of additional letters of credit, and we were in compliance with all covenant requirements under the Facility.

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

Off-Balance Sheet Arrangements

As of October 27, 2012, we are not a party to any off-balance sheet arrangements, except for operating lease and purchase obligations and other commitments, as referenced in our Form 10-K for the fiscal year ended January 28, 2012, under Note 6, “Commitments and Contingencies” and “Other Off-Balance Sheet Arrangements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At October 27, 2012, no borrowings were outstanding under the Facility. At October 27, 2012, the weighted average interest rate on borrowings under the Facility would be 1.333%. Based upon a sensitivity analysis as of October 27, 2012, if we had average outstanding borrowings of $1 million during third quarter of fiscal 2012, a 50 basis point increase in interest rates would have resulted in an increase in interest expense of approximately $1,250 for the third quarter of fiscal 2012.

As of October 27, 2012, we are not a party to any derivative financial instruments.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10.0% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of October 27, 2012, would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our co-principal executive officers and principal financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 27, 2012.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended October 27, 2012, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter, subject to Superior Court approval. On September 27, 2010, the Superior Court granted final approval of the settlement agreement. An appeal was subsequently filed on January 26, 2011. On July 25, 2012, the Court of Appeals dismissed Plaintiffs’ appeal. In mid-September 2012, we paid approximately $0.3 million to settle the matter plus $0.1 million in settlement administration fees.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us from May 22, 2003 through the present. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and Wage Orders of the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs’ Motion for Class Certification and Motion For Leave to File An Amended Complaint. Plaintiffs appealed both orders. On April 4, 2012, the Court of Appeal affirmed the trial court’s denial of class certification and leave to amend the complaint. On September 11 2012, the matter was transferred to a new judge in the lower court. There are currently only the four named plaintiffs in the lawsuit. A trial date has been set for June 3, 2013. We are vigorously defending this litigation and are unable to predict the likely outcome. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on our results of operations or financial condition.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us from September 29, 2004 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On August 16, 2011, the court denied Plaintiffs’ Motion for Class Certification. Plaintiffs appealed and, on October 12, 2012, the California Court of Appeals affirmed the lower court’s ruling. We are vigorously defending this litigation and are unable to predict the likely outcome. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on our results of operations or financial condition.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by us against employees of the Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. On November 14, 2012, we reached resolution with the EEOC and several of the individual complainants that concludes the EEOC’s investigation. We have accrued approximately $0.5 million for settlements with some of the individual complainants. We also agreed to programmatic initiatives that are consistent with our diversity plan. We will report progress on its initiatives and results periodically to the EEOC. Claimants with whom we did not enter into a settlement will have an opportunity to bring a private lawsuit within ninety days from the date they receive a right-to-sue notice from the EEOC. We are not certain when those notices will issue. We are unable to predict whether any complainant will file a private lawsuit and if filed, the likely outcome. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on our results of operations or financial condition.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On February 3, 2012, the court granted us motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted us motion to compel arbitration. Plaintiffs appealed. On July 18, 2012, we received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed on their hiring by us. Plaintiffs alleged that our arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against us. On September 20, 2012, the NLRB dismissed Plaintiffs claims. We are vigorously defending this litigation and are unable to predict the likely outcome. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on our results of operations or financial condition.

On October 27, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees who were employed in California during the time period from October 27, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On March 28, 2012, the court entered an Order denying us motion to compel arbitration. On September 21, 2012, we filed a notice of appeal. We are vigorously defending this litigation and are unable to predict the likely outcome. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on our results of operations or financial condition.

On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of our current and former African American retail store employees. We were named as a defendant. The complaint alleges various violations under 42 U.S.C. § 1981, including allegations that we engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs are also alleging retaliation. Plaintiffs are seeking reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys’ fees, and interest. We are vigorously defending this litigation and are unable to predict the likely outcome. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on our results of operations or financial condition.

As of October 27, 2012, we were not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition. From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims, we have insurance to cover a portion of such losses. However, certain matters could arise for which we do not have insurance coverage and which could have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factors represent additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and our quarterly Reports on Form 10-Q for the quarterly periods ended April 28, 2012 and July 28, 2012.

We have recorded asset impairment charges in the past and we may record material asset impairment charges in the future.

Quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. If we determine that the carrying value of long-lived assets is not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during the 39 weeks ended October 27, 2012, indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $19.0 million during the 39 weeks ended October 27, 2012 within asset impairment in the condensed consolidated statements of operations, to write down the carrying values of these stores’ long-lived assets to their estimated fair values.

Our quarterly evaluation of store assets includes consideration of current and historical performance and projections of future profitability. The profitability projections rely upon estimates made by us, including store-level sales, gross margins, and direct expenses, and, by their nature, include judgments about how current strategic initiatives will impact future performance. If we are not able to achieve the projected key financial metrics for any reason, including because any of the strategic initiatives being implemented do not result in significant improvements in our current financial performance trend, we would incur additional impairment of assets in the future.

In the event we record additional impairment charges, this could have a material adverse effect on our results of operations and financial position.

We may incur significant costs and face other risks associated with our effort to attract a new chief executive officer for our Company, and as we transition our new board directors.

On July 23, 2012, we announced the departure of our former chief executive officer. Our Board of Directors has hired an executive recruitment firm, to assist in its search for a new chief executive officer. We may incur significant costs to attract a new chief executive officer and we cannot assure you we will be able to appoint a new chief executive officer in a timely manner. If we appoint a new chief executive officer, we anticipate that we will experience a transition period before the new chief executive officer is fully integrated into his or her new roles. During the time we search for a new chief executive officer and the transition period after any such person is hired, we may experience a disruption to our customer relationships, employee morale and/or business. The departure of any of our senior executives could also have a significant impact on our business performance and our ability to execute our turnaround strategy, especially during the period prior to us hiring a new chief executive officer.

In addition, our recent appointment of six new members to our Board and the resulting transition and integration of these individuals may impact our ability to execute our business strategy in the near term. On September 18, 2012, we appointed two new directors to our Board, Ms. Kathy Bronstein and Mr. John Goodman. On October 4, 2012, we entered into an agreement (“Settlement Agreement”) with Clinton Group, Inc., for the purpose of resolving a pending consent solicitation and effecting an orderly change in the composition of our Board. Pursuant to the Settlement Agreement, four of the members of our Board resigned, Mr. Harold Kahn, Mr. Jon Duskin, Mr. Sidney Horn and Mr. Henry Winterstern, and four new directors, Ms. Dorrit Bern, Ms. Linda Davey, Ms. Mindy Meads and Mr. John Mills, were appointed as directors of the Board to fill the four vacancies created by the resignations. As a result of the recent changes, six of the seven members of our Board were recently appointed. While all of the recently appointed directors have become immediately engaged in our business, we expect that we will continue to experience a transition period until they are fully integrated into their roles. We cannot provide any assurance that there will not be any disruption that adversely impacts our business during such transition period.

We may continue to experience declines in comparable store sales, and there can be no guarantee that the strategic initiatives we are implementing to improve our results will be successful.

During the 13 and 39 weeks ended October 27, 2012, our comparable store sales declined by 13.5% and 10.7%, respectively. We have taken and will continue to take steps to return to our core expertise of fast fashion merchandising which long supported our success in the past. However, there can be no guarantee that our financial results will improve and, if they do, there can be no guarantee as to the timing, duration or significance of such improvement.

We have experienced poor comparable store sales and operating results in our Arden B division and expect to significantly reduce our Arden B store base by the end of fiscal 2012. We cannot assure that we will be able to re-establish and sustain improvements in the future.

In fiscal 2011, and through the first three quarters of fiscal 2012, we experienced weak comparable same store sales and operating results in our Arden B division. By the end of fiscal 2012, we expect to significantly reduce our Arden B store base to 66 stores, which may impact our ability to procure merchandise and attract talent for this division going forward. There can be no guarantee that our efforts to improve results will be successful and that the financial performance of our Arden B division will improve.

We face risks related to claims and legal proceedings, which could have a material adverse effect on our results of operations or financial condition.

From time to time, we are subject to various claims and legal proceedings, including, without limitation, those arising or allegedly arising out of wage and hour claims, discrimination claims and other claims under labor laws. For example, we are currently subject to the legal proceedings described under “Part II. Other Information – Item 1. Legal Proceedings.” The claims and legal proceedings to which we are or may become subject could involve large damages or settlements and significant defense costs. We maintain insurance to cover a portion of the losses associated with settlements and adverse judgments, but those losses could exceed the scope of the coverage in effect, or coverage of particular claims or legal proceedings could be unavailable or denied. As a result, certain claims and legal proceedings could arise for which we do not have insurance coverage and which could have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 29, 2012 to August 25, 2012	23,596	$2.93	—	—
August 26, 2012 to September 29, 2012	1,005	$2.90	—	—
September 30, 2012 to October 27, 2012	—	$—	—	—

(1)	Employees tendered 24,601 shares of our Class A common stock upon restricted stock share vesting to satisfy employee withholding tax obligations of approximately $0.1 million.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Designations of Series D Junior Participating Preferred Stock of The Wet Seal, Inc., filed with the Secretary of State of the State of Delaware on August 21, 2012 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 21, 2012).

4.1	Rights Agreement, dated as of August 21, 2012, between The Wet Seal, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series D Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on August 21, 2012).

4.2	First Amendment to the Rights Agreement, dated as of September 19, 2012, by and between The Wet Seal, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on September 20, 2012).

10.1	Agreement, dated October 4, 2012, between the Clinton Group, Inc. and The Wet Seal, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 5, 2012).

31.1	Certification filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	General Release, dated November 5, 2012 (incorporated by reference to our Current Report on Form 8-K filed on November 7, 2012).

101	The following materials from The Wet Seal, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Unaudited), (v) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC.
(REGISTRANT)

Date: November 21, 2012	By:	/s/ Ken Seipel
Ken Seipel
President and Chief Operating Officer

Date: November 21, 2012	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer