Form 10-K
period 2013-02-02
WET SEAL INC
filed 2013-03-28
CIK 863456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer:  ☐        Accelerated filer:  ☑        Nonaccelerated filer:  ☐        Smaller reporting company:  ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by nonaffiliates of the registrant as of July 28, 2012 was approximately $235,632,000 based on the closing sale price of $2.72 per share as reported on the NASDAQ Global Select Market on July 27, 2012.
The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at March 21, 2013, was 89,683,504. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at March 21, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of this Annual Report incorporates information by reference to the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of February 2, 2013.

THE WET SEAL, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended February 2, 2013

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
All references to “we,” “our,” “us” and “our company” in this Annual Report mean The Wet Seal, Inc. and its wholly owned subsidiaries. All references in this Annual Report to “fiscal 2013,” “fiscal 2012,” “fiscal 2011,” “fiscal 2010,” “fiscal 2009,” and “fiscal 2008” mean the fiscal year ending February 1, 2014, and the fiscal years ended February 2, 2013, January 28, 2012, January 29, 2011, January 30, 2010, and January 31, 2009, respectively.
Available Information
Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our corporate web site, www.wetsealinc.com, as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission, or the “SEC.” Our Code of Business Ethics and Conduct and our Code of Ethics For Senior Financial Officers are also located within the Corporate Information section of our corporate web site. These documents are also available in print to any stockholder who requests a copy from our Investor Relations department. The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Members of the general public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, these materials may be obtained at the web site maintained by the SEC at www.sec.gov. The content of our web sites (www.wetsealinc.com, www.wetseal.com, and www.ardenb.com) is not intended to be incorporated by reference in this Annual Report.
General
Incorporated in the State of Delaware in 1990, we are a national multi-channel specialty retailer selling fashion apparel and accessory items designed for female customers aged 13 to 39 years old through our stores and e-commerce websites. As of February 2, 2013, we operated 530 retail stores in 47 states and Puerto Rico.
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
Wet Seal. Wet Seal is a junior apparel brand for girls who seek fashion apparel and accessories at affordable prices, with a target customer age range of 13 to 23 years old. Wet Seal seeks to provide its customer base with a balance of trend right and fashion basic apparel and accessories that are budget-friendly.
Arden B. Arden B is a fashion brand at affordable prices for the contemporary woman. Arden B targets customers aged 21 to 39 years old and seeks to deliver differentiated contemporary fashion, dresses, sportswear separates and accessories for many occasions of the customers’ lifestyles.
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
See Note 12 - "Segment Reporting," to the consolidated financial statements included in this Annual Report for financial information regarding segment reporting, which information is incorporated herein by reference.
Our Stores
Wet Seal stores average approximately 4,000 square feet in size and in fiscal 2012 had average sales per square foot of $245. As of February 2, 2013, we operated 468 Wet Seal stores. Arden B stores average approximately 3,100 square feet in size and in fiscal 2012 had average sales per square foot of $296. As of February 2, 2013, we operated 62 Arden B stores.
During fiscal 2012, we opened 13 and closed 17 Wet Seal stores and closed 24 Arden B stores.
As we continue to focus on turning around the Wet Seal business, we currently plan to open 19 new Wet Seal stores primarily to replace the approximately14 to18 stores that will be closing upon lease expiration in fiscal 2013, with openings primarily in outlet centers, in which we have experienced relatively strong sales productivity and profitability. We currently plan to close approximately 9 Arden B stores in fiscal 2013 upon lease expiration, as we focus efforts on improving merchandising and marketing strategies in that business. We have approximately 81 existing Wet Seal store leases scheduled to expire in fiscal 2013. Additionally, approximately 67 of these leases expire in the last few days of fiscal 2013, and we expect to remodel or relocate a portion of these Wet Seal stores during fiscal 2014. For the remaining expiring leases, we expect to negotiate new leases that will allow us to remain in all but a small number of these Wet Seal locations.
Our ability to increase the number of Wet Seal stores in the future will depend, in part, on satisfactory cash flows from existing operations, the demand for our merchandise, and our ability to find suitable mall or other locations with acceptable sites and satisfactory lease terms, and general business conditions. Our management does not believe there are significant geographic constraints within the U.S. on the locations of future stores.
Competitive Strengths
Experienced Management Team. We believe our new chief executive officer, Mr. John D. Goodman, and other key members of our management team have the requisite experience and knowledge in the fast fashion retail apparel sector, which will be instrumental in managing our company through its transition back to a fast fashion strategy and driving our company in the next phase of its growth cycle. Mr. Goodman joined our company in January 2013, and prior to joining us he held executive leadership roles at Charlotte Russe, Gap Inc., Levi Strauss & Co. and Bloomingdale's, and most recently served as the executive vice president and chief apparel and home officer at Sears Holdings. Our chief financial officer, Mr. Steven H. Benrubi, served as our corporate controller for over two years prior to his appointment as chief financial officer in September 2007.
Ms. Sharon Hughes, our president and chief merchandise officer for the Arden B division, served as a consultant to our Arden B merchandising team from February 2008 to November 2009, at which time she became an employee of our company in her current role.

Ms. Kim Bajrech and Ms. Debbie Shinn, our SVP General Merchandise Managers for the Wet Seal division, joined us in July 2009, and both have a strong knowledge of fast fashion and a proven history of operating that model successfully at our company.
Merchandising Models at Wet Seal and Arden B are Focused on Fashion at Affordable Prices, Speed and Flexibility. At Wet Seal, we have developed considerable expertise in identifying, sourcing and selling a broad assortment of fast fashion apparel and accessories at competitive prices for our customers. At Arden B we continue to focus on offering unique fashion apparel and accessories for our young contemporary customers and have shifted the merchandising model over recent years to be quicker and more flexible. Additionally, Arden B has been established as a preferred destination for dresses and other social occasion fashion needs for our customers. Our buyers work closely with senior management to evaluate the optimal merchandise assortments and promotion and pricing strategies. A significant portion of our merchandise is sourced domestically or from domestic importers. This sourcing strategy is intended to enable us to ship new merchandise to stores with a high frequency and to react quickly to changing fashion trends. We also take regular markdowns with the objective of ensuring the rapid sale of slow-moving inventory.
Strong Financial Position. In recent years, we have maintained strong levels of cash, cash equivalents and investments, extinguished our debt and repurchased a significant number of shares of our Class A common stock. Through fiscal 2010, $56 million in principal amount of our convertible notes and $24.6 million in face amount of our convertible preferred stock had been converted into shares of our Class A common stock. Also, in fiscal 2012, 2011, 2010, and 2009, we repurchased 0.2 million, 12.3 million, 2.3 million, and 2.0 million shares of our Class A common stock for $0.6 million, $54.5 million, $8.2 million, and $7.3 million, respectively, under our share repurchase programs and through tendering employee shares upon restricted share vesting for tax obligations. We repurchased no common stock during fiscal 2008. As of February 2, 2013, our cash, cash equivalents and investments were $110.0 million, with no debt, and our stockholders’ equity was $128.7 million. Our strong balance sheet allows us the ability to execute on our current strategic initiatives and growth plans.
Strategy
As part of a strategic review of business operations, we have identified what we believe are significant opportunities to turnaround our recent business trends, drive sales productivity and merchandise margin, and grow our existing store base and e-commerce business. The key elements of our opportunities are to:
Strengthen Customer Engagement and Focus. During fiscal 2012, in conjunction with a mid-2011 strategic shift geared toward providing elevated product and a narrower assortment to an older target customer, we lost our focus on our previous core fast fashion customer at Wet Seal. To regain our focus and strengthen our engagement with our core customer in both divisions, we have begun planning and implementing social media strategies highly focused on them. We have also begun to identify other methods, including customer focus groups and ongoing panels, that will allow us to achieve frequent interaction with our customers in both divisions to gain insight into their fashion needs and lifestyles to allow us to better align our organizational goals and marketing efforts with them. We have only recently begun many of these initiatives and will continue to further develop and refine them in fiscal 2013.
Re-establish and Strengthen our Brands. Through intensified customer engagement and interaction, we will be informed of how customers perceive our brands and will react with initiatives to re-establish and strengthen customer perception of our brands in both of our divisions. During fiscal 2013, we intend to first focus on offering trend right apparel and accessories that meet our customers' fashion needs. Concurrently, we will focus on improving how we communicate with our customers, both in our stores and through e-commerce, through "playfully disruptive" lease-line marketing, improved visual merchandising, and targeted social media outreach, as well as through empowering our employees providing the information and training necessary to better understand and engage our customers. Through these efforts, we believe we can regain our customers' attention and confidence in our brands.
Improve Merchandise Margin. In both our Wet Seal and Arden B divisions, we intend to improve merchandise margin by focusing on growing key categories that are more profitable, establishing formal test and re-order programs for portions of our fashion assortments, broadening our assortments to minimize category risks and providing our merchants with more flexibility to shift inventory into trending categories. We plan to enhance our planned promotional strategies, more aggressively manage inventory, continue to improve our sourcing processes and expand and strengthen our sourcing base.
Improve Store Operations and Develop a Selling Culture. We are improving customer service and strengthening customer engagement through the development of more precise labor scheduling tools to allow our store associates to focus more on our customers to increase store productivity and comparable store sales growth. We intend to increase store productivity and efficiency through streamlined operational tasks and reduced non-selling activities, and by providing our store associates with the key performance metrics needed to manage and build their business. We also will perform more detailed analysis and monitoring to identify improvement opportunities for underperforming stores. In addition, we intend to improve our employee selling skills through stronger partnerships with the merchandising organization in addition to new e-learning training and development programs.
Conservatively Grow Wet Seal Store Base and Position for Future Growth. We plan to open 19 new Wet Seal stores primarily to replace the approximately 14 to 18 stores that will be closing upon lease expiration in fiscal 2013, with openings primarily in outlet centers, in which we have experienced relatively strong sales productivity and profitability. Additionally, during fiscal 2013 we plan to remodel or relocate approximately 24 Wet Seal stores upon lease renewals. As we open new Wet Seal stores, or remodel our existing Wet Seal stores, in fiscal 2013, we intend to take advantage of favorable store construction costs for outlet centers and utilize elements of a refreshed store design that was developed in fiscal 2012. As part of a strategic planning process in fiscal 2013, we intend to further refine our real estate strategy to focus on market-by-market growth targets, target malls and/or other locations within those markets that best align with our core customer and brands. We believe these efforts should position Wet Seal for store base growth beyond fiscal 2013.
Improve Marketing. We believe we have an opportunity to improve our marketing strategies and execution. We intend to re-direct our marketing investments at both Wet Seal and Arden B in fiscal 2013 to more effectively focus on driving store and e-commerce traffic and conversion and to re-establish and strengthen our brands with our customers. We also intend to continue to enhance our e-commerce sites as marketing vehicles for our stores, including a broader utilization of social media, and to focus on direct marketing programs and improved in-store visual merchandising.
Realize Comparable Store Sales Growth Opportunity. We are focused on regaining sales productivity lost through our comparable stores sales declines experienced in fiscal 2012 and prior years, as a result of our unsuccessful strategy change in mid-2011 through fiscal 2012 and the challenging economic environment over the past several years. Sales productivity at both Wet Seal and Arden B remains below historical peaks. In fiscal 2013, we will seek to achieve comparable store sales improvement through implementing strategies noted above, which, among other things, include strengthening customer engagement and focus, re-establishing and strengthening our brands, improving merchandising, promotional and marketing practices, offering broader merchandise assortments and exploiting key merchandise category opportunities.

Total Company Quarterly Comparable Store Sales
-7.5%
-4.4%
-7.6%
-13.4%
-7.3%
-10.6%
-6.2%
-4.5%
2.0%
-4.3%
-0.1%
2.3%
7.0%
6.0%
-0.9%
-5.5%
-7.7%
-11.1%
-13.5%
-8.3%
Q1'08
Q2'08
Q3'08
Q4'08
Q1'09
Q2'09
Q3'09
Q4'09
Q1'10
Q2'10
Q3'10
Q4'10
Q1'11
Q2'11
Q3'11
Q4'11
Q1'12
Q2'12
Q3'12
Q4'12

Continue to Manage Business Conservatively in the Near Term Through our Turnaround. We have taken many recent strategic actions intended to increase our financial strength during our turnaround and to position ourselves to capitalize on our company’s growth and operating leverage opportunities when we have stabilized the business. In concert with our turnaround efforts, our near term goals include preserving a strong balance sheet, improving existing sales trends, continuing conservative growth of our Wet Seal division store base only in channels that have proven to generate strong sales productivity and profitably, pursuing capital expenditure investments that are accretive or provide efficiencies to the business and maintaining clean and more productive inventory levels. Additionally, we intend to continue to identify opportunities to further leverage our planning and allocation and merchandising systems and our distribution center sorter system, and plan to continue to closely monitor inventory positions during fiscal 2013, while seeking to have the appropriate inventory mix and levels in new trend opportunities.
Improve Arden B Business. Beginning in fiscal 2008, we significantly reduced the size and cost of the Arden B merchandising organization, refined the product development and sourcing processes to include more partnering with merchandise suppliers, and adjusted our merchandise mix and pricing and promotional strategies. The changes to the pricing and promotional strategies at Arden B included significant reductions in price points across all categories. In response to these changes, Arden B experienced positive comparable store sales results and improved merchandise margins in fiscal 2009, intermittent improvement in fiscal 2010 and early fiscal 2011, and then decline in the business in latter fiscal 2011 that continued in fiscal 2012. We closed 24 Arden B stores in fiscal 2012, and we plan to close approximately 9 additional Arden B stores in fiscal 2013 as we focus efforts on improving merchandising and marketing strategies in that brand. We believe Arden B has opportunity to generate more consistent financial growth and performance. We aim to drive further sales and profitability improvement at Arden B by better leveraging our distinctive dress business positioning into other product categories, maintaining our value-pricing strategy, and continually improving the in-store customer experience.
Expand our E-commerce Business. We stabilized our e-commerce business in fiscal 2012 and began to see growth in the latter part of the year. This stabilization was a result of employing several initiatives, including aligning our e-commerce and store shopping experiences, employing multi-channel marketing strategies, such as synergizing e-commerce customer relationship management with our store loyalty programs, expanding e-commerce-only offerings in certain key merchandise categories, significantly growing our customer contact channels, and improving e-commerce inventory planning and allocation practices. These initiatives are ongoing. We believe establishing consistent shopping and brand experiences between the e-commerce and store channels is instrumental to driving growth in our multi-channel customer base. We believe this will lead to greater long-term growth potential in our e-commerce business and add more value from our e-commerce channel as a marketing vehicle for our stores. Also, we continue to focus on and implement enhancements to our websites that will improve the customer experience.
Buying
Our buying teams are responsible for quickly identifying evolving fashion trends and developing themes to guide our merchandising strategy. Each retail division has a separate buying team. The merchandising teams for each division develop fashion themes and strategies by identifying trends and assessing how they best apply to our target customer, shopping appropriate domestic and international markets, using fashion services, and gathering references from industry publications. The buying teams then work closely with vendors to use colors, materials, and designs that create images consistent with the themes for our product offerings.
Since fiscal 2004 for our Wet Seal division, and beginning in fiscal 2008 for our Arden B division, the majority of our merchandise is designed externally. This allows us more flexibility to respond to the changing fashion trends of our target customers, to buy in smaller lots, and to reduce sourcing lead times. See also “Allocation and Distribution of Merchandise” below.
Marketing, Advertising, and Promotion
We believe that our brands are among our most important assets. Our ability to successfully increase brand awareness is dependent upon our ability to address the changing needs and priorities of each brand’s target customers. To that end, we focus many of our marketing efforts to better understand our customers and their needs and ensure we align our brand messages in our marketing, and the channels through which we deliver these messages, to our target customers. We will also continue our emphasis on visual merchandising in our stores and e-commerce sites, and in our direct marketing. As discussed further in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements included elsewhere in this Annual Report, we also offer customer loyalty programs in both of our brands. At Wet Seal, we offer a frequent buyer program in order to build loyalty to the brand, increase the frequency of visits, promote multiple item purchases, and gain direct access to the customer. At Arden B, we offer a loyalty program, “B Rewarded,” designed for the same purposes as those of our Wet Seal division. We intend to implement marketing strategies to build upon the past successes of these loyalty programs, synergize these programs with our e-commerce customer relationship management efforts, and ensure they align with our brands for each division. We also plan to more aggressively pursue customer acquisitions and to increase our use of e-commerce marketing to drive increased store traffic.
During fiscal 2012, 2011, and 2010, we spent 1.0%, 0.8%, and 0.6%, respectively, of net sales on advertising. In fiscal 2012, our primary marketing focus was on visual merchandising, including in-store promotion programs and events, and on e-commerce. We expect to decrease marketing and advertising spending modestly in fiscal 2013, and re-direct spend toward what we expect to be more effective marketing investments in support of our business strategies.
Sourcing and Vendor Relationships
We purchase our merchandise primarily from domestic vendors. For fiscal 2012, we directly imported approximately 14% of our retail merchandising receipts from foreign vendors. Although in fiscal 2012 no single vendor provided more than 10% of our merchandise, management believes we are one of the largest customers of many of our smaller vendors. Quality control is monitored and merchandise is inspected upon arrival at our Foothill Ranch, California facility.
We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier, and there are many vendors who could supply our merchandise.
Allocation and Distribution of Merchandise
Our merchandising strategies depend heavily on maintaining a regular flow of fashionable merchandise into our stores. Successful execution depends largely on our integrated buying, planning, allocation, and distribution functions. By working closely with store operations management and merchandise buyers, our teams of planners and allocators manage inventory levels and coordinate allocation of merchandise to each of our stores based on sales volume and store size, demographics, climate, and other factors that may influence an individual store’s product mix. We utilize merchandise planning software that assists us in streamlining the planning process. We also utilize size optimization software to support allocation of sizes to better align with each store’s needs.
All merchandise is received from vendors at our Foothill Ranch, California distribution center, where items are inspected and prepared for shipping to our stores. We ship merchandise to our stores by common carrier. Consistent with our goal of maintaining a regular flow of our product offerings, we frequently ship new merchandise to stores, and markdowns are taken regularly to ensure acceptable rates of sale of slow-moving inventory. We also utilize a markdown optimization system at our Wet Seal division to improve the speed of selling through slow product and improve merchandise margins. Marked-down merchandise that remains unsold is either sent to select stores for deep discounting and sale, sent to our e-commerce sites for sale, sold to an outside clearance company, or given to charity. The fulfillment process and distribution of merchandise for our e-commerce business is performed at our Foothill Ranch, California distribution center.
Information and Control Systems
Our merchandise, financial, and store computer systems are integrated and operate using primarily Oracle® technology. We maintain a large data warehouse that provides management, buyers, and planners comprehensive data that helps us identify emerging trends and manage inventories. The core systems supporting our business are frequently enhanced to support strategic business initiatives.
Our stores have a point-of-sale system operating on software provided by Oracle®. This system facilitates bar-coded ticket scanning, automatic price lookups, and centralized credit authorizations. Stores are networked to the corporate office via a centrally managed virtual private network. We utilize a store portal/intranet that is integrated with the corporate merchandise enterprise resource planning system to provide the stores and corporate staff with current information regarding sales, promotions, inventory, and shipments, and enables more efficient communications with the corporate office. We utilize wide area networking hardware at our stores, which guards against security breaches to our stores’ point-of-sale system.
We also recently upgraded our merchandising systems. In fiscal 2009, in order to further improve gross margin through the use of technology, we completed implementation of Oracle® Markdown Optimization and SAS® Size Optimization systems for our Wet Seal business. In fiscal 2010, to maximize the benefits of size optimization, we completed installation of a distribution center automated sorter system to allow automated picking of customized size ranges for each store. A major upgrade to the Oracle® Retail Merchandising system began in fiscal 2010 and was completed in early fiscal 2011. Additionally, several enhancements and upgrades were completed in fiscal 2011 to the point-of-sale systems to create more efficiency within the store environment. In fiscal 2012, to improve our in store point-of-sale process, we replaced our aging PSC® Scanners with new tablets in approximately 100 Wet Seal stores and may decide to complete roll-out of this technology to additional stores in 2013. We also completed several upgrades which included store routers, Cisco Equipment purchases and installation of a new storage area network.
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
We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through fiscal 2011 and most of fiscal 2012, as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced by our vendors, and increasing fuel costs. Although cotton prices have stabilized, the other sourcing cost pressures are expected to continue into fiscal 2013. The rising value of the currency in China relative to the U.S. dollar may also have an impact on future product costs. In response to the costs increases, we leverage our large vendor base to lower costs, are identifying new vendors and are assessing ongoing promotional strategies in efforts to maintain or improve upon historical merchandise margin levels. We cannot be certain that our business will not be affected by inflation in the future.

Trademarks
We own numerous trademarks, several of which are important to our business. Our primary and most significant trademarks and service marks are WET SEAL and ARDEN B, which are registered in the United States Patent and Trademark Office. We also have registered, or have applications pending for, a number of other trademarks including, but not limited to, B. REWARDED, BLINK by WET SEAL, BLUE ASPHALT, BUTTERFLY DESIGN, CHIC BOUTIQUE, CONTEMPO CASUALS, ENR EVOLUTION NOT REVOLUTION, FASHION INSIDER, FASHION RIGHT.ALL DAY ALL NIGHT., FIT IN. STAND OUT., iRUNWAY, LOVE THE TREND-HATE TO SPEND, LIFE'S A BLUR.FOCUS ON FASHION, ROCK THESE BLUES and URBAN VIBE. Additionally, we have registered, or have pending applications for the following international trademarks including but not limited to, WET SEAL, BLUE ASPHALT, THE WET SEAL, URBAN VIBE, ARDEN B, and CONTEMPO CASUALS. In general, the registrations for these trademarks and service marks are renewable indefinitely as long as the marks are used as required under applicable regulations. We are not aware of any significant adverse claims or infringement actions relating to our trademarks or service marks.
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
Environmental Matters
We are not aware of any federal, state, or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect on our operations of possible future environmental legislation or regulations. During fiscal 2012, we did not make any material capital expenditures for environmental control facilities and no such material expenditures are anticipated for fiscal 2013.
Government Regulation
Our company is subject to various federal, state, and local laws affecting our business, including those relating to advertising, consumer protection, privacy, health care, tax, environmental and zoning and occupancy. Each of our company’s stores must comply with licensing and regulation by a number of governmental authorities in jurisdictions in which the store is located. To date, our company has not been significantly affected by any difficulty, delay, or failure to obtain required licenses or approvals.
Our company is also subject to federal and state laws governing such matters as employment and pay practices, overtime, and working conditions. The bulk of our company's employees are paid on an hourly basis at rates related to the federal and state minimum wages. In the past, we have been assessed penalties or paid settlements to gain dismissal of lawsuits for noncompliance with certain of these laws, and future noncompliance could result in a material adverse effect on our company's operations. In July 2006, May 2007, September 2008, May 2011, and October 2011, we were served with class action complaints alleging violations under certain State of California labor laws and on April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by us against our employees. In November 2006, we reached an agreement to settle the July 2006 class action complaint for approximately $0.3 million. In March 2013, we paid $0.2 million to settle the May 2007 class action complaint. On February 4, 2013, the Court of Appeals issued a remittitur to send the September 2008 case back to the trial court where it will proceed on behalf of only the three named plaintiffs and not as a class action. On September 20, 2012, the NLRB dismissed the plaintiffs claims for the May 2011 matter; however, the matter is still pending in state court and Plaintiffs' are appealing the Court's order granting our motion to compel arbitration. On March 28, 2012, the court entered an Order denying our motion to compel arbitration for the October 2011 class action complaint, and on September 21, 2012, we filed a notice of appeal. On November 14, 2012, we reached resolution with the EEOC and several of the individual complainants that concludes the

EEOC's investigation. Between November 2012 and March 2013, we paid approximately $0.8 million to settle with individual complainants. We also agreed to programmatic initiatives that are consistent with our diversity plan. We will report progress on our initiatives and results periodically to the EEOC. Claimants with whom we did not enter into a settlement had an opportunity to bring a private lawsuit within ninety days from the date they received their November 26, 2012 right-to-sue notice from the EEOC, however, that time period is tolled for those individuals who are putative class members in a race discrimination class action filed on July 12, 2012 in the United States District Court for the Central District of California with respect to any race discrimination claims they have that are within the scope of the putative class action.
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
Employees
As of February 2, 2013, we had 7,012 employees, consisting of 1,850 full-time employees and 5,162 part-time employees. Full-time personnel consisted of 647 salaried employees and 1,203 hourly employees. All part-time personnel are hourly employees. Of all employees, 6,758 were sales personnel and 254 were administrative and distribution center personnel. Personnel at all levels of store operations are provided various opportunities for cash and/or other incentives based upon various individual store sales and other performance targets. All of our employees are nonunion and, in management’s opinion, are paid competitively at current industry standards. We believe that our relationship with our employees is good.

Item 1A. Risk Factors
Risks Related to our Business
General economic conditions, perceptions of such conditions by our customers and the impact on consumer confidence and consumer spending have adversely impacted our results of operations and may continue to do so.
Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. As a result of recent increases in payroll taxes and increasing fuel costs, disposable income has decreased, which may lead to a decrease in demand for our merchandise. In addition, continued difficult economic conditions may impact many facets of our operations, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations to us. If pressures on disposable income and poor economic conditions in the U.S. and world economic markets continue, or if they deteriorate further, our business, financial condition, and results of operations may be adversely affected.
We may continue to experience declines in comparable store sales in our Wet Seal division, and there can be no guarantee that the strategic initiatives we are implementing to improve our results will be successful.
During fiscal 2012 our comparable store sales declined by 10.1% in our Wet seal division. We have taken steps to return to our core expertise of fast fashion merchandising which long supported our success in the past in the Wet Seal division. However, there can be no guarantee that our financial results will improve and, if they do, there can be no guarantee as to the timing, duration or significance of such improvement.
We have experienced poor comparable store sales and operating results in our Arden B division, and we cannot assure that we will be able to re-establish and sustain improvements in the future.
In fiscal 2011 and 2012, we experienced weak comparable same store sales and operating results in the Arden B division due to not having the appropriate inventory levels in key performing categories and fashion content weakness. We began to see improvement in January 2013. There can be no guarantee that our efforts to improve results will be successful and that the financial performance of our Arden B division will improve.
We have experienced losses and relied on our cash reserves to fund our operations and implement our strategic growth plans.  If we are unable to improve cash flow from operations or obtain additional capital to meet our liquidity and capital resource requirements and pursue our growth strategy, our business may be adversely affected.
In recent years, we have maintained strong levels of cash, cash equivalents and investments and extinguished our debt.  However, in fiscal 2012, we incurred a net loss of $113.2 million and negative cash flow from operations of $26.2 million.  If we continue to experience negative cash flow from operations, we will need to continue to rely on our cash reserves to fund our business or seek additional capital.  There can be no assurance that any such capital would be available to us.  Accordingly, if our business does not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various actions, such as down-sizing and/or eliminating certain operations, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions, and our business may be adversely affected.
If we are unable to anticipate and react to new fashion and product demand trends, our financial condition and results of operations could be adversely affected.
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
Quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. If we determine that the carrying value of long-lived assets is not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during fiscal 2012 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $27.0 million during fiscal 2012 within asset impairment in the consolidated statements of operations to write down the carrying values of these stores' long-lived assets to their estimated fair values.
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
We may face risks associated with the transition of our senior management, newly appointed chief executive officer and our new board of directors.
In general, our success depends to a significant extent on the performance of our senior management, particularly personnel engaged in merchandising and store operations, and on our ability to identify, hire and retain additional key management personnel. We have had significant changes in management in the beginning of fiscal 2013 and during fiscal 2012, 2011, and 2010, and these changes may impact our ability to execute our business strategy.
On July 23, 2012, our previous Chief Executive Officer was terminated. On October 19, 2012, our previous Executive Vice President and Chief Merchandise Officer of our Wet Seal division resigned from our Company. On February 1, 2013, our previous President and Chief Operating Officer resigned from our Company. On February 20, 2013, our previous Senior Vice President of Store Operations resigned from our Company.
Effective January 7, 2013, we appointed Mr. John D. Goodman as our new chief executive officer. While Mr. Goodman immediately became involved in the day-to-day activities of our company, we anticipate that we will experience a transition period before he is fully integrated into the organization. During this transition period, we may experience a disruption to our customer relationships, employee morale and/or business.

In addition, our recent appointment of six new members to our Board and the resulting transition and integration of these individuals may impact our ability to execute our business strategy in the near term. On September 18, 2012, we appointed two new directors to our Board, Ms. Kathy Bronstein and Mr. John D. Goodman, who subsequently was appointed our chief executive officer, as noted above. On October 4, 2012, we entered into an agreement (“Settlement Agreement”) with Clinton Group, Inc. (“CGI”), for the purpose of resolving a pending consent solicitation and effecting an orderly change in the composition of our Board. Pursuant to the Settlement Agreement, four of the members of our Board resigned, Mr. Harold Kahn, Mr. Jonathan Duskin, Mr. Sidney Horn and Mr. Henry Winterstern, and four new directors, Ms. Dorrit Bern, Ms. Lynda Davey, Ms. Mindy Meads and Mr. John Mills, were appointed as directors of the Board to fill the four vacancies created by the resignations. While all of the recently appointed directors have become immediately engaged in our business, we expect that we will continue to experience a transition period until they are fully integrated into their roles. We cannot provide any assurance that there will not be any disruption that adversely impacts our business during such transition period.
Our business could be negatively affected as a result of the actions of activist stockholders.
Over the last few years, proxy contests and other forms of stockholder activism have been directed against numerous public companies in retail businesses, including us. As noted in the preceding risk factor, in 2012, we were engaged in a proxy contest with CGI which resulted in our entering into the Settlement Agreement and appointing four new directors to fill vacancies created by director resignations, and led to a significant increase in our operating expenses, which contributed to our net loss in fiscal 2012. Although the proxy contest was settled, we could become engaged in another proxy contest, or experience other stockholder activism, in the future. For example, on February 13, 2013, CGI delivered a letter to our Board of Directors expressing appreciation for recent measures implemented by the Board, but suggesting the return of additional capital to the Company's stockholders via a Dutch Auction share repurchase program. Our Board considered CGI's suggestion and advised CGI that it believed that our existing strategies and plans were prudent and in the best interests of the Company and its stockholders.
If stockholder activism continues or increases, particularly with respect to matters which our Board of Directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because:

•	responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management; and

•
perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel, business partners and customers.

In addition, if faced with another proxy contest, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, if individuals are elected to our Board with a differing agenda, our ability to effectively and timely implement our strategic plan and create additional value for our stockholders may be adversely affected.
These actions could cause our stock price to experience periods of volatility.
Our company's ability to attract customers to our stores depends heavily on the success of the shopping centers in which many of our stores are located.
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
Our ability to procure merchandise could be adversely affected by changes in our vendors' factoring arrangements.
Changes in our vendors' factoring arrangements may threaten the factors' financial viability and ability to provide factoring services to its customers. Although we do not have a direct relationship with factors, a portion of our vendors who supply our company with merchandise have direct factoring arrangements. Vendors who engage in factoring transactions will typically sell their accounts receivable to a factor at a discount in exchange for cash payments, which can be used to finance the business and operations of the vendors.

If the financial condition of our vendors' factors were to deteriorate and certain of our vendors were unable to procure alternative factoring arrangements from competitors of their factor on the same or substantially similar terms, our ability to timely procure merchandise for our stores could be adversely affected. This could require the devotion of significant time and attention by our management to adequately resolve such matters. In turn, our results of operations and financial condition could suffer.
Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal or state income tax purposes is subject to limitations.
We believe that our net operating losses (“NOLs”) are a valuable asset and we intend to take actions to protect the value of our NOLs. However, Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of federal net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in our stockholders' ownership interests in our company. Under Section 382, potential limitations on NOLs are triggered when there has been an “ownership change” (generally defined as a greater than 50% change (by value) in our stock ownership over a three-year period).
We incurred ownership changes in April 2005 and December 2006, which resulted in Section 382 limitations applying to NOLs generated prior to those dates, which were approximately $150.6 million. Despite these ownership changes, we may utilize all of our $121.5 million of NOLs as of February 2, 2013, to offset future taxable income. Future transactions involving the sale or other transfer of our stock may result in additional ownership changes for purposes of Section 382. The occurrence of such additional ownership changes could limit our ability to utilize our remaining NOLs and possibly other tax attributes. Limitations imposed on our ability to use NOLs and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect. Any further ownership change also could cause such NOLs and other tax attributes to expire unused, thereby reducing or eliminating the benefit of such NOLs and other tax attributes to us and adversely affecting our future cash flows.
In addition, we may determine that varying state laws with respect to NOL utilization may result in lower limits, or an inability to utilize NOLs in some states altogether, which could result in us incurring additional state income taxes. During fiscal 2008, the State of California passed legislation that suspended our ability to utilize NOLs to offset taxable income in fiscal 2008 and 2009. In late 2010, the State of California extended such legislation, which further suspended use of NOLs to fiscal 2010 and 2011. As a result, we incurred additional cash state income taxes in California. In the event that state law results in lower limits, or an inability to utilize loss carryforwards, or we become subject to federal alternative minimum tax, this could adversely affect our future cash flows.
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
Fluctuations in our revenues for the "back-to-school" season in the third fiscal quarter and the "holiday" season in the fourth fiscal quarter have a disproportionate effect on our overall financial condition, results of operations and cash flows.
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
Extreme or unseasonable weather conditions could adversely affect our business.
Extreme weather conditions in the areas in which our stores are located could adversely affect our business. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect our business.
Our failure to effectively compete with other retailers for sales and locations could have a material adverse effect on our financial condition, results of operations and cash flows.
The women's retail apparel industry is highly competitive, with fashion, quality, price, location and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores and certain other apparel retailers, including Abercrombie & Fitch, Aeropostale, American Eagle, Anthropologie, Banana Republic, BCBG, bebe, Body Central, Charlotte Russe, Express, Forever 21, Gap, Guess?, H&M, Macy's, Nordstrom, Old Navy, Pacific Sunwear, rue21, Target, Urban Outfitters, Zara, and other regional retailers. Many of our competitors are large national chains that have substantially greater financial, marketing and other resources than we do. We face a variety of competitive challenges, including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in narrowly-defined market segments;

•
sourcing innovative, high-quality products in sizes, colors and styles that appeal to consumers in our target markets and maintaining a sufficient quantity of these items for which there is the greatest demand;

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

In fiscal 2013, we currently plan to open 19 new Wet Seal stores primarily to replace the approximately 14 to 18 stores that will be closing upon lease expiration in fiscal 2013, with openings primarily in outlet centers, in which we have experienced relatively strong sales productivity and profitability. We currently plan to close approximately 9 Arden B stores in fiscal 2013 upon lease expiration, as we focus efforts on improving merchandising and marketing strategies in that business. While we compete effectively for favorable site locations and lease terms, competition for prime locations within malls and outlet centers, in particular, and within other locations is intense and we cannot assure that we will be able to obtain new locations on terms favorable to us, if at all.
In addition, actions of our competitors, particularly increased promotional activity, can negatively impact our business. In light of the continued difficult economic conditions, pricing is a significant driver of consumer choice in our industry and we regularly engage in price competition, particularly through our promotional programs. To the extent that our competitors lower prices, through increased promotional activity or otherwise, our ability to maintain gross profit margins and sales levels may be negatively impacted. There can be no assurance that our competitors' increased promotional activity will not negatively impact our business.
The upcoming expiration of leases for approximately 90 of our Wet Seal and Arden B existing stores could lead to increased costs associated with renegotiating our leases and/or relocating our stores.
We have approximately 90 existing store leases scheduled to expire in fiscal 2013. In connection with the expiration of these leases, we will have to renegotiate new leases, which could result in higher rental amounts for each store. We may not be able to obtain new lease terms that are favorable to us. In addition, as a result of renewal negotiations, we may be required by the landlord to remodel as a condition for renewal, which could result in significant capital expenditures. In addition, some landlords may refuse to renew our leases due to our lower sales per square foot as compared with other prospective tenants. If we are unable to agree to new terms with our landlords, we will have to close or relocate these stores, which could result in a significant expenditure and could lead to an interruption in the operation of our business at the affected stores, and we could be required to relocate to less desirable locations or may not be able to find viable locations at all.
Our computer hardware and software systems are vital to the efficient operation of our retail and Web-based stores, and damage to these systems could harm our business.
We rely on our computer hardware and software systems for the efficient operation of our retail and Web-based stores. Our information systems provide our management with real-time inventory, sales and cost information that is essential to the operation of our business. Due to our number of stores, geographic diversity and other factors, we would be unable to generate this information in a timely and accurate manner in the event our hardware or software systems were unavailable. These systems are vulnerable to damage or interruption from a number of factors, including earthquake, fire, flood and other natural disasters and power loss, computer systems failure, security breaches, and Internet, telecommunications or data network failure.
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
As a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
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
Our inability or failure to protect our intellectual property or our infringement of other's intellectual property could have a negative impact on our operating results.
Our trademarks and other proprietary rights are important to our success and our competitive position. We have registered trademarks for Wet Seal and Arden B (which are registered in the retail store services and other classes). We take actions to establish and protect our intellectual property. However, others may infringe on our intellectual property rights. If we fail to adequately protect our intellectual property rights, we may lose market share to our competitors, the value of our brands could be diminished and our business and results of operations could be adversely affected.
We are also subject to the risk that claims will be brought against us for infringement of the intellectual property rights of third parties, seeking to block the sale of our products as violative of their intellectual property rights or payment of monetary amounts. In particular, we are subject to copyright infringement claims for which we may not be entitled to indemnification from our suppliers. In addition, in recent years, companies in the retail industry, including us, have been subject to patent infringement claims from non-practicing entities, or “patent trolls.” Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming and result in costly litigation. As a result, any such claim, or the combination of multiple claims, could have a material adverse effect on our operating results. If we are required to stop using any of our registered or nonregistered trademarks, our sales could decline and, consequently, our business and results of operations could be adversely affected.
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
We are subject to risks associated with our procurement of products from non-U.S. based vendors and U.S. vendors that purchase products internationally, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The U.S. and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. In addition, none of our international suppliers or international manufacturers supplies or manufactures our products exclusively. As a result, we compete with other companies for the production capacity of independent manufacturers and import quota capacity. If we were unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because room under the necessary quotas was unavailable or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Violation of labor laws and practices by our suppliers could harm our business and results of operations.
Our company's policy is to use only those sourcing agents and independent manufacturers who operate in material compliance with applicable laws and regulations. The violation of laws, particularly labor laws, by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer's or sourcing agent's labor practices from those generally accepted as ethical in the U.S. or in the country in which the manufacturing facility is located, and the public revelation of those illegal or unethical practices, could cause significant damage to our company's reputation and could subject the Company to legal proceedings and/or prohibit the Company from selling product received from an accused vendor. Although our manufacturer operating guidelines promote ethical business practices, we do not control the business and operations of the manufacturers and cannot guarantee their legal and regulatory compliance.
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
In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage for those already insured. We do not expect any material short-term impact on our financial results as a result of the legislation, however, as additional requirements from the legislation continue to go into effect, the Company expects to incur an increase in its expenses. If this legislation and future changes in healthcare legislation significantly increase our expenses, our financial condition and results of operations could be adversely affected.
We face risks related to claims and legal proceedings, which could have a material adverse effect on our results of operations or financial condition.
From time to time, we are subject to various claims and legal proceedings, including, without limitation, those arising or allegedly arising out of wage and hour claims, discrimination claims and other claims under labor laws and intellectual property claims. For example, we are currently subject to the legal proceedings described under “Part I - Item 3. Legal Proceedings.” The claims and legal proceedings to which we are or may become subject could involve large damages or settlements and significant defense costs. We maintain insurance to cover a portion of the losses associated with settlements and adverse judgments, but those losses could exceed the scope of the coverage in effect, or coverage of particular claims or legal proceedings could be unavailable or denied. As a result, certain claims and legal proceedings could arise for which we do not have insurance coverage or insurance provides only partial coverage and which could have a material adverse effect on our results of operations or financial condition.
Risks Related to our Common Stock
The price of our Class A common stock has fluctuated significantly during the past several years and may fluctuate significantly in the future.
Our Class A common stock, which is traded on the NASDAQ Global Select Market, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our Class A common stock. The market price of our Class A common stock is likely to fluctuate, both because of actual and perceived changes in our operating results and prospects and because of general volatility in the stock market. The market price of our Class A common stock could continue to fluctuate widely in response to factors such as:

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
We lease all of our stores. Lease terms for our stores typically are 10 years. The leases generally provide for a fixed minimum rental, charges for common area maintenance, real estate taxes and other mall operating costs, and, on occasion, additional rental based on a percentage of sales once a minimum sales level has been reached. Certain leases include cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. When a lease expires, we generally renew that lease at current market terms. However, each renewal is based upon an analysis of the individual store’s profitability and sales potential. At the end of fiscal 2012, we had 2,063,523 square feet of leased space under retail store leases.

The following table sets forth our 530 retail stores by state or territory as of February 2, 2013:

State	Wet Seal	Arden B	State	Wet Seal	Arden B
Alabama	10	—	Montana	3	—
Alaska	1	—	Nebraska	3	—
Arizona	13	1	Nevada	5	1
Arkansas	3	—	New Hampshire	2	1
California	61	8	New Jersey	14	6
Colorado	5	—	New Mexico	4	—
Connecticut	5	—	New York	17	2
Delaware	1	—	North Carolina	9	—
Florida	35	5	North Dakota	4	—
Georgia	10	1	Ohio	19	3
Hawaii	5	—	Oklahoma	3	—
Idaho	2	—	Oregon	4	—
Illinois	19	2	Pennsylvania	22	3
Indiana	10	1	Rhode Island	3	1
Iowa	3	—	South Carolina	7	1
Kansas	6	1	South Dakota	2	—
Kentucky	5	2	Tennessee	8	—
Louisiana	5	—	Texas	37	7
Massachusetts	16	4	Utah	5	—
Maryland	10	2	Virginia	13	3
Michigan	14	2	Washington	12	1
Minnesota	10	1	West Virginia	2	—
Mississippi	3	—	Wisconsin	7	—
Missouri	9	2	Puerto Rico	2	1
The following table sets forth information with respect to store openings and closings since fiscal 2008:
Total Company

	Fiscal Years
	2012	2011	2010	2009	2008
Stores open at beginning of year	558	533	504	496	494
Stores opened during the year	13	32	41	18	13
Stores closed during the year	41	7	12	10	11
Stores open at end of year	530	558	533	504	496
Wet Seal

	Fiscal Years
	2012	2011	2010	2009	2008
Stores open at beginning of year	472	450	424	409	399
Stores opened during the year	13	28	32	17	13
Stores closed during the year	17	6	6	2	3
Stores open at end of year	468	472	450	424	409

Arden B

	Fiscal Years
	2012	2011	2010	2009	2008
Stores open at beginning of year	86	83	80	87	95
Stores opened during the year	—	4	9	1	—
Stores closed during the year	24	1	6	8	8
Stores open at end of year	62	86	83	80	87

Item 3. Legal Proceedings
On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees that were employed and paid by us on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, we reached an agreement to pay approximately $0.3 million to settle this matter. In mid-September 2012, we paid approximately $0.3 million to settle the matter plus $0.1 million in settlement administration fees.
On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of our current and former employees who were employed and paid by us from May 22, 2003 through the present. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and Wage Orders of the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs' Motion for Class Certification and Motion For Leave to File An Amended Complaint. Plaintiffs appealed both orders. On April 4, 2012, the Court of Appeal affirmed the trial court's denial of class certification and leave to amend the complaint. On September 11, 2012, the matter was transferred to a new judge in the lower court. In March 2013, we paid $0.2 million to settle the matter.
On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us from September 29, 2004 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking reimbursement for alleged uniform and business expenses, injunctive relief, restitution, civil penalties, interest, and attorney's fees and costs. On August 16, 2011, the court denied Plaintiffs' Motion for Class Certification. Plaintiffs appealed and, on October 12, 2012, the California Court of Appeals affirmed the lower court's ruling. On January 23, 2013, the California Supreme Court denied Plaintiffs' petition for review. On February 4, 2013, the Court of Appeals issued a remittitur to send the case back to the trial court where it will proceed on behalf of only the three named plaintiffs and not as a class action.
On April 24, 2009, the EEOC requested information and records relevant to several charges of discrimination by us against employees of ours. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. On November 14, 2012, we reached resolution with the EEOC and several of the individual complainants that concludes the EEOC's investigation. Between November 2012 and March 2013, we paid approximately $0.8 million to settle with individual complainants. We also agreed to programmatic initiatives that are consistent with our diversity plan. We will report progress on our initiatives and results periodically to the EEOC. Claimants with whom we did not enter into a settlement had an opportunity to bring a private lawsuit within ninety days from the date they received their November 26, 2012 right-to-sue notice from the EEOC, however, that time period is tolled for those individuals who are putative class members in a race discrimination class action filed on July 12, 2012 in the United States District Court for the Central District of California with respect to any race discrimination claims they have that are within the scope of the putative class action (see below).  On December 12, 2012, the EEOC issued a "for cause" finding related to certain allegations made by one complainant, who is the lead plaintiff in the above-referenced class action.
On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted us motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted us motion to compel arbitration. Plaintiffs appealed. On July 18, 2012, we received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with us. Plaintiffs alleged that our arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against us. On September 20, 2012, the NLRB dismissed Plaintiffs claims.
On October 27, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees who were employed in California during the time period from October 27, 2007 through the present. We were named as a defendant. Plaintiffs are seeking unpaid wages, civil and statutory penalties, restitution, injunctive relief, interest, and attorneys' fees and costs. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On March 28, 2012, the court entered an Order denying us motion to compel arbitration. On September 21, 2012, we filed a notice of appeal.
On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of our current and former African American retail store employees. We were named as a defendant. The complaint alleges various violations under 42 U.S.C. § 1981, including allegations that the Company engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs are also alleging retaliation. Plaintiffs are seeking reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys' fees, and interest.
As of February 2, 2013, we have accrued $6.4 million for loss contingencies in connection with the litigation matters enumerated above. We are vigorously defending the pending matters and will continue to evaluate our potential exposure and estimated costs as these matters progress. Future developments may require us to increase the amount of this accrual, which could have a material adverse effect on our results of operations or financial condition.
From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims, insurance may cover a portion of such losses. However, certain matters could arise for which we do not have insurance coverage or for which insurance provides only partial coverage. These matters could have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
We have two classes of common stock: Class A and Class B. Through February 24, 2013, our Class A common stock was listed on the NASDAQ Global Select Market under the symbol “WTSLA.” On February 25, 2013, we changed the symbol under which our Class A common stock is listed on the NASDAQ Global Select Market to "WTSL." As of March 21, 2013, there were 621 stockholders of record of our Class A common stock. The closing price of our Class A common stock on March 21, 2013, was $3.05 per share. As of March 21, 2013, there were no shares of our Class B common stock outstanding.
Price Range of Stock
The following table reflects the high and low closing sale prices of our Class A common stock as reported by NASDAQ for the last two fiscal years:

Quarter	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First quarter	$3.69	$3.16	$4.55	$3.41
Second quarter	$3.37	$2.66	$5.10	$3.85
Third quarter	$3.29	$2.72	$5.04	$4.00
Fourth quarter	$3.01	$2.66	$4.32	$3.08
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of February 2, 2013, about our common stock that may be issued upon the exercise of options, warrants, and rights granted to employees, consultants, or members of our Board of Directors under our existing equity compensation plans, including our 1996 Long-Term Incentive Plan, as amended; our 2000 Stock Incentive Plan; and our 2005 Stock Incentive Plan, as amended:

Plan category	(a)		(b)		(c)
	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,208,659	(1)	$4.29	(2)	4,807,704
Equity compensation plans not approved by security holders	—		—		—
Total	2,208,659		$4.29		4,807,704

(1)	Includes 1,564,167 outstanding vested and non-vested stock options and 644,492 shares of non-vested restricted common stock.

(2)
Includes 1,564,167 stock options exercisable at a weighted-average exercise price of $4.29. A weighted-average exercise price is not applied to the 644,492 shares of non-vested restricted common stock.

Stock Price Performance Graph
The following graph compares the cumulative stockholder return on our Class A common stock with the return on the Total Return Index for the NASDAQ Global Select Market (US) and the NASDAQ Retail Trade Stocks. The graph assumes $100 invested on February 1, 2008, in the stock of The Wet Seal Inc., the NASDAQ Global Select Market (US), and the NASDAQ Retail Trade Stocks. It also assumes that all dividends are reinvested.
Comparison of Cumulative Total Return for the Class A Common Stock
of The Wet Seal, Inc. February 1, 2008 through February 1, 2013(1)

400
300
200
100
0
Dollars
02/01/08
01/30/09
01/29/10
01/28/11
01/27/12
2/1/2013
Wet Seal
Nasdaq Stock Market
Nasdaq Retail Trade Stocks

	January 30, 2009*	January 29, 2010*	January 28, 2011*	January 27, 2012*	February 1, 2013*
The Wet Seal, Inc.	$84	$108	$114	$117	$89
NASDAQ Global Select Market (US)	$60	$88	$112	$120	$141
NASDAQ Retail Trade Stocks	$57	$84	$105	$128	$169
 *    Closest preceding trading date to the beginning of our fiscal year.

(1)
Returns are based upon the premise that $100 is invested in each of (a) our Class A common stock, (b) NASDAQ Global Select Market, and (c) the index of NASDAQ Retail Trade Stocks on February 2, 2007, and that all dividends (if any) were reinvested. Over a five-year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each fiscal year of the Wet Seal, Inc. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Unregistered Sales of Equity Securities
(a) None.
(b) None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 28, 2012 to November 24, 2012	116,700	$2.91	—	—
November 25, 2012 to December 29, 2012	—	—	—	—
December 30, 2012 to February 2, 2013	—	—	—	—

(1)
An employee of our company tendered 116,700 shares of our Class A common stock upon restricted and performance stock vesting to satisfy employee withholding tax obligations for a total cost of approximately $0.3 million.

As of February 2, 2013, 141,301 repurchased shares, at a cost of $0.4 million, as well as 669,467 shares reacquired by the Company, at no cost, upon employee and director forfeitures of stock-based compensation, were not yet retired.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial and other data as of the end of and for the 2008 through 2012 fiscal years. The following selected financial data has been derived from our audited consolidated financial statements. The data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.
Five-Year Financial Summary
(In thousands, except per-share and per square foot amounts, ratios, share data, store data, and square footage data)

Fiscal Year	2012	2011	2010	2009	2008
Operating Results
Net sales	$580,397	$620,097	$581,194	$560,918	$592,960
Cost of sales	$439,896	$424,661	$401,287	$394,092	$400,521
Gross margin	$140,501	$195,436	$179,907	$166,826	$192,439
Selling, general, and administrative expenses	$183,790	$165,933	$150,432	$141,633	$154,671
Asset impairment	$27,000	$4,503	$4,228	$2,341	$5,611
Operating (loss) income	$(70,289)	$25,000	$25,247	$22,852	$32,157
(Loss) income before provision for income taxes	$(70,328)	$25,061	$22,539	$22,366	$31,010
Net (loss) income(1)	$(113,231)	$15,082	$12,570	$86,870	$29,688
Per-Share Data
Net (loss) income per share, basic	$(1.28)	$0.16	$0.12	$0.86	$0.30
Net (loss) income per share, diluted	$(1.28)	$0.16	$0.12	$0.85	$0.30
Weighted-average shares outstanding, basic	88,705,289	92,713,516	99,255,952	95,685,557	93,172,635
Weighted-average shares outstanding, diluted	88,705,289	92,762,077	99,412,817	96,250,188	94,099,234
Other Financial Information
Cash, cash equivalents, and investments	$109,973	$157,185	$176,052	$161,693	$142,064
Working capital	$95,498	$160,921	$183,453	$170,102	$130,716
Ratio of current assets to current liabilities	2.5	4.0	4.0	4.3	3.7
Total assets(1)	$226,506	$330,533	$368,532	$347,670	$256,659
Long-term debt, including current portion(2)	$—	$—	$—	$3,540	$2,707
Total stockholders’ equity	$128,732	$241,072	$275,693	$260,139	$171,208
Other Operating Information
Number of stores open at year-end	530	558	533	504	496
Number of stores opened during the year	13	32	41	18	13
Number of stores closed during the year	41	7	12	10	11
Square footage of leased store space at year-end:
Total Company	2,063,523	2,152,712	2,042,546	1,918,309	1,879,395
Wet Seal	1,871,307	1,886,791	1,787,088	1,674,048	1,612,189
Arden B	192,216	265,921	255,458	244,261	267,206
Average sales per square foot of leased store space(3):
Total Company	$251	$278	$276	$277	$297
Wet Seal	$245	$271	$267	$268	$292
Arden B	$296	$327	$341	$339	$326
Average sales per store(3):
Total Company	$969	$1,071	$1,052	$1,052	$1,123
Wet Seal	$979	$1,082	$1,056	$1,056	$1,149
Arden B	$919	$1,010	$1,034	$1,035	$1,011
Comparable store sales (decrease) increase(4):
Total Company	(10.1)%	1.2%	0.1%	(7.1)%	(8.5)%
Wet Seal	(10.1)%	2.0%	0.0%	(8.5)%	(4.5)%
Arden B	(9.9)%	(3.4)%	0.6%	0.2%	(23.5)%

(1)
Net income and the increase in total assets for fiscal 2009 include the reversal of the valuation allowance against the net deferred tax assets in the amount of $64.7 million, recorded as a benefit for income taxes. Net loss and the decrease in total assets for fiscal 2012 include a tax provision of $71.1 million in order to establish a valuation allowance against our deferred tax assets, recorded as a provision for income taxes.

(2)	Long-term debt is presented net of unamortized discount of $2.1 million and $2.7 million for fiscal 2009 and fiscal 2008, respectively.

(3)
Sales during the 53rd week of fiscal 2012 were excluded from "sales" for purposes of calculating "average sales per square foot of leased store space" and "average sales per store" in order to make fiscal 2012 comparable to fiscal 2011, 2010, 2009, and 2008.

(4)
"Comparable store sales" for fiscal 2012 (a 53-week fiscal year) includes a comparison of the 53rd week of comparable store sales in fiscal 2012 to the first week of comparable store sales in fiscal 2012. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation.

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
Executive Overview
We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 39 years old. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At February 2, 2013, we had 530 retail stores in 47 states and Puerto Rico. Of the 530 stores, there were 468 Wet Seal stores and 62 Arden B stores.
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
Our fiscal year ends on the Saturday closest to the end of January. The reporting periods include 53 weeks of operations ended February 2, 2013 (fiscal 2012) and 52 weeks of operations ended January 28, 2012 (fiscal 2011) and January 29, 2011 (fiscal 2010).
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
Operating (loss) income—We view operating (loss) income as a key indicator of our financial success. The key drivers of operating (loss) income are comparable store sales, gross margins and the changes we experience in operating costs.
Cash flow and liquidity (working capital)—We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our audited consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.
We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 - "Summary of Significant Accounting Policies," to our audited consolidated financial statements included elsewhere in this Annual Report.
The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our audited consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.
We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, short-term investments, merchandise inventories, long-lived assets, stock-based compensation, accounting for income taxes, insurance reserves and legal loss contingencies.
Revenue Recognition
Sales are recognized upon purchases by customers at our retail store locations. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, revenue is recognized at the estimated time goods are received by customers. E-commerce customers typically receive goods within four days of being shipped. Shipping and handling fees billed to customers for e-commerce sales are included in net sales. For fiscal 2012, 2011, and 2010, shipping and handling fee revenues were $2.3 million, $3.0 million and $3.2 million, respectively, within net sales on the consolidated statements of operations.
We have recorded accruals to estimate sales returns by customers based on historical sales return results. Our sales return policy allows customers to return merchandise within 21 days of original purchase. Wet Seal retail store merchandise may be returned for store credit only and Arden B retail store merchandise may be returned for cash refund or store credit within seven days of the original purchase date, and for store credit only thereafter. For Wet Seal and Arden B e-commerce sales, merchandise may be returned within 21 days for a full refund. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the consolidated balance sheets and was $0.2 million at both February 2, 2013, and January 28, 2012.
We recognize the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates and store credits until we are released from such liability. Our gift cards, gift certificates and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates and store credits are not redeemed or recovered (“breakage”). Based upon historical redemption trend data, we determined that the likelihood of redemption of unredeemed gift cards, gift certificates and store credits two years after their issuance is remote and, accordingly, we adjust our unearned revenue liability quarterly to record breakage as additional sales for gift cards, gift certificates and store credits that remained unredeemed two years after their issuance. Our net sales for fiscal 2012, 2011, and 2010 included benefits of $1.1 million, $1.1 million and $1.4 million, respectively, to reduce our unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities in the consolidated balance sheets and was $5.4 million and $5.5 million at February 2, 2013 and January 28, 2012, respectively. If actual redemptions ultimately differ from the assumptions underlying our breakage adjustments, or our future experience indicates the likelihood of redemption of gift cards, gift certificates and store credits becomes remote at a different point in time after issuance, we may recognize further significant adjustments to our accruals for such unearned revenue, which could have a significant effect on our net sales and results of operations.
We maintain a frequent buyer program, the fashion insider card, through our Wet Seal division. Under the program, customers receive a 10% to 20% discount on all purchases made during a 12-month period and are provided $5-off coupons that may be used on purchases during such period. The annual membership fee of $20 is nonrefundable. Discounts received by customers on purchases using the fashion insider program are recognized at the time of such purchases.
We recognize membership fee revenue under the fashion insider program on a straight-line basis over the 12-month membership period. From time to time, we test alternative program structures, and promotions tied to the program, and may decide to further modify the program in ways that could affect customer usage patterns. As a result of this program testing and potential further modifications, we believe it is appropriate to maintain straight-line recognition of membership fee revenue. We may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales. The unearned revenue for this program is recorded in accrued liabilities in the consolidated balance sheets and was $5.7 million and $5.3 million at February 2, 2013 and January 28, 2012, respectively.
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
We convert into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if unredeemed after 60 days. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $1.1 million and $1.3 million at February 2, 2013 and January 28, 2012, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record adjustments to the unearned revenue accrual, which would affect net sales.
Short-term Investments
Our short-term investments consisted of interest-bearing bonds of various U.S. Government agencies and certificates of deposit, have maturities that are less than one year and are carried at amortized cost plus accrued income due to our intent to hold to maturity. Short-term investments on the consolidated balance sheets were $67.7 million at February 2, 2013.
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
Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns, including permanent and promotional markdowns, on a cost basis in fiscal 2012, 2011, and 2010, were $108.2 million, $86.4 million, and $84.2 million, respectively, and represented 18.6%, 13.9%, and 14.5% of net sales, respectively. We accrued $3.9 million and $4.3 million for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of February 2, 2013 and January 28, 2012, respectively.
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

Long-Lived Assets
We evaluate the carrying value of long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, based on discounted estimated future cash flows using our weighted average cost of capital. With regard to store assets, which are comprised of leasehold improvements, fixtures and computer hardware and software, we consider the assets at each individual store to represent an asset group. In addition, we considered the relevant valuation techniques that could be applied without undue cost and effort and have determined that the discounted estimated future cash flow approach provides the most relevant and reliable means by which to determine fair value in this circumstance.
We conduct our quarterly impairment evaluation at the individual store level using the guidance under applicable accounting standards. The quarterly analysis includes our estimates of future cash flows using only the cash inflows and outflows that are directly related to each store over the remaining lease term. Key assumptions made by us and included within our cash flow estimates are future sales and gross margin projections. We determine the future sales and gross margin projections by considering each store's recent and historical performance, our overall performance trends and projections and the potential impact of strategic initiatives on future performance.
Our evaluation during fiscal 2012, 2011, and 2010 included impairment testing of 157, 20, and 25 stores and resulted in 116, 18, and 19 stores being impaired, respectively, as their projected future cash flows were not sufficient to cover the net carrying value of their assets. As such, we recorded the following non-cash charges related to our retail stores within asset impairment in the consolidated statements of operations, to write down the carrying values of these stores' long-lived assets to their estimated fair values (in thousands except for number of stores).

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands, expect for number of stores)
Aggregate carrying value of all long-lived assets impaired	$27,086	$4,590	$4,456
Less: Impairment charges	27,000	4,503	4,228
Aggregate fair value of all long-lived assets impaired	$86	$87	$228
Number of stores with asset impairment	116	18	19
Of the 41 stores that were tested and not impaired during fiscal 2012, as of February 2, 2013, twelve could be deemed to be at risk of future impairment. When making this determination, we considered the potential impact that reasonably possible changes to sales and gross margin performance versus our current projections for these stores could have on their current estimated cash flows.
In addition to recent and historical performance, we consider the positive impact expected from our strategic initiatives when determining the key assumptions to use within the projected cash flows for each store during our quarterly analysis. If we are not able to achieve our projected key financial metrics, and strategic initiatives being implemented do not result in significant improvements in our current financial performance trend, we may incur additional impairment charges in the future for those stores tested and not deemed to be impaired in our most recent quarterly analysis, as well as for additional stores not tested in our most recent quarterly analysis.
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
The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Cost of sales	$300	$271	$2
Selling, general, and administrative expenses	2,649	4,376	1,785
Stock-based compensation	$2,949	$4,647	$1,787
Accounting for Income Taxes
Our provision for income taxes, deferred tax assets and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid and tax benefits to be realized. We are subject to income taxes in the United States federal jurisdiction as well as various state jurisdictions within the United States. Significant judgments and estimates are required in determining the consolidated provision for income taxes.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss ("NOLs"), pursuant to applicable accounting standards. In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized using all available positive and negative evidence, including our 3-year cumulative operating results, projected future taxable income and tax planning strategies. In projecting future taxable income, we begin with historical results adjusted for the results of changes in accounting policies and incorporate assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the business. These estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. In accordance with the applicable accounting standards, we maintain a valuation allowance for a deferred tax asset when it is deemed it to be more likely than not that some or all of the deferred tax asset will not be realized. As a result of our evaluation of all evidence as of February 2, 2013, we concluded that it was more likely than not that we would not realize our net deferred tax assets and we recorded a $71.1 million increase to provision for income taxes in order to establish a valuation allowance against our deferred tax assets. As a result, we have discontinued recognizing income tax benefits related to our NOLs until it is determined that it is more likely than not that we will generate sufficient taxable income to realize the benefits from our deferred tax assets. For further information, see Note 3 - "Income Taxes," to the Notes to Consolidated Financial Statements in this Annual Report.
In addition, we evaluate our charitable contributions carryforward for likelihood of realizability prior to expiration and provide a valuation allowance against any amounts that are deemed more likely than not to be unrealizable.

During the third quarter of fiscal 2010, we implemented a change in tax method, upon filing our 2009 federal income tax return, which resulted in the reduction of deferred tax assets related to our charitable contribution carry forwards of $0.5 million. This decrease was recorded as a deferred income tax charge and increased our effective income tax rate.
Our effective income tax rate for fiscal 2012 was approximately negative 61.0% due to the recording of a valuation allowance against our net deferred tax assets. We also incurred cash payable for income taxes for the fiscal year of approximately 0.16% of pre-tax loss, representing certain state income taxes.

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
Despite these ownership changes, we may utilize all of our $121.5 million of NOLs as of February 2, 2013, to offset future taxable income. We may experience additional ownership changes in the future, which could further limit the amount of federal NOLs annually available. As of February 2, 2013, there have been no ownership changes since 2006.
In addition, we may determine that varying state laws with respect to NOL utilization may result in lower limits, or an inability to utilize NOLs in some states altogether, which could result in us incurring additional state income taxes. During fiscal 2008, the State of California passed legislation that suspended our ability to utilize NOLs to offset taxable income in fiscal 2008 and 2009. In late 2010, the State of California extended such legislation that further suspended use of NOLs to fiscal 2010 and 2011. As a result, we incurred additional cash state income taxes in California. The Company may also generate income in future periods on a federal alternative minimum tax basis, which would result in alternative minimum taxes payable on a portion of such income.
The calculation of our tax assets involves assessing uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our operations. At February 2, 2013, we had no significant unrecognized tax benefits or expenses that, if recognized, would affect our effective income tax rate in future periods. We are currently unaware of any issues under review that could result in significant payments, accruals or material deviations from our recognized tax positions. However, if we later identify other income tax issues that result in significant additional payments or necessary accruals, this could have a material adverse effect on our reported results.
Insurance Reserves
We are partially self-insured for our workers’ compensation and employee group health plans. Under the workers’ compensation insurance program, we are liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.4 million. Under our employee group health plan, we are liable for a deductible of $0.175 million for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to adjustment based on the number of participants in the plan each month. For both of these insurance plans, we record a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. We will continue to adjust the estimates as actual experience dictates. A significant change in the number or dollar amount of claims could cause us to revise our estimate of potential losses and affect our reported results. Included in accrued liabilities within the consolidated balance sheets as of February 2, 2013 and January 28, 2012, are $2.1 million and $2.0 million, respectively, for reported claims and estimated unreported claims under our self-insured workers’ compensation and employee group health plans.
Legal Loss Contingencies
We are subject to the possibility of various legal losses. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. As of February 2, 2013, we have accrued $6.4 million for loss contingencies in connection with the litigation matters discussed in Note 6 - "Commitments and Contingencies." We are vigorously defending the pending matters and will continue to evaluate our potential exposure and estimated costs as these matters progress. Future developments may require us to increase the amount of this accrual, which could have a material adverse effect on our results of operations or financial condition.

Current Trends and Outlook
The retail environment in the U.S. showed improvement in fiscal 2012, but only modest growth in the retail industry is expected for fiscal 2013 due to continued uncertainty regarding the global economy and the slow recovery in the U.S. housing market and unemployment rates, as well as recent increases to payroll taxes and fuel costs pressuring disposable income. In addition, U.S. gross domestic product growth remains slow, further contributing to a volatile, and generally weak, retail environment. In fiscal 2012, we ran aggressive promotions and incurred high levels of clearance markdowns at both Wet Seal and Arden B to address product that was performing below expectations. This accelerated beginning in the fiscal 2012 third quarter, in an effort to clear merchandise from a previous strategy in effect from mid-2011 through the first half of fiscal 2012 at our Wet Seal division, through which we sought to provide elevated product and a narrower merchandise assortment to an older customer than who we had previously targeted. In the fiscal 2012 third quarter, we began to re-merchandise our Wet Seal stores with product intended to appeal to a wider demographic and with a broader merchandise assortment, similar to our strategy prior to mid-2011. During re-merchandising and liquidation of the underperforming inventory, we experienced significant declines in our merchandise margin and comparable store sales. In addition, as a result of external macro-economic factors, such as rising fuel prices and increased payroll taxes on our customer, we expect an aggressive competitive environment in fiscal 2013 that will continue to require promotional activities that could prove challenging to margin improvement if not properly planned and managed.
Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Disposable income has decreased due to increases payroll taxes and increasing fuel costs, noted above, that may adversely impact the demand for our merchandise. In addition, continued difficult economic conditions may impact many facets of our operations, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations to us. Although we believe we are sufficiently prepared and financially strong enough to endure the potential impact of current pressures on disposable income, and the current weak economic conditions in the U.S. and world economic markets, if such conditions continue, or if they deteriorate further, our business, financial condition, and results of operations may be further materially adversely affected.
Our comparable store sales decreased 10.1% during fiscal 2012, driven by a 10.1% comparable store sales decrease in our Wet Seal division and a 9.9% comparable store sales decrease in our Arden B division. The Wet Seal division's comparable store sales decrease was primarily driven by a decrease in transaction volume and average dollar sales per transaction, which was driven by a decrease in average unit selling price, partially offset by an increase in units purchased per customer. At Wet Seal, our underperformance reflected the failure of our mid-2011 through mid-2012 strategy to offer more elevated product for an older target customer. Upon changing our strategy back to our traditional fast fashion model focused on a range of customers from young teens to early twenties, aggressive promotions were required to re-merchandise the store, further leading to poor performance in the third and fourth quarters of fiscal 2012. The Arden B division comparable store sales decrease was primarily driven by a decline in transaction volume and a decrease in average dollar sales per transaction, which was driven by a decrease in average unit selling price, partially offset by an increase in units purchased per customer. At Arden B, our performance reflects product content that was not well received by our customer. Our combined e-commerce sales remained consistent at $35.3 million during fiscal 2012, as compared to fiscal 2011.
Store Openings and Closures
During fiscal 2012, we opened 13 and closed 17 Wet Seal stores and closed 24 Arden B stores. We believe future closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease.
We currently plan to open 19 new Wet Seal stores primarily to replace the approximately 14 to 18 stores that will be closing upon lease expiration in fiscal 2013, with openings primarily in outlet centers, in which we have experienced relatively strong sales productivity and profitability. We currently plan to close approximately 9 Arden B stores in fiscal 2013 upon lease expiration, as we focus efforts on improving merchandising and marketing strategies in that business.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of net sales for the fiscal year indicated. The discussion that follows should be read in conjunction with the table below:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	75.8	68.5	69.0
Gross margin	24.2	31.5	31.0
Selling, general, and administrative expenses	31.6	26.8	26.0
Asset impairment	4.7	0.7	0.7
Operating (loss) income	(12.1)	4.0	4.3
Interest (expense) income, net	(—)	—	(0.4)
(Loss) income before provision for income taxes	(12.1)	4.0	3.9
Provision for income taxes	7.4	1.6	1.7
Net (loss) income	(19.5)%	2.4%	2.2%
Fiscal 2012 compared to Fiscal 2011
The following summarizes the consolidated operating results of our company. This discussion is followed by an overview of operating results by reportable segment. Fiscal 2012 includes 53 weeks of operations and fiscal 2011 includes a 52 weeks of operations.
Net Sales

	2012	Change From Prior Fiscal Year		2011
	($ in millions)
Net sales	$580.4	$(39.7)	(6.4)%	$620.1
Comparable store sales decrease			(10.1)%
Net sales for fiscal 2012 decreased primarily as a result of the following:

•
A decrease of 10.1% in comparable store sales, resulting from an 10.7% decrease in comparable store average transactions partially offset by a 0.5% increase in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction increased mainly due to a 3.2% increase in the number of units purchased per customer, partially offset by a 3.0% decrease in average unit retail prices; and

•	A decrease in number of stores open, from 558 stores as of January 28, 2012, to 530 stores as of February 2, 2013.
Net sales for our e-commerce business compared to the prior year, which is not a factor in calculating our comparable store sales, remained consistent at $35.3 million.
Cost of Sales

	2012	Change From Prior Fiscal Year		2011
	($ in millions)
Cost of sales	$439.9	$15.2	3.6%	$424.7
Percentage of net sales	75.8%		7.3%	68.5%
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
Cost of sales increased primarily due to higher markdowns, partially offset by a decrease in occupancy cost as a result of the decrease in number of stores, from 558 stores as of January 28, 2012, to 530 stores as of February 2, 2013.
Selling, General, and Administrative Expenses (SG&A)

	2012	Change From Prior Fiscal Year		2011
	($ in millions)
Selling, general, and administrative expenses	$183.8	$17.9	10.8%	$165.9
Percentage of net sales	31.6%		4.8%	26.8%
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
Selling expenses increased approximately $0.4 million from the prior year, to $132.1 million. As a percentage of net sales, selling expenses were 22.8%, or 140 basis points higher than a year ago.
The following contributed to the current year increase in selling expenses:

•
A $1.1 million increase in advertising and marketing expenditures driven by an increase in our e-commerce advertising, primarily due to increased fees for social data services and increased photo shoots;

•	A $0.6 million increase in e-commerce fulfillment costs due to higher transaction volume;

•
A $0.4 million net increase in store payroll and benefits costs due to a 53 week period in fiscal 2012 vs. a 52 week period in fiscal 2011, partially offset by our decline in comparable store sales and number of stores; and

•	A $0.3 million increase in travel and meeting costs primarily associated with additional field employee training.
However, the increases in selling expenses were partially offset by the following decreases:

•	A $1.4 million decrease in credit card fees due to a decline in average processing fees as a percentage of sales and decreased sales volume;

•	A $0.4 million decrease in store supplies as a result of decreased sales volume and a decrease in number of stores; and

•	A $0.2 million decrease in bags and boxes usage as a result of decreased sales volume.
General and administrative expenses increased approximately $17.5 million from the prior year, to $51.7 million. As a percentage of net sales, general and administrative expenses were 8.8%, or 340 basis points higher than a year ago.
The following contributed to the current year increase in general and administrative expenses:

•	A $6.8 million increase in loss contingency charges for various litigation matters;

•	A $4.1 million increase in legal fees associated with employment-related and various other legal matters;

•	A $3.2 million increase in severance costs resulting primarily from the departure of our previous chief executive officer and chief operating officer;

•
A $2.4 million increase in professional fees associated with a proxy solicitation, which included two investment banker retention agreements. This proxy solicitation led to the replacement of four members of our Board of Directors;

•	A $1.7 million increase in corporate wages primarily due to corporate filled positions;

•	A $0.4 million increase in Board of Directors' fees for a cash payment to our previous Chairman of the Board for additional services provided and for new directors added to the Board;

•	A $0.3 million increase in severance costs resulting from a workforce reduction completed in January 2013;

•	A $0.2 million increase in computer maintenance costs;

•	A $0.2 million increase in corporate incentive bonuses due to an employee retention plan; and

•	A $0.1 million increase in audit fees due to a change in timing of services performed as compared to the prior year.
However, the increases in general and administrative expenses were partially offset by the following decreases:

•	A $1.7 million decrease in stock compensation primarily due to forfeitures related to the departure of our previous chief executive officer and chief operating officer; and

•
A $0.2 million decrease in recruiting fees related to our searches for a new chief executive officer, president and chief operating officer and vice president of our e-commerce business in fiscal 2011.

Asset Impairment

	2012	Change From Prior Fiscal Year		2011
	($ in millions)
Asset impairment	$27.0	$22.5	499.6%	$4.5
Percentage of net sales	4.7%		4.0%	0.7%
Based on our quarterly assessments of the carrying value of long-lived assets, during fiscal 2012 and fiscal 2011, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such stores' respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $27.0 million and $4.5 million, respectively.
Interest (Expense) Income, Net

	2012	Change From Prior Fiscal Year		2011
	($ in millions)
Interest (expense) income, net	$ (—)	$(0.1)	—%	$0.1
Percentage of net sales	(—)%		—%	—%
We generated interest expense, net, of less than $0.1 million during fiscal 2012 primarily from the amortization of deferred financing costs, partially offset by earnings from investments in cash and cash equivalents and short-term investments, and we generated interest income, net, of $0.1 million during fiscal 2011, primarily from earnings from investments in cash and cash equivalents and short-term investments, partially offset by amortization of deferred financing costs.
Provision for Income Taxes

	2012	Change From Prior Fiscal Year		2011
	($ in millions)
Provision for income taxes	$42.9	$32.9	329.9%	$10.0
As a result of our evaluation of the realizability of our net deferred tax assets as of February 2, 2013, we concluded, based upon review of all evidence, that it was more likely than not that our deferred tax assets will not be realized and, accordingly, recorded a provision for income taxes of $71.1 million to establish a valuation allowance against our deferred tax assets. Despite our pre-tax loss in fiscal 2012, due to the impact of the establishment of a valuation allowance against net deferred tax assets, we recognized a net provision for income taxes. As a result, our effective tax rate for fiscal 2012 is not comparable to the effective tax rate for fiscal 2011.
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

Wet Seal:

(in thousands, except percentages, sales per square foot and number of stores data)	Fiscal 2012	Fiscal 2011
Net sales	$495,027	$526,105
Percentage of consolidated net sales	85%	85%
Comparable store sales percentage (decrease) increase compared to the prior fiscal year	(10.1)%	2.0%
Operating (loss) income	$(13,086)	$55,661
Sales per square foot	$245	$271
Number of stores as of year-end	468	472
Square footage as of year-end	1,871	1,887
The comparable store sales decrease during fiscal 2012 was due to a decrease of 10.8% in comparable store average transactions, partially offset by an increase of 0.5% in comparable store average dollar sales per transaction. The increase in comparable store average dollar sales per transaction resulted from a 3.1% increase in units purchased per customer, partially offset by a 2.9% decrease in our average unit retail prices. The net sales decrease was attributable to the comparable store sales decline and a decrease in the number of stores compared to prior year, offset by a $0.8 million increase in net sales in our e-commerce business.
Wet Seal generated an operating loss of 2.6% of net sales during fiscal 2012 versus operating income of 10.6% of net sales during fiscal 2011. The decrease was primarily due to our unsuccessful strategy change in effect from mid-2011 through the first half of fiscal 2012 in our Wet Seal division through which we sought to provide elevated product and a narrower merchandise assortment to an older customer than who we had previously targeted. In an effort to clear merchandise from this previous strategy, we ran aggressive promotions and took high levels of clearance markdowns, resulting in significant declines in our merchandise margin and comparable store sales. In addition, this performance led to an increase in asset impairments to $24.0 million to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. During fiscal 2011, operating income included asset impairment charges of $2.6 million.
Arden B:

(in thousands, except percentages, sales per square foot and number of stores data)	Fiscal 2012	Fiscal 2011
Net sales	$85,370	$93,992
Percentage of consolidated net sales	15%	15%
Comparable store sales percentage decrease compared to the prior fiscal year	(9.9)%	(3.4)%
Operating (loss) income	$(7,757)	$1,491
Sales per square foot	$296	$327
Number of stores as of year-end	62	86
Square footage as of year-end	192	266
The comparable store sales decrease during fiscal 2012 was due to a decrease of 9.7% in comparable store average transactions and a decrease of 0.3% in comparable store average dollar sales per transaction. The decrease in comparable store average dollar sales per transaction resulted from a 6.9% decrease in our average unit retail prices, partially offset by a 7.2% increase in units purchased per customer. The net sales decrease was attributable to the comparable store sales decline, a decrease in the number of stores compared to the prior year, and a decrease of $0.8 million in net sales in our e-commerce business.
Arden B generated an operating loss of 9.1% of net sales during fiscal 2012, compared to operating income of 1.6% of net sales during fiscal 2011. This decrease was due primarily to a decrease in merchandise margin as a result of significantly higher markdown rates and an increase in occupancy costs due to the deleveraging effect of the significant decline in comparable store sales. Additionally, during fiscal 2012 and fiscal 2011, operating (loss) income included asset impairment charges of $3.0 million and $1.9 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

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
Selling expenses increased approximately $11.8 million from the prior year to $131.7 million. As a percentage of net sales, selling expenses were 21.4%, or 60 basis points higher than a year ago.
The following contributed to the increase in selling expenses:

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
The following contributed to the increase in general and administrative expenses:

•
A $2.6 million increase in stock compensation expense, primarily due to an increase in executive stock compensation for our former chief executive officer and our former president and chief operating officer;

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

•	A $0.7 million decrease in legal fees associated with various legal matters;

•	A $0.3 million decrease in audit fees due to a change in timing of services performed as compared to the prior year; and

•	A $0.2 million increase in other income due to the receipt of insurance proceeds for storm damage business interruption to a Wet Seal store.
Asset Impairment

	2011	Change From Prior Fiscal Year		2010
	($ in millions)
Asset impairment	$4.5	$0.3	6.5%	$4.2
Percentage of net sales	0.7%		—%	0.7%
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

Interest Income (Expense), Net

	2011	Change From Prior Fiscal Year		2010
	($ in millions)
Interest income (expense), net	$0.1	$2.8	102.3%	$(2.7)
Percentage of net sales	—%		0.4%	(0.4)%
We generated interest income, net, of $0.1 million in fiscal 2011, primarily from investments in cash, cash equivalents and short-term investments.
We incurred interest expense, net, of $2.7 million in fiscal 2010 comprised of:

•
Interest charges of $2.8 million, consisting of $2.1 million of non-cash charges and a $0.7 million conversion/exercise inducement fee related to the conversion of $4.7 million of our secured convertible notes (“Notes”) into 3,111,111 shares of our common stock and $1.6 million of our convertible preferred stock (“Preferred Stock”) into 537,000 shares of our common stock, and the exercise of Series E warrants into 625,000 shares of our common stock;

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

Provision for Income Taxes

	2011	Change From Prior Fiscal Year		2010
	($ in millions)
Provision for income taxes	$10.0	$—	—%	$10.0
Our effective income tax rate for fiscal 2011 was approximately 39.8%. Due to our utilization of federal and state NOL carry forwards during fiscal 2011, we incurred cash payable for income taxes for the fiscal year of approximately 4.9% of pre-tax income, representing the portion of federal and state alternative minimum taxes and state regular income taxes that cannot be offset by NOLs. The difference between the effective income tax rate and the cash income taxes is recorded as a non-cash provision for deferred income taxes.
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

Segment Information
Wet Seal:

(in thousands, except percentages, sales per square foot and number of stores data)	Fiscal 2011	Fiscal 2010
Net sales	$526,105	$486,959
Percentage of consolidated net sales	85%	84%
Comparable store sales percentage increase compared to the prior fiscal year	2.0%	0.0%
Operating income	$55,661	$46,429
Sales per square foot	$271	$267
Number of stores as of year-end	472	450
Square footage as of year-end	1,887	1,787
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
Wet Seal’s operating income increased to 10.6% of net sales during fiscal 2011, from 9.5% of net sales during fiscal 2010. The increase in operating income, as a percentage of sales, was due primarily to an increase in merchandise margin as a result of lower markdown rates and a decrease in distribution costs as a result of efficiencies gained from our new merchandise sorter system. Additionally, during fiscal 2011 and fiscal 2010, operating income included asset impairment charges of $2.6 million and $3.6 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluation.
Arden B:

(in thousands, except percentages, sales per square foot and number of stores data)	Fiscal 2011	Fiscal 2010
Net sales	$93,992	$94,235
Percentage of consolidated net sales	15%	16%
Comparable store sales percentage (decrease) increase compared to the prior fiscal year	(3.4)%	0.6%
Operating income	$1,491	$8,384
Sales per square foot	$327	$341
Number of stores as of year-end	86	83
Square footage as of year-end	266	256
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
Liquidity and Capital Resources
The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010

Net cash (used in) provided by operating activities	$(26,191)	$61,900	$50,080
Net cash (used in) provided by investing activities	(88,100)	23,514	(81,990)
Net cash used in financing activities	(615)	(53,591)	(4,421)
Net (decrease) increase in cash and cash equivalents	(114,906)	31,823	(36,331)
Cash and cash equivalents, beginning of year	157,185	125,362	161,693
Cash and cash equivalents, end of year	$42,279	$157,185	$125,362

Fiscal 2012
For fiscal 2012, cash used in operating activities was comprised of net loss of $113.2 million and net non-cash charges, primarily depreciation and amortization, asset impairment, deferred income taxes, and stock-based compensation, of $90.8 million, and a net use of cash from changes in other operating assets and liabilities of $3.8 million.
For fiscal 2012, net cash used in investing activities was comprised of $67.7 million for investment of cash from money market funds into short-term investments and $20.4 million of capital expenditures, primarily for the remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations, construction of new Wet Seal stores, and investment in the information technology infrastructure within our corporate offices. Capital expenditures that remain unpaid as of February 2, 2013, have increased $0.8 million since the end of fiscal 2011. We expect to pay nearly all of the balance of such amounts during the first quarter of fiscal 2013.
For fiscal 2012, net cash used in financing activities was comprised primarily of $0.6 million used to repurchase 208,548 shares of our Class A common stock to satisfy employee withholding tax obligations, upon performance and restricted stock vestings, slightly offset by $0.1 million of proceeds from the exercise of stock options. During August 2012, we retired 1,245,680 shares of our Class A common stock held in treasury. In accordance with Delaware law and the terms of our certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.
Fiscal 2011
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
For fiscal 2011, net cash used in financing activities was $53.6 million, comprised primarily of $54.5 million used to repurchase 12,313,477 shares of our Class A common stock, completing a share repurchase program approved by the board of directors, and less than $0.1 million of deferred financing costs, slightly offset by $1.1 million of proceeds from the exercise of stock options. Effective August 16, 2011, we retired 24,242,219 shares of our Class A common stock held in treasury. In accordance with Delaware law and the terms of our certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.

Fiscal 2010
For fiscal 2010, cash provided by operating activities was comprised of net income of $11.9 million, net non-cash charges, primarily depreciation and amortization, asset impairment, stock-based compensation, stock-based compensation tax shortfalls, provision for deferred income taxes and non-cash interest expense, of $36.2 million, a $0.7 million add back for a conversion inducement fee, and an increase in merchandise payables over the increase of merchandise inventories of $1.7 million, partially offset by a net use of cash from changes in other operating assets and liabilities of $0.4 million.
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
For fiscal 2010, net cash used in financing activities of $4.4 million was comprised of $8.2 million used to repurchase 2,276,462 shares of our Class A common stock, which utilized all remaining capacity under a $12.5 million repurchase authorization granted by our Board of Directors in November 2009 and a portion of the capacity under a $25 million repurchase authorization granted by our Board of Directors in September 2010, and a $0.7 million conversion inducement fee paid to a Note holder, partially offset by $4.3 million of proceeds from investor exercises of common stock warrants, which resulted in the issuance of 1,160,715 shares of our Class A common stock, and $0.2 million of proceeds from the exercise of stock options.
Notes, Preferred Stock and Series E Warrants
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
At February 2, 2013, the amount outstanding under the Facility consisted of $3.7 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit. At February 2, 2013, we had

$29.8 million available for cash advances and/or for the issuance of additional letters of credit, and we were in compliance with all covenant requirements under the Facility.
Capital Expenditures
We estimate that, in fiscal 2013, capital expenditures will be between $22.0 million and $24.0 million, of which approximately $16.0 million to $17.0 million is expected to be for the remodeling and/or relocation of existing Wet Seal stores upon lease renewals and the construction of new Wet Seal stores. We anticipate receiving approximately $2.0 million in tenant improvement allowances from landlords, resulting in net capital expenditures of between $20.0 million and $22.0 million.
Other Factors Affecting Liquidity and Capital Resources
Seasonality and Inflation
Our business is seasonal in nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending during September, historically accounting for a large percentage of our sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly less than 30% of our annual net sales.
We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through fiscal 2011 and most of fiscal 2012, as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced, and increasing fuel costs. Although cotton prices have stabilized, the other sourcing cost pressures are expected to continue into fiscal 2013. The rising value of the currency in China relative to the U.S. dollar may also have an impact on future product costs. In response to the costs increases, we leverage our large vendor base to lower costs, are identifying new vendors and are assessing ongoing promotional strategies in efforts to maintain or improve upon historical merchandise margin levels. We cannot be certain that our business will not be affected by inflation in the future.
Consumer Spending
The financial performance of our business is susceptible to declines in discretionary consumer spending, availability of consumer credit and low consumer confidence in the United States. Increasing fuel prices, commodity costs and payroll and other taxes may also cause a shift in consumer demand away from the retail clothing products that we offer. There are no guarantees that government or other initiatives will limit the duration or severity of the current economic challenges or stabilize factors that affect our sales and profitability. Continuing adverse economic trends could affect us more significantly than companies in other industries.
Commitments and Contingencies
Our principal contractual obligations and commercial commitments at February 2, 2013, are summarized in the following charts. We have no other off-balance sheet commitments.

Contractual Obligations (in thousands)	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	Over 5 Years
Lease commitments:
Operating leases	$390,500	$63,000	$113,000	$103,800	$110,700
Fixed common area maintenance	107,200	16,900	32,300	30,000	28,000
Supplemental Employee Retirement Plan	2,128	220	440	440	1,028
Merchandise on order with suppliers	82,782	82,782	—	—	—
Total	$582,610	$162,902	$145,740	$134,240	$139,728
Lease commitments include operating leases for our retail stores, principal executive offices, warehouse facilities, vehicles, computers and office equipment under operating lease agreements expiring at various times through 2024. Certain leases for our retail stores include fixed common area maintenance obligations.

We have a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for one former director. The SERP provides for retirement benefits through life insurance. We funded a portion of the SERP obligation in prior years through contributions to a trust arrangement known as a “Rabbi” trust.
We place merchandise orders approximately 30 to 60 days in advance for domestic merchandise and 70 to 160 days in advance for imported merchandise. We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. We have markdown risk to the extent we do not ultimately achieve adequate sell-through on such merchandise.
Our other commercial commitments consist of letters of credit primarily for the procurement of domestic and imported merchandise and to secure obligations to certain insurance providers, and are secured through our Facility. At February 2, 2013, our contractual commercial commitments under these letter of credit arrangements were as follows:

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	3–5 Years	Over 5 Years
Letters of credit	$5,190	$5,190	—	—	—
Other Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, except for the contractual obligations and other commercial commitments discussed above.
Recently Adopted and Not Yet Adopted Accounting Pronouncements
The information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At February 2, 2013, no borrowings were outstanding under the Facility. At February 2, 2013, the weighted average interest rate on borrowings under the Facility was 1.333%. Based upon a sensitivity analysis as of February 2, 2013, if we had average outstanding borrowings of $1 million during fiscal 2012, a 50 basis point increase in interest rates would have resulted in a potential increase in interest expense of approximately $5,000 for fiscal 2012.
As of February 2, 2013, we were not a party to any derivative financial instruments.
Foreign Currency Exchange Rate Risk
We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of February 2, 2013 would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Item 8. Financial Statements and Supplementary Data
Information with respect to this item is set forth under Item 15.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 2, 2013.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended February 2, 2013, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2013, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2013.
Our internal control over financial reporting as of February 2, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Wet Seal, Inc.:
We have audited the internal control over financial reporting of The Wet Seal, Inc. and subsidiaries (the “Company”) as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 2, 2013, of the Company and our report dated March 28, 2013, expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, CA
March 28, 2013

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant
Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of February 2, 2013.

Item 11. Executive Compensation
Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of February 2, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of February 2, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of February 2, 2013.

Item 14. Principal Accountant Fees and Services
Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of February 2, 2013.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1	Financial Statements: The financial statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” at F-1 are filed as part of this report.

2	Financial Statement Schedules: All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

3	Exhibits: See “Exhibit Index.”

(b)	See (a) 3 above.

(c)	See (a) 1 and 2 above.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of our company (incorporated by reference to Exhibit 3.1 of our company's Registration Statement on Form S-1 filed September 2, 1992)

3.1.1	Amendment to Restated Certificate of Incorporation of our company (incorporated by reference to Exhibit 3.1.1 of our company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002)

3.1.2	Amendment to Restated Certificate of Incorporation, as amended, of our company (incorporated by reference to Exhibit 3.1 of our company's Current Report on Form 8-K filed on January 18, 2005)

3.1.3
Amendment to Restated Certificate of Incorporation, as amended, of our company (incorporated by reference to Exhibit 3.1.3 of our company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006)

3.2	Amended and Restated Bylaws of our company (incorporated by reference to Exhibit 3.1 of our company's Current Report on Form 8-K filed on May 29, 2009)

4.1	Specimen Certificate of the Class A Stock, par value $.10 per share (incorporated by reference to Exhibit 4.1 of our company's Registration Statement on Form S-1 filed September 2, 1992)

4.2	Specimen Certificate of the Class A Stock, par value $.10 per share (incorporated by reference to Exhibit 4.1 of our company's Registration Statement on Form S-1 filed September 2, 1992)

4.3
Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 10.3 of our company's Current Report on Form 8-K filed on May 3, 2005)

4.4	Certificate of Designations of Series D Junior Participating Preferred Stock (incorporated by reference to Form 8-K filed on August 21, 2012)

4.5	Rights Agreement (incorporated by reference to Form 8-K filed on August 21, 2012)

4.6
First Amendment, dated as of September 18, 2012, to the Rights Agreement, dated as of August 21, 2012, between The Wet Seal, Inc., and American Stock Transfer & Trust Company LLC (incorporated by reference to Form 8-K filed on September 20, 2012)

10.1
Lease between our company and Foothill-Parkstone I, LLC, dated November 21, 1996 (incorporated by reference to Exhibit 10.1 of our company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998)

10.1.2
Lease Addendum between our company and FFP, LLC, dated October 28, 2006 (incorporated by reference to Exhibit 10.1.1 of our company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006)

10.2*	1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of our company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997)

10.2.1*	Second Amendment to the 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10.1 of our company's Annual Report on Form 10-K the fiscal year ended February 2, 2002)

10.3*	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 of our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998)

10.4*	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001)

10.5*	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s Definitive Proxy Statement of Form DEF 14A, dated April 19, 2010)

10.6*
Form of Indemnification Agreement between our company and members of our Board of Directors (incorporated by reference to Exhibit 10.33 of our company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2005)

10.7*
Employment Agreement between our company and Sharon Hughes, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on November 20, 2009)

10.8*
Employment Agreement between our company and Steven H. Benrubi, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 4, 2010)

10.9*
Form of Restricted Stock Agreement between our company and members of our Board of Directors (incorporated by reference to Exhibit 10.1 of our company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012)

10.10*
Form of Stock Option Agreement between our company and employees of our company (incorporated by reference to Exhibit 10.27 of our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007)

10.11
Amended and Restated Credit Agreement entered into by and between our company and Bank of America, N.A., dated as of February 3, 2011 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on February 9, 2011)

10.12
Amended and Restated Security Agreement entered into among our company, Bank of America, N.A. and certain other parties thereto, dated as of February 3, 2011 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on February 9, 2011)

10.13	Letter Agreement, dated October 4, 2012, between our company and Clinton Group, Inc. (incorporated by reference to Form 8-K filed on October 5, 2012)

10.14*	Employment Agreement between our company and John D. Goodman, dated as of January 7, 2013 (incorporated by reference to Exhibit 10.1 of our company's Current Report Form 8-K filed on January 7, 2013)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of our company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive data files (furnished electronically herewith pursuant to Rule 406T of Regulations S-T).

* Management contract or compensatory plan or arrangement.

+ This exhibit will not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the company specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC. (Registrant)

By:	/s/ JOHN D. GOODMAN
John D. Goodman Chief Executive Officer

By:	/s/ STEVEN H. BENRUBI
Steven H. Benrubi Executive Vice President and Chief Financial Officer

Date Signed: March 28, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

	Signatures	Title	Date Signed

/s/	JOHN D. GOODMAN	Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2013
John D. Goodman

/s/	STEVEN H. BENRUBI	Executive Vice President and Chief Financial Officer (Principal	March 28, 2013
	Steven H. Benrubi	Financial and Accounting Officer)

/s/	LYNDA J. DAVEY	Chairman of the Board of Directors	March 28, 2013
Lynda J. Davey

/s/	DORRIT M. BERN	Director	March 28, 2013
Dorrit M. Bern

/s/	KATHY BRONSTEIN	Director	March 28, 2013
Kathy Bronstein

/s/	MINDY C. MEADS	Director	March 28, 2013
Mindy C. Meads

/s/	JOHN S. MILLS	Director	March 28, 2013
John S. Mills

/s/	KENNETH M. REISS	Director	March 28, 2013
Kenneth M. Reiss

THE WET SEAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	F-2

FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012	F-3
Consolidated Statements of Operations for the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011	F-4
Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011	F-5
Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011	F-6
Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011	F-7
Notes to Consolidated Financial Statements	F-9

FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Wet Seal, Inc.
We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. and subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Wet Seal, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, CA
March 28, 2013

THE WET SEAL, INC.
CONSOLIDATED BALANCE SHEETS

	February 2, 2013	January 28, 2012
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,279	$157,185
Short-term investments	67,694	—
Income tax receivables	286	200
Other receivables	1,738	1,445
Merchandise inventories	33,788	31,834
Prepaid expenses and other current assets	13,443	4,570
Deferred tax assets	—	20,133
Total current assets	159,228	215,367
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	90,666	123,066
Furniture, fixtures, and equipment	62,486	79,159
	153,152	202,225
Less accumulated depreciation and amortization	(88,927)	(113,901)
Net equipment and leasehold improvements	64,225	88,324
OTHER ASSETS:
Deferred tax assets	—	23,780
Other assets	3,053	3,062
Total other assets	3,053	26,842
TOTAL ASSETS	$226,506	$330,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—merchandise	$16,978	$18,520
Accounts payable—other	18,116	8,269
Accrued liabilities	26,347	25,096
Current portion of deferred rent	2,289	2,561
Total current liabilities	63,730	54,446
LONG-TERM LIABILITIES:
Deferred rent	32,136	33,091
Other long-term liabilities	1,908	1,924
Total long-term liabilities	34,044	35,015
Total liabilities	97,774	89,461
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 90,541,144 shares issued and 89,730,376 shares outstanding at February 2, 2013, and 90,660,347 shares issued and 90,419,469 shares outstanding at January 28, 2012	9,054	9,066
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at February 2, 2013, and January 28, 2012, respectively	—	—
Paid-in capital	239,698	239,000
Accumulated deficit	(119,481)	(6,250)
Treasury stock, 810,768 shares and 240,878 shares, at cost, at February 2, 2013, and January 28, 2012, respectively	(412)	(740)
Accumulated other comprehensive loss	(127)	(4)
Total stockholders’ equity	128,732	241,072
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,506	$330,533
See notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands, except share data)
Net sales	$580,397	$620,097	$581,194
Cost of sales	439,896	424,661	401,287
Gross margin	140,501	195,436	179,907
Selling, general, and administrative expenses	183,790	165,933	150,432
Asset impairment	27,000	4,503	4,228
Operating (loss) income	(70,289)	25,000	25,247
Interest income	142	241	337
Interest expense	(181)	(180)	(3,045)
Interest (expense) income, net	(39)	61	(2,708)
(Loss) income before provision for income taxes	(70,328)	25,061	22,539
Provision for income taxes	42,903	9,979	9,969
Net (loss) income	$(113,231)	$15,082	$12,570
Net (loss) income per share, basic	(1.28)	0.16	0.12
Net (loss) income per share, diluted	(1.28)	0.16	0.12
Weighted-average shares outstanding, basic	88,705,289	92,713,516	99,255,952
Weighted-average shares outstanding, diluted	88,705,289	92,762,077	99,412,817

See notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net (loss) income	$(113,231)	$15,082	$12,570
Other comprehensive (loss) income:
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	(7)	(16)
Actuarial net loss under Supplemental Employee Retirement Plan	(123)	(287)	(115)
Comprehensive (loss) income	(113,354)	14,788	12,439
See notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 30, 2010	106,889,150	$10,689	—	$—	$312,689	$(33,902)	$(29,758)	$421	$260,139
Net income	—	—	—	—	—	12,570	—	—	12,570
Stock issued pursuant to long-term incentive plans	1,972,700	197	—	—	(197)	—	—	—	—
Stock-based compensation	—	—	—	—	1,787	—	—	—	1,787
Stock-based compensation tax shortfalls	—	—	—	—	(2,317)	—	—	—	(2,317)
Amortization of stock payment in lieu of rent	—	—	—	—	97	—	—	—	97
Exercise of stock options	66,168	7	—	—	206	—	—	—	213
Exercise of common stock warrants	1,160,715	116	—	—	4,155	—	—	—	4,271
Conversions of secured convertible notes into common stock	3,111,111	311	—	—	5,347	—	—	—	5,658
Conversions of convertible preferred stock into common stock	537,000	54	—	—	1,557	—	—	—	1,611
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(16)	(16)
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(115)	(115)
Repurchase of common stock	—	—	—	—	—	—	(8,205)		(8,205)
Balance at January 29, 2011	113,736,844	$11,374	—	$—	$323,324	$(21,332)	$(37,963)	$290	$275,693
Net income	—	—	—	—	—	15,082	—	—	15,082
Stock issued pursuant to long-term incentive plans	831,388	83	—	—	(83)	—	—	—	—
Stock-based compensation	—	—	—	—	4,647	—	—	—	4,647
Stock-based compensation tax shortfalls	—	—	—	—	(665)	—	—	—	(665)
Amortization of stock payment in lieu of rent	—	—	—	—	61	—	—	—	61
Exercise of stock options	334,334	33	—	—	1,038	—	—	—	1,071
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(7)	(7)
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(287)	(287)
Repurchase of common stock	—	—	—	—	—	—	(54,523)		(54,523)
Retirement of treasury stock	(24,242,219)	(2,424)	—	—	(89,322)	—	91,746		—
Balance at January 28, 2012	90,660,347	$9,066	—	$—	$239,000	$(6,250)	$(740)	$(4)	$241,072
Net loss	—	—	—	—	—	(113,231)	—	—	(113,231)
Stock issued pursuant to long-term incentive plans	1,120,476	112	—	—	(112)	—	—	—	—
Stock-based compensation	—	—	—	—	2,949	—	—	—	2,949
Stock-based compensation tax shortfalls	—	—	—	—	(1,320)	—	—	—	(1,320)
Exercise of stock options	6,001	1	—	—	18	—	—	—	19
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	(123)	(123)
Repurchase of common stock	—	—	—	—	—	—	(634)		(634)
Retirement of treasury stock	(1,245,680)	(125)	—	—	(837)	—	962		—
Balance at February 2, 2013	90,541,144	$9,054	—	$—	$239,698	$(119,481)	$(412)	$(127)	$128,732
See notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(113,231)	$15,082	$12,570
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,497	19,371	16,813
Amortization of premium on investments	—	690	300
Amortization/acceleration of discount on secured convertible notes	—	—	2,083
Amortization of deferred financing costs	107	108	162
Amortization of stock payment in lieu of rent	—	61	97
Adjustment of derivatives to fair value	—	—	(20)
Interest added to principal of secured convertible notes	—	—	35
Conversion inducement fee	—	—	700
Asset impairment	27,000	4,503	4,228
Loss on disposal of equipment and leasehold improvements	667	172	578
Deferred income taxes	43,913	8,991	11,849
Stock-based compensation	2,949	4,647	1,787
Stock-based compensation tax shortfalls	(1,320)	(665)	(2,317)
Changes in operating assets and liabilities:
Income tax receivables	(86)	(200)	—
Other receivables	(293)	496	(1,189)
Merchandise inventories	(1,954)	1,502	(4,177)
Prepaid expenses and other current assets	(8,980)	8,112	(1,874)
Other non-current assets	9	(134)	(344)
Accounts payable and accrued liabilities	8,897	(2,057)	6,243
Income taxes payable	—	(60)	13
Deferred rent	(1,227)	1,414	2,676
Other long-term liabilities	(139)	(133)	(133)
Net cash (used in) provided by operating activities	(26,191)	61,900	50,080
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(20,406)	(26,486)	(30,727)
Investments in marketable securities	(67,694)	—	(51,263)
Proceeds from maturity of marketable securities	—	50,000	—
Net cash (used in) provided by investing activities	(88,100)	23,514	(81,990)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(634)	(54,523)	(8,205)
Payment of deferred financing costs	—	(139)	—
Conversion inducement fee	—	—	(700)
Proceeds from exercise of stock options	19	1,071	213
Proceeds from exercise of common stock warrants	—	—	4,271
Net cash used in financing activities	(615)	(53,591)	(4,421)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(114,906)	31,823	(36,331)
CASH AND CASH EQUIVALENTS, beginning of year	157,185	125,362	161,693
CASH AND CASH EQUIVALENTS, end of year	$42,279	$157,185	$125,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$75	$71	$70
Income taxes	$1,087	$2,271	$744
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Conversions of convertible preferred stock into Class A common stock	$—	$—	$1,611
Conversions of secured convertible notes into Class A common stock	$—	$—	$5,658
Retirement of treasury shares	$962	$91,746	$—
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$—	$7	$16
Actuarial net loss under Supplemental Employee Retirement Plan	$123	$287	$115
Purchases of equipment and leasehold improvements unpaid at end of year	$2,128	$1,340	$4,176
See notes to consolidated financial statements.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011

NOTE 1:    Summary of Significant Accounting Policies
Nature of the Business
The Wet Seal, Inc. and its subsidiaries (“the Company”) is a national multi-channel specialty retailer selling trend right and contemporary fashion apparel and accessory items designed for female customers aged 13 to 39 years old through its stores and e-commerce. The Company operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand.
The Company’s fiscal year ends on the Saturday closest to the end of January. The reporting periods include 53 weeks of operations ended February 2, 2013 (fiscal 2012) and 52 weeks of operations ended January 28, 2012 (fiscal 2011) and January 29, 2011 (fiscal 2010).
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
The Company’s most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow- moving inventory;

•	estimation of future cash flows used to assess the recoverability of long-lived assets;

•	estimation of the net deferred income tax asset valuation allowance;

•	determination of the revenue recognition pattern for cash received under the Company’s Wet Seal division frequent buyer program;

•	estimation of ultimate redemptions of awards under the Company’s Arden B division customer loyalty program;

•	estimation of expected customer merchandise returns;

•	estimation of expected gift card, gift certificate, and store credit breakage;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of recording stock-based compensation;

•	estimation of costs of legal loss contingencies; and

•	estimation, using actuarially determined methods, of self-insured claim losses under workers’ compensation and employee health care plans.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair market value. As of February 2, 2013, cash equivalents principally consist of investments in money market funds invested in U.S. Treasury securities and U.S. government agency securities. Cash accounts at banks are currently insured by the Federal Deposit Insurance Corporation up to $250,000. At February 2, 2013, the Company had cash balances in excess of federally insured limits of approximately $14.0 million.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

Short-term Investments
The Company’s short-term investments at February 2, 2013 consisted of interest-bearing bonds of various U.S. Government agencies and certificates of deposits, had maturities that were less than one year and were carried at amortized cost plus accrued income due to the Company’s intent to hold to maturity. Short-term investments on the consolidated balance sheets were $67.7 million at February 2, 2013.
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
Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns, including permanent and promotional markdowns, on a cost basis, in fiscal 2012, 2011, and 2010 were $108.2 million, $86.4 million, and $84.2 million, respectively, and represented 18.6%, 13.9%, and 14.5% of net sales, respectively.
The Company accrued for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of February 2, 2013, and January 28, 2012, of $3.9 million and $4.3 million, respectively. To the extent the Company’s estimates differ from actual results, additional markdowns may be required that could reduce the Company’s gross margin, operating income, and the carrying value of inventories.
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
Long-Lived Assets
The Company evaluates the carrying value of long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, based on discounted estimated future cash flows using the Company’s weighted average cost of capital. With regard to store assets, which are comprised of leasehold improvements, fixtures and computer hardware and software, the Company considers the assets at each individual store to represent an asset group. In addition, the Company has considered the relevant valuation techniques that could be applied without undue cost and effort and has determined that the discounted estimated future cash flow approach provides the most relevant and reliable means by which to determine fair value in this circumstance.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

The Company conducts its quarterly impairment evaluation at the individual store level using the guidance under applicable accounting standards. The quarterly analysis includes the Company's estimates of future cash flows using only the cash inflows and outflows that are directly related to each store over the remaining lease term. Key assumptions made by the Company and included within the cash flow estimates are future sales and gross margin projections. The Company determines the future sales and gross margin projections by considering each store's recent and historical performance, the Company's overall performance trends and projections and the potential impact of strategic initiatives on future performance.
The Company's evaluations during fiscal 2012, 2011, and 2010 included impairment testing of 157, 20, and 25 stores and resulted in 116, 18, and 19 stores being impaired, respectively, as their projected future cash flows were not sufficient to cover the net carrying value of their assets. As such, the Company recorded the following non-cash charges related to its retail stores within asset impairment in the consolidated statements of operations, to write down the carrying values of these stores' long-lived assets to their estimated fair values (in thousands except for number of stores).

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Aggregate carrying value of all long-lived assets impaired	$27,086	$4,590	$4,456
Less: Impairment charges	27,000	4,503	4,228
Aggregate fair value of all long-lived assets impaired	$86	$87	$228
Number of stores with asset impairment	116	18	19
Of the 41 remaining stores that were tested and not impaired during fiscal 2012, as of February 2, 2013, twelve could be deemed to be at risk of future impairment. When making this determination, the Company considered the potential impact that reasonably possible changes to sales and gross margin performance versus the Company's current projections for these stores could have on their current estimated cash flows.
As noted above, the Company considers the positive impact expected from its strategic initiatives when determining the key assumptions to use within the projected cash flows for each store during its quarterly analysis. If the Company is not able to achieve its projected key financial metrics, and strategic initiatives being implemented do not result in significant improvements in the Company's current financial performance trend, the Company may incur additional impairment in the future for those stores tested and not deemed to be impaired in its most recent quarterly analysis, as well as for additional stores not tested in its most recent quarterly analysis.
Deferred Financing Costs
Costs incurred to obtain financing are amortized over the terms of the respective debt agreements using the interest method. In addition, deferred financing costs associated with the Company’s secured convertible notes (the “Notes”) were expensed immediately upon the conversion of portions of such notes into Class A common stock. Amortization of deferred financing costs, which was included within interest expense in the consolidated statements of operations, was $0.1 million, $0.1 million, and $0.2 million in fiscal 2012, 2011, and 2010, respectively.
Discount on Secured Convertible Notes
As discussed further in Note 5 - "Senior Revolving Credit Facility, Secured Convertible Notes, Convertible Preferred Stock, and Common Stock Warrants," upon issuance of its Notes, the Company recorded the Notes net of a discount of $45.0 million. The Company amortized this discount over the seven-year term of the Notes using the interest method. In addition, the unamortized portion of the discount on the Notes was expensed immediately upon conversions of portions of the Notes into Class A common stock. Amortization of this discount, which was included within interest expense in the consolidated statements of operations, was $2.1 million in fiscal 2010. During fiscal 2010, investors converted the remaining Notes balance, and there are no longer any Notes outstanding as of February 2, 2013.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

Revenue Recognition
Sales are recognized upon purchases by customers at the Company’s retail store locations. Taxes collected from the Company’s customers are recorded on a net basis. For e-commerce sales, revenue is recognized at the estimated time goods are received by customers. Customers typically receive goods within four days of being shipped. Shipping and handling fees billed to customers for e-commerce sales are included in net sales. For fiscal 2012, 2011, and 2010, shipping and handling fee revenues were $2.3 million, $3.0 million and $3.2 million, respectively, within net sales on the consolidated statements of operations.
The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. Its sales return policy allows customers to return merchandise within 21 days of original purchase. Wet Seal retail store merchandise may be returned for store credit only and Arden B retail store merchandise may be returned for cash refund or store credit within seven days of the original purchase date, and for store credit only thereafter. For Wet Seal and Arden B e-commerce sales, merchandise may be returned within 21 days for a full refund. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the consolidated balance sheets and was $0.2 million at both February 2, 2013 and January 28, 2012.
The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability. The Company’s gift cards, gift certificates and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates and store credits are not redeemed or recovered (“breakage”). Based upon historical redemption trend data, the Company determined that the likelihood of redemption of unredeemed gift cards, gift certificates and store credits two years after their issuance is remote and, accordingly, adjusts its unearned revenue liability quarterly to record breakage as additional sales for gift cards, gift certificates and store credits that remained unredeemed two years after their issuance. The Company’s net sales for fiscal 2012, 2011, and 2010 included benefits of $1.1 million, $1.1 million and $1.4 million, respectively, to reduce its unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities in the consolidated balance sheets and was $5.4 million and $5.5 million at February 2, 2013 and January 28, 2012, respectively. If actual redemptions ultimately differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates the likelihood of redemption of gift cards, gift certificates and store credits becomes remote at a different point in time after issuance, the Company may recognize further significant adjustments to its accruals for such unearned revenue, which could have a significant effect on the Company’s net sales and results of operations.
The Company maintains a frequent buyer program, the fashion insider card, through its Wet Seal division. Under the program, customers receive a 10% to 20% discount on all purchases made during a 12-month period and are provided $5-off coupons that may be used on purchases during such period. The annual membership fee of $20 is nonrefundable. Discounts received by customers on purchases using the fashion insider program are recognized at the time of such purchases.
The Company recognizes membership fee revenue under the fashion insider program on a straight-line basis over the 12-month membership period. From time to time, the Company tests alternative program structures, and promotions tied to the program, and may decide to further modify the program in ways that could affect customer usage patterns. As a result of this program testing and potential further modifications, the Company believes it is appropriate to maintain straight-line recognition of membership fee revenue. The Company may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales. The unearned revenue for this program is recorded in accrued liabilities in the consolidated balance sheets and was $5.7 million and $5.3 million at February 2, 2013 and January 28, 2012, respectively.
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
The Company converts into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

unredeemed after 60 days. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $1.1 million and $1.3 million at February 2, 2013 and January 28, 2012, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record adjustments to the unearned revenue accrual, which would affect net sales.
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
Advertising Costs
Costs for advertising related to visual merchandising, in-store signage, promotions, and e-commerce marketing, are expensed as incurred. Total advertising expenses were $5.7 million, $4.6 million, and $3.6 million in fiscal 2012, 2011, and 2010, respectively.
Vendor Discounts
The Company receives certain discounts from its vendors in accordance with agreed-upon payment terms. These discounts are reflected as a reduction of merchandise inventories in the period they are received and charged to cost of sales when the items are sold.
Income Taxes
The Company's provision for income taxes, deferred tax assets and reserves for unrecognized tax benefits reflect its best assessment of estimated future taxes to be paid and tax benefits to be realized. The Company is subject to income taxes in the United States federal jurisdiction as well as various state jurisdictions within the United States. Significant judgments and estimates are required in determining the consolidated provision for income taxes.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss ("NOLs"), pursuant to applicable accounting standards. In evaluating the Company's ability to recover its deferred tax assets within the jurisdictions from which they arise, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized using all available positive and negative evidence, including its 3-year cumulative operating results, projected future taxable income and tax planning strategies. In projecting future taxable income, the Company begins with historical results adjusted for the results of changes in accounting policies and incorporated assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the business. These estimates are based on the Company's best judgment made at the time based on current and projected circumstances and conditions. In accordance with the applicable accounting standards, the Company maintains a valuation

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

allowance for a deferred tax asset when it is deemed it to be more likely than not that some or all of the deferred tax asset will not be realized. As a result of the Company’s evaluation during fiscal 2012, it concluded that it was more likely than not the Company would not realize its net deferred tax assets and the Company recorded a $71.1 million increase to provision for income taxes in order to establish a valuation allowance against its deferred tax assets. The Company has discontinued recognizing income tax benefits related to its NOLs until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the benefits from its deferred tax assets. For further information, see Note 3 - "Income Taxes."
Pursuant to applicable accounting standards, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes.
The Company is required to file federal and state income tax returns in the United States. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company accrues an amount for its estimate of additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not differed materially from the Company’s expectations. For further information, see Note 3 - "Income Taxes."
Comprehensive (Loss) Income
Employers are required to recognize the over or under funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive (loss) income. Other comprehensive (loss) income in the consolidated balance sheets is the difference between the carrying value of the accrued liability year over year under the Company’s supplemental employee retirement plan (see Note 10 - "Supplemental Employee Retirement Plan").
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

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Balance at beginning of year	$1,926	$1,468	$1,826
Accruals	6,718	6,841	4,965
Payment of claims	(6,496)	(6,383)	(5,323)
Balance at end of year	$2,148	$1,926	$1,468
Stock-Based Compensation

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

The Company accounts for share-based compensation arrangements in accordance with applicable accounting standards, which require the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Refer to Note 2 - "Stock-Based Compensation," for further information.
Recently Adopted and Not Yet Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance on the application of fair value accounting where its use is already required or permitted by other standards within GAAP. This guidance changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of this guidance became effective for the Company's interim and annual periods beginning January 29, 2012 and did not have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. This guidance provided an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and is to be applied on a retrospective basis. The Company adopted this guidance and has presented total comprehensive (loss) income, the components of net (loss) income and the components of other comprehensive (loss) income in two separate but consecutive statements within its consolidated financial statements.
NOTE 2:    Stock-Based Compensation
FASB guidance requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.
The Company elected to adopt the alternative transition method provided in FASB guidance for calculating the tax effects of share-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption. In addition, the Company elected to recognize excess income tax benefits from stock option exercises and vesting of restricted stock and performance shares in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The Company records tax shortfalls for the stock compensation related to vested stock options and performance awards that have been forfeited to paid-in capital to the extent there is APIC Pool balance available. If there is no APIC Pool balance available, the Company records these tax shortfalls to its provision for income taxes. During fiscal 2012, 2011, and 2010, the Company recorded $1.3 million, $0.7 million and $2.3 million, respectively, of tax shortfalls to paid-in capital.
The Company had one stock incentive plan under which shares were available for grant at February 2, 2013: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of February 2, 2013; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”
The 2005 Plan permits the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. An amended and restated 2005 Plan was approved subsequently by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. An aggregate of 22,557,528 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of February 2, 2013, 4,807,704 shares were available for future grants.
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
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Dividend Yield	—%	—%	—%
Expected Volatility	48.58%	54.00%	59.00%
Risk-Free Interest Rate	0.48%	0.88%	1.12%
Expected Life of Options (in Years)	3.3	3.3	3.3
The Company recorded $1.2 million, $1.1 million, and $0.3 million of compensation expense related to options, or $0.01, $0.01, and less than $0.01 per basic and diluted share, related to stock options outstanding during fiscal 2012, 2011, and 2010, respectively.
At February 2, 2013, there was $0.6 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 1.6 years, representing the remaining vesting periods of such options through fiscal 2015.
The following table summarizes the Company’s stock option activities with respect to its Plans for fiscal 2012, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2012	3,474,204	$4.64
Granted	125,000	$3.10
Exercised	(6,001)	$3.15
Canceled	(2,029,036)	$4.81
Outstanding at February 2, 2013	1,564,167	$4.29	2.43	$—
Vested and expected to vest in the future at February 2, 2013	1,487,831	$4.32	2.35	$—
Exercisable at February 2, 2013	1,066,815	$4.59	1.74	$—

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

Options vested and expected to vest in the future are comprised of all options outstanding at February 2, 2013, net of estimated forfeitures. Additional information regarding stock options outstanding as of February 2, 2013, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of February 2, 2013	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of February 2, 2013	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 2.74	22,500	4.15	$2.58	2,500	$1.81
2.77 - 4.19	1,159,667	2.60	3.63	738,985	3.65
4.26 - 6.82	202,500	3.21	4.91	145,830	5.08
8.00 - 10.95	179,500	0.19	8.09	179,500	8.09
$ 1.81 - $10.95	1,564,167	2.43	$4.29	1,066,815	$4.59
The weighted-average grant-date fair value of options granted during fiscal 2012, 2011, and 2010 was $1.08, $1.49, and $1.49 per share, respectively. The total intrinsic value for options exercised during fiscal 2012, 2011, and 2010 was less than$0.1 million, $0.5 million, and $0.1 million, respectively.
Cash received from option exercises under all Plans for fiscal 2012, 2011, and 2010 was less than $0.1 million, $1.1 million, and $0.2 million, respectively. During fiscal 2012, 2011, and 2010, the Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular net operating loss carryforwards (see Note 3 - "Income Taxes") prior to realizing the excess tax benefits.
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
During fiscal 2012, 2011, and 2010, the Company granted 1,120,476, 431,388, and 972,700 shares, respectively, of restricted common stock to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during fiscal 2012, 2011, and 2010 was $3.04, $3.87, and $3.48 per share, respectively. The Company recorded approximately $2.2 million, $1.5 million, and $1.3 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during fiscal 2012, 2011, and 2010, respectively.
During fiscal 2012, 2011, and 2010, the Company granted none, 400,000, and 1,000,000 performance shares, respectively, to certain officers under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during fiscal 2011 and 2010, which included consideration of the probability of such shares vesting, was $3.08 and $2.56 per share, respectively. The Company recorded $(0.5) million, $2.0 million, and $0.2 million of compensation (benefit) expense during fiscal 2012, 2011, and 2010, respectively, related to performance shares granted to officers.
The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of nonvested performance shares is determined using the Monte-Carlo simulation model based on a number of factors, including the closing trading price of the Company’s common stock and the estimated probability of achieving the Company’s stock price performance conditions as of the grant date. As of February 2, 2013, the Company had no outstanding nonvested performance shares. The following table summarizes activity with respect to the Company’s nonvested restricted common stock and performance shares for fiscal 2012:

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

Nonvested Restricted Common Stock and Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 28, 2012	2,105,112	$3.16
Granted	1,120,476	$3.04
Vested	(1,020,974)	$3.63
Forfeited	(1,560,122)	$2.87
Nonvested at February 2, 2013	644,492	$2.89
The fair value of restricted common stock and performance shares that vested during fiscal 2012 was $3.1 million.
At February 2, 2013, there was $1.7 million of total unrecognized compensation expense related to nonvested restricted common stock under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its consolidated statements of operations.
The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Cost of sales	$300	$271	$2
Selling, general, and administrative expenses	2,649	4,376	1,785
Stock-based compensation	$2,949	$4,647	$1,787
NOTE 3:    Income Taxes
The components of the provision for income taxes for fiscal 2012, 2011, and 2010 are as follows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Current:
Federal	$50	$532	$239
State	267	484	192
	317	1,016	431
Deferred:
Federal	(22,577)	7,880	8,801
State	(5,964)	1,725	1,194
Change in valuation allowance	71,127	(642)	(457)
	42,586	8,963	9,538
	$42,903	$9,979	$9,969

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

Reconciliations of the provision for income taxes to the amount of the provision that would result from applying the federal statutory rate of 35% to (loss) income before provision for income taxes for fiscal 2012, 2011, and 2010 are as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.6	5.4	3.8
Charitable contributions	—	—	4.6
Nondeductible interest on secured convertible notes	—	—	4.6
Other nondeductible expenses	—	0.2	0.7
Valuation allowance	(101.1)	(2.0)	(3.0)
Other	0.5	1.2	(1.5)
Effective tax rate	(61.0%)	39.8%	44.2%

The major components of the Company’s net deferred income tax assets at February 2, 2013, and January 28, 2012, are as follows (in thousands):

	February 2, 2013	January 28, 2012
Deferred tax assets:
Deferred rent	$6,604	$6,142
Merchandise inventories	1,937	1,703
Difference between book and tax bases of fixed assets	7,281	5,355
Supplemental employee retirement plan	842	897
Net operating loss and other tax attribute carryforwards	47,285	23,553
Deferred revenue	5,145	5,055
Legal loss contingencies	2,524	—
Stock-based compensation	499	1,955
Other	3,197	1,384
Total deferred tax assets	75,314	46,044
Valuation allowance	(71,127)	—
Deferred tax assets, net of valuation allowance	$4,187	$46,044

Deferred tax liabilities:
State income taxes	(4,187)	(2,131)
Total deferred tax liabilities	(4,187)	(2,131)
Net deferred tax assets	$—	$43,913

The current year change in net deferred taxes of $43.9 million is comprised of a tax provision increase to establish a valuation allowance of $71.1 million, offset by a current year net deferred tax asset change of $27.2 million in accordance with applicable accounting standards.

The non-cash charge to establish a valuation allowance does not have any impact on the Company’s consolidated cash flows, nor does such an allowance preclude the Company from using loss carry forwards or other deferred tax assets in the future. Until the Company re-establishes a pattern of continuing profitability, in accordance with the applicable accounting guidance, income tax expense or benefit related to the recognition of deferred tax assets in the consolidated statement of operations for future periods will be offset by decreases or increases in the valuation allowance, with no net effect on the consolidated statement of operations.
As a result of recording the valuation allowance against its deferred tax assets, the Company's effective tax rate was negative 61.0% despite its net loss during fiscal 2012. The Company incurred cash payable for income taxes for the fiscal 2012 year of approximately 0.16% of pre-tax loss, representing certain state income taxes.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

In addition, we evaluate our charitable contributions carryforward for likelihood of realizability prior to expiration and provide a reserve against any amounts that are deemed more likely than not unrealizable.
During the third quarter of fiscal 2010, we implemented a change in tax method, upon filing our 2009 federal income tax return, which resulted in the reduction of deferred tax assets related to our charitable contribution carry forwards of $0.5 million. This decrease was recorded as a deferred income tax charge and increased our effective income tax rate.
As of February 2, 2013, the Company had federal NOL carryforwards of $121.5 million, of which $13.9 million relates to benefits from stock-based compensation. The Company’s federal NOL carryforwards begin to expire in 2024. As of February 2, 2013, the NOL carryforwards are subject to annual utilization limitations. As of February 2, 2013, the Company also had net federal charitable contribution carryforwards remaining of $0.3 million, alternative minimum tax credits of $2.9 million, which do not expire, and remaining state NOLs of $85.6 million, which are also subject to annual utilization limitations, of which $8.0 million relates to benefits from stock-based compensation.
The Company uses the with and without method to determine when it will recognize and realize excess tax benefits from stock-based compensation. Under this method, the Company will recognize and realize these excess tax benefits only after it realizes the tax benefits of NOLs from operations.
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
Despite these ownership changes, the Company may utilize all of its $121.5 million of remaining federal NOL carryforwards to offset future taxable income. The Company may also experience additional ownership changes in the future, which could further limit the amount of federal NOL carryforwards annually available and increase future cash income tax payments. As of February 2, 2013, there have been no ownership changes since December 2006.
In addition, the Company may determine that varying state laws with respect to NOL carryforward utilization may result in lower limits, or an inability to utilize loss carryforwards in some states altogether, which could result in the Company incurring additional state income taxes. During fiscal 2008, the State of California passed legislation that suspended the Company’s ability to utilize NOL carryforwards to offset taxable income in fiscal 2008 and 2009. In late 2010, the State of California extended such legislation that further suspended use of NOL carryforwards to fiscal 2010 and 2011. As a result, the Company incurred regular cash state income taxes in California.
The Company may also generate income in future periods on a federal alternative minimum tax basis, which would result in alternative minimum taxes payable on a portion of such income.
The Company applies a tax position in a tax return to be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Also, a change in judgment that results in subsequent recognition or derecognition, or a change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the period in which the change occurs. Expanded disclosures are provided, if applicable, including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits or expenses that, if recognized, would affect the effective tax rate, and the total amounts of interest and penalties recognized in the statements of operations and financial position.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

At February 2, 2013, the Company had no material unrecognized tax benefits or expenses that, if recognized, would affect the Company’s effective income tax rate in future periods. The Company is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its recognized tax positions.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at February 2, 2013.
The major jurisdictions in which the Company files income tax returns include the United States federal jurisdiction as well as various state jurisdictions within the United States. The Company’s fiscal 2010 and thereafter tax returns are subject to examination by the United States federal jurisdiction, and, generally, fiscal 2009 and thereafter tax returns are subject to examination by various state tax authorities.
NOTE 4:    Accrued Liabilities
Accrued liabilities consist of the following as of February 2, 2013, and January 28, 2012 (in thousands):

	February 2, 2013	January 28, 2012
Minimum rent and common area maintenance	$929	$1,622
Accrued wages, bonuses, and benefits	5,583	6,823
Deferred revenue—gift cards, gift certificates, and store credits	5,439	5,514
Deferred revenue—frequent buyer and loyalty programs	7,072	6,541
Accrued severance	2,254	93
Sales and use taxes	1,965	1,455
Other	3,105	3,048
	$26,347	$25,096

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

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

At February 2, 2013, the amount outstanding under the Facility consisted of $3.7 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit, and the Company had $29.8 million available under the Facility for cash advances and/or the issuance of additional letters of credit.
At February 2, 2013, the Company was in compliance with all covenant requirements related to the Facility.
Secured Convertible Notes and Common Stock Warrants
During fiscal 2010, investors in the Notes converted the remaining $4.7 million of the Notes into 3,111,111 shares of the Company’s Class A common stock. As a result of these conversions, the Company recorded non-cash interest charges of $2.1 million during fiscal 2010, to write-off a ratable portion of unamortized debt discount and deferred financing costs associated with the Notes. Additionally, a ratable portion of accrued interest of $1.0 million was forfeited by the holder when the Notes were converted and it was written off to paid-in capital. Finally, the Company provided the holder with a $0.7 million conversion inducement, which was recorded as an interest charge during fiscal 2010. Also included in interest expense in fiscal 2010 was a credit for the decrease of less than $0.1 million in the fair value of the Notes embedded derivative. The Company also repurchased an insignificant remaining Note balance from another holder. As a result of these transactions, there are no longer any Notes outstanding as of February 2, 2013, and there was a satisfaction and discharge of the Company’s obligations under the Indenture governing the Notes.
The resulting discount to the Notes was amortized under the interest method over the seven-year life of the Notes and charged to interest expense. The Notes had a yield to maturity of 27.1%. For fiscal 2010, the Company recognized $0.1 million in interest expense, not including accelerated charges upon conversions, related to the discount amortization.
The Company included the shares issuable upon conversion of the Notes in its calculations of basic and diluted earnings per share to the extent such inclusion would be dilutive. During fiscal 2010, the Notes were not dilutive and were not included in the earnings per share calculation.
Convertible Preferred Stock and Common Stock Warrants
During fiscal 2010, investors in the Company’s Preferred Stock converted $1.6 million of Preferred Stock into 537,000 shares of the Company’s Class A common stock. As a result of the fiscal 2010 conversion, there is no longer any Preferred Stock outstanding as of February 2, 2013.
Exercise of Common Stock Warrants
In fiscal 2010, investors in the Notes exercised portions of outstanding warrants, resulting in the issuance of 1,160,715 of Class A common stock, in exchange for $4.3 million of proceeds to the Company. In fiscal 2010, Series E warrants exercisable into 4,931,401 shares of Class A common stock expired unredeemed. As a result of the exercises and expirations, there are no longer any warrants outstanding as of February 2, 2013.
NOTE 6:    Commitments and Contingencies
Leases
The Company leases retail stores, its corporate office, warehouse facilities, vehicles, computers, and office equipment under operating lease agreements expiring at various times through 2024. Certain leases for the Company’s retail stores include fixed common area maintenance obligations.
Minimum annual rental and other commitments under noncancelable leases as of February 2, 2013, are as follows (in thousands):

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

Fiscal year:
2013	$79,900
2014	75,200
2015	70,100
2016	69,700
2017	64,100
Thereafter	138,700
$497,700
Aggregate rents under noncancelable operating leases for fiscal 2012, 2011, and 2010 were as follows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Minimum rent	$67,000	$65,200	$60,500
Percentage rent	100	400	200
Deferred rent, net	(3,500)	(2,500)	(2,600)
Common area maintenance and real estate taxes	44,800	42,900	40,200
Excise tax	800	800	800
Aggregate rent expense	$109,200	$106,800	$99,100
Indemnities, Commitments, and Guarantees
The restricted shares and options awarded under the Company’s stock incentive plans permit accelerated vesting in connection with change-of-control events. In addition, certain of the Company's executive officers' employment agreement require accelerated vesting in connection with change-of-control events. A change of control is generally defined as the acquisition of over 50% of the combined voting power of the Company’s outstanding shares eligible to vote for the election of its Board of Directors by any person, or the merger or consolidation of the Company in which voting control is not retained by the holders of the Company’s securities prior to the transaction or the majority of directors of the surviving company are not directors of the Company. In addition, the members of the Board of Directors who have received restricted stock awards also have accelerated vesting provisions in connection with the occurrence of certain events, including, but not limited to, failure to be nominated or reelected to the Board of Directors and/or the significant diminution in the directors’ and officers’ insurance provided by the Company. In fiscal 2012, 2011, and 2010, no change of control or other events occurred that would give rise to such accelerated vesting. Additionally, the Company has made contractual commitments to certain of its executive officers providing for severance payments upon certain termination of events.
During its normal course of business, the Company has made certain indemnifications, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has issued guarantees in the form of letters of credit as security for merchandise shipments, payment of claims under the Company’s self-funded workers’ compensation insurance program, and certain other operating commitments. There were $5.2 million in letters of credit outstanding at February 2, 2013. The duration of these indemnities, commitments, and guarantees varies. Some of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At February 2, 2013, the Company has determined that no accrued liability is necessary related to these commitments, guarantees, and indemnities.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

Litigation

On July 19, 2006, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company's current and former employees that were employed and paid by the Company on an hourly basis during the four-year period from July 19, 2002, through July 19, 2006. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and orders issued by the Industrial Welfare Commission. On November 30, 2006, the Company reached an agreement to pay approximately $0.3 million to settle this matter. In September 2012, the Company paid approximately $0.3 million to settle the matter plus $0.1 million in settlement administration fees.

On May 22, 2007, a complaint was filed in the Superior Court of the State of California for the County of Orange on behalf of certain of the Company's current and former employees who were employed and paid by the Company from May 22, 2003 through the present. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code, the State of California Business and Professions Code, and Wage Orders of the Industrial Welfare Commission. On December 17, 2010, the court denied Plaintiffs' Motion for Class Certification and Motion For Leave to File An Amended Complaint. Plaintiffs appealed both orders. On April 4, 2012, the Court of Appeal affirmed the trial court's denial of class certification and leave to amend the complaint. On September 11, 2012, the matter was transferred to a new judge in the lower court. In March 2013, the Company paid $0.2 million to settle the matter.

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company's current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking reimbursement for alleged uniform and business expenses, injunctive relief, restitution, civil penalties, interest, and attorney's fees and costs. On August 16, 2011, the court denied Plaintiffs' Motion for Class Certification. Plaintiffs appealed and, on October 12, 2012, the California Court of Appeals affirmed the lower court's ruling. On January 23, 2013, the California Supreme Court denied Plaintiffs' petition for review. On February 4, 2013, the Court of Appeals issued a remittitur to send the case back to the trial court where it will proceed on behalf of only the three named plaintiffs and not as a class action.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by the Company against employees of the Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. On November 14, 2012, the Company reached resolution with the EEOC and several of the individual complainants that concludes the EEOC's investigation. Between November 2012 and March 2013, the Company paid approximately $0.8 million to settle with individual complainants. The Company also agreed to programmatic initiatives that are consistent with the Company's diversity plan. The Company will report progress on its initiatives and results periodically to the EEOC. Claimants with whom the Company did not enter into a settlement had an opportunity to bring a private lawsuit within ninety days from the date they received their November 26, 2012 right-to-sue notice from the EEOC, however, that time period is tolled for those individuals who are putative class members in a race discrimination class action filed on July 12, 2012 in the United States District Court for the Central District of California with respect to any race discrimination claims they have that are within the scope of the putative class action (see below).  On December 12, 2012, the EEOC issued a "for cause" finding related to certain allegations made by one complainant, who is the lead plaintiff in the above-referenced class action.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company's current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted the Company's motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted the Company's motion to compel arbitration. Plaintiffs appealed. On July 18, 2012, the Company received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with the Company. Plaintiffs alleged that the Company's arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against the Company. On September 20, 2012, the NLRB dismissed Plaintiffs claims.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

On October 27, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company's current and former employees who were employed in California during the time period from October 27, 2007 through the present. The Company was named as a defendant. Plaintiffs are seeking unpaid wages, civil and statutory penalties, restitution, injunctive relief, interest, and attorneys' fees and costs. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On March 28, 2012, the court entered an Order denying the Company's motion to compel arbitration. On September 21, 2012, the Company filed a notice of appeal.

On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of the Company's current and former African American retail store employees. The Company was named as a defendant. The complaint alleges various violations under 42 U.S.C. § 1981, including allegations that the Company engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs are also alleging retaliation. Plaintiffs are seeking reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys' fees, and interest.

As of February 2, 2013, the Company has accrued $6.4 million for loss contingencies in connection with the litigation matters enumerated above included in accounts payable - other on the consolidated balance sheet. The Company is vigorously defending the pending matters and will continue to evaluate its potential exposure and estimated costs as these matters progress. Future developments may require the Company to increase the amount of this accrual, which could have a material adverse effect on the Company's results of operations or financial condition.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims, insurance may cover a portion of such losses. However, certain matters could arise for which the Company does not have insurance coverage or for which insurance provides only partial coverage. These matters could have a material adverse effect on the Company's results of operations or financial condition.
NOTE 7:    Stockholders’ Equity
On February 1, 2013, the Company announced that its Board of Directors authorized a $25.0 million share repurchase program, to be executed through open market or privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Based on the Company’s closing share price on February 1, 2013, the $25.0 million under the share repurchase program represented approximately 10% of the Company’s total market capitalization. The repurchase program will be funded using existing cash and cash equivalents on hand.
During fiscal 2011, the Company repurchased 12,093,482 shares of its Class A common stock at an average market price of $4.43 per share, for a total cost, including commissions, of approximately $53.7 million, bringing the total repurchased under this program to 12,975,782 shares of its Class A common stock at a total cost of $56.7 million, completing the stock repurchase program in fiscal 2011.
During fiscal 2012, employees of the Company tendered 208,548 shares of the Company’s Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations for a total cost of approximately $0.6 million.
During August 2011 and August 2012, the Company retired 24,242,219 and 1,245,680, respectively, shares of its Class A common stock held in treasury. In accordance with Delaware law and the terms of the Company’s certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.
As of February 2, 2013, 141,301 repurchased shares, at a cost of $0.4 million, as well as 669,467 shares reacquired by the Company, at no cost, upon employee and director forfeitures of stock-based compensation, were not yet retired.

NOTE 8:    Fair Value of Financial Instruments

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company's own credit risk.
Inputs used in measuring fair value are prioritized into a three-level hierarchy based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1 – Quoted prices for identical instruments in active markets;

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount as of February 2, 2013	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash	$5,612	$5,612	$—	$—
Money market funds	36,667	—	36,667	—
Cash and cash equivalents	42,279

Certificate of deposits	5,053	—	5,047	—
US treasury securities	19,991	—	19,991	—
US government securities	42,650	—	42,592	—
Short-term investments	67,694	—	—	—

Long-term tenant allowance receivables	960	—	—	960

	Carrying Amount as of January 28, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash	$62,881	$62,881	$—	$—
Money market funds	94,304	—	94,304	—
Cash and cash equivalents	157,185	—	—	—

Long-term tenant allowance receivables	875	—	—	875
Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. Certain money market funds are valued through the use of quoted market prices and are represented as Level 1. Other money market funds are valued at $1, which is generally the net asset value of these funds and are represented at Level 2. Units are redeemable on a daily basis and redemption requests generally can be received the same day as the effective date. The Company’s short-term investments consist of interest-bearing bonds of various U.S. Government agencies and certificate of deposits, have maturities that were less than one year and are carried at amortized cost plus accrued income. Short-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

short-term investments was determined based on quoted prices for similar instruments in active markets. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the long-term tenant allowance receivables was determined by discounting them to present value using an incremental borrowing rate of 9.26%, at the time of recording, over their five year collection period. They are included in other assets within the consolidated balance sheet.
On a non-recurring basis, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs consisting of, but not limited to, projected sales growth, estimated gross margins, projected operating costs and an estimated weighted-average cost of capital rate. During fiscal 2012, 2011, and 2010, the Company recorded $27.0 million, $4.5 million and $4.2 million, respectively, of impairment charges in the consolidated statements of operations. Refer to Note 1, “Summary of Significant Accounting Policies.”
NOTE 9:    Retirement Plan
The Company maintains a qualified defined contribution retirement plan under the Internal Revenue Code Section 401(k). The Wet Seal Retirement Plan (the “Retirement Plan”) is available to all employees who meet the Retirement Plan’s eligibility requirements. The Retirement Plan is funded by employee and employer contributions. The Company provides an immediately vesting Company match of 100% on the employee’s first 3% of deferral and 50% on the employee’s next 2% of deferral. In fiscal 2012, 2011, and 2010, the Company incurred expense for matching contributions of $0.7 million, $0.6 million, and $0.6 million, respectively.

NOTE 10:    Supplemental Employee Retirement Plan
The Company maintains a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for a former Chairman of the Board of Directors of the Company. The SERP provides for retirement benefits through life insurance. The Company funded the SERP in prior years through contributions to a trust fund known as a “Rabbi” trust. Funds are held in a Rabbi trust for the SERP consisting of a life insurance policy reported at cash surrender value. In accordance with applicable accounting standards, the assets and liabilities of a Rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the Rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the Rabbi trust are reported in the Company’s consolidated statements of operations. The cash surrender value of such life insurance policy was $1.4 million and $1.5 million at February 2, 2013, and January 28, 2012, respectively, and is included in other assets in the Company’s consolidated balance sheets.
Effective January 1, 2005, the former Chairman of the Board of Directors of the Company began to receive an annual pension, payable in monthly installments, pursuant to the SERP of $220,000.
Applicable accounting standards require an entity to recognize in its consolidated balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status as of the end of the entity’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive (loss) income in the year in which the changes occur. The Company recorded a decrease of $0.1 million, $0.3 million and $0.1 million, respectively, in fiscal 2012, 2011, and 2010 to accumulated other comprehensive (loss) income.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

The following presents a reconciliation of the SERP’s funded status and certain other SERP information (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
Benefit obligation at beginning of year	$2,144	$1,983
Interest cost	81	94
Actuarial loss	123	287
Benefits paid	(220)	(220)
Benefit obligation at end of year	$2,128	$2,144
Funded status	$(2,128)	$(2,144)
Unrecognized prior-service cost	—	—
Unrecognized actuarial gain	—	—
Net amount recognized	$(2,128)	$(2,144)
Weighted-average assumptions:
Discount rate	3.50%	4.00%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a
The amounts recognized in accumulated other comprehensive (loss) income for fiscal 2012, 2011, and 2010 on the consolidated balance sheets consist of the following (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net actuarial loss	$123	$287	$115
The components of net periodic pension cost for fiscal 2012, 2011, and 2010 are as follows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Interest cost	$81	$94	$103
Amortization of actuarial gain	—	(7)	(16)
Net periodic pension cost	$81	$87	$87
NOTE 11:    Net (Loss) Income Per Share
Net (loss) income per share, basic, is computed based on the weighted-average number of common shares outstanding for the period, including consideration of the two-class method with respect to certain of the Company’s other equity securities (see below). Net (loss) income, diluted, is computed based on the weighted-average number of common and potentially dilutive common equivalent shares outstanding for the period, also with consideration given to the two-class method.
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
The Notes and Preferred Stock were convertible into shares of Class A common stock. Both of these securities included rights whereby, upon payment of dividends or other distributions to Class A common stockholders, the Notes and Preferred Stock would participate ratably in such distributions based on the number of common shares into which such securities were convertible at that time. Because of these rights, the Notes and Preferred Stock were considered to be participating securities requiring the use of the two-class method for the computation of earnings per share. For the dilutive computation, under the

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

two-class method, determination of whether the Notes and Preferred Stock were dilutive was based on the application of the “if-converted” method. Although the Notes and Preferred Stock were fully converted and represented Class A common shares outstanding as of January 29, 2011, they were included in the computation of diluted earnings for fiscal 2010, with respect to the period they were outstanding prior to conversion. For the fiscal 2010, the effect of the Notes and Preferred Stock was not dilutive to the computation of diluted earnings per share.
While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. In fiscal 2012, 2011, and 2010, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.
The two-class method requires allocation of undistributed earnings per share among the common stock, Notes, Preferred Stock and unvested share-based payment awards based on the dividend and other distribution participation rights under each of these securities. However, losses are not allocated to these participating securities. The following table summarizes the allocation of undistributed earnings among common stock and other participating securities using the two-class method and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	Fiscal 2012			Fiscal 2011			Fiscal 2010
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net (loss) income	$(113,231)			$15,082			$12,570
Less: Undistributed earnings allocable to participating securities	—			(393)			(274)
Basic earnings per share	$(113,231)	88,705,289	$(1.28)	$14,689	92,713,516	0.16	$12,296	99,255,952	$0.12
Diluted earnings per share:
Net (loss) income	$(113,231)			$15,082			$12,570
Less: Undistributed earnings allocable to participating securities	—			(393)			(274)
Effect of dilutive securities		—			48,561			156,865
Diluted earnings per share	$(113,231)	88,705,289	$(1.28)	$14,689	92,762,077	0.16	$12,296	99,412,817	$0.12
The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would not have been dilutive.

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Stock options outstanding	1,531,976	2,917,591	3,081,036
Performance share and nonvested restricted stock awards	879,406	2,482,877	1,629,114
Stock issuable upon conversion of secured convertible notes	—	—	495,727
Stock issuable upon conversion of preferred stock	—	—	84,091
Total	2,411,382	5,400,468	5,289,968

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

NOTE 12:    Segment Reporting
The Company operates exclusively in the retail apparel industry in which it sells trend right and contemporary fashion apparel and accessory items, primarily through mall-based chains of retail stores, to female consumers with a young, active lifestyle. The Company has identified two operating segments (“Wet Seal” and “Arden B”). E-commerce operations for Wet Seal and Arden B are included in their respective operating segments.
Information for fiscal 2012, 2011, and 2010 for the two reportable segments is set forth below (in thousands, except percentages):

Fiscal 2012	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$495,027	$85,370	$—	$580,397
Percentage of consolidated net sales	85%	15%	—	100%
Operating loss	$(13,086)	$(7,757)	$(49,446)	$(70,289)
Depreciation and amortization expense	$14,239	$1,639	$1,619	$17,497
Interest income	$—	$—	$142	$142
Interest expense	$—	$—	$(181)	$(181)
Loss before provision for income taxes	$(13,086)	$(7,757)	$(49,485)	$(70,328)
Total identifiable assets as of year-end	$182,207	$28,763	$15,536	$226,506
Capital expenditures	$16,027	$1,745	$2,634	$20,406

Fiscal 2011	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$526,105	$93,992	$—	$620,097
Percentage of consolidated net sales	85%	15%	—	100%
Operating income (loss)	$55,661	$1,491	$(32,152)	$25,000
Depreciation and amortization expense	$15,765	$2,099	$1,507	$19,371
Interest income	$—	$—	$241	$241
Interest expense	$—	$—	$(180)	$(180)
Income (loss) before provision for income taxes	$55,661	$1,491	$(32,091)	$25,061
Total identifiable assets as of year-end	$234,405	$38,540	$57,588	$330,533
Capital expenditures	$19,081	$4,442	$2,963	$26,486

Fiscal 2010	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$486,959	$94,235	$—	$581,194
Percentage of consolidated net sales	84%	16%	—	100%
Operating income (loss)	$46,429	$8,384	$(29,566)	$25,247
Depreciation and amortization expense	$14,245	$1,619	$949	$16,813
Interest income	$—	$—	$337	$337
Interest expense	$—	$—	$(3,045)	$(3,045)
Income (loss) before benefit for income taxes	$46,429	$8,384	$(32,274)	$22,539
Total identifiable assets as of year-end	$256,427	$44,969	$67,136	$368,532
Capital expenditures	$18,603	$5,199	$6,925	$30,727
The “Corporate and Unallocated” column is presented solely to allow for reconciliation of segment contribution to consolidated operating (loss) income, interest income, interest expense and (loss) income before provision for income taxes.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense. The application of accounting policies for segment reporting is consistent with the application of accounting policies for corporate reporting.
Wet Seal operating (loss) income during fiscal 2012, 2011, and 2010 includes $24.0 million, $2.6 million and $3.6 million, respectively, of asset impairment charges.
Arden B operating (loss) income during fiscal 2012, 2011, and 2010 includes $3.0 million, $1.9 million, and $0.6 million, respectively, of asset impairment charges.
The Company closed 24, 1 and 6 Arden B stores during fiscal 2012, 2011, and 2010, respectively. The sales and operating (loss) income generated from the 31 Arden B store closures since fiscal 2010 in each of the fiscal 2012, 2011, and 2010 years was $17.6 million, $21.7 million, and $25.6 million, respectively and ($1.9) million, ($0.4) million, and $0.8 million, respectively.
Corporate expenses during fiscal 2012 include $7.1 million of loss contingency charges for several litigation matters, $3.0 million in severance costs, net of stock forfeiture credits, resulting from the departure of the Company's previous chief executive officer and president and chief operating officer and $0.3 million of severance costs resulting from a workforce reduction executed on February 1, 2013. Additionally, corporate expenses during fiscal 2012 included a $0.5 million charge upon the early termination of two investment banker retention agreements and $1.9 million in professional fees associated with a proxy solicitation. The proxy solicitation ultimately led to an agreement to replace four of the Company's seven board members during October 2012.
Corporate expenses in fiscal 2010 include interest expense of $2.1 million, as a result of accelerated write-off of discounts on Notes and deferred financing costs upon conversions of Notes, and includes $0.7 million of interest expense for a conversion inducement associated with conversions of Notes and Preferred Stock. Additionally, corporate expenses in fiscal 2010 include $1.6 million in charges associated with a transition payment to a prior chief executive officer and recruiting fees for the succeeding chief executive officer.
Corporate total assets consist primarily of deferred income tax assets and net equipment and leasehold improvements located at the Company’s corporate offices and distribution facility, as well as receivables, prepaid expenses, and other miscellaneous assets not specifically related to the reporting segments.
NOTE 13:    Unaudited Quarterly Financial Data
Summarized quarterly financial information for fiscal 2012 and 2011 is listed below (in thousands, except per-share data).

	Fiscal 2012 Quarter Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
Net sales	$147,945	$135,261	$135,537	$161,654
Gross margin	$43,603	$30,802	$26,045	$40,051
Net loss	$(273)	$(12,369)	$(14,779)	$(85,810)
Net loss per share
Basic	$0.00	$(0.14)	$(0.17)	$(0.97)
Diluted	$0.00	$(0.14)	$(0.17)	$(0.97)
Weighted-average number of shares of common stock outstanding
Basic	88,486,977	88,585,063	88,877,993	88,859,277
Diluted	88,486,977	88,585,063	88,877,993	88,859,277
Class A common stock market price data
High	$3.69	$3.37	$3.29	$3.01
Low	$3.16	$2.66	$2.72	$2.66

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 (Continued)

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
The fiscal quarters ended April 28, 2012, July 28, 2012, October 27, 2012 and February 2, 2013, include $3.6 million, $9.0 million, $6.4 million and $8.0 million in charges, respectively, to record the impairment of certain retail store equipment and leasehold improvement assets.
The fiscal quarters ended October 27, 2012 and February 2, 2013, include $0.5 million and $6.6 million, respectively, of loss contingency charges for several litigation matters.
The fiscal quarters ended July 28, 2012 and October 27, 2012 includes $1.9 million and $0.1 million, respectively, of severance costs, net of stock forfeiture credits, resulting from the departure of the Company's previous chief executive officer. The fiscal quarter ended February 2, 2013 included $1.0 million of severance costs, net of stock forfeiture credits, resulting from the departure of the Company's previous president and chief operating officer and $0.3 million of severance costs resulting from the workforce reduction on February 1, 2013. Additionally, the fiscal quarters ended October 27, 2012 and February 2, 2013 included $2.1 million and $0.3 million in professional fees to defend against a shareholder proxy solicitation to replace a majority of the Company's board members, which included the $0.5 million charge to terminate the two investment banker agreements in the fiscal quarter ended February 2, 2013, offset by a $0.2 million benefit to adjust the amount of professional fees incurred. The proxy solicitation ultimately led to an agreement to replace four of the Company's seven board members during October 2012.
The fiscal quarters ended April 30, 2011, July 30, 2011, October 29, 2011 and January 28, 2012, include $0.3 million, $1.1 million, $0.7 million and $2.4 million in charges, respectively, to record the impairment of certain retail store equipment and leasehold improvement assets.
The fiscal quarter ended February 2, 2013 included a $71.1 million increase to provision for income taxes in order to establish a valuation allowance against its deferred tax assets.