Form 10-Q
period 2013-05-04
WET SEAL INC
filed 2013-05-29
CIK 863456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35634
____________________________________________________
THE WET SEAL, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	33-0415940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26972 Burbank, Foothill Ranch, CA	92610
(Address of principal executive offices)	(Zip Code)
(949) 699-3900
(Registrant’s telephone number, including area code)
____________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at May 24, 2013, was 88,976,080. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at May 24, 2013.

THE WET SEAL, INC.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets (Unaudited) as of May 4, 2013, February 2, 2013, and April 28, 2012	1
	Condensed Consolidated Statements of Operations (Unaudited) for the 13 Weeks Ended May 4, 2013 and April 28, 2012	2
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the 13 Weeks Ended May 4, 2013 and April 28, 2012	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended May 4, 2013, and April 28, 2012	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
SIGNATURES		30
EXHIBIT 10.5
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
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

THE WET SEAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,320	$42,279	$148,108
Short-term investments	61,342	67,694	—
Income tax receivables	286	286	510
Other receivables	4,612	1,738	1,227
Merchandise inventories	36,341	33,788	40,080
Prepaid expenses and other current assets	11,360	13,443	14,469
Deferred tax assets	—	—	20,133
Total current assets	164,261	159,228	224,527
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	90,673	90,666	122,835
Furniture, fixtures and equipment	63,694	62,486	80,301
	154,367	153,152	203,136
Less accumulated depreciation and amortization	(90,798)	(88,927)	(116,530)
Net equipment and leasehold improvements	63,569	64,225	86,606
OTHER ASSETS:
Deferred tax assets	—	—	23,927
Other assets	3,040	3,053	3,054
Total other assets	3,040	3,053	26,981
TOTAL ASSETS	$230,870	$226,506	$338,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$20,644	$16,978	$23,802
Accounts payable – other	17,470	18,116	11,747
Accrued liabilities	27,970	26,347	23,410
Current portion of deferred rent	2,717	2,289	2,619
Total current liabilities	68,801	63,730	61,578
LONG-TERM LIABILITIES:
Deferred rent	31,674	32,136	33,057
Other long-term liabilities	1,871	1,908	1,889
Total long-term liabilities	33,545	34,044	34,946
Total liabilities	102,346	97,774	96,524
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 91,067,436 shares issued and 88,976,080 outstanding at May 4, 2013; 90,541,144 shares issued and 89,730,376 shares outstanding at February 2, 2013; and 90,840,928 shares issued and 90,461,783 shares outstanding at April 28, 2012	9,107	9,054	9,084
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	240,108	239,698	239,995
Accumulated deficit	(116,371)	(119,481)	(6,523)
Treasury stock, 2,091,356 shares, 810,768 shares, and 379,145 shares, at cost, at May 4, 2013, February 2, 2013, and April 28, 2012, respectively	(4,193)	(412)	(962)
Accumulated other comprehensive loss	(127)	(127)	(4)
Total stockholders’ equity	128,524	128,732	241,590
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,870	$226,506	$338,114
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	$140,445	$147,945
Cost of sales	98,214	104,342
Gross margin	42,231	43,603
Selling, general, and administrative expenses	37,437	40,438
Asset impairment	1,596	3,606
Operating income (loss)	3,198	(441)
Interest income	40	38
Interest expense	(46)	(48)
Interest expense, net	(6)	(10)
Income (loss) before provision (benefit) for income taxes	3,192	(451)
Provision (benefit) for income taxes	82	(178)
Net income (loss)	$3,110	$(273)
Net income (loss) per share, basic	$0.03	$ (0.00)
Net income (loss) per share, diluted	$0.03	$ (0.00)
Weighted-average shares outstanding, basic	88,501,179	88,486,977
Weighted-average shares outstanding, diluted	88,503,407	88,486,977
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 2, 2013	90,541,144	$9,054	—	$—	$239,698	$(119,481)	$(412)	$(127)	$128,732
Net income	—	—	—	—	—	3,110	—	—	3,110
Stock issued pursuant to long-term incentive plans	496,292	50	—	—	(50)	—	—	—	—
Stock-based compensation	—	—	—	—	369	—	—	—	369
Exercise of stock options	30,000	3	—	—	91	—	—	—	94
Repurchase of common stock	—	—	—	—	—	—	(3,781)	—	(3,781)
Balance at May 4, 2013	91,067,436	$9,107	—	$—	$240,108	$(116,371)	$(4,193)	$(127)	$128,524

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

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 Weeks Ended
	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,110	$(273)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,338	4,691
Amortization of premium on investments	152	—
Amortization of deferred financing costs	27	27
Loss on disposal of equipment and leasehold improvements	18	286
Asset impairment	1,596	3,606
Deferred income taxes	—	(147)
Stock-based compensation	369	994
Changes in operating assets and liabilities:
Income tax receivables	—	(310)
Other receivables	(2,874)	218
Merchandise inventories	(2,553)	(8,246)
Prepaid expenses and other current assets	2,056	(9,926)
Other non-current assets	13	8
Accounts payable and accrued liabilities	3,950	3,987
Deferred rent	(34)	24
Other long-term liabilities	(37)	(35)
Net cash provided by (used in) operating activities	9,131	(5,096)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(3,603)	(3,778)
Proceeds from maturity of marketable securities	6,200	—
Net cash provided by (used in) investing activities	2,597	(3,778)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	94	19
Repurchase of common stock	(3,781)	(222)
Net cash used in financing activities	(3,687)	(203)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,041	(9,077)
CASH AND CASH EQUIVALENTS, beginning of period	42,279	157,185
CASH AND CASH EQUIVALENTS, end of period	$50,320	$148,108
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18	$19
Income taxes	$183	$585
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of equipment and leasehold improvements unpaid at end of period	$2,822	$4,427
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 4, 2013, and April 28, 2012
(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation
The information set forth in these condensed consolidated financial statements as of and for the 13 weeks ended May 4, 2013, and April 28, 2012 (collectively, the “Interim Financial Statements”), are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in The Wet Seal, Inc. (the “Company”) annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
In the opinion of management, the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014.
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
The Company's evaluations during the 13 weeks ended May 4, 2013, and April 28, 2012 included impairment testing of 30 and 23 stores and resulted in 7 and 13 stores being impaired, respectively, as their projected future cash flows were not sufficient to cover the net carrying value of their assets. As such, the Company recorded the following non-cash charges related to its retail stores within asset impairment in the condensed consolidated statements of operations to write down the carrying values of these stores' long-lived assets to their estimated fair values (in thousands except for number of stores).

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 4, 2013, and April 28, 2012
(Unaudited)

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Aggregate carrying value of all long-lived assets impaired	$2,314	$3,884
Less: Impairment charges	1,596	3,606
Aggregate fair value of all long-lived assets impaired	$718	$278
Number of stores with asset impairment	7	13
Of the 23 remaining stores that were tested and not impaired during the 13 weeks ended May 4, 2013, 7 could be deemed to be at risk of future impairment. When making this determination, the Company considered the potential impact that reasonably possible changes to sales and gross margin performance versus the Company's current projections for these stores could have on their current estimated cash flows.
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
Income Taxes
The Company accounts for income taxes in accordance with applicable accounting standards which require that the Company recognize deferred tax assets, which include net operating loss carryforwards (NOLs) and tax credits, and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax expense or benefit results from the change in net deferred tax assets or deferred tax liabilities. Such guidance requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Due to the Company's three-year cumulative operating losses, the Company established a valuation allowance against all of its deferred tax assets in fiscal 2012. In addition, the Company discontinued recording income tax benefits in the condensed consolidated statements of operations. The Company will not record such income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. For the 13 weeks ended May 4, 2013, the Company generated operating income, however, the Company remains in a cumulative three-year operating loss position and realization of its deferred income tax assets is not deemed to be more likely than not. Prospectively, as the Company continues to evaluate available evidence, it is possible that the Company may deem some or all of its deferred income tax assets to be realizable.
The Company has approximately $121.5 million of federal NOLs available to offset taxable income in fiscal 2013 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code. The Company believes its NOLs available will be sufficient to offset any federal regular taxable income in fiscal 2013. The Company’s effective income tax rate for the 13 weeks ended May 4, 2013, was 2.6%. The Company expects a 1.8% effective income tax rate for fiscal 2013.
Other Comprehensive Income
Other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net income (loss). The Company's comprehensive income for the 13 weeks ended May 4, 2013, and April 28, 2012 was equal to the Company's net income (loss).
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the disclosure of accumulated other comprehensive income. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 4, 2013, and April 28, 2012
(Unaudited)

comprehensive income by the net income line item. The Company adopted this guidance, which did not impact its condensed consolidated financial statements.
NOTE 2 – Stock-Based Compensation
The Company had one stock incentive plan under which shares were available for grant at May 4, 2013: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of May 4, 2013; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”
The 2005 Plan permits the granting of options, restricted common stock, performance shares awards, restricted and performance stock units, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock, performance share grants and other awards made or settled in the form of Company stock. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. An aggregate of 22,557,528 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of May 4, 2013, 4,477,643 shares were available for future grants under the Plan.
Stock Options
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
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Dividend Yield	—%	—%
Expected Volatility	41.09%	51.26%
Risk-Free Interest Rate	0.44%	0.51%
Expected Life of Options (in Years)	3.3	3.3
At May 4, 2013, there was $0.5 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 1.6 years, representing the remaining vesting periods of such options through fiscal 2016.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 4, 2013, and April 28, 2012
(Unaudited)

The following table summarizes the Company’s stock option activities with respect to its Plans for the 13 weeks ended May 4, 2013, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 2, 2013	1,564,167	$4.29
Granted	80,000	$3.06
Exercised	(30,000)	$3.14
Canceled	(470,403)	$5.37
Outstanding at May 4, 2013	1,143,764	$3.79	2.80	$131
Vested and expected to vest in the future at May 4, 2013	1,076,535	$3.81	2.72	$118
Exercisable at May 4, 2013	675,147	$3.91	2.03	$57

Options vested and expected to vest in the future is comprised of all options outstanding at May 4, 2013, net of estimated forfeitures. Additional information regarding stock options outstanding as of May 4, 2013, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of May 4, 2013	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of May 4, 2013	Weighted- Average Exercise Price Per Share
$ 1.81 - $ 2.74	22,500	3.90	$2.58	2,500	$1.81
$ 2.77 - $ 4.19	920,931	2.77	$3.54	522,317	$3.54
$ 4.26 - $ 6.82	195,833	2.88	$4.93	145,830	$5.08
$ 8.67 - $ 10.95	4,500	0.47	$10.19	4,500	$10.19
$ 1.81 - $ 10.95	1,143,764	2.80	$3.79	675,147	$3.91
The weighted-average grant-date fair value of options granted during the 13 weeks ended May 4, 2013, and April 28, 2012, was $0.91 and $1.22, respectively. The total intrinsic values for options exercised during the 13 weeks ended May 4, 2013, and April 28, 2012, were both less than $0.1 million, respectively.
Cash received from option exercises under all Plans for the 13 weeks ended May 4, 2013, and April 28, 2012, was $0.1 million and less than $0.1 million, respectively. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.
Restricted Common Stock, Restricted Stock Units, Performance Share Awards, and Performance Stock Units
Under the 2005 Plan, the Company grants directors, certain executives, and other key employees restricted common stock and restricted stock units with vesting contingent upon completion of specified service periods ranging from one to three years. The Company also grants certain executives and other key employees performance share awards and performance stock units with vesting contingent upon a combination of specified service periods and the Company’s achievement of specified corporate performance objectives. Restricted stock units and performance stock units awarded to employees represent the right to receive one share of the Company's Class A common stock upon vesting.
During the 13 weeks ended May 4, 2013, and April 28, 2012, the Company granted 234,759 and 174,580 shares, respectively, of restricted common stock to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during the 13 weeks ended May 4, 2013, and April 28, 2012, was $3.03 and $3.58 per share, respectively. Additionally, the Company granted 79,339 restricted stock units to certain employees during the 13 weeks ended May 4, 2013 with a grant-date fair value of $2.95 per share.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 4, 2013, and April 28, 2012
(Unaudited)

During the 13 weeks ended May 4, 2013, the Company granted 261,533 performance share awards under the 2005 Plan, with a grant-date fair value of $2.95 per share. Additionally, the Company granted 171,900 performance stock units to certain employees during the 13 weeks ended May 4, 2013 with a grant-date fair value of $2.95 per share, with the opportunity of an additional 26,446 performance stock units to be earned if certain EBITDA targets are achieved, and which are not included in the total outstanding share awards below.
The fair value of nonvested restricted common stock awards, performance share awards, restricted stock units and performance stock units is equal to the specified grant date price of the Company’s Class A common stock on the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock, restricted stock units, performance share awards and performance stock units during the 13 weeks ended May 4, 2013:

Nonvested Restricted Common Stock, Restricted Stock Units, Performance Share Awards, and Performance Stock Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at February 2, 2013	644,492	$2.89
Granted	747,531	$3.00
Vested	—	$—
Forfeited	(27,067)	$3.08
Nonvested at May 4, 2013	1,364,956	$2.95
At May 4, 2013, there was $2.8 million of total unrecognized compensation expense related to nonvested restricted common stock, restricted stock units, performance share awards, and performance stock units under the Company’s share-based payment plans, of which $2.1 million relates to restricted common stock, $0.2 million relates to restricted stock units, $0.4 million relates to performance share awards and $0.1 million relates to performance stock units. That cost is expected to be recognized over a weighted-average period of 2.3 years. These estimates utilize subjective assumptions, which depend upon achievement of a combination of specified service periods and performance objectives. The number of shares to vest, and the related stock-based compensation expense to be incurred, may differ dependent upon actual performance objectives achieved. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.
The following tables summarize stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Stock options	$49	$285
Restricted stock awards and units	294	401
Performance share awards and units	$26	$308
Stock-based compensation	$369	$994

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Cost of sales	$50	$67
Selling, general, and administrative expenses	319	927
Stock-based compensation	$369	$994
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
For the 13 weeks ended May 4, 2013, and April 28, 2012
(Unaudited)

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
At May 4, 2013, the amount outstanding under the Facility consisted of $1.9 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit, and the Company had $31.6 million available under the Facility for cash advances and/or the issuance of additional letters of credit.
At May 4, 2013, the Company was in compliance with all covenant requirements under the Facility.
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

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 4, 2013, and April 28, 2012
(Unaudited)

The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount as of May 4, 2013	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash	$17,285	$17,285	$—	$—
Money market funds	33,035	—	33,035	—
Cash and cash equivalents	50,320

Certificates of deposit	5,936	—	5,925	—
US treasury securities	14,989	—	14,997	—
US government securities	40,417	—	40,343	—
Short-term investments	61,342

Long-term tenant allowances receivable	982	—	—	982

	Carrying Amount as of February 2, 2013	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash	$5,612	$5,612	$—	$—
Money market funds	36,667	—	36,667	—
Cash and cash equivalents	42,279

Certificates of deposit	5,053	—	5,047	—
US treasury securities	19,991	—	19,991	—
US government securities	42,650	—	42,592	—
Short-term investments	67,694	—	—	—

Long-term tenant allowances receivable	960	—	—	960

	Carrying Amount as of April 28, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash	$33,788	$33,788	$—	$—
Money market funds	114,320	—	114,320	—
Cash and cash equivalents	148,108

Long-term tenant allowances receivable	896	—	—	896
Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. The Company's money market funds are valued at $1, which is generally the net asset value of these funds and are represented at Level 2. Units are redeemable on a daily basis and redemption requests generally can be received the same day as the effective date. The Company’s short-term investments consist of interest-bearing bonds of various U.S. Government agencies and certificates of deposit, have maturities that were less than one year and are carried at amortized cost plus accrued income. Short-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 4, 2013, and April 28, 2012
(Unaudited)

short-term investments was determined based on quoted prices for similar instruments in active markets. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the long-term tenant allowances receivable was determined by discounting them to present value using an incremental borrowing rate of 9.26%, at the time of recording, over their five year collection period. They are included in other assets within the condensed consolidated balance sheet.
On a non-recurring basis, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs consisting of, but not limited to, projected sales growth, estimated gross margins, projected operating costs and an estimated weighted-average cost of capital rate. During the 13 weeks ended May 4, 2013, and April 28, 2012, the Company recorded $1.6 million and $3.6 million of impairment charges, respectively, in the accompanying condensed consolidated statements of operations. Refer to Note 1, “Summary of Significant Accounting Policies.”
NOTE 5 – Net Income (Loss) Per Share
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
While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. Restricted stock units and performance stock units are not participating securities. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the 13 weeks ended April 28, 2012, the Company incurred a net loss and there was no dilutive effect of any unvested share-based payment awards.
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

The following table summarizes the allocation of undistributed earnings among common stock and other participating securities using the two-class method and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended
	May 4, 2013			April 28, 2012
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net income (loss) per share, basic:
Net income (loss)	$3,110			$(273)
Less: Undistributed earnings allocable to participating securities	(31)			—
Net income (loss) per share, basic	$3,079	88,501,179	$0.03	$(273)	88,486,977	$ (0.00)
Net income (loss) per share, diluted:
Net income (loss)	$3,110			$(273)
Less: Undistributed earnings allocable to participating securities	(31)			—
Effect of dilutive securities		2,228			—
Net income (loss) per share, diluted	$3,079	88,503,407	$0.03	$(273)	88,486,977	$ (0.00)

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 4, 2013, and April 28, 2012
(Unaudited)

The computations of net income (loss) per share, diluted, excluded the following potentially dilutive securities exercisable into Class A common stock for the 13 weeks ended May 4, 2013, and April 28, 2012, respectively, because their effect would not have been dilutive.

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Stock options outstanding	1,116,264	3,216,217
Unvested performance shares and restricted stock awards	977,322	2,077,361
Total	2,093,586	5,293,578

NOTE 6 – Commitments and Contingencies
Litigation

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company's current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking reimbursement for alleged uniform and business expenses, injunctive relief, restitution, civil penalties, interest, and attorney's fees and costs. On August 16, 2011, the court denied Plaintiffs' Motion for Class Certification. Plaintiffs appealed and, on October 12, 2012, the California Court of Appeals affirmed the lower court's ruling. On January 23, 2013, the California Supreme Court denied Plaintiffs' petition for review. On February 4, 2013, the Court of Appeals issued an order to send the case back to the trial court where it will proceed on behalf of only the three named plaintiffs and not as a class action.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by the Company against employees of the Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. On November 14, 2012, the Company reached resolution with the EEOC and several of the individual complainants that concluded the EEOC's investigation. Between November 2012 and March 2013, the Company paid approximately $0.8 million to settle with individual complainants. The Company also agreed to programmatic initiatives that are consistent with the Company's diversity plan. The Company will report progress on its initiatives and results periodically to the EEOC. Claimants with whom the Company did not enter into a settlement had an opportunity to bring a private lawsuit within ninety days from the date they received their November 26, 2012 right-to-sue notice from the EEOC, however, that time period is tolled for those individuals who are putative class members in a race discrimination class action filed on July 12, 2012 in the United States District Court for the Central District of California with respect to any race discrimination claims they have that are within the scope of the putative class action (see below).  On December 12, 2012, the EEOC issued a "for cause" finding related to certain allegations made by one complainant, who is the lead plaintiff in the above-referenced class action.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company's current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted the Company's motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted the Company's motion to compel arbitration. Plaintiffs appealed and that appeal is pending. Also, on July 18, 2012, the Company received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with the Company. Plaintiffs alleged that the Company's arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against the Company. On September 20, 2012, the NLRB dismissed Plaintiffs claims.

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
For the 13 weeks ended May 4, 2013, and April 28, 2012
(Unaudited)

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

On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of the Company's current and former African American retail store employees. The Company was named as a defendant. The complaint alleged various violations under 42 U.S.C. § 1981, including allegations that the Company engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs also alleged retaliation. Plaintiffs also sought reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys' fees, and interest. On May 8, 2013, the Company and Class Representatives filed papers memorializing an amicable resolution to the case pending final court approval. The Settlement Agreement provides for a cash payment of $7.5 million and also includes programmatic relief under which the Company agrees to post open positions, implement new selection criteria and interview protocols, revamp its annual performance reviews and compensation structure, add regional human resource directors, implement more diversity and inclusion communications and training for field and corporate office employees, and enhance its investigations training and processes. The Company has also reflected its commitment to use diverse models in its marketing and to partnerships with organizations dedicated to the advancement and well-being of African Americans and other diverse groups. A preliminary approval hearing has been requested for June 2013.

As of May 4, 2013, the Company has accrued $7.6 million for loss contingencies in connection with the litigation matters enumerated above, which is included in accounts payable - other on the condensed consolidated balance sheet. Some of these contingency matters include or may include insurance recovery. The Company is vigorously defending the pending matters and will continue to evaluate its potential exposure and estimated costs as these matters progress. Future developments may require the Company to adjust the amount of this accrual, which, if increased, could have a material adverse effect on the Company's results of operations or financial condition.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims, insurance may cover a portion of such losses. However, the outcome of the Company's litigation matters cannot be accurately predicted and there may be existing matters or matters that arise for which the Company does not have insurance coverage or for which insurance provides only partial coverage. Such outcome could have a material adverse effect on the Company's results of operations or financial condition.

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
Information for the 13 weeks ended May 4, 2013, and April 28, 2012, for the two reportable segments is set forth below (in thousands, except percentages):

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 4, 2013, and April 28, 2012
(Unaudited)

13 Weeks Ended May 4, 2013	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$122,799	$17,646	$—	$140,445
Percentage of consolidated net sales	87%	13%	—	100%
Operating income (loss)	$9,553	$558	$(6,913)	$3,198
Depreciation and amortization expense	$2,584	$260	$494	$3,338
Interest income	$—	$—	$40	$40
Interest expense	$—	$—	$(46)	$(46)
Income (loss) before provision for income taxes	$9,553	$558	$(6,919)	$3,192

13 Weeks Ended April 28, 2012	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$126,175	$21,770	$—	$147,945
Percentage of consolidated net sales	85%	15%	—	100%
Operating income (loss)	$9,324	$(1,304)	$(8,461)	$(441)
Depreciation and amortization expense	$3,856	$454	$381	$4,691
Interest income	$—	$—	$38	$38
Interest expense	$—	$—	$(48)	$(48)
Income (loss) before benefit for income taxes	$9,324	$(1,304)	$(8,471)	$(451)

The “Corporate and Unallocated” column is presented solely to allow for reconciliation of segment contribution to consolidated operating income (loss), interest income, interest expense and income (loss) before provision (benefit) for income taxes. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense. The application of accounting policies for segment reporting is consistent with the application of accounting policies for corporate reporting.
Wet Seal operating income (loss) during the 13 weeks ended May 4, 2013, and April 28, 2012, includes $1.1 million and $2.7 million, respectively, of asset impairment charges.
Arden B operating income (loss) during the 13 weeks ended May 4, 2013, and April 28, 2012, includes $0.5 million and $0.9 million, respectively, of asset impairment charges.
Corporate expenses during the 13 weeks ended May 4, 2013, include a $3.5 million benefit to adjust loss contingency charges for several litigation matters.

NOTE 8 – Treasury Stock
On February 1, 2013, the Company's Board of Directors authorized a program to repurchase up to $25.0 million of the outstanding shares of its Class A common stock, to be executed through open market or privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
During the 13 weeks ended May 4, 2013, the Company repurchased 1,206,649 shares of its Class A common stock at a weighted average market price of $3.00 per share, for a total cost of approximately $3.6 million. Additionally, the Company tendered 46,872 shares of its Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations for a total cost of approximately $0.2 million, as well as 27,067 shares reacquired by the Company, at no cost, upon employee forfeitures of stock-based compensation.

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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, and elsewhere in this Quarterly Report on Form 10-Q.
All references to “we,” “our,” “us,” and “the Company” in this Quarterly Report on Form 10-Q mean The Wet Seal, Inc. and its wholly owned subsidiaries.
Executive Overview
We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 39 years old. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At May 4, 2013, we had 526 retail stores in 47 states and Puerto Rico. Of the 526 stores, there were 464 Wet Seal stores and 62 Arden B stores. Our merchandise can also be purchased online through the respective websites of each of our chains.
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
Operating income (loss)—We view operating income (loss) as a key indicator of our financial success. The key drivers of operating income (loss) are comparable store sales, gross margins and the changes we experience in operating costs.
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
See Note 7 - "Segment Reporting," to the unaudited condensed consolidated financial statements for financial information regarding segment reporting, which information is incorporated herein by reference.
Current Trends and Outlook
Our comparable store sales decreased 2.9% during the 13 weeks ended May 4, 2013, driven by a 3.4% comparable store sales decrease in our Wet Seal division and a 0.9% comparable store sales increase in our Arden B division. After a challenging start in February, primarily due to macro headwinds, we achieved positive low-single digit comparable store sales in the combined March-April time-frame and generated positive mid-single digit comparable store sales in the final month of the quarter. At the same time, we saw significant sequential improvement in our merchandise margin, which came in approximately flat versus the prior year quarter.
The Wet Seal division's comparable store sales decrease was primarily driven by a decrease in transaction volume and average dollar sales per transaction, which was driven by a decrease in average unit selling price and a decrease in units purchased per customer. At Wet Seal, we believe the customer is responding well and returning to the Wet Seal brand more quickly than we anticipated, which has enabled us to stabilize the business and exceed our financial forecasts in the first quarter.
The Arden B division comparable store sales increase was primarily driven by an increase in transaction volume offset by a decrease in average dollar sales per transaction, which was driven by an increase in average unit selling price offset by a decrease in units purchased per customer. At Arden B, we made progress in the fiscal 2013 first quarter as evidenced by achieving slightly positive comparable store sales. This progress and the recent appointment of a new Vice President, General Merchandise Manager for this division, make us optimistic that we can reinvigorate the Arden B brand.
Our combined e-commerce sales increased 4.6% during the 13 weeks ended May 4, 2013, as compared to the prior year quarter.
We were encouraged by our fiscal first quarter 2013 performance and we intend to continue our initiatives focused on improving our execution under a fast fashion merchandising model, continuing to improve our product assortments and re-engaging our core Wet Seal and Arden B customers to lead us to a level of sales and earnings that our fast fashion strategy had driven for many prior years.
Store Openings and Closures
For all of fiscal 2013, we expect to open 19 to 23 new Wet Seal stores primarily to replace the approximately 20 to 22 stores that will be closing upon lease expiration in fiscal 2013, with openings primarily in outlet centers, in which we have experienced relatively stronger sales productivity and profitability versus our mall-based stores. We currently plan to close approximately 10 Arden B stores in fiscal 2013 upon lease expiration, as we focus efforts on improving merchandising and marketing strategies in that business.
At Wet Seal, we opened two new stores and closed six stores during the 13 weeks ended May 4, 2013. At Arden B, we had no store opening or closing activity during the 13 weeks ended May 4, 2013.
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
We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1, "Summary of Significant Accounting Policies" and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our condensed consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.
We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-based compensation, accounting for income taxes, legal loss contingencies and insurance reserves. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, except for the following updates for our critical accounting policies for long-lived assets, accounting for income taxes and legal loss contingencies.
Long-Lived Assets
We evaluate the carrying value of long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. During the 13 weeks ended May 4, 2013 and April 28, 2012, we recorded $1.6 million and $3.6 million, respectively, of impairment charges. Additional information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.
Accounting for Income Taxes
The information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.
Legal Loss Contingencies
We are subject to the possibility of various legal losses. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. As of May 4, 2013, we have accrued $7.6 million for loss contingencies in connection with the litigation matters discussed in Note 6, "Commitments and Contingencies," to the condensed consolidated financial statements included elsewhere in this report.

Primarily as the result of our preliminary settlement of a legal matter and related insurance recovery agreed upon by our insurance providers, we recorded a net benefit of $3.5 million pertaining to loss contingencies during the 13 weeks ended May 4, 2013. We are vigorously defending the pending matters and will continue to evaluate our potential exposure and estimated costs as these matters progress. Future developments may require us to adjust the amount of this accrual, which, if increased, could have a material adverse effect on our results of operations or financial condition.
Recently Adopted Accounting Pronouncements
The information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the period indicated. The discussion that follows should be read in conjunction with the table below:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of sales	69.9	70.5
Gross margin	30.1	29.5
Selling, general, and administrative expenses	26.7	27.4
Asset impairment	1.1	2.4
Operating income (loss)	2.3	(0.3)
Interest expense, net	—	—
Income (loss) before provision (benefit) for income taxes	2.3	(0.3)
Provision (benefit) for income taxes	0.1	(0.1)
Net income (loss)	2.2%	(0.2)%

Thirteen Weeks Ended May 4, 2013, Compared to Thirteen Weeks Ended April 28, 2012
Net sales

	13 Weeks Ended May 4, 2013	Change From Prior Fiscal Period		13 Weeks Ended April 28, 2012
		($ in millions)
Net sales	$140.4	$(7.5)	(5.1)%	$147.9
Comparable store sales decrease			(2.9)%
Net sales for the 13 weeks ended May 4, 2013 decreased primarily as a result of the following:

•
A decrease of 2.9% in comparable store sales, resulting from an 0.7% decrease in comparable store average transactions and a 2.2% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to a 1.7% decrease in the number of units purchased per customer and a 0.6% decrease in average unit retail prices; and

•	A decrease in number of stores open, from 553 stores as of April 28, 2012, to 526 stores as of May 4, 2013.
Net sales for our e-commerce business compared to the prior year quarter, which is not a factor in calculating our comparable store sales, increased $0.3 million, or 4.6%.

Cost of sales

	13 Weeks Ended May 4, 2013	Change From Prior Fiscal Period		13 Weeks Ended April 28, 2012
		($ in millions)
Cost of sales	$98.2	$(6.1)	5.9%	$104.3
Percentage of net sales	69.9%		(0.6)%	70.5%
Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.
Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin as a result of lower markdown rates in both the Wet Seal and Arden B divisions, as compared to the prior year, and a decrease in occupancy costs as a result of a decrease in depreciation for stores impaired in the prior year quarter and a decrease in minimum rent related to the buyout of certain expensive Arden B store leases in late fiscal 2012.

Selling, general, and administrative expenses (SG&A)

	13 Weeks Ended May 4, 2013	Change From Prior Fiscal Period		13 Weeks Ended April 28, 2012
		($ in millions)
Selling, general, and administrative expenses	$37.4	$(3.0)	(7.4)%	$40.4
Percentage of net sales	26.7%		(0.7)%	27.4%
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
Selling expenses decreased $1.1 million from the prior year to $30.1 million. As a percentage of net sales, selling expenses were 21.4% of net sales, or 30 basis points higher than a year ago.
The following contributed to the current quarter decrease in selling expenses:

•	A $1.3 million decrease in store and field payroll costs due to decrease in sales and fewer stores at the end of the quarter;

•	A $0.2 million decrease in merchandise delivery costs due to fewer units shipped;

•	A $0.1 million decrease in store supplies due to decreased sales volume and fewer stores at the end of the quarter; and

•	A $0.1 million net decrease in other selling expenses.
However, the decreases in selling expenses were partially offset by the following increases:

•	A $0.3 million increase in store and field meeting expenses primarily associated with additional field employee training;

•	A $0.2 million increase in internet fulfillment costs as a result of increased shipping and handling costs due to higher transaction volume; and

•	A $0.1 million increase in store and field bonuses due to improved operating results.
General and administrative expenses decreased $1.9 million from the prior year quarter, to $7.3 million. As a percentage of net sales, general and administrative expenses were 5.2%, or 100 basis points lower than in the prior year quarter.
The following contributed to the current quarter decrease in general and administrative expenses:

•	A $1.8 million decrease in legal costs due to the recording of a $3.5 million benefit related to certain insurance recoveries, offset by increases in legal fees associated with various legal matters;

•	A $0.6 million decrease in stock compensation due to higher executive stock compensation in the prior year quarter for the previous chief executive officer and president and chief operating officer;

•	A $0.3 million decrease in loss on disposal fees related to the write-off of an e-commerce platform and a social media game in the prior quarter; and

•
A $0.1 million decrease in corporate wages and benefits primarily due to elimination of the president and chief operating officer position at the end of fiscal 2012, partially offset by an increase in headcount of regional human resource directors.

The decreases in general and administrative expenses were partially offset by the following increases:

•	A $0.4 million increase in bonuses for annual corporate incentive bonuses and an employee retention plan not recorded in the prior year;

•	A $0.2 million increase in severance costs;

•	A $0.1 million increase in computer maintenance costs;

•	A $0.1 million increase in consulting fees; and

•	A $0.1 million increase in audit fees due to a change in timing of services performed as compared to the prior quarter.

Asset impairment

	13 Weeks Ended May 4, 2013	Change From Prior Fiscal Period		13 Weeks Ended April 28, 2012
	($ in millions)
Asset impairment	$1.6	$(2.0)	(55.7)%	$3.6
Percentage of net sales	1.1%		(1.3)%	2.4%
Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended May 4, 2013, and April 28, 2012, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such stores' respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $1.6 million and $3.6 million, respectively.
Interest expense, net
We generated interest expense, net, of less than $0.1 million during the 13 weeks ended May 4, 2013, and April 28, 2012, primarily from the amortization of deferred financing costs, partially offset by earnings from investments in cash and cash equivalents and short-term investments.
Provision (benefit) for income taxes

	13 Weeks Ended May 4, 2013	Change From Prior Fiscal Period		13 Weeks Ended April 28, 2012
		($ in millions)
Provision (benefit) for income taxes	$0.1	$0.3	146.1%	$(0.2)
Due to our three-year cumulative operating losses, we established a valuation allowance against all of our deferred tax assets in fiscal 2012. In addition, we discontinued recording income tax benefits in the condensed consolidated statements of operations. We will not record such income tax benefits until it is determined that it is more likely than not that we will generate sufficient taxable income to realize the deferred income tax assets. For the 13 weeks ended May 4, 2013, we generated operating income, however, we remain in a cumulative three-year operating loss position and realization of our deferred income tax assets is not deemed to be more likely than not. Prospectively, as we continue to evaluate available evidence, it is possible that we may deem some or all of our deferred income tax assets to be realizable.

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
Wet Seal:

(In thousands, except percentages, sales per square foot and number of stores data)	13 Weeks Ended May 4, 2013	13 Weeks Ended April 28, 2012
Net sales	$122,799	$126,175
Percentage of consolidated net sales	87%	85%
Comparable store sales percentage decrease compared to the prior year period	(3.4)%	(7.0)%
Operating income	$9,553	$9,324
Sales per square foot	$62	$64
Number of stores as of period end	464	469
Square footage as of period end	1,856	1,881
The comparable store sales decrease during the 13 weeks ended May 4, 2013 was due to a decrease of 1.3% in comparable store average transactions and a decrease of 2.1% in comparable store average dollar sales per transaction. The decrease in comparable store average dollar sales per transaction resulted from a 1.3% decrease in units purchased per customer and a 1.1% decrease in our average unit retail prices. The net sales decrease was attributable to the comparable store sales decline and a decrease in the number of stores compared to the prior year, offset by a $0.4 million increase in net sales in our e-commerce business.
Wet Seal generated operating income of 7.8% of net sales during the 13 weeks ended May 4, 2013, compared to operating income of 7.4% of net sales during the 13 weeks ended April 28, 2012. This increase was due primarily to a decrease in asset impairment charges of $1.6 million during the 13 weeks ended May 4, 2013, compared to the 13 weeks ended April 28, 2012, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. This decrease was partially offset by a slight decrease in merchandise margin as a result of higher markdown rates and an increase in distribution costs due to fewer vendor violations as a result of higher compliance, partially offset by a decrease in temporary labor as a result of lower units processed.
Arden B:

(In thousands, except percentages, sales per square foot and number of stores data)	13 Weeks Ended May 4, 2013	13 Weeks Ended April 28, 2012
Net sales	$17,646	$21,770
Percentage of consolidated net sales	13%	15%
Comparable store sales percentage increase (decrease) compared to the prior year period	0.9%	(11.4)%
Operating income (loss)	$558	$(1,304)
Sales per square foot	$81	$76
Number of stores as of period end	62	84
Square footage as of period end	192	261
The comparable store sales increase during the 13 weeks ended May 4, 2013, was due to a 9.3% increase in comparable store average transactions, partially offset by a 7.6% decrease in comparable store average dollar sales per transaction. The decrease in the comparable store average dollar sales per transaction resulted from an 8.4% decrease in units purchased per customer, partially offset by a 0.9% increase in our average unit retail prices. The net sales decrease was primarily attributable to a decrease in the number of stores compared to the prior year, partially offset by the comparable sales increase.
Arden B generated operating income of 3.2% of net sales during the 13 weeks ended May 4, 2013, compared to operating loss of 6.0% of net sales during the 13 weeks ended April 28, 2012. This increase was due primarily to a increase in merchandise margin as a result of lower markdown rates and a decrease in occupancy costs due to a decrease in depreciation for stores impaired since the prior year and a decrease in minimum rent due to the buyout of certain high rent Arden B store leases late in fiscal 2012. Additionally, during the 13 weeks ended May 4, 2013 and April 28, 2012, operating income (loss) included asset impairment charges of $0.5 million and $0.9 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Liquidity and Capital Resources

	13 Weeks Ended May 4, 2013	13 Weeks Ended April 28, 2012
	(In thousands)

Net cash provided by (used in) operating activities	$9,131	$(5,096)
Net cash provided by (used in) investing activities	2,597	(3,778)
Net cash used in financing activities	(3,687)	(203)
Net increase (decrease) in cash and cash equivalents	8,041	(9,077)
Cash and cash equivalents, beginning of year	42,279	157,185
Cash and cash equivalents, end of year	$50,320	$148,108
13 Weeks Ended May 4, 2013
For the 13 weeks ended May 4, 2013, cash provided by operating activities was comprised of net income of $3.1 million, net non-cash charges, primarily depreciation and amortization, asset impairment, deferred income taxes, and stock-based compensation, of $5.5 million, and net cash provided by changes in other operating assets and liabilities of $0.5 million.
For the 13 weeks ended May 4, 2013, net cash provided by investing activities was comprised of $6.2 million of proceeds from maturity of investment securities offset by $3.6 million of capital expenditures, primarily for the remodeling of existing Wet Seal stores upon lease renewals and/or store relocations and construction of new Wet Seal stores. Capital expenditures that remain unpaid as of May 4, 2013, have increased $0.7 million since the end of fiscal 2012. We expect to pay nearly all of the balance of such amounts during the second quarter of fiscal 2013.
For the 13 weeks ended May 4, 2013, net cash used in financing activities was comprised primarily of $3.8 million used to repurchase 1,206,649 shares of our Class A common stock under our current $25.0 million share repurchase program and 46,872 shares of our Class A common stock to satisfy employee withholding tax obligations, upon restricted stock vestings, slightly offset by $0.1 million of proceeds from the exercise of stock options.
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
At May 4, 2013, the amount outstanding under the Facility consisted of $1.9 million in open documentary letters of credit related to merchandise purchases and $1.5 million in outstanding standby letters of credit. At May 4, 2013, we had $31.6 million available for cash advances and/or for the issuance of additional letters of credit, and we were in compliance with all covenant requirements under the Facility.
We believe we will have sufficient cash and credit availability to meet our operating, capital, and share repurchase program activity requirements for at least the next 12 months.
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
Off-Balance Sheet Arrangements
As of May 4, 2013, we are not a party to any off-balance sheet arrangements, except for operating lease and purchase obligations and other commitments, as referenced in our Form 10-K for the fiscal year ended February 2, 2013, under Note 6, “Commitments and Contingencies” and “Other Off-Balance Sheet Arrangements,” and as referenced in this Quarterly Report on Form 10-Q under Note 6, “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this report.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At May 4, 2013, no borrowings were outstanding under the Facility. At May 4, 2013, the weighted average interest rate on borrowings under the Facility would be 1.333%. Based upon a sensitivity analysis as of May 4, 2013, if we had average outstanding borrowings of $1 million during first quarter of fiscal 2013, a 50 basis point increase in interest rates would have resulted in an increase in interest expense of approximately $1,250 for the first quarter of fiscal 2013.
As of May 4, 2013, we are not a party to any derivative financial instruments.
Foreign Currency Exchange Rate Risk
We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10.0% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of May 4, 2013, would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Item 4.        Controls and Procedures
Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 4, 2013.

Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended May 4, 2013, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by us against employees. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. On November 14, 2012, we reached resolution with the EEOC and several of the individual complainants that concluded the EEOC's investigation. Between November 2012 and March 2013, we paid approximately $0.8 million to settle with individual complainants. We also agreed to programmatic initiatives that are consistent with our diversity plan. We will report progress on its initiatives and results periodically to the EEOC. Claimants with whom we did not enter into a settlement had an opportunity to bring a private lawsuit within ninety days from the date they received their November 26, 2012 right-to-sue notice from the EEOC, however, that time period is tolled for those individuals who are putative class members in a race discrimination class action filed on July 12, 2012 in the United States District Court for the Central District of California with respect to any race discrimination claims they have that are within the scope of the putative class action (see below).  On December 12, 2012, the

EEOC issued a "for cause" finding related to certain allegations made by one complainant, who is the lead plaintiff in the above-referenced class action.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted us motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted the Company's motion to compel arbitration. Plaintiffs appealed and that appeal is pending. Also, on July 18, 2012, we received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with us. Plaintiffs alleged that our arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against us. On September 20, 2012, the NLRB dismissed Plaintiffs claims.

On October 27, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees who were employed in California during the time period from October 27, 2007 through the present. We were named as a defendant. Plaintiffs are seeking unpaid wages, civil and statutory penalties, restitution, injunctive relief, interest, and attorneys' fees and costs. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On March 28, 2012, the court entered an Order denying our motion to compel arbitration. On September 21, 2012, we filed a notice of appeal.

On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of our current and former African American retail store employees. We were named as a defendant. The complaint alleged various violations under 42 U.S.C. § 1981, including allegations that we engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs also alleged retaliation. Plaintiffs also sought reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys' fees, and interest. On May 8, 2013, we filed papers memorializing an amicable resolution to the case pending final court approval. The Settlement Agreement provides for a cash payment of $7.5 million and also includes programmatic relief under which we agree to post open positions, implement new selection criteria and interview protocols, revamp its annual performance reviews and compensation structure, add regional human resources directors, implement more diversity and inclusion communications and training for field and corporate office employees, and enhance its investigations training and processes. We have also reflected its commitment to use diverse models in its marketing and to partnerships with organizations dedicated to the advancement and well-being of African Americans and other diverse groups. A preliminary approval hearing has been requested for June 2013.

As of May 4, 2013, we have accrued $7.6 million for loss contingencies in connection with the litigation matters enumerated above, which is included in accounts payable - other on the condensed consolidated balance sheet. Some of these contingency matters include or may include insurance recovery. We are vigorously defending the pending matters and will continue to evaluate its potential exposure and estimated costs as these matters progress. Future developments may require us to adjust the amount of this accrual, which, if increased, could have a material adverse effect on our results of operations or financial condition.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims, insurance may cover a portion of such losses. However, the outcome of these litigation matters cannot be accurately predicted and there may be existing matters or matters that arise for which we do not have insurance coverage or for which insurance provides only partial coverage. Such outcome could have a material adverse effect on our results of operations or financial condition.

Item 1A.    Risk Factors
There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 3, 2013 to March 2, 2013	75,100	$2.98	75,100	$24,776,573
March 3, 2013 to April 6, 2013	446,872	$3.03	400,000	$23,565,675
April 7, 2013 to May 4, 2013	731,549	$3.01	731,549	$21,363,224

(1)
On February 1, 2013, our Company's Board of Directors authorized a program to repurchase up to $25.0 million of the outstanding shares of our Class A common stock, to be executed through open market or privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.

Pursuant to this program, we repurchased 1,206,649 shares of our Class A common stock during the first quarter of fiscal 2013, at a weighted average market price of $3.00 per share, for a total cost of approximately $3.6 million.

During March 2013, we tendered 46,872 shares of our Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations, for a total cost of approximately $0.2 million.

(2)
Our Chief Executive Officer, John D. Goodman, purchased 218,256 shares during the first quarter of fiscal 2013, of our Class A common stock at a weighted average market price of $2.98 per share for a total cost of approximately $650,000. Mr. Goodman's purchases were made pursuant to his Employment Agreement. Mr. Goodman may be deemed an "affiliated purchaser" of the Company. The table set forth above does not included Mr. Goodman's purchases.

Item 3.         Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.         Mine Safety Disclosures
None.

Item 5.         Other Information
None.

Item 6.         Exhibits

10.1*	The Wet Seal, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 11, 2013).
10.2*
Employment Agreement Termination Agreement between our company and Steven H. Benrubi, dated April 8, 2013 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 11, 2013).

10.3*	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on April 11, 2013).
10.4*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on April 11, 2013).
10.5	Settlement Agreement, dated May 8, 2013, between our company and Nicole Cogdell et al.
31.1	Certification filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101+	Interactive data files (furnished electronically herewith pursuant to Rule 406T of Regulations S-T).

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

THE WET SEAL, INC.
(REGISTRANT)
May 29, 2013	By:	/s/ John D. Goodman
John D. Goodman
Chief Executive Officer
May 29, 2013	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer