Form 10-Q
period 2013-08-03
WET SEAL INC
filed 2013-08-27
CIK 863456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at August 23, 2013, was 84,721,068. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at August 23, 2013.

THE WET SEAL, INC.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets (Unaudited) as of August 3, 2013, February 2, 2013, and July 28, 2012	1
	Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended August 3, 2013 and July 28, 2012	2
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the 26 Weeks Ended August 3, 2013 and July 28, 2012	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended August 3, 2013, and July 28, 2012	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
SIGNATURES		35
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
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

THE WET SEAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	August 3, 2013	February 2, 2013	July 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,773	$42,279	$146,470
Short-term investments	51,948	67,694	—
Income tax receivables	141	286	660
Other receivables	975	1,738	1,744
Merchandise inventories	40,910	33,788	41,479
Prepaid expenses and other current assets	13,803	13,443	6,363
Deferred tax assets	—	—	20,133
Total current assets	135,550	159,228	216,849
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	91,480	90,666	109,142
Furniture, fixtures and equipment	64,345	62,486	67,812
	155,825	153,152	176,954
Less accumulated depreciation and amortization	(89,812)	(88,927)	(97,080)
Net equipment and leasehold improvements	66,013	64,225	79,874
OTHER ASSETS:
Deferred tax assets	—	—	31,081
Other assets	3,016	3,053	3,034
Total other assets	3,016	3,053	34,115
TOTAL ASSETS	$204,579	$226,506	$330,838
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$24,401	$16,978	$24,738
Accounts payable – other	10,410	18,116	11,828
Accrued liabilities	24,826	26,347	26,112
Current portion of deferred rent	2,952	2,289	3,018
Total current liabilities	62,589	63,730	65,696
LONG-TERM LIABILITIES:
Deferred rent	31,171	32,136	33,068
Other long-term liabilities	1,834	1,908	1,855
Total long-term liabilities	33,005	34,044	34,923
Total liabilities	95,594	97,774	100,619
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 91,188,299 shares issued and 84,702,041 outstanding at August 3, 2013; 90,541,144 shares issued and 89,730,376 shares outstanding at February 2, 2013; and 90,840,928 shares issued and 89,595,248 shares outstanding at July 28, 2012	9,119	9,054	9,084
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	241,012	239,698	240,993
Accumulated deficit	(115,413)	(119,481)	(18,892)
Treasury stock, 6,486,258 shares, 810,768 shares, and 1,245,680 shares, at cost, at August 3, 2013, February 2, 2013, and July 28, 2012, respectively	(25,606)	(412)	(962)
Accumulated other comprehensive loss	(127)	(127)	(4)
Total stockholders’ equity	108,985	128,732	230,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$204,579	$226,506	$330,838
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$137,249	$135,261	$277,694	$283,206
Cost of sales	96,597	104,459	194,811	208,801
Gross margin	40,652	30,802	82,883	74,405
Selling, general, and administrative expenses	39,412	41,372	76,849	81,810
Asset impairment	262	8,973	1,858	12,579
Operating income (loss)	978	(19,543)	4,176	(19,984)
Interest income	53	38	101	76
Interest expense	(54)	(46)	(108)	(94)
Interest expense, net	(1)	(8)	(7)	(18)
Income (loss) before provision (benefit) for income taxes	977	(19,551)	4,169	(20,002)
Provision (benefit) for income taxes	19	(7,182)	101	(7,360)
Net income (loss)	$958	$(12,369)	$4,068	$(12,642)
Net income (loss) per share, basic	$0.01	$(0.14)	$0.05	$(0.14)
Net income (loss) per share, diluted	$0.01	$(0.14)	$0.05	$(0.14)
Weighted-average shares outstanding, basic	85,800,626	88,585,063	87,178,655	88,536,020
Weighted-average shares outstanding, diluted	85,975,029	88,585,063	87,243,412	88,536,020
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 2, 2013	90,541,144	$9,054	—	$—	$239,698	$(119,481)	$(412)	$(127)	$128,732
Net income	—	—	—	—	—	4,068	—	—	4,068
Stock issued pursuant to long-term incentive plans	496,292	50	—	—	(50)	—	—	—	—
Stock-based compensation	—	—	—	—	845	—	—	—	845
Exercise of stock options	150,863	15	—	—	519	—	—	—	534
Repurchase of common stock	—	—	—	—	—	—	(25,194)	—	(25,194)
Balance at August 3, 2013	91,188,299	$9,119	—	$—	$241,012	$(115,413)	$(25,606)	$(127)	$108,985

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

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 Weeks Ended
	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,068	$(12,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,775	9,261
Amortization of premium on investments	112	—
Amortization of deferred financing costs	54	54
Loss on disposal of equipment and leasehold improvements	47	483
Asset impairment	1,858	12,579
Deferred income taxes	—	(7,301)
Stock-based compensation	845	1,992
Changes in operating assets and liabilities:
Income tax receivables	145	(460)
Other receivables	763	(299)
Merchandise inventories	(7,122)	(9,645)
Prepaid expenses and other current assets	(414)	(1,847)
Other non-current assets	37	28
Accounts payable and accrued liabilities	(3,409)	8,511
Deferred rent	(302)	434
Other long-term liabilities	(74)	(69)
Net cash provided by operating activities	3,383	1,079
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(8,863)	(11,591)
Investment in marketable securities	(9,500)	—
Proceeds from maturity of marketable securities	25,134	—
Net cash provided by (used in) investing activities	6,771	(11,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	534	19
Repurchase of common stock	(25,194)	(222)
Net cash used in financing activities	(24,660)	(203)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,506)	(10,715)
CASH AND CASH EQUIVALENTS, beginning of period	42,279	157,185
CASH AND CASH EQUIVALENTS, end of period	$27,773	$146,470
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$37	$39
Income taxes	$420	$839
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of equipment and leasehold improvements unpaid at end of period	$3,733	$3,622
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 3, 2013, and July 28, 2012
(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation
The information set forth in these condensed consolidated financial statements as of and for the 13 and 26 weeks ended August 3, 2013, and July 28, 2012 (collectively, the “Interim Financial Statements”), are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in The Wet Seal, Inc. (the “Company”) annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
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
The Company's evaluations during the 13 and 26 weeks ended August 3, 2013, and July 28, 2012 included impairment testing of 38, 47, 48 and 61 stores and resulted in 2, 8, 41 and 51 stores being impaired, respectively, as their projected future cash flows were not sufficient to recover the net carrying value of their assets. As such, the Company recorded the following non-cash charges related to its retail stores within asset impairment in the condensed consolidated statements of operations to write down the carrying values of these stores' long-lived assets to their estimated fair values (in thousands except for number of stores):

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 3, 2013, and July 28, 2012
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Aggregate carrying value of all long-lived assets impaired	$262	$9,660	$2,135	$13,266
Less: Impairment charges	262	8,973	1,858	12,579
Aggregate fair value of all long-lived assets impaired	$—	$687	$277	$687
Number of stores with asset impairment	2	41	8	51
Of the 36 remaining stores that were tested and not determined to be impaired during the 13 weeks ended August 3, 2013, 13 could be deemed to be at risk of future impairment. When making this determination, the Company considered the potential impact that reasonably possible changes to sales and gross margin performance versus the Company's current projections for these stores could have on their current estimated cash flows.
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
Income Taxes
The Company accounts for income taxes in accordance with applicable accounting standards which require that the Company recognize deferred tax assets, which include net operating loss carryforwards (NOLs) and tax credits, and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax expense or benefit results from the change in net deferred tax assets or deferred tax liabilities. Such guidance requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Due to the Company's three-year cumulative operating losses, the Company established a valuation allowance against all of its deferred tax assets in fiscal 2012. In addition, the Company discontinued recording income tax benefits in the condensed consolidated statements of operations. The Company will not record such income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. For the 26 weeks ended August 3, 2013, the Company generated operating income, however, the Company remains in a cumulative three-year operating loss position and realization of its deferred income tax assets is not deemed to be more likely than not. Prospectively, as the Company continues to evaluate available evidence, it is possible that the Company may deem some or all of its deferred income tax assets to be realizable.
The Company has approximately $121.5 million of federal NOLs available to offset taxable income in fiscal 2013 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code. The Company believes its NOLs available will be sufficient to offset any federal regular taxable income in fiscal 2013. The Company's effective income tax rate for the 13 and 26 weeks ended August 3, 2013, was approximately 1.9% and 2.4%, respectively. The Company expects a 1.9% effective income tax rate for fiscal 2013.
Other Comprehensive Income
Other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net income (loss). The Company's comprehensive income (loss) for the 13 and 26 weeks ended August 3, 2013, and July 28, 2012 was equal to the Company's net income (loss).
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the disclosure of accumulated other comprehensive income. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 3, 2013, and July 28, 2012
(Unaudited)

comprehensive income to the statement of operations. The Company adopted this guidance, which did not impact its condensed consolidated financial statements.
NOTE 2 – Stock-Based Compensation
The Company had one stock incentive plan under which shares were available for grant at August 3, 2013: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of August 3, 2013; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”
The 2005 Plan permits the granting of options, restricted common stock, performance shares awards, restricted and performance stock units, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock, performance share grants and other awards made or settled in the form of Company stock. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. An aggregate of 22,557,528 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of August 3, 2013, 4,548,424 shares were available for future grants under the Plan.
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
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Dividend Yield	—%	—%	—%	—%
Expected Volatility	40.73%	46.47%	40.92%	48.87%
Risk-Free Interest Rate	0.70%	0.45%	0.56%	0.48%
Expected Life of Options (in Years)	3.3	3.3	3.3	3.3
At August 3, 2013, there was $0.4 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 1.8 years, representing the remaining vesting periods of such options through fiscal 2016.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 3, 2013, and July 28, 2012
(Unaudited)

The following table summarizes the Company’s stock option activities with respect to its Plans for the 26 weeks ended August 3, 2013, as follows (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 2, 2013	1,564,167	$4.29
Granted	150,000	$3.78
Exercised	(150,863)	$3.54
Canceled	(606,437)	$4.97
Outstanding at August 3, 2013	956,867	$3.93	3.07	$621
Vested and expected to vest in the future at August 3, 2013	897,202	$3.94	2.99	$571
Exercisable at August 3, 2013	521,817	$4.07	2.54	$318
Options vested and expected to vest in the future is comprised of all options outstanding at August 3, 2013, net of estimated forfeitures. Additional information regarding stock options outstanding as of August 3, 2013, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of August 3, 2013	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of August 3, 2013	Weighted- Average Exercise Price Per Share
$ 2.66 - $ 4.09	492,001	3.14	$3.22	280,995	$3.32
$ 4.15 - $ 6.82	457,866	3.05	$4.58	233,822	$4.79
$ 8.67 - $ 10.95	7,000	0.17	$10.46	7,000	$10.46
$ 2.66 - $ 10.95	956,867	3.07	$3.93	521,817	$4.07
The weighted-average grant-date fair value of options granted during the 13 and 26 weeks ended August 3, 2013, and July 28, 2012, was $1.37, $1.13, $0.98 and $1.10, respectively. The total intrinsic values for options exercised during the 13 and 26 weeks ended August 3, 2013, and July 28, 2012, was $0.2 million, $0.2 million, none and less than $0.1 million, respectively.
Cash received from option exercises under all Plans for the 26 weeks ended August 3, 2013, and July 28, 2012, was $0.5 million and less than $0.1 million, respectively. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.
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
During the 26 weeks ended August 3, 2013, and July 28, 2012, the Company granted 234,759 and 174,580 shares, respectively, of restricted common stock to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during the 26 weeks ended August 3, 2013, and July 28, 2012, was $3.03 and $3.58 per share, respectively. Additionally, the Company granted 97,126 restricted stock units to certain employees during the 26 weeks ended August 3, 2013 with a weighted-average grant-date fair value of $3.34 per share.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 3, 2013, and July 28, 2012
(Unaudited)

During the 26 weeks ended August 3, 2013, the Company granted 261,533 performance share awards under the 2005 Plan, with a grant-date fair value of $2.95 per share. Additionally, the Company granted 183,758 performance stock units to certain employees during the 26 weeks ended August 3, 2013, with a weighted-average grant-date fair value of $3.09 per share, with the opportunity of an additional 26,446 performance stock units to be earned if certain corporate performance objectives are achieved, which are not included in the total outstanding share awards below.
The fair value of nonvested restricted common stock awards, restricted stock units, performance share awards and performance stock units is equal to the specified grant date price of the Company’s Class A common stock on the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock, restricted stock units, performance share awards and performance stock units during the 26 weeks ended August 3, 2013:

Nonvested Restricted Common Stock, Restricted Stock Units, Performance Share Awards, and Performance Stock Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at February 2, 2013	644,492	$2.89
Granted	777,176	$3.01
Vested	(30,000)	$3.34
Forfeited	(49,601)	$3.08
Nonvested at August 3, 2013	1,342,067	$2.94
At August 3, 2013, there was $2.3 million of total unrecognized compensation expense related to nonvested restricted common stock, restricted stock units, performance share awards, and performance stock units under the Company’s share-based payment plans, of which $1.9 million relates to restricted common stock and performance stock awards, and $0.4 million relates to restricted and performance stock units. That cost is expected to be recognized over a weighted-average period of 2.3 years. These estimates utilize subjective assumptions, which depend upon achievement of a combination of specified service periods and performance objectives. The number of shares to vest, and the related stock-based compensation expense to be incurred, may differ dependent upon actual performance objectives achieved. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.
The following tables summarize stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Stock options	$73	$595	$122	$880
Restricted and performance stock awards and units	403	403	723	1,112
Stock-based compensation	$476	$998	$845	$1,992

	13 Weeks Ended		39 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Cost of sales	$72	$69	$122	$135
Selling, general, and administrative expenses	404	929	723	1,857
Stock-based compensation	$476	$998	$845	$1,992
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
For the 26 weeks ended August 3, 2013, and July 28, 2012
(Unaudited)

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
At August 3, 2013, the amount outstanding under the Facility consisted of $2.0 million in open documentary letters of credit related to merchandise purchases and $1.7 million in outstanding standby letters of credit, and the Company had $31.3 million available under the Facility for cash advances and/or the issuance of additional letters of credit.
At August 3, 2013, the Company was in compliance with all covenant requirements under the Facility.
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

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 3, 2013, and July 28, 2012
(Unaudited)

The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount as of August 3, 2013	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash	$18,540	$18,540	$—	$—
Money market funds	9,233	—	9,233	—
Cash and cash equivalents	27,773

Certificates of deposit	7,613	—	7,596	—
US treasury securities	9,991	—	9,999	—
US government securities	34,344	—	34,319	—
Short-term investments	51,948

Long-term tenant allowances receivable	1,005	—	—	1,005

	Carrying Amount as of February 2, 2013	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash	$5,612	$5,612	$—	$—
Money market funds	36,667	—	36,667	—
Cash and cash equivalents	42,279

Certificates of deposit	5,053	—	5,047	—
US treasury securities	19,991	—	19,991	—
US government securities	42,650	—	42,592	—
Short-term investments	67,694	—	—	—

Long-term tenant allowances receivable	960	—	—	960

	Carrying Amount as of July 28, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash	$32,134	$32,134	$—	$—
Money market funds	114,336	—	114,336	—
Cash and cash equivalents	146,470

Long-term tenant allowances receivable	917	—	—	917
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
For the 26 weeks ended August 3, 2013, and July 28, 2012
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
On a non-recurring basis, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs consisting of, but not limited to, projected sales growth, estimated gross margins, projected operating costs and an estimated weighted-average cost of capital rate. During the 13 and 26 weeks ended August 3, 2013, and July 28, 2012, the Company recorded $0.3 million, $1.9 million, $9.0 million and $12.6 million of impairment charges, respectively, in the accompanying condensed consolidated statements of operations. Refer to Note 1, “Summary of Significant Accounting Policies.”
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
While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. Restricted stock units and performance stock units are not participating securities. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the 13 and 26 weeks ended July 28, 2012, the Company incurred a net loss and there was no dilutive effect of any unvested share-based payment awards.
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

The following table summarizes the allocation of undistributed earnings among common stock and other participating securities using the two-class method and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended
	August 3, 2013			July 28, 2012
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net income (loss) per share, basic:
Net income (loss)	$958			$(12,369)
Less: Undistributed earnings allocable to participating securities	(12)			—
Net income (loss) per share, basic	$946	85,800,626	$0.01	$(12,369)	88,585,063	$(0.14)
Net income (loss) per share, diluted:
Net income (loss)	$958			$(12,369)
Less: Undistributed earnings allocable to participating securities	(12)			—
Effect of dilutive securities		174,403			—
Net income (loss) per share, diluted	$946	85,975,029	$0.01	$(12,369)	88,585,063	$(0.14)

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 3, 2013, and July 28, 2012
(Unaudited)

	26 Weeks Ended
	August 3, 2013			July 28, 2012
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net income (loss) per share, basic:
Net income (loss)	$4,068			$(12,642)
Less: Undistributed earnings allocable to participating securities	(46)			—
Net income (loss) per share, basic	$4,022	87,178,655	$0.05	$(12,642)	88,536,020	$(0.14)
Net income (loss) per share, diluted:
Net income (loss)	$4,068			$(12,642)
Less: Undistributed earnings allocable to participating securities	(46)			—
Effect of dilutive securities		64,757			—
Net income (loss) per share, diluted	$4,022	87,243,412	$0.05	$(12,642)	88,536,020	$(0.14)
The computations of net income (loss) per share, diluted, excluded the following potentially dilutive securities exercisable into Class A common stock for the 13 and 26 weeks ended August 3, 2013, and July 28, 2012, respectively, because their effect would not have been dilutive.

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Stock options outstanding	237,977	2,737,632	487,735	2,712,136
Unvested restricted and performance stock awards and units	1,366,185	1,813,329	1,171,813	1,916,896
Total	1,604,162	4,550,961	1,659,548	4,629,032

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
For the 26 weeks ended August 3, 2013, and July 28, 2012
(Unaudited)

District Court for the Central District of California with respect to any race discrimination claims they have that are within the scope of the putative class action (see below).  On December 12, 2012, the EEOC issued a "for cause" finding related to certain allegations made by one complainant, who is the lead plaintiff in the above-referenced class action.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company's current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted the Company's motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted the Company's motion to compel arbitration. Plaintiffs appealed and an oral agrument is scheduled for September 23, 2013. Also, on July 18, 2012, the Company received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with the Company. Plaintiffs alleged that the Company's arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against the Company. On September 20, 2012, the NLRB dismissed Plaintiffs claims.

On October 27, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company's current and former employees who were employed in California during the time period from October 27, 2007 through the present. The Company was named as a defendant. Plaintiffs are seeking unpaid wages, civil and statutory penalties, restitution, injunctive relief, interest, and attorneys' fees and costs. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On March 28, 2012, the court entered an Order denying the Company's motion to compel arbitration. On September 21, 2012, the Company filed a notice of appeal that is currently pending.

On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of the Company's current and former African American retail store employees. The Company was named as a defendant. The complaint alleged various violations under 42 U.S.C. § 1981, including allegations that the Company engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs also alleged retaliation. Plaintiffs also sought reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys' fees, and interest. On May 8, 2013, the Company and Class Representatives filed papers memorializing an amicable resolution to the case pending final court approval. The Settlement Agreement provides for a cash payment of $7.5 million and also includes programmatic relief under which the Company agrees to post open positions, implement new selection criteria and interview protocols, revamp its annual performance reviews and compensation structure, add regional human resource directors, implement more diversity and inclusion communications and training for field and corporate office employees, and enhance its investigations training and processes. The Company has also reflected its commitment to use diverse models in its marketing and to partnerships with organizations dedicated to the advancement and well-being of African Americans and other diverse groups. On June 12, 2013, the court granted preliminary approval of the settlement and in June 2013 the Company issued payment to the settlement administrator for $7.5 million. A hearing on final approval has been scheduled for November 18, 2013.

As of August 3, 2013, the Company has accrued $0.2 million for loss contingencies in connection with the litigation matters enumerated above, and certain other legal matters, which is included in accounts payable - other on the condensed consolidated balance sheet. Some of these contingency matters include or may include insurance recovery. The Company is vigorously defending the pending matters and will continue to evaluate its potential exposure and estimated costs as these matters progress. Future developments may require the Company to adjust the amount of this accrual, which, if increased, could have a material effect on the Company's results of operations or financial condition.

From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims, insurance may cover a portion of such losses. However, the outcome of the Company's litigation matters cannot be accurately predicted and there may be existing matters or matters that arise for which the Company does not have insurance coverage or for which insurance provides only partial coverage. Such outcome could have a material effect on the Company's results of operations or financial condition.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 3, 2013, and July 28, 2012
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
Information for the 13 and 26 weeks ended August 3, 2013, and July 28, 2012, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended August 3, 2013	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$120,567	$16,682	$—	$137,249
Percentage of consolidated net sales	88%	12%	—%	100%
Operating income (loss)	$8,950	$491	$(8,463)	$978
Depreciation and amortization expense	$2,732	$322	$383	$3,437
Interest income	$—	$—	$53	$53
Interest expense	$—	$—	$(54)	$(54)
Income (loss) before provision for income taxes	$8,950	$491	$(8,464)	$977

13 Weeks Ended July 28, 2012	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$113,739	$21,522	$—	$135,261
Percentage of consolidated net sales	84%	16%	—%	100%
Operating loss	$(8,579)	$(1,578)	$(9,386)	$(19,543)
Depreciation and amortization expense	$3,723	$456	$391	$4,570
Interest income	$—	$—	$38	$38
Interest expense	$—	$—	$(46)	$(46)
Loss before benefit for income taxes	$(8,579)	$(1,578)	$(9,394)	$(19,551)

26 Weeks Ended August 3, 2013	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$243,367	$34,327	$—	$277,694
Percentage of consolidated net sales	88%	12%	—%	100%
Operating income (loss)	$18,502	$1,048	$(15,374)	$4,176
Depreciation and amortization expense	$5,317	$581	$877	$6,775
Interest income	$—	$—	$101	$101
Interest expense	$—	$—	$(108)	$(108)
Income (loss) before provision for income taxes	$18,502	$1,048	$(15,381)	$4,169

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 3, 2013, and July 28, 2012
(Unaudited)

26 Weeks Ended July 28, 2012	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$239,914	$43,292	$—	$283,206
Percentage of consolidated net sales	85%	15%	—%	100%
Operating income (loss)	$745	$(2,882)	$(17,847)	$(19,984)
Depreciation and amortization expense	$7,577	$911	$773	$9,261
Interest income	$—	$—	$76	$76
Interest expense	$—	$—	$(94)	$(94)
Income (loss) before benefit for income taxes	$745	$(2,882)	$(17,865)	$(20,002)

The “Corporate and Unallocated” column is presented to allow for reconciliation of segment contribution to consolidated operating income (loss), interest income, interest expense and income (loss) before provision (benefit) for income taxes. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense. The application of accounting policies for segment reporting is consistent with the application of accounting policies for corporate reporting.
Wet Seal operating income (loss) during the 13 and 26 weeks ended August 3, 2013, and July 28, 2012, includes $0.3 million, $1.4 million, $7.9 million and $10.6 million, respectively, of asset impairment charges.
Arden B operating income (loss) during the 26 weeks ended August 3, 2013, and the 13 and 26 weeks ended July 28, 2012, includes $0.5 million, $1.1 million and $2.0 million, respectively, of asset impairment charges.
Corporate expenses during the 26 weeks ended August 3, 2013, include a $3.5 million benefit to adjust loss contingency charges for several legal matters. Corporate expenses during the 13 and 26 weeks ended July 28, 2012, include $1.9 million of severance costs resulting from the departure of the Company's previous chief executive officer.

NOTE 8 – Treasury Stock
On February 1, 2013, the Company's Board of Directors authorized a program to repurchase up to $25.0 million of the outstanding shares of its Class A common stock, to be executed through open market or privately negotiated transactions. The timing and number of shares repurchased was to be determined by the Company’s management based on its evaluation of market conditions and other factors.
During the 26 weeks ended August 3, 2013, the Company repurchased 5,565,873 shares of its Class A common stock at a weighted average market price of $4.48 per share, for a total cost, including commissions, of $25.0 million, representing full execution of the stock repurchase program. Additionally, the Company tendered 58,416 shares of its Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations for a total cost of $0.2 million, as well as 51,201 shares reacquired by the Company, at no cost, upon employee forfeitures of stock-based compensation.
Effective August 22, 2013, the Company retired 6,517,370 shares of its Class A common stock held in treasury. In accordance with Delaware law and the terms of the Company’s certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.

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
Executive Overview
We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 39 years old. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At August 3, 2013, we had 525 retail stores in 47 states and Puerto Rico. Of the 525 stores, there were 464 Wet Seal stores and 61 Arden B stores. Our merchandise can also be purchased online through the respective websites of each of our chains.
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
Arden B. Arden B is a fashion brand at value price points for the contemporary woman. Arden B targets customers aged 25 to 39 years old and seeks to deliver differentiated contemporary fashion, dresses, sportswear separates and accessories for any occasion of the customers’ lifestyle.
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
Current Trends and Outlook
Our comparable store sales increased 3.7% during the 13 weeks ended August 3, 2013, driven by a 3.9% comparable store sales increase in our Wet Seal division and a 2.0% comparable store sales increase in our Arden B division. During the quarter we achieved a consolidated high-single digit comparable store sales increase in May, and, despite a challenging retail environment that we believe led to a decline in mall traffic, we generated a consolidated positive low-single digit comparable store sale increase in June and July, resulting in a consolidated mid-single digit comparable store sales increase for the quarter. We continued to generate positive comparable store sales stemming from an improved blend of regular and promotional pricing, which also enabled us to generate a substantial increase in our merchandise margin versus a year ago. Additionally, we ended the quarter with inventories that we believe were well-positioned entering into the important back-to-school season.
The Wet Seal division's comparable store sales increase was primarily driven by an increase in transaction volume and average dollar sales per transaction, which was driven by an increase in average unit selling price offset by a decrease in units purchased per customer. At Wet Seal, we believe the customer is responding well and returning to the Wet Seal brand more quickly than we originally anticipated, which has enabled us to stabilize the business. The Arden B division comparable store sales increase was primarily driven by an increase in average dollar sales per transaction, which was driven by an increase in average unit selling price, partially offset by a decrease in units purchased per customer. The increase in average dollar sales per transaction was partially offset by a decrease in transaction volume. At Arden B, we continued to make progress in the fiscal 2013 second quarter as evidenced by achieving positive low-single digit comparable store sales. This progress and the recent appointment of a new Vice President, General Merchandise Manager for this division, make us optimistic that we can reinvigorate the Arden B brand.
Our combined e-commerce net sales compared to the prior year quarter, which is not a factor in calculating our comparable store sales, were flat for the 13 weeks ended August 3, 2013.
Since the beginning of the year, we have made notable progress toward restoring top line growth and improving margins by delivering improved product and enhancing our brand positioning. We are continuing to execute against our core fast fashion strategy, while strengthening our new marketing programs and partnerships planned for back-to-school and holiday, and customer engagement initiatives, which we believe are enabling us to win back the Wet Seal customer. We also recently appointed a new Executive Vice President, Stores and Operations, who will lead our field organization and store teams, and should help to improve consistent execution at the store level.
Store Openings and Closures
For fiscal 2013, we expect to open 23 to 25 new Wet Seal stores, primarily to replace approximately 20 to 22 stores that will be closing upon lease expiration in fiscal 2013, with openings primarily in outlet centers, in which we have experienced relatively stronger sales productivity and profitability versus our mall-based stores. We currently plan to close approximately 8 Arden B stores in fiscal 2013 upon lease expiration, as we focus efforts on improving merchandising and marketing strategies in that business.
At Wet Seal, we opened one new store and closed one store during the 13 weeks ended August 3, 2013. At Arden B, we closed one store during the 13 weeks ended August 3, 2013.
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
Long-Lived Assets
We evaluate the carrying value of long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. During the 13 and 26 weeks ended August 3, 2013, and July 28, 2012, we recorded $0.3 million, $1.9 million, $9.0 million and $12.6 million, respectively, of impairment charges. Additional information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.
Accounting for Income Taxes
The information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.
Legal Loss Contingencies
We are subject to the possibility of various legal losses. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. As of August 3, 2013, we have accrued $0.2 million for loss contingencies in connection with the litigation matters discussed in

Note 6, "Commitments and Contingencies," to the condensed consolidated financial statements included elsewhere in this report. Future developments may require us to adjust the amount of this accrual, which, if increased, could have a material adverse effect on our results of operations or financial condition.
Recent Accounting Pronouncements
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

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the period indicated. The discussion that follows should be read in conjunction with the table below:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.4	77.2	70.2	73.7
Gross margin	29.6	22.8	29.8	26.3
Selling, general, and administrative expenses	28.7	30.6	27.7	28.9
Asset impairment	0.2	6.6	0.6	4.5
Operating income (loss)	0.7	(14.4)	1.5	(7.1)
Interest expense, net	—	—	—	—
Income (loss) before provision (benefit) for income taxes	0.7	(14.4)	1.5	(7.1)
Provision (benefit) for income taxes	—	(5.3)	—	(2.6)
Net income (loss)	0.7%	(9.1)%	1.5%	(4.5)%
Thirteen Weeks Ended August 3, 2013, Compared to Thirteen Weeks Ended July 28, 2012
Net sales

	13 Weeks Ended August 3, 2013	Change From Prior Fiscal Period		13 Weeks Ended July 28, 2012
		($ in millions)
Net sales	$137.2	$1.9	1.5%	$135.3
Comparable store sales increase			3.7%
Net sales for the 13 weeks ended August 3, 2013 increased primarily as a result of the following:

•
An increase of 3.7% in comparable store sales, resulting from a 2.8% increase in comparable store average transactions and a 1.0% increase in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction increased mainly due to a 2.3% increase in average unit retail prices, partially offset by a 1.6% decrease in the number of units purchased per customer.

The increase in net sales was partially offset by a decrease in number of stores open, from 550 stores as of July 28, 2012, to 525 stores as of August 3, 2013.
Net sales for our e-commerce business compared to the prior year quarter, which is not a factor in calculating our comparable store sales, were flat for the period.

Cost of sales

	13 Weeks Ended August 3, 2013	Change From Prior Fiscal Period		13 Weeks Ended July 28, 2012
		($ in millions)
Cost of sales	$96.6	$(7.9)	(7.5)%	$104.5
Percentage of net sales	70.4%		(6.8)%	77.2%
Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.
Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin as a result of lower markdown rates in both the Wet Seal and Arden B divisions, as compared to the prior year, and a decrease in occupancy costs as a result of a decrease in depreciation for stores impaired in the prior year and a decrease in minimum rent related to the buyout of certain expensive Arden B store leases in late fiscal 2012.

Selling, general, and administrative expenses (SG&A)

	13 Weeks Ended August 3, 2013	Change From Prior Fiscal Period		13 Weeks Ended July 28, 2012
		($ in millions)
Selling, general, and administrative expenses	$39.4	$(2.0)	(4.7)%	$41.4
Percentage of net sales	28.7%		(1.9)%	30.6%
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
Selling expenses decreased $1.0 million from the prior year to $30.5 million. As a percentage of net sales, selling expenses were 22.2% of net sales, or 110 basis points lower than a year ago.
The following contributed to the current quarter decrease in selling expenses:

•	A $0.4 million decrease in advertising and marketing expenditures due to less in-store signage and window banners than in the prior year quarter;

•	A $0.3 million decrease in store and field payroll costs due to fewer stores during the quarter;

•	A $0.2 million decrease in store supplies;

•	A $0.2 million decrease in merchandise delivery costs due to lower average unit weight shipped and freight credit received;

•	A $0.1 million decrease in store and field travel and meeting expenses; and

•	A $0.1 million net decrease in other selling expenses.
The decreases in selling expenses were partially offset by the following increases:

•	A $0.2 million increase in internet fulfillment costs as a result of increased shipping and handling costs due to higher e-commerce transaction volume; and

•	A $0.1 million increase in store and field bonuses due to improved operating results.
General and administrative expenses decreased $1.0 million from the prior year quarter, to $8.9 million. As a percentage of net sales, general and administrative expenses were 6.5%, or 80 basis points lower than a year ago.
The following contributed to the current quarter decrease in general and administrative expenses:

•	A $1.9 million decrease in severance costs resulting from the departure of the previous chief executive officer in the prior year quarter;

•
A $0.2 million decrease in stock compensation due to higher executive stock compensation in the prior year quarter for the previous chief executive officer and previous president and chief operating officer;

•
A $0.1 million decrease in corporate wages and benefits primarily due to elimination of the president and chief operating officer position at the end of fiscal 2012, partially offset by an increase in the number of certain human resources positions; and

•	A $0.1 million decrease in consulting fees.
The decreases in general and administrative expenses were partially offset by the following increases:

•	A $0.5 million increase in legal fees associated with various legal matters, including $0.3 million associated with employee-related matters;

•	A $0.3 million decrease in miscellaneous income as the prior year included a refund from a factoring company for adjustments to prior years' payments to merchandise vendors;

•	A $0.3 million increase in corporate bonuses as a result of improved operating performance;

•	A $0.1 million increase in computer maintenance costs; and

•	A $0.1 million increase in insurance expenses.

Asset impairment

	13 Weeks Ended August 3, 2013	Change From Prior Fiscal Period		13 Weeks Ended July 28, 2012
	($ in millions)
Asset impairment	$0.3	$(8.7)	(97.1)%	$9.0
Percentage of net sales	0.2%		(6.4)%	6.6%
Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended August 3, 2013, and July 28, 2012, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such stores' respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $0.3 million and $9.0 million, respectively.
Interest expense, net
We generated interest expense, net, of less than $0.1 million during the 13 weeks ended August 3, 2013, and July 28, 2012, primarily from the amortization of deferred financing costs, partially offset by earnings from investments in cash and cash equivalents and short-term investments.
Provision (benefit) for income taxes

	13 Weeks Ended August 3, 2013	Change From Prior Fiscal Period		13 Weeks Ended July 28, 2012
		($ in millions)
Provision (benefit) for income taxes	$—	$7.2	100.3%	$(7.2)
Realization of our deferred income tax assets was deemed not to be more likely than not due to our three-year cumulative operating losses, and we established a valuation allowance against all of our deferred tax assets in fiscal 2012. We have net operating loss carryforwards (NOLs) available, subject to certain limitations, to offset our regular taxable income. We recognized a provision for income taxes that resulted in an effective tax rate of 1.9% during the 13 weeks ended August 3, 2013 for federal and state income taxes. This effective rate is due to certain federal and state income taxes for fiscal 2013 that cannot be offset by NOLs.

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
Wet Seal:

(In thousands, except percentages, sales per square foot and number of stores data)	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012
Net sales	$120,567	$113,739
Percentage of consolidated net sales	88%	84%
Comparable store sales percentage increase (decrease) compared to the prior year	3.9%	(11.0)%
Operating income (loss)	$8,950	$(8,579)
Sales per square foot	$62	$58
Number of stores as of period end	464	468
Square footage as of period end	1,859	1,870
The comparable store sales increase during the 13 weeks ended August 3, 2013 was due to an increase of 3.2% in comparable store average transactions and an increase of 0.8% in comparable store average dollar sales per transaction. The increase in comparable store average dollar sales per transaction resulted from a 1.9% increase in our average unit retail prices, partially offset by a 1.4% decrease in units purchased per customer. The net sales increase was attributable to the comparable store sales increase and a $0.1 million increase in net sales in our e-commerce business, partially offset by a decrease in the number of stores compared to the prior year.
Wet Seal generated operating income of 7.4% of net sales during the 13 weeks ended August 3, 2013, compared to operating loss of 7.5% of net sales during the 13 weeks ended July 28, 2012. This increase was due primarily to a decrease in asset impairment charges of $7.6 million during the 13 weeks ended August 3, 2013, compared to the 13 weeks ended July 28, 2012, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. Additionally, the increase was attributable to an increase in merchandise margin as a result of lower markdown rates and a decrease in occupancy costs due to a reduction in store depreciation as a result of stores impaired in the prior year.
Arden B:

(In thousands, except percentages, sales per square foot and number of stores data)	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012
Net sales	$16,682	$21,522
Percentage of consolidated net sales	12%	16%
Comparable store sales percentage increase (decrease) compared to the prior year	2.0%	(11.6)%
Operating income (loss)	$491	$(1,578)
Sales per square foot	$76	$75
Number of stores as of period end	61	82
Square footage as of period end	189	254
The comparable store sales increase during the 13 weeks ended August 3, 2013, was due to a 4.9% increase in comparable store average dollar sales per transaction, partially offset by a 2.8% decrease in comparable store average transactions. The increase in the comparable store average dollar sales per transaction resulted from a 17.0% increase in our average unit retail prices, partially offset by a 10.4% decrease in units purchased per customer. The net sales decrease was primarily attributable to a decrease in the number of stores compared to the prior year and a $0.2 million decrease in net sales in our e-commerce business, partially offset by the comparable sales increase.
Arden B generated operating income of 2.9% of net sales during the 13 weeks ended August 3, 2013, compared to operating loss of 7.3% of net sales during the 13 weeks ended July 28, 2012. This increase was due primarily to an increase in merchandise margin as a result of lower markdown rates and a decrease in occupancy costs due to a decrease in depreciation for stores impaired since the prior year and a decrease in minimum rent due to the buyout of certain high rent Arden B store leases late in fiscal 2012. Additionally, during the 13 weeks ended July 28, 2012, operating loss included asset impairment $1.1 million, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.
Twenty-Six Weeks Ended August 3, 2013, Compared to Twenty-Six Weeks Ended July 28, 2012
Net sales

	26 Weeks Ended August 3, 2013	Change From Prior Fiscal Period		26 Weeks Ended July 28, 2012
		($ in millions)
Net sales	$277.7	$(5.5)	(1.9)%	$283.2
Comparable store sales increase			0.2%
Net sales for the 26 weeks ended August 3, 2013 decreased primarily as a result of the following:

•	A decrease in number of stores open, from 550 stores as of July 28, 2012, to 525 stores as of August 3, 2013.
The decrease in net sales was partially offset by the following increases:

•
An increase of 0.2% in comparable store sales, resulting from a 1.0% increase in comparable store average transactions, partially offset by a 0.8% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to a 1.8% decrease in the number of units purchased per customer, partially offset by a 0.7% increase in average unit retail prices; and

•	An increase in e-commerce sales compared to the prior year, which is not a factor in calculating our comparable store sales, of $0.3 million, or 2.1%.

Cost of sales

	26 Weeks Ended August 3, 2013	Change From Prior Fiscal Period		26 Weeks Ended July 28, 2012
		($ in millions)
Cost of sales	$194.8	$(14.0)	(6.7)%	$208.8
Percentage of net sales	70.2%		(3.5)%	73.7%
Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin as a result of lower markdown rates in both the Wet Seal and Arden B divisions, as compared to the prior year, and a decrease in occupancy costs as a result of a decrease in depreciation for stores impaired in the prior year and a decrease in minimum rent related to the buyout of certain expensive Arden B store leases in late fiscal 2012.

Selling, general, and administrative expenses (SG&A)

	26 Weeks Ended August 3, 2013	Change From Prior Fiscal Period		26 Weeks Ended July 28, 2012
		($ in millions)
Selling, general, and administrative expenses	$76.8	$(5.0)	(6.1)%	$81.8
Percentage of net sales	27.7%		(1.2)%	28.9%
Selling expenses decreased $2.1 million from the prior year to $60.6 million. As a percentage of net sales, selling expenses were 21.8% of net sales, or 40 basis points lower than a year ago.
The following contributed to the current year decrease in selling expenses:

•	A $1.4 million decrease in store and field payroll costs due to fewer stores in the current year;

•	A $0.4 million decrease in advertising and marketing expenditures due to less in-store signage and window banners in the current year;

•	A $0.4 million decrease in store supplies;

•	A $0.3 million decrease in merchandise delivery costs due to lower average unit weight shipped and freight credit received; and

•	A $0.2 million decrease in store and field travel and meeting expenses.
The decreases in selling expenses were partially offset by the following increases:

•	A $0.4 million increase in internet fulfillment costs as a result of increased shipping and handling costs due to higher e-commerce transaction volume; and

•	A $0.1 million increase in store and field bonuses due to improved operating results; and

•	A $0.1 million net increase in other selling expenses.
General and administrative expenses decreased $2.9 million from the prior year, to $16.2 million. As a percentage of net sales, general and administrative expenses were 5.9%, or 80 basis points lower than a year ago.
The following contributed to the current year decrease in general and administrative expenses:

•	A $1.9 million decrease in severance costs resulting from the departure of the previous chief executive officer in the prior year;

•	A $1.3 million decrease in legal costs due to the recording of a $3.5 million benefit related to certain insurance recoveries, offset by increases in legal fees associated with various legal matters;

•
A $0.8 million decrease in stock compensation due to higher executive stock compensation in the prior year quarter for the previous chief executive officer and previous president and chief operating officer; and

•
A $0.2 million decrease in corporate wages and benefits primarily due to elimination of the president and chief operating officer position at the end of fiscal 2012, partially offset by an increase in the number of certain human resources positions.

The decreases in general and administrative expenses were partially offset by the following increases:

•	A $0.7 million increase in corporate bonuses as a result of improved operating performance;

•	A $0.3 million decrease in miscellaneous income as the prior year included a refund from a factoring company for adjustments to prior years' payments to merchandise vendors;

•	A $0.2 million increase in computer maintenance costs; and

•	A $0.1 million increase in insurance expenses.

Asset impairment

	26 Weeks Ended August 3, 2013	Change From Prior Fiscal Period		26 Weeks Ended July 28, 2012
	($ in millions)
Asset impairment	$1.9	$(10.7)	(85.2)%	$12.6
Percentage of net sales	0.6%		(3.8)%	4.4%
Based on our quarterly assessments of the carrying value of long-lived assets, during the 26 weeks ended August 3, 2013, and July 28, 2012, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such stores' respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $1.9 million and $12.6 million, respectively.
Interest expense, net
We generated interest expense, net, of less than $0.1 million during the 26 weeks ended August 3, 2013, and July 28, 2012, primarily from the amortization of deferred financing costs, partially offset by earnings from investments in cash and cash equivalents and short-term investments.

Provision (benefit) for income taxes

	26 Weeks Ended August 3, 2013	Change From Prior Fiscal Period		26 Weeks Ended July 28, 2012
		($ in millions)
Provision (benefit) for income taxes	$0.1	$7.5	101.4%	$(7.4)
Realization of our deferred income tax assets was deemed not to be more likely than not due to our three-year cumulative operating losses, and we established a valuation allowance against all of our deferred tax assets in fiscal 2012. We have net operating loss carryforwards (NOLs) available, subject to certain limitations, to offset our regular taxable income. We recognized a provision for income taxes that resulted in an effective tax rate of 2.4% during the 26 weeks ended August 3, 2013 for federal and state income taxes. This effective rate is due to certain federal and state income taxes for fiscal 2013 that cannot be offset by NOLs.
Segment Information
Wet Seal:

(In thousands, except percentages, sales per square foot and number of stores data)	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
Net sales	$243,367	$239,914
Percentage of consolidated net sales	88%	85%
Comparable store sales percentage increase (decrease) compared to the prior year	0.1%	(8.9)%
Operating income	$18,502	$745
Sales per square foot	$124	$122
Number of stores as of period end	464	468
Square footage as of period end	1,859	1,870
The comparable store sales increase during the 26 weeks ended August 3, 2013 was due to an increase of 0.9% in comparable store average transactions, partially offset by a decrease of 0.7% in comparable store average dollar sales per transaction. The decrease in comparable store average dollar sales per transaction resulted from a 1.4% decrease in units purchased per customer, partially offset by a 0.3% increase in our average unit retail prices. The net sales increase was attributable to the comparable store sales increase and an increase of $0.5 million in net sales in our e-commerce business, partially offset by a decrease in the number of stores compared to the prior year.
Wet Seal generated operating income of 7.6% of net sales during the 26 weeks ended August 3, 2013, compared to operating income of 0.3% of net sales during the 26 weeks ended July 28, 2012. This increase was due primarily to a decrease in asset impairment charges of $9.2 million during the 26 weeks ended August 3, 2013, compared to the 26 weeks ended July 28, 2012, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. Additionally, the increase was attributable to the increase in merchandise margin as a result of lower markdown rates and a decrease in occupancy costs due to a reduction in store depreciation as a result of stores impaired in the prior year.

Arden B:

(In thousands, except percentages, sales per square foot and number of stores data)	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
Net sales	$34,327	$43,292
Percentage of consolidated net sales	12%	15%
Comparable store sales percentage increase (decrease) compared to the prior year	1.4%	(11.5)%
Operating income (loss)	$1,048	$(2,882)
Sales per square foot	$157	$150
Number of stores as of period end	61	82
Square footage as of period end	189	254
The comparable store sales increase during the 26 weeks ended August 3, 2013, was due to a 2.8% increase in comparable store average transactions, partially offset by a 1.5% decrease in comparable store average dollar sales per transaction. The decrease in the comparable store average dollar sales per transaction resulted from a 9.3% decrease in units purchased per customer, partially offset by an 8.6% increase in our average unit retail prices. The net sales decrease was primarily attributable to a decrease in the number of stores compared to the prior year and a decrease of $0.2 million in net sales in our e-commerce business, partially offset by the comparable store sales increase.
Arden B generated operating income of 3.1% of net sales during the 26 weeks ended August 3, 2013, compared to operating loss of 6.7% of net sales during the 26 weeks ended July 28, 2012. This increase was due primarily to an increase in merchandise margin as a result of lower markdown rates and a decrease in occupancy costs due to a decrease in depreciation for stores impaired since the prior year and a decrease in minimum rent due to the buyout of certain high rent Arden B store leases late in fiscal 2012. Additionally, during the 26 weeks ended August 3, 2013 and July 28, 2012, operating income (loss) included asset impairment charges of $0.5 million and $2.0 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Liquidity and Capital Resources

	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
	(In thousands)

Net cash provided by operating activities	$3,383	$1,079
Net cash provided by (used in) investing activities	6,771	(11,591)
Net cash used in financing activities	(24,660)	(203)
Net decrease in cash and cash equivalents	(14,506)	(10,715)
Cash and cash equivalents, beginning of period	42,279	157,185
Cash and cash equivalents, end of period	$27,773	$146,470
26 Weeks Ended August 3, 2013
For the 26 weeks ended August 3, 2013, cash provided by operating activities was comprised of net income of $4.1 million, and net non-cash charges, primarily depreciation and amortization, asset impairment, deferred income taxes, and stock-based compensation, of $9.7 million, partially offset by net cash used in changes in other operating assets and liabilities of $10.4 million.
For the 26 weeks ended August 3, 2013, net cash provided by investing activities was comprised of $25.1 million of proceeds from maturity of investment securities, partially offset by $9.5 million of investment of cash from money market funds into short-term investments and $8.8 million of capital expenditures, primarily for the remodeling of existing Wet Seal stores upon lease renewals and/or store relocations and construction of new Wet Seal stores. Capital expenditures that remain unpaid as of August 3, 2013, have increased $1.6 million since the end of fiscal 2012. We expect to pay nearly all of the balance of such amounts during the remaining of fiscal 2013.

For the 26 weeks ended August 3, 2013, net cash used in financing activities was comprised primarily of $25.2 million used to repurchase 5,565,873 shares of our Class A common stock under a $25.0 million share repurchase program and 58,416 shares of our Class A common stock to satisfy employee withholding tax obligations, upon restricted stock vestings, slightly offset by $0.5 million of proceeds from the exercise of stock options.
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
At August 3, 2013, the amount outstanding under the Facility consisted of $2.0 million in open documentary letters of credit related to merchandise purchases and $1.7 million in outstanding standby letters of credit. At August 3, 2013, we had $31.3 million available for cash advances and/or for the issuance of additional letters of credit, and we were in compliance with all covenant requirements under the Facility.
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
Capital Expenditures
We estimate that, in fiscal 2013, capital expenditures will be between $22.0 million and $24.0 million, of which approximately $16.0 million to $18.0 million is expected to be for the remodeling and/or relocation of existing Wet Seal stores upon lease renewals and the construction of new Wet Seal stores. We anticipate receiving approximately $2.0 million in tenant improvement allowances from landlords, resulting in net capital expenditures of between $20.0 million and $22.0 million.

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
We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through fiscal 2011 and most of fiscal 2012, as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in

China, from which a majority of our merchandise is sourced, and increasing fuel costs. Although cotton prices have stabilized, the other sourcing cost pressures are expected to continue through fiscal 2013. The rising value of the currency in China relative to the U.S. dollar may also have an impact on future product costs. In response to the cost increases, we leverage our large vendor base to lower costs, are identifying new vendors and are assessing ongoing promotional strategies in efforts to maintain or improve upon historical merchandise margin levels. We cannot be certain that our business will not be affected by inflation in the future.
Off-Balance Sheet Arrangements
As of August 3, 2013, we are not a party to any off-balance sheet arrangements, except for operating lease and purchase obligations and other commitments, as referenced in our Form 10-K for the fiscal year ended February 2, 2013, under Note 6, “Commitments and Contingencies” and “Other Off-Balance Sheet Arrangements,” and as referenced in this Quarterly Report on Form 10-Q under Note 6, “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this report.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At August 3, 2013, no borrowings were outstanding under the Facility. At August 3, 2013, the weighted average interest rate on borrowings under the Facility would be 1.333%. Based upon a sensitivity analysis as of August 3, 2013, if we had average outstanding borrowings of $1 million during second quarter of fiscal 2013, a 50 basis point increase in interest rates would have resulted in an increase in interest expense of approximately $1,250 for the second quarter of fiscal 2013.
As of August 3, 2013, we are not a party to any derivative financial instruments.
Foreign Currency Exchange Rate Risk
We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10.0% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of August 3, 2013, would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Item 4.        Controls and Procedures
Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 3, 2013.

Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended August 3, 2013, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted us motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted the Company's motion to compel arbitration. Plaintiffs' appealed and oral agrument is scheduled for September 23, 2013. Also, on July 18, 2012, we received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with us. Plaintiffs alleged that our arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against us. On September 20, 2012, the NLRB dismissed Plaintiffs claims.

On October 27, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees who were employed in California during the time period from October 27, 2007 through the present. We were named as a defendant. Plaintiffs are seeking unpaid wages, civil and statutory penalties, restitution, injunctive relief, interest, and attorneys' fees and costs. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On March 28, 2012, the court entered an Order denying our motion to compel arbitration. On September 21, 2012, we filed a notice of appeal that is currently pending.

On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of our current and former African American retail store employees. We were named as a defendant. The complaint alleged various violations under 42 U.S.C. § 1981, including allegations that we engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs also alleged retaliation. Plaintiffs also sought reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys' fees, and interest. On May 8, 2013, we filed papers memorializing an amicable resolution to the case pending final court approval. The Settlement Agreement provides for a cash payment of $7.5 million and also includes programmatic relief under which we agree to post open positions, implement new selection criteria and interview protocols, revamp our annual performance reviews and compensation structure, add regional human resources directors, implement more diversity and inclusion communications and training for field and corporate office employees, and enhance our investigations training and processes. We have also reflected our commitment to use diverse models in our marketing and to partnerships with organizations dedicated to the advancement and well-being of African Americans and other diverse groups. On June 12, 2013, the court granted preliminary approval of the settlement and in June 2013 we issued payment to the settlement administrator for $7.5 million. A hearing on final approval has been scheduled for November 18, 2013.

As of August 3, 2013, we have accrued $0.2 million for loss contingencies in connection with the litigation matters enumerated above, and certain other legal matters, which is included in accounts payable - other on the condensed consolidated balance sheet. Some of these contingency matters include or may include insurance recovery. We are vigorously defending the pending matters and will continue to evaluate our potential exposure and estimated costs as these matters progress. Future developments may require us to adjust the amount of this accrual, which, if increased, could have a material effect on our results of operations or financial condition.

From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims, insurance may cover a portion of such losses. However, the outcome of these litigation matters cannot be accurately predicted and there may be existing matters or matters that arise for which we do not have insurance coverage or for which insurance provides only partial coverage. Such outcome could have a material effect on our results of operations or financial condition.

Item 1A.    Risk Factors
There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 5, 2013 to June 1, 2013	240,000	$5.01	240,000	$20,159,672
June 2, 2013 to July 6, 2013	3,793,171	$4.88	3,793,171	$1,637,881
July 7, 2013 to August 3, 2013	337,597	$5.02	326,053	$—

(1)
On February 1, 2013, our Company's Board of Directors authorized a program to repurchase up to $25.0 million of the outstanding shares of our Class A common stock, to be executed through open market or privately negotiated transactions. The timing and number of shares repurchased was determined by the Company’s management based on its evaluation of market conditions and other factors.

Pursuant to this program, we repurchased 4,359,224 shares of our Class A common stock during the second quarter of fiscal 2013, at a weighted average market price of $4.89 per share, for a total cost, including commissions, of approximately $21.4 million, completing the stock repurchase program.

During fiscal July 2013, we tendered 11,544 shares of our Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations, for a total cost of approximately $0.1 million.

Item 3.         Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.         Mine Safety Disclosures
None.

Item 5.         Other Information
None.

Item 6.         Exhibits

31.1	Certification filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101+	Interactive data files (furnished electronically herewith pursuant to Rule 406T of Regulations S-T).

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

THE WET SEAL, INC.
(REGISTRANT)
August 27, 2013	By:	/s/ John D. Goodman
John D. Goodman
Chief Executive Officer
August 27, 2013	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer