Form 10-Q
period 2013-11-02
WET SEAL INC
filed 2013-12-04
CIK 863456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at November 29, 2013, was 84,722,419. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at November 29, 2013.

THE WET SEAL, INC.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets (Unaudited) as of November 2, 2013, February 2, 2013 and October 27, 2012	1
	Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended November 2, 2013 and October 27, 2012	2
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the 39 Weeks Ended November 2, 2013 and October 27, 2012	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended November 2, 2013 and October 27, 2012	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
SIGNATURES		35
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
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

THE WET SEAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	November 2, 2013	February 2, 2013	October 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,084	$42,279	$126,343
Short-term investments	35,812	67,694	—
Income tax receivables	141	286	660
Other receivables	2,680	1,738	1,462
Merchandise inventories	42,587	33,788	46,193
Prepaid expenses and other current assets	13,289	13,443	5,669
Deferred tax assets	—	—	20,133
Total current assets	124,593	159,228	200,460
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	87,970	90,666	102,462
Furniture, fixtures and equipment	65,066	62,486	66,512
	153,036	153,152	168,974
Less accumulated depreciation and amortization	(88,117)	(88,927)	(95,146)
Net equipment and leasehold improvements	64,919	64,225	73,828
OTHER ASSETS:
Deferred tax assets	—	—	41,766
Other assets	2,003	3,053	3,069
Total other assets	2,003	3,053	44,835
TOTAL ASSETS	$191,515	$226,506	$319,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – merchandise	$24,623	$16,978	$28,128
Accounts payable – other	11,361	18,116	13,369
Accrued liabilities	24,203	26,347	24,000
Current portion of deferred rent	3,909	2,289	2,456
Total current liabilities	64,096	63,730	67,953
LONG-TERM LIABILITIES:
Deferred rent	31,092	32,136	33,378
Other long-term liabilities	1,796	1,908	1,820
Total long-term liabilities	32,888	34,044	35,198
Total liabilities	96,984	97,774	103,151
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 84,730,594 shares issued and 84,724,419 outstanding at November 2, 2013; 90,541,144 shares issued and 89,730,376 shares outstanding at February 2, 2013; and 90,072,035 shares issued and 89,727,234 shares outstanding at October 27, 2012	8,473	9,054	9,007
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	216,512	239,698	240,712
Accumulated deficit	(130,323)	(119,481)	(33,671)
Treasury stock, 6,175 shares, 810,768 shares, and 344,801 shares, at cost, at November 2, 2013, February 2, 2013, and October 27, 2012, respectively	(4)	(412)	(72)
Accumulated other comprehensive loss	(127)	(127)	(4)
Total stockholders’ equity	94,531	128,732	215,972
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,515	$226,506	$319,123
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$127,664	$135,537	$405,358	$418,743
Cost of sales	98,715	109,492	293,526	318,293
Gross margin	28,949	26,045	111,832	100,450
Selling, general, and administrative expenses	38,743	44,405	115,592	126,215
Asset impairment	5,061	6,456	6,919	19,035
Operating loss	(14,855)	(24,816)	(10,679)	(44,800)
Interest income	49	35	150	108
Interest expense	(55)	(45)	(163)	(136)
Interest expense, net	(6)	(10)	(13)	(28)
Loss before provision (benefit) for income taxes	(14,861)	(24,826)	(10,692)	(44,828)
Provision (benefit) for income taxes	49	(10,047)	150	(17,407)
Net loss	$(14,910)	$(14,779)	$(10,842)	$(27,421)
Net loss per share, basic	$(0.18)	$(0.17)	$(0.13)	$(0.31)
Net loss per share, diluted	$(0.18)	$(0.17)	$(0.13)	$(0.31)
Weighted-average shares outstanding, basic	83,729,646	88,877,993	86,028,985	88,650,011
Weighted-average shares outstanding, diluted	83,729,646	88,877,993	86,028,985	88,650,011
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 2, 2013	90,541,144	$9,054	—	$—	$239,698	$(119,481)	$(412)	$(127)	$128,732
Net loss	—	—	—	—	—	(10,842)	—	—	(10,842)
Stock issued pursuant to long-term incentive plans	496,292	50	—	—	(50)	—	—	—	—
Stock-based compensation	—	—	—	—	1,212	—	—	—	1,212
Exercise of stock options	210,528	21	—	—	726	—	—	—	747
Repurchase of common stock	—	—	—	—	—	—	(25,318)	—	(25,318)
Retirement of treasury stock	(6,517,370)	(652)	—	—	(25,074)	—	25,726	—	—
Balance at November 2, 2013	84,730,594	$8,473	—	$—	$216,512	$(130,323)	$(4)	$(127)	$94,531

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at January 28, 2012	90,660,347	$9,066	—	$—	$239,000	$(6,250)	$(740)	$(4)	$241,072
Net loss	—	—	—	—	—	(27,421)	—	—	(27,421)
Stock issued pursuant to long-term incentive plans	651,367	65	—	—	(65)	—	—	—	—
Stock-based compensation	—	—	—	—	2,596	—	—	—	2,596
Exercise of stock options	6,001	1	—	—	18	—	—	—	19
Repurchase of common stock	—	—	—	—	—	—	(294)	—	(294)
Retirement of treasury stock	(1,245,680)	(125)	—	—	(837)	—	962	—	—
Balance at October 27, 2012	90,072,035	$9,007	—	$—	$240,712	$(33,671)	$(72)	$(4)	$215,972
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 Weeks Ended
	November 2, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,842)	$(27,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,198	13,531
Amortization of premium on investments	123	—
Amortization of deferred financing costs	81	81
Loss on disposal of equipment and leasehold improvements	83	550
Asset impairment	6,919	19,035
Deferred income taxes	—	(17,986)
Stock-based compensation	1,212	2,596
Changes in operating assets and liabilities:
Income tax receivables	145	(460)
Other receivables	79	(17)
Merchandise inventories	(8,799)	(14,359)
Prepaid expenses and other current assets	73	(1,180)
Other non-current assets	29	(7)
Accounts payable and accrued liabilities	(3,295)	11,767
Deferred rent	576	182
Other long-term liabilities	(112)	(104)
Net cash used in operating activities	(3,530)	(13,792)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(15,853)	(16,775)
Investment in marketable securities	(9,500)	—
Proceeds from maturity of marketable securities	41,259	—
Net cash provided by (used in) investing activities	15,906	(16,775)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	747	19
Repurchase of common stock	(25,318)	(294)
Net cash used in financing activities	(24,571)	(275)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,195)	(30,842)
CASH AND CASH EQUIVALENTS, beginning of period	42,279	157,185
CASH AND CASH EQUIVALENTS, end of period	$30,084	$126,343
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$57	$57
Income taxes	$267	$865
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Retirement of treasury shares	$25,726	$962
Purchase of equipment and leasehold improvements unpaid at end of period	$4,170	$3,366
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 2, 2013, and October 27, 2012
(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation
The information set forth in these condensed consolidated financial statements as of and for the 13 and 39 weeks ended November 2, 2013, and October 27, 2012 (collectively, the “Interim Financial Statements”), is unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in The Wet Seal, Inc. (the “Company”) annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
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
The Company's evaluations during the 13 and 39 weeks ended November 2, 2013, and October 27, 2012 included impairment testing of 40, 59, 56 and 101 stores and resulted in 23, 32, 29 and 80 stores being impaired, respectively, as their projected future cash flows were not sufficient to recover the net carrying value of their assets. As such, the Company recorded the following non-cash charges related to its retail stores within asset impairment in the condensed consolidated statements of operations to write down the carrying values of these stores' long-lived assets to their estimated fair values (in thousands except for number of stores):

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 2, 2013, and October 27, 2012
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Aggregate carrying value of all long-lived assets impaired	$5,718	$6,456	$7,817	$19,313
Less: Impairment charges	5,061	6,456	6,919	19,035
Aggregate fair value of all long-lived assets impaired	$657	$—	$898	$278
Number of stores with asset impairment	23	29	32	80
Of the 17 stores that were tested and not determined to be impaired during the 13 weeks ended November 2, 2013, 9 could be deemed to be at risk of future impairment. When making this determination, the Company considered the potential impact that reasonably possible changes to sales and gross margin performance versus the Company's current projections for these stores could have on their current estimated cash flows.
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
Income Taxes
The Company accounts for income taxes in accordance with applicable accounting standards which require that the Company recognize deferred tax assets, which include net operating loss carryforwards (NOLs) and tax credits, and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax expense or benefit results from the change in net deferred tax assets or deferred tax liabilities. Such guidance requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Due to the Company's three-year cumulative operating losses, the Company established a valuation allowance against all of its deferred tax assets in fiscal 2012. In addition, the Company discontinued recording income tax benefits in the condensed consolidated statements of operations. The Company will not record income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. The Company remains in a cumulative three-year operating loss position and realization of its deferred income tax assets is not deemed to be more likely than not. Prospectively, as the Company continues to evaluate available evidence, it is possible that the Company may deem some or all of its deferred income tax assets to be realizable.
The Company has approximately $121.4 million of federal NOLs available to offset taxable income in fiscal 2013 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code. The Company's effective tax rate for the 13 and 39 weeks ended November 2, 2013, was approximately negative 0.3% and negative 1.4%, respectively, despite its net loss. This effective rate is due to certain state income taxes for fiscal 2013 that are not based on consolidated net income. The Company expects a negative 1.2% effective income tax rate for fiscal 2013.
Other Comprehensive Income
Other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net loss. The Company's comprehensive loss for the 13 and 39 weeks ended November 2, 2013, and October 27, 2012 was equal to the Company's net loss.
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
For the 39 weeks ended November 2, 2013, and October 27, 2012
(Unaudited)

comprehensive income to the statement of operations. The Company adopted this guidance, which did not impact its condensed consolidated financial statements.
NOTE 2 – Stock-Based Compensation
The Company had one stock incentive plan under which shares were available for grant at November 2, 2013: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of November 2, 2013; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”
The 2005 Plan permits the granting of options, restricted common stock, performance shares awards, restricted and performance stock units, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock, performance share grants and other awards made or settled in the form of Company stock. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. An aggregate of 22,557,528 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of November 2, 2013, 4,411,479 shares were available for future grants under the 2005 Plan.
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
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Dividend Yield	—%	—%	—%	—%
Expected Volatility	40.73%	46.47%	40.89%	48.58%
Risk-Free Interest Rate	1.00%	0.47%	0.63%	0.48%
Expected Life of Options (in Years)	3.3	3.3	3.3	3.3
At November 2, 2013, there was $0.4 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 1.8 years, representing the remaining vesting periods of such options through fiscal 2016.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 2, 2013, and October 27, 2012
(Unaudited)

The following table summarizes the Company’s stock option activities with respect to its Plans for the 39 weeks ended November 2, 2013 (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 2, 2013	1,564,167	$4.29
Granted	180,000	$3.78
Exercised	(210,528)	$3.55
Canceled	(656,171)	$4.90
Outstanding at November 2, 2013	877,468	$3.92	3.17	$70
Vested and expected to vest in the future at November 2, 2013	817,397	$3.93	3.10	$64
Exercisable at November 2, 2013	540,856	$4.01	2.73	$39
Options vested and expected to vest in the future is comprised of all options outstanding at November 2, 2013, net of estimated forfeitures. Additional information regarding stock options outstanding as of November 2, 2013, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of November 2, 2013	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of November 2, 2013	Weighted- Average Exercise Price Per Share
$ 2.66 - $ 4.15	618,468	3.26	$3.49	368,526	$3.51
$ 4.19 - $ 6.82	256,000	2.97	$4.88	169,330	$4.98
$ 10.95 - $ 10.95	3,000	0.09	$10.95	3,000	$10.95
$ 2.66 - $ 10.95	877,468	3.17	$3.92	540,856	$4.01
The weighted-average grant-date fair value of options granted during the 13 and 39 weeks ended November 2, 2013, and October 27, 2012, was $1.13, $1.13, $0.94 and $1.08, respectively. The total intrinsic values for options exercised during the 13 and 39 weeks ended November 2, 2013, and October 27, 2012, was less than $0.1 million, $0.2 million, none, and less than $0.1 million, respectively.
Cash received from option exercises under the Plans for the 39 weeks ended November 2, 2013, and October 27, 2012, was $0.7 million and less than $0.1 million, respectively. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.
Restricted Common Stock, Restricted Stock Units, Performance Share Awards, and Performance Stock Units
Under the 2005 Plan, the Company grants directors, certain executives and other key employees restricted common stock and restricted stock units with vesting contingent upon completion of specified service periods ranging from one to three years. The Company also grants certain executives and other key employees performance share awards and performance stock units with vesting contingent upon a combination of specified service periods and the Company’s achievement of specified corporate performance objectives. Restricted stock units and performance stock units awarded to employees represent the right to receive one share of the Company's Class A common stock upon vesting.
During the 39 weeks ended November 2, 2013, and October 27, 2012, the Company granted 234,759 and 401,370 shares, respectively, of restricted common stock to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during the 39 weeks ended November 2, 2013, and October 27, 2012, was $3.03 and $3.22 per share, respectively. Additionally, the Company granted 249,338 restricted stock units to certain employees during the 39 weeks ended November 2, 2013 with a weighted-average grant-date fair value of $3.67 per share.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 2, 2013, and October 27, 2012
(Unaudited)

During the 39 weeks ended November 2, 2013, the Company granted 261,533 performance share awards under the 2005 Plan, with a grant-date fair value of $2.95 per share. Additionally, the Company granted 183,758 performance stock units to certain employees during the 39 weeks ended November 2, 2013, with a weighted-average grant-date fair value of $3.09 per share, with the opportunity of an additional 32,375 performance stock units to be earned if certain corporate performance objectives are achieved, which are not included in the total outstanding share awards below. During the 13 weeks ended November 2, 2013, the Company reversed the previously recorded performance stock awards and units expense due to declines in corporate performance objectives.
The fair value of nonvested restricted common stock awards, restricted stock units, performance share awards and performance stock units is equal to the specified grant date price of the Company’s Class A common stock on the grant date. The following table summarizes activity with respect to the Company’s restricted common stock, restricted stock units, performance share awards and performance stock units during the 39 weeks ended November 2, 2013:

Restricted Common Stock, Restricted Stock Units, Performance Share Awards, and Performance Stock Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at February 2, 2013	644,492	$2.89
Granted	929,388	$3.19
Vested	(115,119)	$3.14
Forfeited	(56,992)	$3.11
Nonvested at November 2, 2013	1,401,769	$3.06
At November 2, 2013, there was $2.1 million of total unrecognized compensation expense related to nonvested restricted common stock, restricted stock units, performance share awards, and performance stock units under the Company’s share-based payment plans, of which $1.3 million is for restricted common stock and performance stock awards, and $0.8 million is for restricted and performance stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years. These estimates utilize subjective assumptions, which depend upon achievement of a combination of specified service periods and performance objectives. The number of shares to vest, and the related stock-based compensation expense to be incurred, may differ dependent upon actual performance objectives achieved. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its condensed consolidated statements of operations.
The following tables summarize stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Stock options	$89	$175	$211	$1,055
Restricted and performance stock awards and units	278	430	1,001	1,541
Stock-based compensation	$367	$605	$1,212	$2,596

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Cost of sales	$117	$86	$239	$221
Selling, general, and administrative expenses	250	519	973	2,375
Stock-based compensation	$367	$605	$1,212	$2,596

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 2, 2013, and October 27, 2012
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
At November 2, 2013, the amount outstanding under the Facility consisted of $2.0 million in open documentary letters of credit related to merchandise purchases and $1.7 million in outstanding standby letters of credit, and the Company had $31.3 million available under the Facility for cash advances and/or the issuance of additional letters of credit.
At November 2, 2013, the Company was in compliance with all covenant requirements under the Facility.
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

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 2, 2013, and October 27, 2012
(Unaudited)

The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount as of November 2, 2013	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash	$16,098	$16,098	$—	$—
Money market funds	13,986	—	13,986	—
Cash and cash equivalents	30,084

Certificates of deposit	5,490	—	5,476	—
US treasury securities	4,994	—	5,000	—
US government agency securities	25,328	—	25,303	—
Short-term investments	35,812

Tenant allowances receivable	1,029	—	—	1,029

	Carrying Amount as of February 2, 2013	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash	$5,612	$5,612	$—	$—
Money market funds	36,667	—	36,667	—
Cash and cash equivalents	42,279

Certificates of deposit	5,053	—	5,047	—
US treasury securities	19,991	—	19,991	—
US government agency securities	42,650	—	42,592	—
Short-term investments	67,694	—	—	—

Long-term tenant allowances receivable	960	—	—	960

	Carrying Amount as of October 27, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Cash	$21,992	$21,992	$—	$—
Money market funds	104,351	—	104,351	—
Cash and cash equivalents	126,343

Long-term tenant allowances receivable	938	—	—	938

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 2, 2013, and October 27, 2012
(Unaudited)

Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. The Company's money market funds are valued at $1, which is generally the net asset value of these funds and are represented at Level 2. Units are redeemable on a daily basis and redemption requests generally can be received the same day as the effective date. The Company’s short-term investments consist of interest-bearing bonds of various U.S. Government agencies, U.S. treasury securities and certificates of deposit, have maturities that are less than one year and are carried at amortized cost plus accrued income. Short-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s short-term investments was determined based on quoted prices for similar instruments in active markets. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the tenant allowances receivable was determined by discounting them to present value using an incremental borrowing rate of 9.26%, at the time of recording, over their five year collection period. As of November 2, 2013, they are included in other receivables within the condensed consolidated balance sheet.
On a non-recurring basis, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs consisting of, but not limited to, projected sales growth, estimated gross margins, projected operating costs and an estimated weighted-average cost of capital. During the 13 and 39 weeks ended November 2, 2013, and October 27, 2012, the Company recorded $5.1 million, $6.9 million, $6.5 million and $19.0 million of impairment charges, respectively, in the accompanying condensed consolidated statements of operations. Refer to Note 1, “Summary of Significant Accounting Policies.”
NOTE 5 – Net Loss Per Share
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
While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. Restricted and performance stock units are not participating securities. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the 13 and 39 weeks ended November 2, 2013, and October 27, 2012, the Company incurred a net loss and there was no dilutive effect of any unvested share-based payment awards.
The computations of net loss per share, diluted, excluded the following potentially dilutive securities exercisable into Class A common stock for the 13 and 39 weeks ended November 2, 2013, and October 27, 2012, respectively, because their effect would have been anti-dilutive.

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Stock options outstanding	567,225	2,592,016	471,806	2,592,419
Unvested restricted and performance stock awards and units	1,389,281	838,225	1,290,574	1,560,491
Total	1,956,506	3,430,241	1,762,380	4,152,910

NOTE 6 – Commitments and Contingencies
Litigation

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company's current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleged various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs sought

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 2, 2013, and October 27, 2012
(Unaudited)

reimbursement for alleged uniform and business expenses, injunctive relief, restitution, civil penalties, interest, and attorney's fees and costs. On August 16, 2011, the court denied Plaintiffs' Motion for Class Certification. Plaintiffs appealed and, on October 12, 2012, the California Court of Appeals affirmed the lower court's ruling. On January 23, 2013, the California Supreme Court denied Plaintiffs' petition for review. On February 4, 2013, the Court of Appeals issued an order to send the case back to the trial court to proceed on behalf of only the three named plaintiffs and not as a class action. In October 2013, the Company entered into confidential settlement agreements that resolved the matter.

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

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company's current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted the Company's motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted the Company's motion to compel arbitration. Plaintiffs appealed, and on November 15, 2013, the Court of Appeals issued an order affirming the trial court's order compelling individual arbitration, but reversing the trial court's order compelling arbitration of Plaintiffs' Private Attorney General Act (PAGA) claims on an individual basis. The Company intends to appeal the decision to the California Supreme Court. In a concurrent proceeding, on July 18, 2012, the Company received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with the Company. Plaintiffs alleged that the Company's arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against the Company. On September 20, 2012, the NLRB dismissed Plaintiffs' claims.

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

On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of the Company's current and former African American retail store employees. The Company was named as a defendant. The complaint alleged various violations under 42 U.S.C. § 1981, including allegations that the Company engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs also alleged retaliation. Plaintiffs also sought reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys' fees, and interest. On May 8, 2013, the Company and Class Representatives filed papers memorializing an amicable resolution to the case pending final court approval. The Settlement Agreement provides for a cash payment of $7.5 million and also includes programmatic relief under which the Company agrees to post open positions, implement new selection criteria and interview protocols, revamp its annual

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 2, 2013, and October 27, 2012
(Unaudited)

performance reviews and compensation structure, add regional human resource directors, implement more diversity and inclusion communications and training for field and corporate office employees, and enhance its investigations training and processes. The Company has also reflected its commitment to use diverse models in its marketing and to partnerships with organizations dedicated to the advancement and well-being of African Americans and other diverse groups. On June 12, 2013, the court granted preliminary approval of the settlement and in June 2013 the Company issued payment to the settlement administrator for $7.5 million. The final approval hearing was held on November 18, 2013 and a decision is currently pending.

As of November 2, 2013, the Company has accrued $0.2 million for loss contingencies in connection with the litigation matters enumerated above, and certain other legal matters, which is included in accounts payable - other on the condensed consolidated balance sheet. Some of these contingency matters include or may include insurance recovery. The Company is vigorously defending the pending matters and will continue to evaluate its potential exposure and estimated costs as these matters progress. Future developments may require the Company to adjust the amount of this accrual, which, if increased, could have a material effect on the Company's results of operations or financial condition.

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
Information for the 13 and 39 weeks ended November 2, 2013, and October 27, 2012, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended November 2, 2013	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$114,878	$12,786	$—	$127,664
Percentage of consolidated net sales	90%	10%	—%	100%
Operating loss	$(4,575)	$(2,427)	$(7,853)	$(14,855)
Depreciation and amortization expense	$2,615	$304	$504	$3,423
Interest income	$—	$—	$49	$49
Interest expense	$—	$—	$(55)	$(55)
Loss before provision for income taxes	$(4,575)	$(2,427)	$(7,859)	$(14,861)

13 Weeks Ended October 27, 2012	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$117,892	$17,645	$—	$135,537
Percentage of consolidated net sales	87%	13%	—%	100%
Operating loss	$(8,747)	$(3,733)	$(12,336)	$(24,816)
Depreciation and amortization expense	$3,442	$404	$422	$4,268
Interest income	$—	$—	$35	$35
Interest expense	$—	$—	$(45)	$(45)
Loss before benefit for income taxes	$(8,747)	$(3,733)	$(12,346)	$(24,826)

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 2, 2013, and October 27, 2012
(Unaudited)

39 Weeks Ended November 2, 2013	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$358,245	$47,113	$—	$405,358
Percentage of consolidated net sales	88%	12%	—%	100%
Operating income (loss)	$13,928	$(1,380)	$(23,227)	$(10,679)
Depreciation and amortization expense	$7,934	$882	$1,382	$10,198
Interest income	$—	$—	$150	$150
Interest expense	$—	$—	$(163)	$(163)
Income (loss) before provision for income taxes	$13,928	$(1,380)	$(23,240)	$(10,692)

39 Weeks Ended October 27, 2012	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$357,806	$60,937	$—	$418,743
Percentage of consolidated net sales	85%	15%	—%	100%
Operating loss	$(8,003)	$(6,614)	$(30,183)	$(44,800)
Depreciation and amortization expense	$11,022	$1,314	$1,195	$13,531
Interest income	$—	$—	$108	$108
Interest expense	$—	$—	$(136)	$(136)
Loss before benefit for income taxes	$(8,003)	$(6,614)	$(30,211)	$(44,828)

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
Wet Seal operating income (loss) during the 13 and 39 weeks ended November 2, 2013, and October 27, 2012, includes $4.8 million, $6.1 million, $5.8 million and $16.3 million, respectively, of asset impairment charges.
Arden B operating loss during the 13 and 39 weeks ended November 2, 2013, and October 27, 2012, includes $0.3 million, $0.8 million, $0.7 million and $2.7 million, respectively, of asset impairment charges.
Corporate expenses during the 39 weeks ended November 2, 2013, include a $3.5 million benefit to adjust loss contingency charges for several legal matters. Corporate expenses during the 13 and 39 weeks ended October 27, 2012, include $0.1 million and $2.0 million, respectively, of severance costs resulting from the departure of the Company's previous chief executive officer. Corporate expenses during the 13 and 39 weeks ended October 27, 2012, included $2.1 million in professional fees to defend against a shareholder proxy solicitation to replace a majority of the Company’s board members. The proxy solicitation ultimately led to an agreement to replace four of the Company’s seven board members during October 2012.

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
During the 39 weeks ended November 2, 2013, the Company repurchased 5,565,873 shares of its Class A common stock at a weighted average market price of $4.48 per share, for a total cost, including commissions, of $25.0 million, representing full execution of the stock repurchase program. Additionally, the Company tendered 90,703 shares of its Class A common stock

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 2, 2013, and October 27, 2012
(Unaudited)

upon restricted stock vesting to satisfy employee withholding tax obligations for a total cost of $0.3 million, as well as 56,201 shares reacquired by the Company, at no cost, upon employee forfeitures of stock-based compensation.
Effective August 22, 2013, the Company retired 6,517,370 shares of its Class A common stock held in treasury. In accordance with Delaware law and the terms of the Company’s certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company Class A common stock.

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
Fiscal 2013 consists of 52 weeks versus 53 weeks in fiscal 2012 and therefore, net sales and operating results for the full year fiscal 2013 will reflect the impact of one less selling week than fiscal 2012. In addition, due to the 53rd week in fiscal 2012, comparable store sales for the 13 and 39 weeks ended November 2, 2013, respectively, are compared to the 13 and 39 weeks ended November 3, 2012.
Executive Overview
We are a national specialty retailer operating stores selling fashionable and contemporary apparel and accessory items designed for female customers aged 13 to 39 years old. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At November 2, 2013, we had 530 retail stores in 47 states and Puerto Rico. Of the 530 stores, there were 471 Wet Seal stores and 59 Arden B stores. Our merchandise can also be purchased online through the websites of each of our chains.
We consider the following to be key performance indicators in evaluating our performance:
Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal division’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for four or more days in a fiscal month, due to remodel, relocation or other reasons, are removed from the comparable store base for that fiscal month as well as for the comparable fiscal month in the following fiscal year. In addition, due to the 53rd week in fiscal 2012, comparable store sales for the 13 and 39 weeks ended November 2, 2013, respectively, are compared to the 13 and 39 weeks ended November 3, 2012. Comparable store sales results are important in achieving operating leverage on expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash and working capital.
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
Cash flow and liquidity (working capital)—We evaluate cash flow from operations, capital expenditures, liquidity and working capital to determine our short-term operational financing needs.

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
Current Trends and Outlook
Our comparable store sales increased 0.8% during the 13 weeks ended November 2, 2013, driven by a 1.7% comparable store sales increase in our Wet Seal division, offset by a 6.7% comparable store sales decrease in our Arden B division. During the quarter we achieved a consolidated comparable store sales increase and significantly improved merchandise margins versus the prior year quarter, despite a challenging retail environment. We noted a declining trend in comparable store sales over the course of the third fiscal 2013 quarter, after late August. As we proceed through the holiday season, we are maintaining an appropriate mix of regular and promotional pricing and remaining focused on inventory management. As of November 2, 2013, inventory dollars per square foot were down approximately 3% versus the prior year at Wet Seal and down approximately 20% versus the prior year at Arden B. Additionally, we continue to exercise control over costs, resulting in a decrease in selling, general and administrative expenses versus the prior year quarter.
The Wet Seal division's comparable store sales increase was primarily driven by an increase in transaction volume, partially offset by a decrease in average dollar sales per transaction, which was driven by a decrease in units purchased per customer offset by an increase in average unit selling price. The Arden B division comparable store sales decrease was primarily driven by a decrease in transaction volume and a decrease in average dollar sales per transaction, which was driven by a decrease in units purchased per customer, partially offset by an increase in average unit selling price.
Our combined e-commerce net sales compared to the prior year quarter, which is not a factor in calculating our comparable store sales, declined approximately 19% for the 13 weeks ended November 2, 2013, compared to an increase of 8.7% in the 13 weeks ended October 27, 2012. Through more disciplined management of promotional pricing, we generated an improved e-commerce merchandise margin rate versus the prior year quarter. However, the transition to a new e-commerce platform during the third fiscal 2013 quarter negatively impacted sales results. The re-platform was completed in late October 2013 and is now enabling customers to view content and execute transactions more efficiently on both desktop and mobile or tablet devices.
Store Openings and Closures
For fiscal 2013, we expect to open 26 new Wet Seal stores, primarily to replace approximately 19 stores that will be closing upon lease expiration in fiscal 2013, with openings primarily in outlet centers, in which we have historically experienced stronger sales productivity and profitability versus our mall-based stores. We currently plan to close approximately 5 Arden B stores in fiscal 2013 upon lease expiration, as we focus efforts on improving merchandising and marketing strategies in that business.
At Wet Seal, we opened ten new stores and closed three stores during the 13 weeks ended November 2, 2013. At Arden B, we closed two stores during the 13 weeks ended November 2, 2013.
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
Long-Lived Assets
We evaluate the carrying value of long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. During the 13 and 39 weeks ended November 2, 2013, and October 27, 2012, we recorded $5.1 million, $6.9 million, $6.5 million and $19.0 million, respectively, of impairment charges. Additional information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.
Accounting for Income Taxes
We have approximately $121.4 million of federal NOLs available to offset taxable income in fiscal 2013 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code. Our effective tax rate for the 13 and 39 weeks ended November 2, 2013, was approximately negative 0.3% and negative 1.4%, respectively, despite our net loss. This effective rate is due to certain state income taxes for fiscal 2013 that are not based on consolidated net income. We expect a negative 1.2% effective income tax rate for fiscal 2013. Additional information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.

Legal Loss Contingencies
We are subject to the possibility of various legal losses. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. As of November 2, 2013, we have accrued $0.2 million for loss contingencies in connection with the litigation matters discussed in Note 6, "Commitments and Contingencies," to the condensed consolidated financial statements included elsewhere in this report. Future developments may require us to adjust the amount of this accrual, which, if increased, could have a material adverse effect on our results of operations or financial condition.
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

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with the table below:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.3	80.8	72.4	76.0
Gross margin	22.7	19.2	27.6	24.0
Selling, general, and administrative expenses	30.3	32.8	28.5	30.1
Asset impairment	4.0	4.7	1.7	4.6
Operating loss	(11.6)	(18.3)	(2.6)	(10.7)
Interest expense, net	—	—	—	—
Loss before provision (benefit) for income taxes	(11.6)	(18.3)	(2.6)	(10.7)
Provision (benefit) for income taxes	0.1	(7.4)	0.1	(4.2)
Net loss	(11.7)%	(10.9)%	(2.7)%	(6.5)%
Thirteen Weeks Ended November 2, 2013, Compared to Thirteen Weeks Ended October 27, 2012
Net sales

	13 Weeks Ended November 2, 2013	Change From Prior Fiscal Period		13 Weeks Ended October 27, 2012
		($ in millions)
Net sales	$127.7	$(7.8)	(5.8)%	$135.5
Comparable store sales increase			0.8%
Net sales for the 13 weeks ended November 2, 2013 decreased primarily as a result of the following:

•	A decrease of $2.8 million due to the retail calendar shift, which replaced a higher volume August back to school week in fiscal 2012 with a lower volume late October week in fiscal 2013;

•	A decrease of 18.9%, or $1.7 million, in net sales for our e-commerce business compared to the prior year quarter, which is not a factor in calculating our comparable store sales; and

•	A decrease in number of stores open, from 553 stores as of October 27, 2012, to 530 stores as of November 2, 2013.
The comparable store sales increase during the 13 weeks ended November 2, 2013 was due to a 5.0% increase in comparable store average transactions, partially offset by a 4.1% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to a 5.0% decrease in the number of units purchased per customer, partially offset by a 0.6% increase in average unit retail prices.

Cost of sales

	13 Weeks Ended November 2, 2013	Change From Prior Fiscal Period		13 Weeks Ended October 27, 2012
		($ in millions)
Cost of sales	$98.7	$(10.8)	(9.8)%	$109.5
Percentage of net sales	77.3%		(350 bps)	80.8%
Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.
Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin of 350 basis points as a result of lower markdown rates in both the Wet Seal and Arden B divisions. The decline in cost of sales was additionally driven by a decline in sales, partially offset by a slight increase in occupancy costs as a result of higher new store pre-opening costs as compared to the prior year quarter.

Selling, general, and administrative expenses (SG&A)

	13 Weeks Ended November 2, 2013	Change From Prior Fiscal Period		13 Weeks Ended October 27, 2012
		($ in millions)
Selling, general, and administrative expenses	$38.7	$(5.7)	(12.8)%	$44.4
Percentage of net sales	30.3%		(250 bps)	32.8%
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
Selling expenses decreased $0.9 million from the prior year to $30.6 million. As a percentage of net sales, selling expenses were 24.0% of net sales, or 70 basis points higher than a year ago.
The following contributed to the current quarter decrease in selling expenses:

•	A $0.7 million decrease in store and field payroll costs due to fewer stores during the quarter;

•	A $0.1 million decrease in internet order fulfillment costs as a result of lower e-commerce transaction volume;

•	A $0.1 million decrease in merchandise delivery costs due to lower units shipped; and

•	A $0.1 million net decrease in other selling expenses.
The decreases in selling expenses were partially offset by the following increase:

•	A $0.1 million increase in store supplies.
General and administrative expenses decreased $4.8 million from the prior year quarter, to $8.1 million. As a percentage of net sales, general and administrative expenses were 6.3%, or 320 basis points lower than a year ago.
The following contributed to the current quarter decrease in general and administrative expenses:

•	A $2.1 million decrease in legal fees associated with various legal matters in the prior year quarter, including $1.0 million associated with employee-related matters;

•	A $2.1 million decrease in professional fees associated with the proxy solicitation in the prior year quarter;

•	A $0.5 million decrease in corporate incentive bonuses due to bonus expense reversals, as a result of declining operating performance;

•
A $0.4 million decrease in board of directors’ fees for a cash payment to our previous Chairman of the Board for additional services provided and for new directors added to the board in the prior year quarter;

•	A $0.2 million decrease in stock compensation due to employee performance share award expense reversals, as a result of declining operating performance;

•	A $0.1 million decrease in recruiting fees associated with recruiting fees for the open chief executive officer search in the prior year quarter; and

•	A $0.1 million decrease in severance costs resulting from the departure of the previous chief executive officer in the prior year quarter.
The decreases in general and administrative expenses were partially offset by the following increases:

•	A $0.3 million increase in corporate wages due to filled positions and an increase in the number of certain human resource positions;

•	A $0.2 million increase in computer maintenance costs;

•	A $0.1 million increase in insurance expenses; and

•	A $0.1 million net increase in other general and administrative expenses.

Asset impairment

	13 Weeks Ended November 2, 2013	Change From Prior Fiscal Period		13 Weeks Ended October 27, 2012
	($ in millions)
Asset impairment	$5.1	$(1.4)	(21.6)%	$6.5
Percentage of net sales	4.0%		(70 bps)	4.7%
Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended November 2, 2013, and October 27, 2012, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such stores' respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $5.1 million and $6.5 million, respectively.
Interest expense, net
We incurred interest expense, net, of less than $0.1 million during the 13 weeks ended November 2, 2013, and October 27, 2012, primarily from the amortization of deferred financing costs, partially offset by earnings from investments in cash and cash equivalents and short-term investments.
Provision (benefit) for income taxes

	13 Weeks Ended November 2, 2013	Change From Prior Fiscal Period		13 Weeks Ended October 27, 2012
		($ in millions)
Provision (benefit) for income taxes	$0.1	$10.1	100.5%	$(10.0)
Realization of our deferred income tax assets was deemed not to be more likely than not due to our three-year cumulative operating losses, and we established a valuation allowance against all of our deferred tax assets in the fourth quarter of fiscal 2012. Accordingly, we did not record a tax benefit for pretax losses during the 13 weeks ended November 2, 2013. We recognized a provision for income taxes that resulted in an effective tax rate of negative 0.3% during the 13 weeks ended November 2, 2013 for federal and state income taxes. This effective rate is due to certain state income taxes for fiscal 2013 that are not based on consolidated net income. We have net operating loss carryforwards (NOLs) available, subject to certain limitations, to offset our regular taxable income.

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
Wet Seal:

(In thousands, except percentages, sales per square foot and number of stores data)	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012
Net sales	$114,878	$117,892
Percentage of consolidated net sales	90%	87%
Comparable store sales percentage increase (decrease) compared to the prior year	1.7%	(13.5)%
Operating loss	$(4,575)	$(8,747)
Sales per square foot	$58	$59
Number of stores as of period end	471	472
Square footage as of period end	1,881	1,885
The net sales decrease was attributable to a decrease of $2.7 million due to the retail calendar shift, a $1.3 million decrease in net sales in our e-commerce business and a slight decrease in the number of stores compared to the prior year, partially offset by a comparable store sales increase. The comparable store sales increase during the 13 weeks ended November 2, 2013 was due to an increase of 5.7% in comparable store average transactions, partially offset by a 3.9% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to a 5.1% decrease in the number of units purchased per customer, partially offset by a 1.1% increase in average unit retail prices.
Wet Seal generated an operating loss of 4.0% of net sales during the 13 weeks ended November 2, 2013, compared to operating loss of 7.4% of net sales during the 13 weeks ended October 27, 2012. This decrease was due primarily to a decrease in asset impairment charges of $1.0 million during the 13 weeks ended November 2, 2013, compared to the 13 weeks ended October 27, 2012, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. Additionally, the decrease was attributable to an increase in merchandise margin as a result of lower markdown rates.
Arden B:

(In thousands, except percentages, sales per square foot and number of stores data)	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012
Net sales	$12,786	$17,645
Percentage of consolidated net sales	10%	13%
Comparable store sales percentage decrease compared to the prior year	(6.7)%	(13.8)%
Operating loss	$(2,427)	$(3,733)
Sales per square foot	$61	$63
Number of stores as of period end	59	81
Square footage as of period end	183	251
The net sales decrease was primarily attributable to a decrease in the number of stores compared to the prior year, a decrease of $0.1 million due to the retail calendar shift and a $0.4 million decrease in net sales in our e-commerce business. The comparable store sales decrease during the 13 weeks ended November 2, 2013, was due to a 5.3% decrease in comparable store average transactions and a 1.5% decrease in comparable store average dollar sales per transaction. The decrease in the comparable store average dollar sales per transaction resulted from a 3.9% decrease in units purchased per customer, partially offset by an increase of 2.8% in our average unit retail prices.
Arden B generated an operating loss of 19.0% of net sales during the 13 weeks ended November 2, 2013, compared to operating loss of 21.2% of net sales during the 13 weeks ended October 27, 2012. This decrease was due primarily to an increase in merchandise margin as a result of lower markdown rates and a decrease in occupancy costs due to a decrease in minimum rent due to the termination of certain high rent Arden B store leases late in fiscal 2012. Additionally, the decrease was attributable to a decrease in asset impairment charges of $0.4 million during the 13 weeks ended November 2, 2013, compared to the 13 weeks ended October 27, 2012, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.
Thirty-Nine Weeks Ended November 2, 2013, Compared to Thirty-Nine Weeks Ended October 27, 2012
Net sales

	39 Weeks Ended November 2, 2013	Change From Prior Fiscal Period		39 Weeks Ended October 27, 2012
		($ in millions)
Net sales	$405.4	$(13.3)	(3.2)%	$418.7
Comparable store sales increase			0.4%
Net sales for the 39 weeks ended November 2, 2013 decreased primarily as a result of the following:

•	A decrease of $1.4 million due to the retail calendar shift, which replaced a higher volume late January week in fiscal 2012 with a lower volume late October week in fiscal 2013;

•	A decrease in number of stores open, from 553 stores as of October 27, 2012, to 530 stores as of November 2, 2013; and

•	A decrease of 5.7%, or $1.4 million, in net sales for our e-commerce business compared to the prior year, which is not a factor in calculating our comparable store sales.
The comparable store sales increase during the 39 weeks ended November 2, 2013 was due to a 2.3% increase in comparable store average transactions, partially offset by a 1.8% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to a 2.7% decrease in the number of units purchased per customer, partially offset by a 0.7% increase in average unit retail prices.

Cost of sales

	39 Weeks Ended November 2, 2013	Change From Prior Fiscal Period		39 Weeks Ended October 27, 2012
		($ in millions)
Cost of sales	$293.5	$(24.8)	(7.8)%	$318.3
Percentage of net sales	72.4%		(360 bps)	76.0%
Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin of 270 basis points as a result of lower markdown rates in both the Wet Seal and Arden B divisions, as compared to the prior year, and a decrease in occupancy costs as a result of a decrease in depreciation for stores impaired in the prior year and a decrease in minimum rent related to the termination of certain expensive Arden B store leases in late fiscal 2012.

Selling, general, and administrative expenses (SG&A)

	39 Weeks Ended November 2, 2013	Change From Prior Fiscal Period		39 Weeks Ended October 27, 2012
		($ in millions)
Selling, general, and administrative expenses	$115.6	$(10.6)	(8.4)%	$126.2
Percentage of net sales	28.5%		(160 bps)	30.1%
Selling expenses decreased $2.9 million from the prior year to $91.3 million. As a percentage of net sales, selling expenses were 22.5%, or flat compared to the prior year.

The following contributed to the current year decrease in selling expenses:

•	A $2.1 million decrease in store and field payroll costs due to fewer stores in the current year;

•	A $0.4 million decrease in advertising and marketing expenditures due to less in-store signage and window banner costs in the current year;

•	A $0.4 million decrease in merchandise delivery costs due to lower units shipped and freight credit received;

•	A $0.3 million decrease in store supplies; and

•	A $0.1 million decrease in store and field travel and meeting expenses.
The decreases in selling expenses were partially offset by the following increases:

•	A $0.3 million increase in internet order fulfillment costs as a result of increased shipping and handling costs due to higher e-commerce transaction volume; and

•	A $0.1 million net increase in other selling expenses.
General and administrative expenses decreased $7.7 million from the prior year, to $24.3 million. As a percentage of net sales, general and administrative expenses were 6.0%, or 160 basis points lower than a year ago.
The following contributed to the current year decrease in general and administrative expenses:

•	A $3.5 million decrease in legal costs due to the recording of a $3.5 million benefit related to certain insurance recoveries;

•	A $2.1 million decrease in professional fees associated with the proxy solicitation in the prior year;

•	A $2.0 million decrease in severance costs resulting from the departure of the previous chief executive officer in the prior year;

•	A $1.0 million decrease in stock compensation due to higher executive stock compensation in the prior year for the previous chief executive officer and previous president and chief operating officer;

•
A $0.4 million decrease in board of directors’ fees for a cash payment to our previous Chairman of the Board for additional services provided and for new directors added to the board in the prior year; and

•	A $0.1 million decrease in recruiting fees primarily associated with the additional recruiting fees for the open chief executive officer search in the prior year.
The decreases in general and administrative expenses were partially offset by the following increases:

•	A $0.4 million decrease in miscellaneous income as the prior year included a refund from a factoring company for adjustments to prior years' payments to merchandise vendors;

•	A $0.3 million increase in computer maintenance costs;

•	A $0.2 million increase in consulting fees;

•	A $0.2 million increase in insurance expenses;

•	A $0.2 million net increase in other general and administrative expenses; and

•	A $0.1 million increase in travel and meeting expenses.

Asset impairment

	39 Weeks Ended November 2, 2013	Change From Prior Fiscal Period		39 Weeks Ended October 27, 2012
	($ in millions)
Asset impairment	$6.9	$(12.1)	(63.7)%	$19.0
Percentage of net sales	1.7%		(290 bps)	4.6%
Based on our quarterly assessments of the carrying value of long-lived assets, during the 39 weeks ended November 2, 2013, and October 27, 2012, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such stores' respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $6.9 million and $19.0 million, respectively.

Interest expense, net
We incurred interest expense, net, of less than $0.1 million during the 39 weeks ended November 2, 2013, and October 27, 2012, primarily from the amortization of deferred financing costs, partially offset by earnings from investments in cash and cash equivalents and short-term investments.
Provision (benefit) for income taxes

	39 Weeks Ended November 2, 2013	Change From Prior Fiscal Period		39 Weeks Ended October 27, 2012
		($ in millions)
Provision (benefit) for income taxes	$0.2	$17.6	100.9%	$(17.4)
Realization of our deferred income tax assets was deemed not to be more likely than not due to our three-year cumulative operating losses, and we established a valuation allowance against all of our deferred tax assets in the fourth quarter of fiscal 2012. Accordingly, we did not record a tax benefit for pretax losses during the 39 weeks ended November 2, 2013. We recognized a provision for income taxes that resulted in an effective tax rate of negative 1.4% during the 39 weeks ended November 2, 2013 for federal and state income taxes. This effective rate is due to certain state income taxes for fiscal 2013 that are not based on consolidated net income. We have net operating loss carryforwards (NOLs) available, subject to certain limitations, to offset our regular taxable income.
Segment Information
Wet Seal:

(In thousands, except percentages, sales per square foot and number of stores data)	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Net sales	$358,245	$357,806
Percentage of consolidated net sales	88%	85%
Comparable store sales percentage increase (decrease) compared to the prior year	0.6%	(10.5)%
Operating income (loss)	$13,928	$(8,003)
Sales per square foot	$183	$180
Number of stores as of period end	471	472
Square footage as of period end	1,881	1,885
The net sales increase was attributable to a comparable store sales increase, partially offset by a decrease of $1.2 million due to the retail calendar shift, a $0.8 million decrease in net sales in our e-commerce business and a slight decrease in the number of stores compared to the prior year. The comparable store sales increase during the 39 weeks ended November 2, 2013 was due to an increase of 2.4% in comparable store average transactions, partially offset by a 1.7% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to a 2.6% decrease in the number of units purchased per customer, partially offset by a 0.6% increase in average unit retail prices.
Wet Seal generated operating income of 3.9% of net sales during the 39 weeks ended November 2, 2013, compared to an operating loss of 2.2% of net sales during the 39 weeks ended October 27, 2012. This increase was due primarily to a decrease in asset impairment charges of $10.2 million during the 39 weeks ended November 2, 2013, compared to the 39 weeks ended October 27, 2012, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations. Additionally, the increase was attributable to the increase in merchandise margin as a result of lower markdown rates and a decrease in occupancy costs due to a reduction in store depreciation as a result of stores impaired in the prior year.

Arden B:

(In thousands, except percentages, sales per square foot and number of stores data)	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Net sales	$47,113	$60,937
Percentage of consolidated net sales	12%	15%
Comparable store sales percentage decrease compared to the prior year	(1.0)%	(12.2)%
Operating loss	$(1,380)	$(6,614)
Sales per square foot	$219	$214
Number of stores as of period end	59	81
Square footage as of period end	183	251
The net sales decrease was primarily attributable to a $0.2 million decrease due to the retail calendar shift, a decrease in the number of stores compared to the prior year and a $0.6 million decrease in net sales in our e-commerce business. The comparable store sales decrease during the 39 weeks ended November 2, 2013, was due to a 1.4% decrease in comparable store average dollar sales per transaction, partially offset by an increase of 0.3% in comparable store average transactions. Comparable store average dollar sales per transaction decreased mainly due to a 7.8% decrease in the number of units purchased per customer, partially offset by a 7.0% increase in average unit retail prices.
Arden B incurred an operating loss of 2.9% of net sales during the 39 weeks ended November 2, 2013, compared to operating loss of 10.9% of net sales during the 39 weeks ended October 27, 2012. This decrease was due primarily to an increase in merchandise margin as a result of lower markdown rates and a decrease in occupancy costs due to a decrease in depreciation for stores impaired since the prior year and a decrease in minimum rent due to the termination of certain high rent Arden B store leases late in fiscal 2012. Additionally, during the 39 weeks ended November 2, 2013 and October 27, 2012, operating loss included asset impairment charges of $0.8 million and $2.7 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.

Liquidity and Capital Resources
Cash Flows for the 39 Weeks Ended November 2, 2013

	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
	(In thousands)
Net cash used in operating activities	$(3,530)	$(13,792)
Net cash provided by (used in) investing activities	15,906	(16,775)
Net cash used in financing activities	(24,571)	(275)
Net decrease in cash and cash equivalents	(12,195)	(30,842)
Cash and cash equivalents, beginning of period	42,279	157,185
Cash and cash equivalents, end of period	$30,084	$126,343
For the 39 weeks ended November 2, 2013, cash used in operating activities was comprised of a net loss of $10.8 million, and net cash used in changes in other operating assets and liabilities of $11.3 million, partially offset by net non-cash charges, primarily depreciation and amortization, asset impairment, deferred income taxes, and stock-based compensation, of $18.6 million.
For the 39 weeks ended November 2, 2013, net cash provided by investing activities was comprised of $41.3 million of proceeds from maturity of investment securities, partially offset by $9.5 million of investment of cash from money market funds into short-term investments and $15.9 million of capital expenditures, primarily for the remodeling of existing Wet Seal stores upon lease renewals and/or store relocations and construction of new Wet Seal stores. Capital expenditures that remain unpaid as of November 2, 2013, have increased $2.0 million since the end of fiscal 2012. We expect to pay nearly all of the balance of such amounts during the remainder of fiscal 2013.
For the 39 weeks ended November 2, 2013, net cash used in financing activities was comprised primarily of $25.3 million used to repurchase 5,565,873 shares of our Class A common stock under a $25.0 million share repurchase program and 90,703 shares of our Class A common stock to satisfy employee withholding tax obligations, upon restricted stock vestings, slightly offset by $0.7 million of proceeds from the exercise of stock options.
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
At November 2, 2013, the amount outstanding under the Facility consisted of $2.0 million in open documentary letters of credit related to merchandise purchases and $1.7 million in outstanding standby letters of credit. At November 2, 2013, we had $31.3 million available for cash advances and/or for the issuance of additional letters of credit, and we were in compliance with all covenant requirements under the Facility.
We believe we will have sufficient cash and credit availability to meet our operating and capital requirements for at least the next 12 months.
The financial performance of our business is adversely affected during periods of declining consumers spending, tightened consumer credit and low consumer confidence in the United States. Increasing fuel prices and commodity costs may also cause a shift in consumer demand away from the retail clothing products that we offer. There are no guarantees that government or other initiatives will limit the duration or severity of the current economic challenges or stabilize factors that affect our sales and profitability. Continuing adverse economic trends could affect us more significantly than companies in other industries.
Capital Expenditures
We estimate that, in fiscal 2013, capital expenditures will be approximately $24.0 million to $25.0 million, of which approximately $15.0 million to $16.0 million is expected to be for the remodeling and/or relocation of existing Wet Seal stores upon lease renewals and the construction of new Wet Seal stores. We anticipate receiving approximately $2.0 million in tenant improvement allowances from landlords, resulting in net capital expenditures of approximately $22.0 million to $23.0 million.

Seasonality and Inflation
Our business is seasonal in nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending during September, historically accounting for a significant portion of our annual sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly less than 30% of our annual net sales.
We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience merchandise cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through fiscal 2011 and most of fiscal 2012, as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced, and increasing fuel costs. Although cotton prices have stabilized, the other sourcing cost pressures are expected to continue through fiscal 2013. The rising value of the currency in China relative to the U.S. dollar may also have an impact on future product costs. In response to the cost increases, we leverage our large vendor base to lower costs, are identifying new vendors and are assessing ongoing promotional strategies in efforts to maintain or improve upon historical merchandise margin levels. We cannot be certain that our business will not be affected by inflation in the future.
Off-Balance Sheet Arrangements
As of November 2, 2013, we are not a party to any off-balance sheet arrangements, except for operating lease and purchase obligations and other commitments, as referenced in our Form 10-K for the fiscal year ended February 2, 2013, under Note 6, “Commitments and Contingencies” and “Other Off-Balance Sheet Arrangements,” and as referenced in this Quarterly Report on Form 10-Q under Note 6, “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this report.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At November 2, 2013, no borrowings were outstanding under the Facility. At November 2, 2013, the weighted average interest rate on borrowings under the Facility would be 1.85%. Based upon a sensitivity analysis as of November 2, 2013, if we had average outstanding borrowings of $1.0 million during third quarter of fiscal 2013, a 50 basis point increase in interest rates would have had an immaterial impact for the third quarter of fiscal 2013.
As of November 2, 2013, we are not a party to any derivative financial instruments.
Foreign Currency Exchange Rate Risk
We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10.0% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of November 2, 2013, would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Item 4.        Controls and Procedures
Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 2, 2013.

Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended November 2, 2013, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1.        Legal Proceedings

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us from September 29, 2004 through the present. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs sought reimbursement for alleged uniform and business expenses, injunctive relief, restitution, civil penalties, interest, and attorney's fees and costs. On August 16, 2011, the court denied Plaintiffs' Motion for Class Certification. Plaintiffs appealed and, on October 12, 2012, the California Court of Appeals affirmed the lower court's ruling. On January 23, 2013, the California Supreme Court denied Plaintiffs' petition for review. On February 4, 2013, the Court of Appeals issued an order to send the case back to the trial court to proceed on behalf of only the three named plaintiffs and not as a class action. In October 2013, we entered into confidential settlement agreements that resolved the matter.

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

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted us motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted us motion to compel arbitration. Plaintiffs appealed, and on November 15, 2013, the Court of Appeals issued an order affirming the trail court's order compelling individual arbitration, but reversing the trail court's order compelling arbitration of Plaintiffs' Private Attorney General Act (PAGA) claims on an individual basis. We intend to appeal the decision to the California Supreme Court. In a concurrent proceeding, on July 18, 2012, we received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with us. Plaintiffs alleged that our arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against us. On September 20, 2012, the NLRB dismissed Plaintiffs' claims.

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

On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of our current and former African American retail store employees. We were named as a defendant. The complaint alleged various violations under 42 U.S.C. § 1981, including allegations that we engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs also alleged retaliation. Plaintiffs also sought reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys' fees, and interest. On May 8, 2013, we filed papers memorializing an amicable resolution to the case pending final court approval. The Settlement Agreement provides for a cash payment of $7.5 million and also includes programmatic relief under which we agree to post open positions, implement new selection criteria and interview protocols, revamp our annual performance reviews and compensation structure, add regional human resources directors, implement more diversity and inclusion communications and training for field and corporate office employees, and enhance our investigations training and processes. We have also reflected our commitment to use diverse models in our marketing and to partnerships with organizations dedicated to the advancement and well-being of African Americans and other diverse groups. On June 12, 2013, the court granted preliminary approval of the settlement and in June 2013 we issued payment to the settlement administrator for $7.5 million. The final approval hearing was held on November 18, 2013 and a decision is currently pending.

As of November 2, 2013, we have accrued $0.2 million for loss contingencies in connection with the litigation matters enumerated above, and certain other legal matters, which is included in accounts payable - other on the condensed consolidated balance sheet. Some of these contingency matters include or may include insurance recovery. We are vigorously defending the pending matters and will continue to evaluate our potential exposure and estimated costs as these matters progress. Future developments may require us to adjust the amount of this accrual, which, if increased, could have a material effect on our results of operations or financial condition.

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

Item 1A.    Risk Factors
There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 4, 2013 to August 31, 2013	31,306	$3.86	—	$—
September 1, 2013 to October 5, 2013	981	$3.65	—	$—
October 6, 2013 to November 2, 2013	—	$—	—	$—

During the third quarter of fiscal 2013, we tendered 32,287 shares of our Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations, for a total cost of approximately $0.1 million.

Item 3.         Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.         Mine Safety Disclosures
None.

Item 5.         Other Information
None.

Item 6.         Exhibits

31.1	Certification filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101+	Interactive data files (furnished electronically herewith pursuant to Rule 406T of Regulation S-T).

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

THE WET SEAL, INC.
(REGISTRANT)
December 4, 2013	By:	/s/ John D. Goodman
John D. Goodman
Chief Executive Officer
December 4, 2013	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer