Form 10-K
period 2014-02-01
WET SEAL INC
filed 2014-03-27
CIK 863456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35634
THE WET SEAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0415940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26972 Burbank, Foothill Ranch, CA	92610
(Address of principal executive offices)	(Zip Code)
(949) 699-3900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.10 par value per share	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by nonaffiliates of the registrant as of August 3, 2013 was approximately $364,430,000 based on the closing sale price of $4.37 per share as reported on the NASDAQ Global Select Market on August 2, 2013.
The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at March 21, 2014, was 84,661,917. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at March 21, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of this Annual Report incorporates information by reference to the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of February 1, 2014.

THE WET SEAL, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended February 1, 2014

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
All references to “we,” “our,” “us” and “our company” in this Annual Report mean The Wet Seal, Inc. and its wholly owned subsidiaries. All references in this Annual Report to "fiscal 2015," “fiscal 2014,” “fiscal 2013,” “fiscal 2012,” “fiscal 2011,” “fiscal 2010,” “fiscal 2009,” "fiscal 2008," and "fiscal 2007" mean the fiscal years ending January 30, 2016 and January 31, 2015, and the fiscal years ended February 1, 2014, February 2, 2013, January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009, and February 2, 2008, respectively.
Available Information
Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports and the proxy statement for our annual meeting of stockholders are made available, free of charge, on our corporate web site, www.wetsealinc.com, as soon as reasonably practicable after such reports have been electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. Our Code of Business Ethics and Conduct and our Code of Ethics For Senior Financial Officers are also located within the Corporate Information section of our corporate web site. These documents are also available in print to any stockholder who requests a copy from our Investor Relations department. The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Members of the general public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, these materials may be obtained at the web site maintained by the SEC at www.sec.gov. The content of our web sites (www.wetsealinc.com, www.wetseal.com, and www.ardenb.com) is not intended to be incorporated by reference in this Annual Report.
General
Incorporated in the State of Delaware in 1990, we are a national multi-channel specialty retailer selling fashion apparel and accessory items designed for female customers aged 13 to 34 years old through our stores and e-commerce websites. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” As of February 1, 2014, we had 532 retail stores in 47 states and Puerto Rico. Of the 532 stores, there were 475 Wet Seal stores and 57 Arden B stores.
The names “Wet Seal” and “Arden B” (which are registered in the retail store services and other classes) are trademarks and service marks of our company. Each trademark, trade name, or service mark of any other company appearing in this Annual Report belongs to its respective owner.

Business Segments
We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” Although the two operating segments have many similarities in their products, production processes, distribution methods, and regulatory environments, there are differences in most of these areas and distinct differences in their economic characteristics. As a result, we consider these segments to be two distinct reportable segments.
Wet Seal. Wet Seal is a junior apparel brand for girls who seek fashion apparel and accessories at affordable prices, with a target customer age range of 13 to 23 years old. Wet Seal seeks to provide its customer base with a balance of trend right and fashion basic apparel and accessories that are budget-friendly.
Arden B. Arden B is a fashion brand at affordable prices for the contemporary woman. Arden B targets customers aged 24 to 34 years old and seeks to deliver differentiated contemporary fashion, dresses, sportswear separates and accessories for many occasions of the customers’ lifestyles.
We maintain a Web-based store located at www.wetseal.com, offering Wet Seal merchandise comparable to that carried in our stores. We also maintain a Web-based store located at www.ardenb.com, offering Arden B merchandise comparable to that carried in our stores. Our e-commerce stores are designed to serve as an extension of the in-store experience and offer an expanded selection of merchandise, with the goal of growing both e-commerce and in-store sales. We continue to develop our Wet Seal and Arden B websites to increase their effectiveness in marketing our brands. We do not consider our Web-based business to be a distinct reportable segment. The Wet Seal and Arden B reportable segments include, in addition to data from their respective stores, data from their respective e-commerce operations.
See Note 13 - "Segment Reporting," to the consolidated financial statements included in this Annual Report for financial information regarding segment reporting, which information is incorporated herein by reference.
Our Stores
Wet Seal stores average approximately 4,000 square feet in size and in fiscal 2013 had average sales per square foot of $236. As of February 1, 2014, we operated 475 Wet Seal stores. Arden B stores average approximately 3,100 square feet in size and in fiscal 2013 had average sales per square foot of $284. As of February 1, 2014, we operated 57 Arden B stores.
During fiscal 2013, we opened 26 and closed 19 Wet Seal stores and closed 5 Arden B stores.
As part of our efforts to turn around the Wet Seal business, more fully described below under “Business Turnaround Strategy,” we currently plan to open 10 new Wet Seal stores in fiscal 2014, primarily to replace the approximately 17 stores that will be closing upon lease expiration during the year, with openings primarily in outlet and off-mall centers, in which we have experienced relatively strong sales productivity and profitability. We currently plan to close approximately 13 Arden B stores in fiscal 2014 upon lease expiration as we focus our efforts on improving merchandising and marketing strategies in that business. We have approximately 62 existing Wet Seal store leases scheduled to expire in fiscal 2014. Among these, approximately 45 expire in the last few days of fiscal 2014, and we expect to remodel or relocate a portion of these Wet Seal stores during fiscal 2015. For the remaining expiring leases, we expect to negotiate new leases that will allow us to remain in all but a small number of these Wet Seal locations.
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
Competitive Strengths
Experienced Management Team. We believe our Chief Executive Officer, Mr. John D. Goodman, and other key members of our management team have the requisite experience and knowledge in the fast fashion retail apparel sector, which will be instrumental in managing our company in the highly competitive fast fashion market and driving our company through our business turnaround, more fully described below under “Business Turnaround Strategy,” and preparing for growth. Mr. Goodman joined our company in January 2013. Prior to joining us he held executive leadership roles at Charlotte Russe, Gap Inc., Levi Strauss & Co. and Bloomingdale's, and most recently served as the Executive Vice president and Chief Apparel and Home Officer at Sears

Holdings. Our Chief Financial Officer, Mr. Steven H. Benrubi, served as our corporate controller for over two years prior to his appointment as Executive Vice President and Chief Financial Officer in September 2007.
Ms. Lesli Gilbert joined our Company as Executive Vice President, Store Operations in June 2013. Prior to joining us, she held various general management positions with responsibility for leading sales, marketing, training and customer service with T-Mobile US, Inc. and Gap Inc., and most recently served as Senior Vice President of Stores at Talbots, Inc.
Mses. Kim Bajrech and Debbie Shinn, our Senior Vice President - General Merchandise Managers for the Wet Seal division, joined us in July 2009 as Vice Presidents, and were promoted to Senior Vice Presidents in March 2013. Both have a strong knowledge of fast fashion and a proven history of operating that model successfully at our company.
Ms. Tamara Chamberlain, our Vice President - General Merchandise Manager for the Arden B division, joined us in April 2013. Prior to joining us, she held various merchandising leadership roles, having most recently served as General Merchandise Manager for contemporary women's retailer bebe stores, Inc.
Merchandising Models at Wet Seal and Arden B are Focused on Fashion at Affordable Prices, Speed and Flexibility. At Wet Seal, we have developed considerable expertise in identifying, sourcing and selling a broad assortment of fast fashion apparel and accessories at competitive prices for our customers. At Arden B we continue to focus on offering unique fashion apparel and accessories for our young contemporary customers and have shifted the merchandising model over recent years to be quicker and more flexible. Additionally, Arden B has become a preferred destination for dresses and other social occasion fashion needs for our customers. Our buyers work closely with senior management to evaluate the optimal merchandise assortments and promotion and pricing strategies. A significant portion of our merchandise is sourced domestically or from domestic importers. This sourcing strategy is intended to enable us to ship new merchandise to stores with a high frequency and to react quickly to changing fashion trends. We also frequently promote and take regular markdowns with the objective of ensuring the rapid sale of slow-moving inventory.
Financial Position. In recent years, we have maintained strong levels of cash, cash equivalents and investments, extinguished our debt and repurchased a significant number of shares of our Class A common stock. In fiscal 2013, 2012, 2011, 2010, and 2009, we repurchased 5.7 million, 0.2 million, 12.3 million, 2.3 million, and 2.0 million shares of our Class A common stock for $25.4 million, $0.6 million, $54.5 million, $8.2 million, and $7.3 million, respectively, under share repurchase programs and through tendering employee shares upon restricted share vesting for tax obligations. As of February 1, 2014, our cash, cash equivalents and investments were $46.2 million, we had no bank debt, and our stockholders’ equity was $67.3 million. As more fully described in Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources herein, on March 26, 2014, we consummated the sale of $27 million of convertible notes as well as warrants to purchase up to 8.8 million shares of our Class A common stock in a private placement to a single institutional investor with net proceeds of approximately $25 million to us thereby further strengthening our cash position. We believe our balance sheet provides us with the flexibility to execute on our business turnaround, more fully described below under “Business Turnaround Strategy,” and pursue our current strategic initiatives and long-term growth plans.
Business Turnaround Strategy
Beginning in the third quarter of fiscal 2011, we began to experience material erosion in the financial performance of our business, driven primarily by comparable store sales declines and, eventually, merchandise margin declines, at Wet Seal and Arden B. Due to unsuccessful shifts in merchandising and marketing strategies, our company incurred a quarterly net loss in the second quarter of fiscal 2012, its first loss since fiscal 2007. This was followed by more significant net losses in each subsequent quarter of fiscal 2012.
In an effort to restore our prior fast fashion model and positive financial performance, we terminated the employment of our former chief executive officer in July 2012 and commenced a search for a new chief executive officer, which led to the hire of Mr. Goodman in January 2013. Under the direction of Mr. Goodman, we quickly refocused on Wet Seal's core mid-teen target customer, re-established a fast fashion merchandising practice at Wet Seal and created a more engaging shopping experience through in-store collateral and visual presentation. These efforts led to improved comparable store sales and merchandise margin trends and net income in each of the first two quarters of fiscal 2013.
In late August 2013, however, during the latter portion of the back-to-school selling season, we again began to experience weakening comparable store sales and merchandise margin trends, which continued to intensify through the remainder of the fiscal year and have continued into the early weeks of fiscal 2014. We attribute the declining performance trend to a number of factors, including softness in mall traffic, an intense promotional environment throughout the specialty retail apparel segment, weakness in certain of our merchandise trends and in fast fashion merchandise in general, and challenging economic conditions, especially for our middle and lower-middle income target customers. These factors contributed to merchandise margin pressure throughout the second half of fiscal 2013 and to comparable store sales declines beginning in the fourth quarter of fiscal 2013. As a result, we incurred significant operating and net losses in the third and fourth quarters of fiscal 2013 and are projecting significant operating and net losses in the first quarter of fiscal 2014.
Through a strategic review of our business in late fiscal 2013, we have identified several strategies designed to turnaround our recent business trends, drive sales productivity and merchandise margin, and grow our business over the long-term. The key objectives of our plan are to improve Wet Seal and Arden B store performance, drive significant multi-year growth of our e-commerce business, rebalance our store base to include a greater mix of outlet center and off-mall locations, and expand our Wet Seal plus-size business. In order to successfully execute these strategies, we will:
Improve Marketing to Strengthen Customer Engagement and Focus. During fiscal 2013, in order to regain our focus and strengthen our engagement with our core customer in both the Wet Seal and Arden B divisions, we began planning and implementing social media strategies and developing brand partnerships and pop culture/celebrity tie-ins that resonate with our core customers and serve as marketing vehicles for our stores.  We began to re-direct our marketing investments at both Wet Seal and Arden B in fiscal 2013 to more effectively focus on driving store and e-commerce traffic and conversion and to re-establish and strengthen our brands with our customers. We also began to identify other methods, including customer focus groups and ongoing panels, to allow us to achieve frequent interaction with our customers in both divisions in order to gain insight into their fashion needs and lifestyles so that we can better align our organizational goals and marketing efforts with them.  In November 2013, we implemented a new e-commerce platform with state-of-the-art marketing and mobile commerce capabilities and immediately activated many of its features.  In early fiscal 2014, we will complete implementation and begin to fully utilize these additional tools to support our marketing strategies. We also believe we have an opportunity to improve our direct marketing programs and in-store visual merchandising. We began many of these initiatives in fiscal 2013 and will continue to further develop and refine them in fiscal 2014.
Re-establish and Strengthen our Brands. Through intensified customer engagement and interaction, we will be better informed on how customers perceive our brands and will react with initiatives to re-establish and strengthen customer perception of our brands in both of our divisions. During fiscal 2013, we began first to re-focus on offering trend right apparel and accessories that meet our customers' fashion needs. Concurrently, we began to focus on improving how we communicate with our customers, both in our stores and through e-commerce, through "playfully disruptive" lease-line marketing, improved visual merchandising, and targeted social media outreach, as well as through empowering our employees by providing the information and training necessary to better understand and engage our customers. Through these efforts, we believe we can regain our customers' attention and confidence in our brands.
Improve Merchandise Margin. We intend to improve merchandise margin by focusing on growing key categories that are more profitable, and maintaining test and re-order programs for portions of our fashion assortments. In our e-commerce channel and historically high sales volume stores, we also intend to broaden our assortments to offer more fashion variety and minimize category risks. We will also provide our merchants with more flexibility to shift inventory into trending key items irrespective of concurrent trend presentations. We also plan to enhance our pricing and promotional strategies to present competitively compelling promotions that yield improved profitability. Additionally, we will continue to aggressively manage inventory, improve our sourcing processes and rationalize and strengthen our sourcing base.
Improve Store Operations and Develop a Selling Culture. We are improving customer service and strengthening customer engagement through the internal development of more precise labor scheduling tools to allow our store associates to focus more on our customers with the goal of increasing store productivity and driving comparable store sales growth. We intend to increase store productivity and efficiency through streamlined operational tasks and reduced non-selling activities, and by providing our store associates with the key performance metrics needed to manage and build their business. We also will perform more detailed analysis and monitoring to identify improvement opportunities for underperforming stores. In addition, we intend to improve our employee selling skills through stronger partnerships with the merchandising organization, as well as new e-learning training and development programs.
Conservatively shift Wet Seal Store Base and Re-Position for Future Growth. We plan to open 10 new Wet Seal stores in fiscal 2014 primarily to replace the approximately 17 stores that will be closing upon lease expiration during the year, with openings primarily in outlet and off-mall centers, which typically operate at higher productivity and profitability levels. Additionally, during fiscal 2014 we plan to remodel or relocate approximately 20 Wet Seal stores upon lease renewals. As we open new Wet Seal stores, or remodel our existing Wet Seal stores, in fiscal 2014, we intend to take advantage of favorable store construction costs for outlet and off-mall centers and utilize elements of a refreshed store design that was developed in fiscal 2013. Prospectively, we intend to further refine our real estate strategy to focus on market-by-market growth targets and identify locations within those markets that best align with our core customer and brands. We believe these efforts should position Wet Seal for net store growth beyond fiscal 2014.
Realize Comparable Store Sales Growth Opportunity. We are focused on regaining sales productivity lost through our comparable stores sales declines experienced in fiscal 2013 and prior years for the reasons noted above. Sales productivity at both Wet Seal and Arden B remains below historical peaks. In fiscal 2014, we will seek to achieve comparable store sales improvement by implementing the strategies described herein, which, among other things, include strengthening customer engagement and focus, re-establishing and strengthening our brands, improving merchandising, promotional and marketing practices, offering broader merchandise assortments and exploiting key merchandise category opportunities.

Expand our E-commerce Business.  We believe aggressive, multi-year e-commerce sales growth will be a critical factor in driving the long-term success of our brands. In fiscal 2013, we generated 6% of our total sales through e-commerce. Our goal is to grow this to 10% by fiscal 2014 year end, and to increase the sales contribution from e-commerce significantly beyond that over the next several years. We have a highly efficient in-house e-commerce sales fulfillment center within our Foothill Ranch, California distribution center, with the capacity to support significantly higher sales volumes. Given this capability and lack of store payroll and occupancy costs, our e-commerce business generates operating margins that are higher than those generated from our stores. In addition, our customers increasingly use our e-commerce sites and social media as primary touch points to our brands, making this channel a critical marketing vehicle for Wet Seal and Arden B. In November 2013, we implemented a new e-commerce platform at both Wet Seal and Arden B, which enhanced our online merchandising and mobile commerce capabilities. In addition to the new e-commerce platform, we have invested in additional team members in the areas of web analytics, social media outreach, creative content, and e-commerce merchandise planning, and will continue to invest in these areas to further build the e-commerce sales and marketing channel.
Expand our Wet Seal Plus Business. In fiscal 2013 we made the strategic decision to establish a presence in the plus size market to serve what we believe is a rapidly growing segment in the junior fashion retail space. In our Wet Seal division, we re-introduced plus-size merchandise in our e-commerce channel and established store-in-store plus-size departments in 36 of our stores. We also opened our first stand-alone Wet Seal Plus store to positive customer response, and will continue to test such venues through opening a small number of additional stand-alone locations in fiscal 2014. In addition, we added a dedicated Wet Seal Plus section to our web site in fiscal 2013.
Improve Arden B Business. Beginning in fiscal 2008, we significantly reduced the size and cost of the Arden B merchandising organization, refined the product development and sourcing processes to include more partnering with merchandise suppliers, and adjusted our merchandise mix and pricing and promotional strategies. The changes to the pricing and promotional strategies at Arden B included significant reductions in price points across all categories. In response to these changes, Arden B experienced positive comparable store sales results and improved merchandise margins in fiscal 2009, and intermittent improvement in fiscal 2010 and early fiscal 2011, and then saw a decline in the business in latter fiscal 2011 that continued in fiscal 2012. Fiscal 2013 saw improved comparable store sales results in the first half of the year and improved merchandise margin throughout the year, although the business again experienced significant comparable store sales declines in the second half of fiscal 2013, primarily reflecting soft mall traffic, a highly promotional retail environment and lean inventory levels entering the fourth quarter. We closed 5 Arden B stores in fiscal 2013, and we plan to close approximately 13 additional Arden B stores in fiscal 2014 as we focus on improving our merchandising and marketing strategies in that brand. We believe Arden B has an opportunity to generate more consistent financial performance. We aim to return to positive sales trends and drive profitability improvement at Arden B by better leveraging our distinctive positioning in dresses into other product categories, maintaining our value-pricing strategy, and continually improving the in-store customer experience.
Continue to Manage Business Conservatively in the Near Term Through our Turnaround. We have taken a number of strategic actions intended to increase our financial strength during our turnaround and to establish a platform for future growth when we have stabilized the business. In concert with our turnaround efforts, our near term goals include preserving our liquidity, improving existing sales trends, re-positioning our Wet Seal store base with an emphasis on channels that have proven to generate strong sales productivity and profitably, pursuing capital expenditure investments that are accretive or provide efficiencies to the business and maintaining lean and more productive inventory levels. Additionally, we intend to continue to identify opportunities to further leverage our planning and allocation and merchandising systems and our distribution center sorter system, and plan to continue to closely monitor inventory positions during fiscal 2014, while seeking to have the appropriate inventory mix and levels in new trend opportunities.
Buying
Our buying teams are responsible for quickly identifying evolving fashion trends and developing themes to guide our merchandising strategy. Each retail division has its own buying team. The merchandising teams for each division develop fashion themes and strategies by identifying trends and assessing how they best apply to our target customer, shopping appropriate domestic and international markets, using fashion services, and gathering references from industry publications. The buying teams work closely with vendors to use colors, materials, and designs that create images consistent with the themes for our product offerings.
Since fiscal 2004 for our Wet Seal division, and beginning in fiscal 2008 for our Arden B division, the majority of our merchandise is designed externally. This allows us more flexibility to respond to the changing fashion trends of our target customers, to buy in smaller lots, and to reduce sourcing lead times. See also “Allocation and Distribution of Merchandise” below.
Marketing, Advertising, and Promotion
We believe that our brands are among our most important assets. Our ability to successfully increase brand awareness is dependent upon our ability to address the changing needs and priorities of each brand’s target customers. To that end, we focus many of our marketing efforts to better understand our customers and their needs and ensure we align our brand messages in our marketing, and the channels through which we deliver these messages, to our target customers. We will also continue our emphasis on visual merchandising in our stores and e-commerce sites, and in our direct marketing. As discussed further in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements included elsewhere in this Annual Report, we also offer customer loyalty programs in both of our brands. At Wet Seal, we offer a frequent buyer program in order to build loyalty to the brand, increase the frequency of visits, promote multiple item purchases, and gain direct access to the customer. At Arden B, we offer a loyalty program, “B Rewarded,” designed for the same purposes as those of our Wet Seal division. We intend to implement marketing strategies to build upon the past successes of these loyalty programs, synergize these programs with our e-commerce customer relationship management efforts, and ensure they align with our brands for each division. We also plan to more aggressively pursue customer acquisitions and, since as noted above, our customers increasingly use our e-commerce sites and social media as primary touch points to our brands, to increase our use of e-commerce marketing to drive increased store traffic.
During fiscal 2013, 2012, and 2011, we spent 0.9%, 1.0%, and 0.8%, respectively, of net sales on advertising. In fiscal 2013, our primary marketing focus was on visual merchandising, including in-store promotion programs and events, and on e-commerce. We expect to increase marketing and advertising spending modestly in fiscal 2014, and re-direct spend toward e-commerce marketing initiatives in support of our business strategies.
Sourcing and Vendor Relationships
We purchase our merchandise primarily from domestic vendors, comprised mostly of domestic importers who source merchandise from factories in foreign countries. For fiscal 2013, we directly imported approximately 14% of our retail merchandising receipts from foreign vendors. Although in fiscal 2013 no single vendor provided more than 10% of our merchandise, management believes we are one of the largest customers of many of our smaller vendors. Quality control is monitored and merchandise is inspected upon arrival at our Foothill Ranch, California facility.
We do not maintain any significant long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier, and there are many vendors who could supply our merchandise.
Allocation and Distribution of Merchandise
Our merchandising strategies depend heavily on maintaining a regular flow of fashionable merchandise into our stores. Successful execution depends largely on our integrated buying, planning, allocation, and distribution functions. By working closely with store operations management and merchandise buyers, our teams of planners and allocators manage inventory levels and coordinate allocation of merchandise to each of our stores and the e-commerce channel based on sales volume and store size, demographics, climate, and other factors that may influence an individual store’s product mix. We utilize merchandise planning software that assists us in streamlining the planning process. We also utilize size optimization software to support allocation of sizes to better align with each store’s needs.
All merchandise is received from vendors at our Foothill Ranch, California distribution center, where items are inspected and prepared for shipping to our stores. We ship merchandise to our stores by common carrier. Consistent with our goal of maintaining a regular flow of our product offerings, we frequently ship new merchandise to stores, and timely promotions are executed and markdowns are taken regularly to ensure acceptable rates of sale of slow-moving inventory. Marked-down merchandise that remains unsold is either sent to select stores for deep discounting and sale, sent to our e-commerce sites for sale, sold to an outside clearance company, or given to charity. The fulfillment process and distribution of merchandise for our e-commerce business is performed at our Foothill Ranch, California distribution center.
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
In fiscal 2009, in order to further improve gross margin through the use of technology, we completed implementation of SAS® Size Optimization systems for our Wet Seal business. In fiscal 2010, to maximize the benefits of size optimization, we completed installation of a distribution center automated sorter system to allow automated picking of customized size ranges for each store. A major upgrade to the Oracle® Retail Merchandising system began in fiscal 2010 and was completed in early fiscal 2011. Additionally, several enhancements and upgrades were completed in fiscal 2011 to the point-of-sale systems to create more efficiency within the store environment. In fiscal 2012, we completed several upgrades which included store routers, Cisco® Equipment purchases and installation of a new storage area network from NetApp®.
In fiscal 2013, we upgraded our e-commerce platform to Demandware® to provide a better shopping experience for our online customers, including significantly improving the ability to shop via mobile and tablet devices, and to improve our digital marketing capabilities. Additionally, we rolled out iPad Mini® tablets to all store locations and field District Directors.  The iPad® Mini tablet will improve mobility of field employees and allow better access to HR Systems, an Employee Portal and Inventory Management Applications in the store.
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
We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through fiscal 2012 as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced by our vendors, and increasing fuel costs. Costs for merchandise sourced in China have stabilized and we did not experience material cost increases in fiscal 2013. However, the value of China's currency relative to the dollar has risen steadily since 2010. The continued rising value of the currency in China relative to the U.S. dollar may have an adverse impact on future product costs. When we do incur cost increases, we leverage our large vendor base to lower costs where possible and we identify new vendors and assess ongoing promotional strategies in efforts to maintain or improve upon historical merchandise margin levels. We cannot be certain that our business will not be affected by inflation in the future.

Trademarks
We own numerous trademarks, several of which are important to our business. Our primary and most significant trademarks and service marks are WET SEAL and ARDEN B, which are registered in the United States Patent and Trademark Office. We also have registered, or have applications pending for, a number of other trademarks including, but not limited to, B. REWARDED, BLINK by WET SEAL, BLUE ASPHALT, BUTTERFLY DESIGN, CHIC BOUTIQUE, CONTEMPO CASUALS, ENR EVOLUTION NOT REVOLUTION, FASHION INSIDER, FASHION RIGHT.ALL DAY ALL NIGHT., FIT IN. STAND OUT., iRUNWAY, LOVE THE TREND-HATE TO SPEND, LIFE'S A BLUR.FOCUS ON FASHION, ROCK THESE BLUES, CLUB BY ARDEN B, DUSK TO DAWN, DAWN TO DUSK, WET SEAL +, URBAN VIBE, AND + PLUS. Additionally, we have registered, or have pending applications for the following international trademarks including but not limited to, WET SEAL, BLUE ASPHALT, THE WET SEAL, URBAN VIBE, ARDEN B, and CONTEMPO CASUALS. In general, the registrations for these trademarks and service marks are renewable indefinitely as long as the marks are used as required under applicable regulations. We are not aware of any significant adverse claims or infringement actions relating to our trademarks or service marks.
Competition
The women’s retail apparel industry is highly competitive, with fashion, quality, price, location, and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores, and other apparel retailers, including Abercrombie & Fitch, Aeropostale, American Eagle, Anthropologie, Banana Republic, BCBG, bebe, Body Central, Charlotte Russe, Express, Forever 21, Gap, Guess?, H&M, Nordstrom, Old Navy, Pacific Sunwear, rue21, Target, Urban Outfitters, Zara, and other regional retailers. Many of our competitors are large national chains that have substantially greater financial, marketing, and other resources than we do. While we believe we compete effectively for favorable site locations and lease terms, competition for prime locations within malls and outlet and power centers is intense, and we cannot ensure that we will be able to obtain new locations on terms favorable to us, if at all.
Customers
Our company’s business is not dependent upon a single customer or small group of customers.
Environmental Matters
We are not aware of any federal, state, or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect on our operations of possible future environmental legislation or regulations. During fiscal 2013, we did not make any material capital expenditures for environmental control facilities and no such material expenditures are anticipated for fiscal 2014.
Government Regulation
We are subject to various federal, state, and local laws affecting our business, including those relating to advertising, consumer protection, privacy, health care, tax, environmental and zoning and occupancy. Each of our company’s stores must comply with licensing and regulation by a number of governmental authorities in jurisdictions in which the store is located. To date, our company has not been significantly affected by any difficulty, delay, or failure to obtain required licenses or approvals.
We are also subject to federal and state laws governing such matters as employment and pay practices, overtime, and working conditions. The bulk of our company's employees are paid on an hourly basis at rates related to the federal and state minimum wages. In the past, we have been assessed penalties or paid settlements to gain dismissal of lawsuits for noncompliance with certain of these laws, and future noncompliance could result in a material adverse effect on our company's operations. In September 2008, May 2011, and October 2011, we were served with class action complaints alleging violations under certain State of California labor laws and on April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by us against our employees.
In October 2013, we entered into a confidential settlement agreement with individual plaintiffs who were part of the September 2008 class action complaint. That matter has now been resolved. In November 2013, the Court of Appeals issued an order compelling arbitration for Plaintiffs’ individual claims but held that the Private Attorney General Action claim must be brought by a representative action for the class action filed in May 2011. That case is still pending and has been remitted to the Superior Court. On November 14, 2012, we reached resolution with the EEOC and several of the individual complainants that concludes the EEOC's investigation. Claimants with whom we did not enter into a settlement had an opportunity to bring a private lawsuit within ninety days from the date they received their November 26, 2012 right-to-sue notice from the EEOC, however, that time period was tolled for those individuals who were putative class members in a race discrimination class action filed on July 12, 2012 in the United States District Court for the Central District of California with respect to any race discrimination claims they had that were within the scope of the putative class action. That class action was resolved in December 2013 for $7.5 million and the right-to-sue period has since expired for any claimants who originally filed a claim with the EEOC that was not originally resolved through the company’s November 2012 settlement.
We continue to monitor our facilities for compliance with the Americans with Disabilities Act, or the ADA, in order to conform to its requirements. Under the ADA, we could be required to expend funds to modify stores to better provide service to, or make reasonable accommodation for the employment of, disabled persons. We believe that expenditures, if required, would not have a material adverse effect on our operations.
Employees
As of February 1, 2014, we had 7,413 employees, consisting of 1,698 full-time employees and 5,715 part-time employees. Full-time personnel consisted of 657 salaried employees and 1,041 hourly employees. All part-time personnel are hourly employees. Of all employees, 7,120 were sales personnel and 293 were administrative and distribution center personnel. Personnel at all levels of store operations are provided various opportunities for cash and/or other incentives based upon various individual store sales and other performance targets. All of our employees are nonunion and, in management’s opinion, are paid competitively at levels consistent with the industry. We believe that our relationship with our employees is good.
Item 1A. Risk Factors
Risks Related to our Business
General economic conditions, perceptions of such conditions by our customers and the impact on consumer confidence and consumer spending have adversely impacted our results of operations and may continue to do so.
Our performance is subject to general economic conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high tax rates and high fuel prices and their impact on levels of consumer confidence and consumer spending. Consumer purchases of discretionary items, including our merchandise, often decline during periods when disposable income is adversely affected or there is economic uncertainty. As a result of increases in payroll taxes and high fuel costs, as well as the continued elevated rate of unemployment, particularly in the teen sector, disposable income has decreased, which has adversely impacted demand for our merchandise and may continue to do so. In addition, continued difficult economic conditions may impact many facets of our operations, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations to us. If pressures on disposable income and poor economic conditions in the U.S. and world economic markets continue, or if they deteriorate further, our business, financial condition, and results of operations may be adversely affected.
We are implementing a change in business strategy and there is no assurance that we will be successful in implementing this strategy.
As further discussed under Item 1. Business, we have begun to implement a business turnaround strategy the key objectives of which are to improve Wet Seal and Arden B store performance, drive significant multi-year growth of our e-commerce business, rebalance our store base to include a greater mix of outlet center and off-mall locations, and expand our Wet Seal plus-size business. There is no assurance that we will be able to successfully implement our plans. If we are unable to achieve any or all of the key objectives of our business strategy, our financial condition and results of operations will be adversely affected.
We may continue to experience declines in comparable store sales in our Wet Seal division, and there can be no guarantee that the strategic initiatives we are implementing to improve our results will be successful.
During fiscal 2012 and fiscal 2013 our comparable store sales declined by 10.1% and 3.6%, respectively, and we experienced weak operating results in our Wet seal division. We have taken steps to improve to our core expertise of fast fashion merchandising, which long supported past historical results in the Wet Seal division. However, there can be no assurance that our financial results will improve and, if they do, there can be no guarantee as to the timing, duration or significance of such improvement.

We have experienced poor comparable store sales and operating results and significantly reduced the number of stores in our Arden B division, and we cannot assure that we will be able to re-establish improvements in the future or operate the business profitably.
In fiscal 2012 and fiscal 2013, we experienced comparable store sales declines of 9.9% and 7.6%, respectively, and weak operating results in the Arden B division due to fashion content weakness and not having the appropriate inventory levels in key performing categories. If we are not able to improve performance, our financial condition and results of operations will be adversely affected. In addition as of February 1, 2014, we operated 57 Arden B stores and plan to close approximately 13 Arden B stores in fiscal 2014. The reduced store count will result in lower quantities of merchandise that we purchase and may result in significantly higher per unit costs for merchandise, which would negatively impact our gross margin. The reduced store count may also negatively impact our ability to leverage fixed operating costs and operate the business profitably.
We have experienced losses and relied on our cash reserves to fund our operations and implement our strategic growth plans.  If we are unable to improve cash flow from operations or obtain additional capital to meet our liquidity and capital resource requirements and pursue our turnaround and growth strategies, our business may be adversely affected.
In recent years, we have maintained strong levels of cash, cash equivalents and investments and extinguished our debt.  However, in fiscal 2013, we incurred a net loss of $38.4 million and negative cash flow from operations of $17.6 million.  As more fully described in Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources herein, on March 26, 2014, we consummated the sale of $27 million of convertible notes as well as warrants to purchase up to 8.8 million shares of our Class A common stock in a private placement to a single institutional investor with net proceeds of approximately $25 million to us. However, if we continue to experience negative cash flow from operations, we will need to continue to rely on our cash reserves to fund our business or seek additional capital. There can be no assurance that any additional equity or debt financing would be available to us, or if available, that such financing would be on favorable terms to us. Accordingly, if our business does not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various actions, such as down-sizing and/or eliminating certain operations, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions, and our business may be adversely affected.
If we are unable to anticipate and react to new fashion and product demand trends, our financial condition and results of operations could be adversely affected.
We rely on a limited demographic customer base for a large percentage of our sales. Our brand image is dependent upon our ability to anticipate, identify and provide fresh inventory reflecting current fashion trends.
The continued difficult economic conditions make it increasingly difficult for us to accurately predict product demand trends. If we fail to anticipate, identify or react appropriately or in a timely manner to these fashion and product demand trends, we could experience reduced consumer acceptance of our products, a diminished brand image and higher markdowns, and our financial results will suffer.
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
Extreme weather conditions in the areas in which our stores are located could adversely affect our business. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could lead to our stores being temporarily closed or make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect our business.

Our failure to effectively compete with other retailers for sales and locations could have a material adverse affect on our financial condition, results of operations and cash flows.
The women's retail apparel industry is highly competitive, with fashion, quality, price, brand recognition, location and service being the principal competitive factors. Our Wet Seal and Arden B stores compete with specialty apparel retailers, department stores and certain other apparel retailers, including Abercrombie & Fitch, Aeropostale, American Eagle, Anthropologie, Banana Republic, BCBG, bebe, Body Central, Charlotte Russe, Express, Forever 21, Gap, Guess?, H&M, Macy's, Nordstrom, Old Navy, Pacific Sunwear, rue21, Target, Urban Outfitters, Zara, and other regional retailers. Many of our competitors are large national chains that have greater name recognition and substantially greater financial, marketing and other resources than we do. We face a variety of competitive challenges, including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in narrowly-defined market segments;

•
sourcing innovative, differentiated high-quality products in sizes, colors and styles that appeal to consumers in our target markets and maintaining a sufficient quantity of these items for which there is the greatest demand;

•	obtaining favorable site locations within malls on reasonable terms;

•	sourcing merchandise efficiently;

•	pricing our products competitively and achieving customer perception of value;

•	offering attractive promotional incentives while maintaining profit margins; and

•	withstanding periodic downturns in the apparel industry.
Our industry has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. Any of these factors could result in reductions in sales or the prices of our products which, in turn, could have a material adverse affect on our financial condition, results of operations and cash flows.
In fiscal 2014, we currently plan to open 10 new Wet Seal stores primarily to replace the approximately 17 stores that will be closing upon lease expiration during the year, with openings primarily in outlet and off-mall centers. We currently plan to close approximately 13 Arden B stores in fiscal 2014 upon lease expiration, as we focus efforts on improving merchandising and marketing strategies in that business. While we compete effectively for favorable site locations and lease terms, competition for prime locations within malls and outlet and power centers, in particular, and within other locations is intense and we cannot assure that we will be able to obtain new locations on terms favorable to us, if at all.

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
Our ability to obtain merchandise quickly of sufficient quality and at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or their businesses.
We do not own or operate any manufacturing facilities. Instead, we purchase all of our merchandise from third-party vendors. Our business and financial performance depend in large part on our ability to quickly evaluate merchandise for style and fit and also to purchase a wide array of desired merchandise from our vendors at competitive prices and in the quantities we require. We have no direct oversight of the quality of the merchandise at the factory level and only inspect for quality of the finished product when the merchandise is received in our warehouse. We generally operate without long-term purchase contracts or other contractual guarantees. Rather, we receive and review samples almost daily for fit and fashion evaluation.
The benefits we currently experience from our vendor relationships could be adversely affected if a sufficient number of our vendors:

•	choose to stop providing merchandise samples to us or otherwise discontinue selling products to us;

•	raise the prices they charge us to a level such that we are unable to sell merchandise at prices that make sense for us and our customers;

•	change pricing terms to require us to pay on delivery or upfront;

•	reduce our access to styles, brands and products by entering into broad exclusivity arrangements with our competitors or otherwise in the marketplace;

•	sell similar products to our competitors with similar or better pricing; or

•	initiate or expand sales of apparel and accessories to retail customers directly through their own stores, catalogs or on the Internet and compete with us directly.
Market and economic events that adversely impact our vendors could impair our ability to obtain merchandise in sufficient quantities and at competitive prices. For instance, the cost of cotton may increase. An increase could cause our vendors to increase their prices, which could impact the prices we charge and our results of operations. We historically have established good working relationships with many small- to mid-size vendors that often have limited resources, production capacities and operating histories. Many of these vendors rely on credit from third parties such as factoring companies. If the credit relationships of our vendors should change, we may be required to pay for merchandise from our vendors earlier than our historical practice. As we grow and need greater amounts of inventory, we may need to develop new relationships with larger vendors as our current vendors may be unable to supply us with needed quantities. We may not be able to find similar products on the same terms from larger vendors. If we are unable to acquire suitable merchandise of sufficient quality, in sufficient quantities and at acceptable prices due to the loss of, or a deterioration or change in our relationship with, our vendors or events harmful to our vendors occur, it may adversely affect our business and results of operations.
We are subject to risks associated with our procurement of products from non-U.S. based vendors and U.S. vendors that purchase products internationally, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The majority of our products are manufactured outside the U.S. and are primarily bought by us within the U.S. from domestic importers. As a result, we are susceptible to greater losses as a result of a number of risks inherent in doing business in international markets and from a number of factors beyond our control, any of which could have a material adverse affect on our business, financial condition, results of operations and/or cash flows.
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
The U.S. and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. In addition, none of our international suppliers or international manufacturers supplies or manufactures our products exclusively. As a result, we compete with other companies for the production capacity of independent manufacturers and import quota capacity. If we or our vendors were unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because room under the necessary quotas was unavailable or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The upcoming expiration of leases for approximately 62 of our Wet Seal existing stores could lead to increased costs associated with renegotiating our leases and/or relocating our stores.
We have approximately 62 existing Wet Seal store leases scheduled to expire in fiscal 2014. In connection with the expiration of these leases, we will have to renegotiate new leases, which could result in higher rental amounts for each store. We may not be able to obtain new lease terms that are favorable to us. In addition, as a result of renewal negotiations, we may be required by some landlords to remodel as a condition for renewal, which could result in significant capital expenditures. In addition, some landlords may refuse to renew our leases due to our lower sales per square foot as compared with other prospective tenants. If we are unable to agree to new terms with our landlords, we will have to close or relocate these stores, which could result in a significant expenditure and could lead to an interruption in the operation of our business at the affected stores, and we could be required to relocate to less desirable locations or may not be able to find viable locations at all.

Early termination provisions in store leases could lead to landlords terminating leases in profitable stores.
We have approximately 14 existing store leases that have early termination provisions exercisable by the landlord if we do not meet certain minimum sales levels. Termination of these store leases would negatively impact sales and, in cases where the store is operating profitably, negatively impact overall profitability.
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
We rely on our computer hardware and software systems for the efficient operation of our retail and Web-based stores. Our information systems provide our management with real-time inventory, sales and cost information that is essential to the operation of our business. Due to our number of stores, geographic diversity and other factors, we would be unable to generate this information in a timely and accurate manner in the event our hardware or software systems were unavailable. These systems are vulnerable to damage or interruption from a number of factors, including earthquake, fire, flood and other natural disasters and power loss, computer systems failure, security breaches, and Internet, telecommunications or data network failure. Our corporate hardware and systems are located in a seismic risk zone and we do not have fully redundant backup systems in place.
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
A cyber-attack may bypass the security for our information systems, causing an information system security breach and leading to a material disruption of our information systems, the loss of business information and/or the loss of e-commerce sales. Such a cyber-attack could result in any of the following:

•	theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•	operational or business delays resulting from the disruption of our information systems and subsequent clean-up and mitigation activities;

•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers; and

•	loss of sales generated through our Internet websites through which we sell merchandise to customers to the extent these websites are affected by a cyber-attack.
As a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
In addition, our business involves the receipt, storage, processing and transmission of personal information about customers and employees. Personal information about customers is obtained in connection with our membership programs, e-commerce operations digital media businesses as well as through retail transactions in stores operated by us. We may share information about such persons with vendors and third parties that assist with certain aspects of our business. Our handling and use of personal information about customers and employees is regulated at the international, federal and state levels. Privacy and information security laws, regulations, and standards such as the Payment Card Industry Data Security Standard change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes, and may be difficult to achieve. If we fail to comply with these laws, regulations and standards, we could be subjected to legal risk. In addition, even if we fully comply with all laws, regulations, and standards and even though we have taken significant steps to protect the personal information of our customers and employees, we could experience a data security breach and our reputation could be damaged, possibly resulting in lost future sales or decreased usage of credit and debit card products. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our or our users' proprietary information and cause interruption in our operations. Any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, equipment acquisitions or disposal and added personnel, and a loss of confidence in our security measures, which could harm our business or investor confidence. In May 2008, we became aware that a criminal group obtained unauthorized access to our information systems in an attempt to steal credit and debit card data of our customers. Through an investigation led by an independent, third-party computer forensics firm, and corroborated by members of the U.S. Secret Service and U.S. Department of Justice, we found no evidence to indicate that any customer credit or debit card data or other personally identifiable information was taken. In working with the major credit card processing agencies, we also identified no instances of credit card fraud to suggest that any such data was taken.
We are exposed to business risks as a result of our e-commerce operations.
We operate e-commerce stores at www.wetseal.com and www.ardenb.com. Expanding our e-commerce business is one of the key objectives of our business turnaround strategy. In addition, our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; and (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. Internet operations also involve risks which are beyond our control that could have a direct material adverse effect on our operating results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the Internet business in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) e-commerce security breaches involving unauthorized access to our and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the Internet, e-commerce and the apparel industry. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could materially adversely affect our business, financial condition, results of operations and/or cash flows.
Covenants contained in agreements governing our senior credit facility and convertible notes restrict the manner in which we conduct our business, under certain circumstances, and our failure to comply with these covenants could result in a default under these agreements, which would have a material adverse effect on our business, financial condition, growth prospects and ability to procure merchandise for our stores.
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
Our convertible notes, which were issued in March 2014, subsequent to fiscal 2013 year end, impose certain restrictive covenants on us which may impede our ability to operate our business or raise further funds in the capital markets. For example, there are restrictions on:
•incurring additional indebtedness, with limited exceptions, while the notes are outstanding;

•payment of cash dividends;
•granting liens;
•making restricted payments; and

•	payments on other indebtedness, which except for payments under our senior revolving credit facility, are subordinated to all payments under the convertible notes.
A breach of any of these covenants could result in a default under the agreements governing the convertible notes. If there is an event of default, a holder of the notes may require us to redeem all or any portion of the notes (including all accrued and unpaid interest and all interest that would have accrued through the maturity date) in cash, which could have a material adverse effect on our financial condition and cash flow.
We may face risks associated with the transition of our senior management, chief executive officer and our new board members.
In general, our success depends to a significant extent on the performance of our senior management, particularly our chief executive officer and personnel engaged in merchandising and store operations, and on our ability to identify, hire and retain additional key management personnel. We have had significant changes in senior management in the beginning of 2013, and during 2012 and 2011, and these changes may impact our ability to execute our business strategy. Additionally, we had significant changes in our board of directors in 2012 and recently added three new directors in March 2014.
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
Over the last few years, proxy contests and other forms of stockholder activism have been directed against numerous public companies in retail businesses, including us. In 2012, we were engaged in a consent solicitation with the Clinton Group, Inc., or CGI, which resulted in our entering into a settlement agreement and appointing four new directors to fill vacancies created by director resignations, and led to a significant increase in our operating expenses, which contributed to our net loss in fiscal 2012. Although the consent solicitation was settled, we could become engaged in another consent solicitation, or proxy contest, or experience other stockholder activism, in the future.
In the recent past, activist shareholders have advocated for certain governance and strategic changes at our company. If stockholder activism continues or increases, particularly with respect to matters which our Board of Directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management, and perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners and customers.
In addition, if faced with another consent solicitation or proxy contest, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, if individuals are elected to our Board with a differing agenda, our ability to effectively and timely implement our strategic plan and create additional value for our stockholders may be adversely affected.
These actions could cause our stock price to experience periods of volatility.
We face risks related to claims and legal proceedings, which could have a material adverse effect on our results of operations or financial condition.
From time to time, we are subject to various claims and legal proceedings, including, without limitation, those arising or allegedly arising out of wage and hour claims, discrimination claims and other claims under labor laws and intellectual property claims. For example, we are currently subject to the legal proceedings described under Part I - Item 3. Legal Proceedings. The claims and legal proceedings to which we are or may become subject could involve large damages or settlements and significant defense costs. We maintain insurance to cover a portion of the losses associated with settlements and adverse judgments, but those losses could exceed the scope of the coverage in effect, or coverage of particular claims or legal proceedings could be unavailable or denied. As a result, certain claims and legal proceedings could arise for which we do not have insurance coverage or insurance provides only partial coverage and which could have a material adverse effect on our results of operations or financial condition.
Changes in the health care regulatory environment could cause us to incur additional expense and our failure to comply with related legal requirements could have a material adverse effect on our business.
In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage for those already insured. We do not expect any material short-term impact on our financial results as a result of the legislation: however, as additional requirements from the legislation continue to go into effect, we expect to incur an increase in our expenses. If this legislation and future changes in healthcare legislation significantly increase our expenses, our financial condition and results of operations could be adversely affected.
We may suffer negative publicity and our business may be harmed if we need to recall any products we sell.
Each of our Wet Seal and Arden B divisions has in the past needed to, and may in the future need to, recall products that we determine may present safety issues. We have also been the subject of negative publicity from a consumer advocacy group that has alleged that several fashion apparel retailers, including Wet Seal, failed to comply with the state of California's Proposition 65 requirements regarding the presence and level of certain potentially toxic substances in their products. If products we sell have safety problems of which we are not aware, or if we or the Consumer Product Safety Commission recall a product sold in our stores, we may suffer negative publicity and, potentially, product liability lawsuits, which could have a material adverse impact on our reputation, financial condition and results of operations or cash flows.
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
We are highly dependent on the use of credit and debit cards to complete sale transactions in our stores and through our websites. If we fail to comply with Payment Card Industry Data Security Standards, we may become subject to fines or limitations on our ability to accept credit and debit cards. Through our sale transactions, loyalty programs and other methods, we may obtain information about our customers which is subject to federal and state privacy laws. These laws and the judicial interpretation of such laws are constantly evolving. If we fail to comply with these laws, we may be subject to fines or penalties, which could impact our business, financial condition and results of operations.
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
Violation of labor or safety laws and practices by our suppliers could harm our business and results of operations.
Our company's policy is to use only those sourcing agents and independent manufacturers who operate in material compliance with applicable laws and regulations. The violation of laws, particularly labor or safety laws, by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer's or sourcing agent's labor or safety practices from those generally accepted as ethical in the U.S. or in the country in which the manufacturing facility is located, and the public revelation of those illegal or unethical practices, could cause significant damage to our company's reputation and could subject us to legal proceedings and/or prohibit us from selling product received from an accused vendor. Although our manufacturer operating guidelines promote ethical business practices, we do not control the business and operations of the manufacturers and cannot guarantee their legal and regulatory compliance.
We do not authenticate the license rights of our suppliers.
We purchase merchandise from a number of vendors who purport to hold manufacturing and distribution rights under the terms of license agreements or that assert that their products are not subject to any restrictions as to distribution. We generally rely upon each vendor's representation concerning those manufacturing and distribution rights and do not independently verify whether each vendor legally holds adequate rights to the licensed properties they are manufacturing or distributing. If we acquire unlicensed merchandise or merchandise violating a registered copyright or trademark, we could be obligated to remove it from our stores, incur costs associated with destruction of the merchandise if the vendor is unwilling or unable to reimburse us and be subject to civil and criminal liability. The occurrence of any of these events could adversely affect our financial condition, results of operations and/or cash flows.
We have recorded asset impairment charges in the past and we may record material asset impairment charges in the future.
Quarterly, we assess whether events or changes in circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If we determine that the carrying value of long-lived assets is not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during fiscal 2013 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $14.9 million during fiscal 2013 within asset impairment in the consolidated statements of operations to write down the carrying values of these stores' long-lived assets to their estimated fair values.
Our quarterly evaluation of store assets includes consideration of current and historical performance and projections of future profitability. The profitability projections rely upon estimates made by us, including store-level sales, gross margins, and direct expenses, and, by their nature, include judgments about how current strategic initiatives will impact future performance. If we are not able to achieve the projected key financial metrics for any reason, including because any of the strategic initiatives being implemented do not result in significant improvements in our current financial performance trend, this would indicate that the value of our long-lived assets was not recoverable and we would incur additional impairment of assets in the future.
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
We incurred ownership changes in April 2005 and December 2006, which resulted in Section 382 limitations applying to NOLs generated prior to those dates, which were approximately $150.6 million. Despite these ownership changes, we may utilize all of our $165.0 million of NOLs as of February 1, 2014, to offset future taxable income. Future transactions involving the sale or other transfer of our stock may result in additional ownership changes for purposes of Section 382. The occurrence of such additional ownership changes could limit our ability to utilize our remaining NOLs and possibly other tax attributes. Limitations imposed on our ability to use NOLs and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect. Any further ownership change also could cause such NOLs and other tax attributes to expire unused, thereby reducing or eliminating the benefit of such NOLs and other tax attributes to us and adversely affecting our future cash flows.
In addition, we may determine that varying state laws with respect to NOL utilization may result in lower limits, or an inability to utilize NOLs in some states altogether, which could result in us incurring additional state income taxes. Through a series of legislative actions, the State of California suspended our ability to utilize NOLs to offset taxable income in fiscal 2008 through 2011. As a result, we incurred additional cash state income taxes in California. In the event that state law results in lower limits, or an inability to utilize loss carryforwards, or we become subject to federal alternative minimum tax, this could adversely affect our future cash flows.

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

Our stockholders may experience significant dilution.

As more fully described in Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources herein, on March 26, 2014, we consummated the sale of $27 million of convertible notes as well as warrants to purchase up to 8.8 million shares of our Class A common stock in a private placement to a single institutional investor. The convertible notes bear interest at a rate of 6% per year, subject to certain adjustments, and mature in March 2017. The convertible notes are convertible, at the holder's option, into shares of our Class A common stock at a price of $1.84 per share, subject to customary adjustments. The convertible notes amortize and monthly interest and principal payments for the convertible notes may be settled in cash or shares of our Class A common stock, at our option, subject to certain conditions. The warrants will be exercisable at $2.12 per share, subject to potential future anti-dilution adjustments. In addition, the warrant exercise price is also subject to a “full ratchet” anti-dilution adjustment, subject to customary exceptions, in the event that we issue or are deemed to have issued securities at a price lower than the then applicable exercise price, subject to a floor on the exercise price of $1.76 per share.

Although we have the option to settle the interest and principal payments on the convertible notes in cash and certain conversion and exercise restrictions are placed upon the holders of the convertible notes and warrants, the issuance of the additional shares of Class A common stock would cause our existing stockholders to experience significant dilution in their investment in our company. In addition, if the cash liquidity issues described in these risk factors require us to obtain additional financing involving the issuance of equity securities or securities convertible into equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of our Class A common stock to decline, which could impair our ability to raise additional financing.
We have never paid dividends on our Class A common stock and do not plan to do so in the future.
Holders of shares of our Class A common stock are entitled to receive any dividends that may be declared by our Board of Directors. However, we have not paid any cash dividends on our Class A common stock and we do not expect to for the foreseeable future. Also, our agreements with our senior lenders and convertible note holders limit the payment of dividends to our stockholders.
Anti-takeover provisions in our charters documents and Delaware law might discourage or delay acquisition attempts for us that might be considered favorable.
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
Our bylaws contain provisions that establish advance notice requirements for nomination for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
The possible issuance of preferred stock, the application of anti-takeover provisions of Delaware law and the bylaw advance notice provisions could each have the effect of delaying, deferring or preventing a change in control of our company, including, without limitation, discouraging a proxy contest, making the acquisition of a substantial block of Class A common stock more difficult and limiting the price that investors might in the future be willing to pay for shares of our Class A common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at 26972 Burbank, Foothill Ranch, California, with 301,408 square feet of leased office and distribution facility space. Our principal executive offices contain 215,192 square feet of merchandise handling and storage space in the distribution facility and 86,216 square feet of office space. Our lease for this space runs through December 2023, with two five-year renewal options.
We lease all of our stores. Lease terms for our stores typically are 10 years. The leases generally provide for a fixed minimum rental, charges for common area maintenance, real estate taxes and other mall operating costs, and, on occasion, additional rental based on a percentage of sales once a minimum sales level has been reached. Certain leases include cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. When a lease expires, if renewed we generally renew that lease at current market terms. However, each renewal is based upon an analysis of the individual store’s profitability and sales potential. At the end of fiscal 2013, we had 2,065,465 square feet of leased space under retail store leases.

The following table sets forth our 532 retail stores by state or territory as of February 1, 2014:

State	Wet Seal	Arden B	State	Wet Seal	Arden B
Alabama	11	—	Montana	2	—
Alaska	1	—	Nebraska	3	—
Arizona	14	1	Nevada	6	1
Arkansas	3	—	New Hampshire	2	1
California	62	6	New Jersey	14	6
Colorado	4	—	New Mexico	4	—
Connecticut	5	—	New York	17	2
Delaware	1	—	North Carolina	9	—
Florida	36	5	North Dakota	4	—
Georgia	11	1	Ohio	17	3
Hawaii	4	—	Oklahoma	3	—
Idaho	2	—	Oregon	4	—
Illinois	18	2	Pennsylvania	19	1
Indiana	13	1	Rhode Island	3	1
Iowa	3	—	South Carolina	7	1
Kansas	6	1	South Dakota	2	—
Kentucky	5	2	Tennessee	8	—
Louisiana	5	—	Texas	41	6
Massachusetts	16	4	Utah	5	—
Maryland	9	2	Virginia	13	3
Michigan	14	2	Washington	12	1
Minnesota	10	1	West Virginia	2	—
Mississippi	5	—	Wisconsin	7	—
Missouri	10	2	Puerto Rico	3	1
The following table sets forth information with respect to store openings and closings since fiscal 2009:
Total Company

	Fiscal Years
	2013	2012	2011	2010	2009
Stores open at beginning of year	530	558	533	504	496
Stores opened during the year	26	13	32	41	18
Stores closed during the year	24	41	7	12	10
Stores open at end of year	532	530	558	533	504
Wet Seal

	Fiscal Years
	2013	2012	2011	2010	2009
Stores open at beginning of year	468	472	450	424	409
Stores opened during the year	26	13	28	32	17
Stores closed during the year	19	17	6	6	2
Stores open at end of year	475	468	472	450	424

Arden B

	Fiscal Years
	2013	2012	2011	2010	2009
Stores open at beginning of year	62	86	83	80	87
Stores opened during the year	—	—	4	9	1
Stores closed during the year	5	24	1	6	8
Stores open at end of year	57	62	86	83	80
Item 3. Legal Proceedings
On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees who were employed and paid by us from September 29, 2004 through the present. We were named as a defendant. The complaint alleged various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs sought reimbursement for alleged uniform and business expenses, injunctive relief, restitution, civil penalties, interest, and attorney's fees and costs. On August 16, 2011, the court denied Plaintiffs' Motion for Class Certification. Plaintiffs appealed and, on October 12, 2012, the California Court of Appeals affirmed the lower court's ruling. On January 23, 2013, the California Supreme Court denied Plaintiffs' petition for review. On February 4, 2013, the Court of Appeals issued a remittitur to send the case back to the trial court where it was scheduled to proceed on behalf of only the three named plaintiffs and not as a class action. In October 2013, the company paid $0.1 million to settle the claims of the three named plaintiffs along with some related claims filed by additional individuals.
On April 24, 2009, the EEOC requested information and records relevant to several charges of discrimination by us against employees of ours. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. On November 14, 2012, we reached resolution with the EEOC and several of the individual complainants that concludes the EEOC's investigation. Between November 2012 and March 2013, we paid approximately $0.8 million to settle with individual complainants. We also agreed to programmatic initiatives that are consistent with our diversity plan. We will report progress on our initiatives and results periodically to the EEOC. Claimants with whom we did not enter into a settlement had an opportunity to bring a private lawsuit within ninety days from the date they received their November 26, 2012 right-to-sue notice from the EEOC, however, that time period was tolled for those individuals who were putative class members in a race discrimination class action filed on July 12, 2012 in the United States District Court for the Central District of California with respect to any race discrimination claims they have that are within the scope of the putative class action (see below).  On December 12, 2012, the EEOC issued a "for cause" finding related to certain allegations made by one complainant, who is the lead plaintiff in the above-referenced class action.  As a result of the company’s settlement of the above-referenced class action, the right-to-sue period has expired for all of the claimants who did not enter into the November 2012 EEOC settlement with the company.
On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted our motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted our motion to compel arbitration. Plaintiffs appealed and oral argument was heard on September 23, 2013. On November 15, 2013, the Court of Appeals issued an order in which it affirmed in part and reversed in part the trial court’s order granting the company’s motion to compel arbitration. Specifically, the Court of Appeal affirmed the trial court’s order compelling arbitration of individual claims but held that the Private Attorney General Action (PAGA) claim can only be brought as a representative action. The company filed a petition for review to the California Supreme Court that was denied on February 11, 2014. The matter is still pending and has been remitted to the Superior Court for additional proceedings. In addition, on July 18, 2012, we received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with us. Plaintiffs alleged that our arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against us. On September 20, 2012, the NLRB dismissed Plaintiffs claims.
On October 27, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of our current and former employees who were employed in California during the time period from October 27, 2007 through the present. We were named as a defendant. Plaintiffs are seeking unpaid wages, civil and statutory penalties, restitution, injunctive relief, interest, and attorneys' fees and costs. The complaint alleges various violations under the State of

California Labor Code and the State of California Business and Professions Code. On March 28, 2012, the court entered an Order denying us motion to compel arbitration. On September 21, 2012, we filed a notice of appeal that is still pending.
On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of our current and former African American retail store employees. We were named as a defendant. The complaint alleged various violations under 42 U.S.C. § 1981, including allegations that the company engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs also alleged retaliation. Plaintiffs sought reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys' fees, and interest. On May 8, 2013, the company and Class Representatives filed papers memorializing an amicable resolution to the case pending final court approval. The Settlement Agreement provided for a cash payment of $7.5 million and also included programmatic relief under which the company agreed to post open positions, implement new selection criteria and interview protocols, revamp its annual performance reviews and compensation structure, add regional human resource directors, implement more diversity and inclusion communications and training for field and corporate office employees, and enhance its investigations training and processes. We also reflected our commitment to use diverse models in our marketing and to partnerships with organizations dedicated to the advancement and well-being of African Americans and other diverse groups. We will report progress on our initiatives and results periodically to Plantiffs' counsel. On June 12, 2013, the Court granted preliminary approval of the settlement. On December 9, 2013 the Court granted final approval and the case was dismissed on December 20, 2013.
As of February 1, 2014, we do not have an accrual recorded for loss contingencies in connection with the litigation matters enumerated above. We are vigorously defending the pending matters and will continue to evaluate our potential exposure and estimated costs as these matters progress. Future developments may require us to record accrual for these matters, which could have a material adverse effect on our results of operations or financial condition.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
We have two classes of common stock: Class A and Class B. Through February 24, 2013, our Class A common stock was listed on the NASDAQ Global Select Market under the symbol “WTSLA.” On February 25, 2013, we changed the symbol under which our Class A common stock is listed on the NASDAQ Global Select Market to "WTSL." As of March 21, 2014, there were 624 stockholders of record of our Class A common stock. The closing price of our Class A common stock on March 21, 2014, was $1.55 per share. As of March 21, 2014, there were no shares of our Class B common stock outstanding.

Price Range of Stock
The following table reflects the high and low closing sale prices of our Class A common stock as reported by NASDAQ for the last two fiscal years:

Quarter	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First quarter	$3.39	$2.78	$3.69	$3.16
Second quarter	$5.06	$3.45	$3.37	$2.66
Third quarter	$4.47	$3.16	$3.29	$2.72
Fourth quarter	$3.44	$2.36	$3.01	$2.66
Dividend Policy
We have never paid any cash dividends to holders of our common stock. The declaration and payment of future dividends are at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors. Under certain circumstances, our senior revolving credit facility and convertible notes, limit our ability to declare or pay dividends on any of our shares without consent from the lenders or convertible note holders. We have no intention of paying cash dividends in the immediate future.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of February 1, 2014, about our Class A common stock that may be issued upon the exercise of options, warrants, and rights granted to employees, consultants, or members of our Board of Directors under our existing equity compensation plans, including our 1996 Long-Term Incentive Plan, as amended; our 2000 Stock Incentive Plan; and our 2005 Stock Incentive Plan, as amended:

Plan category	(a)		(b)		(c)
	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,782,272	(1)	$3.82	(2)	4,611,810
Equity compensation plans not approved by security holders	—		—		—
Total	1,782,272		$3.82		4,611,810

(1)
Includes 882,333 outstanding vested and non-vested stock options and 899,939 shares of non-vested restricted common stock awards, restricted common stock units, performance share awards, and performance stock units.

(2)
Comprised of 882,333 stock options exercisable at a weighted-average exercise price of $3.82. A weighted-average exercise price is not applied to the 899,939 shares of non-vested restricted common stock awards, restricted common stock units, performance share awards, and performance stock units.

Stock Price Performance Graph
The following graph compares the cumulative stockholder return on our Class A common stock with the return on the Total Return Index for the NASDAQ Global Select Market (US) and the NASDAQ Retail Trade Stocks. As a result of a change in the total return data made available to us through our third-party index provider, information for the NASDAQ Global Select Market (US) and the NASDAQ Retail Trade Stocks indices is provided only from January 29, 2010 through December 31, 2013, the last day this data was available from our third-party index provider. Further, as a result of this change, we have also compared the cumulative stockholder return on our Class A common stock with the NASDAQ US Benchmark TR Index and the ICB: 5300 Retail (Supersector) Index, as provided by the NASDAQ OMX Global Indices, which will be the indices that we use going forward.
The graph assumes $100 invested on January 30, 2009, in the stock of The Wet Seal Inc., the NASDAQ Global Select Market (US), the NASDAQ Retail Trade Stocks, the NASDAQ US Benchmark TR Index and the ICB: 5300 Retail (Supersector) Indices. It also assumes that all dividends are reinvested.

Comparison of Cumulative Total Return for the Class A Common Stock
of The Wet Seal, Inc. January 30, 2009 through December 31, 2013 (1) and January 31, 2014 (2)

	January 29, 2010*	January 28, 2011*	January 27, 2012*	February 1, 2013*	December 31, 2013**	January 31, 2014*
The Wet Seal, Inc.	$128	$135	$139	$106	$105	$92
NASDAQ US Benchmark TR Index	$136	$167	$174	$205	$257	$249
ICB: 5300 Retail (Supersector)	$139	$166	$186	$230	$298	$279
NASDAQ Global Select Market (US)	$146	$185	$198	$229	$303	N/A
NASDAQ Retail Trade Stocks	$148	$185	$224	$265	$325	N/A
 *    Closest preceding trading date to the beginning of our fiscal year.
**    Last day this data was available by our third-party index provider.

(1)
Returns are based upon the premise that $100 is invested in each of (a) our Class A common stock, (b) NASDAQ Global Select Market, and (c) the index of NASDAQ Retail Trade Stocks on January 30, 2009, and that all dividends (if any) were reinvested. Over a five-year period (ending December 31, 2013, the last date the data was available by our third-party index provider), and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each fiscal year of The Wet Seal, Inc. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(2)
Returns are based upon the premise that $100 is invested in each of (a) our Class A common stock, (b) NASDAQ US Benchmark TR Index, and (c) the ICB: 5300 Retail (Supersector) Index on January 30, 2009, and that all dividends (if any) were reinvested. Over a five-year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each fiscal year of The Wet Seal, Inc. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Unregistered Sales of Equity Securities
(a) None.
(b) None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 3, 2013 to November 30, 2013	—	—	—	—
December 1, 2013 to January 4, 2014	—	—	—	—
January 5, 2014 to February 1, 2014	23,550	$2.72	—	—

(1)
An employee of our company tendered 23,550 shares of our Class A common stock upon restricted and performance stock vesting to satisfy employee withholding tax obligations for a total cost of approximately $0.1 million.

As of February 1, 2014, 24,725 repurchased shares, at a cost of less than $0.1 million, as well as 10,500 shares reacquired by our company, at no cost, upon employee and director forfeitures of stock-based compensation, were not yet retired.
Item 6. Selected Financial Data
The following table sets forth selected consolidated financial and other data as of the end of and for the 2009 through 2013 fiscal years. The following selected financial data has been derived from our audited consolidated financial statements. The data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

Five-Year Financial Summary
(In thousands, except per-share and per square foot amounts, ratios, share data, store data, and square footage data)

Fiscal Year	2013	2012	2011	2010	2009
Operating Results
Net sales	$530,134	$580,397	$620,097	$581,194	$560,918
Cost of sales	$394,896	$439,896	$424,661	$401,287	$394,092
Gross margin	$135,238	$140,501	$195,436	$179,907	$166,826
Selling, general, and administrative expenses	$158,311	$183,790	$165,933	$150,432	$141,633
Asset impairment	$14,873	$27,000	$4,503	$4,228	$2,341
Operating (loss) income	$(37,946)	$(70,289)	$25,000	$25,247	$22,852
(Loss) income before provision for income taxes	$(37,990)	$(70,328)	$25,061	$22,539	$22,366
Net (loss) income(1)	$(38,383)	$(113,231)	$15,082	$12,570	$86,870
Per-Share Data
Net (loss) income per share, basic	$(0.45)	$(1.28)	$0.16	$0.12	$0.86
Net (loss) income per share, diluted	$(0.45)	$(1.28)	$0.16	$0.12	$0.85
Weighted-average shares outstanding, basic	85,463,074	88,705,289	92,713,516	99,255,952	95,685,557
Weighted-average shares outstanding, diluted	85,463,074	88,705,289	92,762,077	99,412,817	96,250,188
Other Financial Information
Cash, cash equivalents, and investments	$46,158	$109,973	$157,185	$176,052	$161,693
Working capital	$41,924	$95,498	$160,921	$183,453	$170,102
Ratio of current assets to current liabilities	1.8	2.5	4.0	4.0	4.3
Total assets(1)	$151,739	$226,506	$330,533	$368,532	$347,670
Long-term debt, including current portion(2)	$—	$—	$—	$—	$3,540
Total stockholders’ equity	$67,333	$128,732	$241,072	$275,693	$260,139
Other Operating Information
Number of stores open at year-end	532	530	558	533	504
Number of stores opened during the year	26	13	32	41	18
Number of stores closed during the year	24	41	7	12	10
Square footage of leased store space at year-end:
Total Company	2,065,465	2,063,523	2,152,712	2,042,546	1,918,309
Wet Seal	1,887,954	1,871,307	1,886,791	1,787,088	1,674,048
Arden B	177,511	192,216	265,921	255,458	244,261
Average sales per square foot of leased store space(3):
Total Company	$241	$251	$278	$276	$277
Wet Seal	$236	$245	$271	$267	$268
Arden B	$284	$296	$327	$341	$339
Average sales per store(3):
Total Company	$937	$969	$1,071	$1,052	$1,052
Wet Seal	$945	$979	$1,082	$1,056	$1,056
Arden B	$880	$919	$1,010	$1,034	$1,035
Comparable store sales (decrease) increase(4):
Total Company	(4.1)%	(10.1)%	1.2%	0.1%	(7.1)%
Wet Seal	(3.6)%	(10.1)%	2.0%	0.0%	(8.5)%
Arden B	(7.6)%	(9.9)%	(3.4)%	0.6%	0.2%

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

(2)	Long-term debt is presented net of unamortized discount of $2.1 million for fiscal 2009.

(3)
Sales during the 53rd week of fiscal 2012 were excluded from "sales" for purposes of calculating "average sales per square foot of leased store space" and "average sales per store" in order to make fiscal 2012 comparable to fiscal 2013, 2011, 2010, and 2009.

(4)
"Comparable store sales" for fiscal 2012 (a 53-week fiscal year) includes a comparison of the 53rd week of comparable store sales in fiscal 2012 to the first week of comparable store sales in fiscal 2012. "Comparable store sales" for fiscal 2013 are versus sales for the 52 weeks ended February 2, 2013. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation.

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
Executive Overview
We are a national multi-channel specialty retailer selling fashion apparel and accessory items designed for female customers aged 13 to 34 years old through our stores and e-commerce websites. We operate two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” As of February 1, 2014, we had 532 retail stores in 47 states and Puerto Rico. Of the 532 stores, there were 475 Wet Seal stores and 57 Arden B stores.
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
Our fiscal year ends on the Saturday closest to the end of January. The reporting periods include 52 weeks of operations ended February 1, 2014 (fiscal 2013), 53 weeks of operations ended February 2, 2013 (fiscal 2012), and 52 weeks of operations ended January 28, 2012 (fiscal 2011).
We consider the following to be key performance indicators in evaluating our performance:
Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal division’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for four or more days in a fiscal month, due to remodel, relocation or other reasons, are removed from the comparable store base for that fiscal month as well as for the comparable fiscal month in the following fiscal year. In addition, due to the 53rd week in fiscal 2012, comparable store sales for fiscal 2013 are compared to the 52 weeks ended February 2, 2013. Comparable store sales results are important in achieving operating leverage on expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash and working capital.
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
Revenue Recognition
Sales are recognized upon purchases by customers at our retail store locations. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, revenue is recognized at the estimated time goods are received by customers. E-commerce customers typically receive goods within four days of being shipped. Shipping and handling fees billed to customers for e-commerce sales are included in net sales. For fiscal 2013, 2012, and 2011, shipping and handling fee revenues were $2.2 million, $2.3 million and $3.0 million, respectively, within net sales on the consolidated statements of operations.
We have recorded accruals to estimate sales returns by customers based on historical sales return results. Our sales return policy allows customers to return merchandise within 30 days of original purchase. Both Wet Seal and Arden B retail store merchandise may be returned for refund of original method of payment within fourteen days of the original purchase date. Store returns made between fifteen and thirty days of purchase will be accepted for merchandise credit or exchange only. For e-commerce sales, merchandise may be returned within 30 days for a full refund. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the consolidated balance sheets and was $0.1 million at February 1, 2014, and $0.2 million at February 2, 2013.
We recognize the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for gift cards, gift certificates and store credits until we are released from such liability. Our gift cards, gift certificates and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates and store credits are not redeemed or recovered (“breakage”). Based upon historical redemption trend data, we determined that the likelihood of redemption of unredeemed gift cards, gift certificates and store credits two years after their issuance is remote and, accordingly, we adjust our unearned revenue liability quarterly to record breakage as additional sales for gift cards, gift certificates and store credits that remained unredeemed two years after their issuance. Our net sales for fiscal 2013, 2012, and 2011 included benefits of $1.2 million, $1.1 million and $1.1 million, respectively, to reduce our unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities in the consolidated balance sheets and was $4.7 million and $5.4 million at February 1, 2014 and February 2, 2013, respectively. If actual redemptions ultimately differ from the assumptions underlying our breakage adjustments, or our future experience indicates the likelihood of redemption of gift cards, gift certificates and store credits becomes remote at a different point in time after issuance, we may recognize further significant adjustments to our accruals for such unearned revenue, which could have a significant effect on our net sales and results of operations.

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
We recognize membership fee revenue under the fashion insider program on a straight-line basis over the 12-month membership period. From time to time, we test alternative program structures, and promotions tied to the program, and may decide to further modify the program in ways that could affect customer usage patterns. As a result of this program testing and potential further modifications, we believe it is appropriate to maintain straight-line recognition of membership fee revenue. We may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales. The unearned revenue for this program is recorded in accrued liabilities in the consolidated balance sheets and was $5.5 million and $5.7 million at February 1, 2014 and February 2, 2013, respectively.
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
We convert into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if unredeemed after 60 days. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $0.8 million and $1.1 million at February 1, 2014 and February 2, 2013, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if we further modify the terms of the program in a way that affects expected redemption value and levels, we could record adjustments to the unearned revenue accrual, which would affect net sales.
Short-term Investments
Our short-term investments consisted of interest-bearing bonds of various U.S. Government agencies and certificates of deposit, have maturities that are less than one year and are carried at amortized cost plus accrued income due to our intent to hold to maturity. Short-term investments on the consolidated balance sheets were $7.4 million at February 1, 2014, and $67.7 million at February 2, 2013.
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
Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns, including permanent and promotional markdowns, on a cost basis in fiscal 2013, 2012, and 2011, were $91.0 million, $108.2 million, and $86.4 million, respectively, and represented 17.2%, 18.6%, and 13.9% of net sales, respectively. We accrued $4.7 million and $3.9 million for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, against the carrying value of merchandise inventories on our consolidated balance sheets as of February 1, 2014 and February 2, 2013, respectively.
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
Our evaluation during fiscal 2013, 2012, and 2011 included impairment testing of 80, 157, and 20 stores and resulted in 67, 116, and 18 stores being impaired, respectively, as their projected future cash flows were not sufficient to cover the net carrying value of their assets. As such, we recorded the following non-cash charges related to our retail stores within asset impairment in the consolidated statements of operations, to write down the carrying values of these stores' long-lived assets to their estimated fair values (in thousands except for number of stores).

	Fiscal Year
	2013	2012	2011
	(in thousands, expect for number of stores)
Aggregate carrying value of all long-lived assets impaired	$15,829	$27,086	$4,590
Less: Impairment charges	14,873	27,000	4,503
Aggregate fair value of all long-lived assets impaired	$956	$86	$87
Number of stores with asset impairment	67	116	18
Of the 5 stores that were tested and not impaired during fiscal 2013, as of February 1, 2014, one could be deemed to be at risk of future impairment. When making this determination, we considered the potential impact that reasonably possible changes to sales and gross margin performance versus our current projections for these stores could have on their current estimated cash flows.
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

We use the Black-Scholes option-pricing model to value stock options granted to employees. We use these values to recognize stock compensation expense for stock options. The Black-Scholes model is complex and requires significant exercise of judgment to estimate future common stock dividend yield, common stock expected volatility and the expected life of the stock options. These assumptions significantly affect our stock option valuations, and future changes in these assumptions could significantly change valuations of future stock option grants and, thus, affect future stock compensation expense. In addition, if circumstances were to change such that we determined stock option values were better represented by an alternative valuation method, such change could also significantly affect future stock compensation expense.
The vesting of performance share awards and performance stock units is based on corporate performance objectives. Performance share awards and performance stock units are expensed based on our quarterly assessment of likelihood of vesting based on the stated corporate performance objectives. During fiscal year 2013, the Company recognized compensation expense associated with the performance share awards and performance stock units in the first and second quarters and then reversed the compensation expense in the third quarter due to the decline in business performance.
The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Fiscal Year
	2013	2012	2011
	(in thousands)
Cost of sales	$300	$300	$271
Selling, general, and administrative expenses	1,344	2,649	4,376
Stock-based compensation	$1,644	$2,949	$4,647
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
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss ("NOLs"), pursuant to applicable accounting standards. In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized using all available positive and negative evidence, including our 3-year cumulative operating results, projected future taxable income and tax planning strategies. In projecting future taxable income, we begin with historical results adjusted for the results of changes in accounting policies and incorporate assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the business. These estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. In accordance with the applicable accounting standards, we maintain a valuation allowance for a deferred tax asset when it is deemed it to be more likely than not that some or all of the deferred tax asset will not be realized. As a result of our evaluation of all evidence as of February 2, 2013, we concluded that it was more likely than not that we would not realize our net deferred tax assets and we recorded a $71.1 million increase to provision for income taxes in order to establish a valuation allowance against our deferred tax assets. As a result, we have discontinued recognizing income tax benefits related to our NOLs until it is determined that it is more likely than not that we will generate sufficient taxable income to realize the benefits from our deferred tax assets. For further information, see Note 4 - "Income Taxes," to the Notes to Consolidated Financial Statements in this Annual Report.
Our effective income tax rate for fiscal 2013 was approximately negative 1.0% due in part to the maintenance of the valuation allowance against our net deferred tax assets. We also incurred cash payable for income taxes for the fiscal year of approximately 0.7% of pre-tax loss, representing certain state income taxes.
Our effective income tax rate for fiscal 2012 was approximately negative 61.0% due to the establishment of the valuation allowance against our net deferred tax assets. We also incurred cash payable for income taxes for the fiscal year of approximately 0.2% of pre-tax loss, representing certain state income taxes.

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
Despite these ownership changes, we may utilize all of our $165.0 million of NOLs as of February 1, 2014, to offset future taxable income. We may experience additional ownership changes in the future, which could further limit the amount of federal NOLs annually available. As of February 1, 2014, there have been no ownership changes since 2006.
In addition, we may determine that varying state laws with respect to NOL utilization may result in lower limits, or an inability to utilize NOLs in some states altogether, which could result in us incurring additional state income taxes. Through a series of legislative actions, the State of California suspended our ability to utilize NOLs to offset taxable income in fiscal years 2008 through 2011. As a result, we incurred additional cash state income taxes in California. The Company may also generate income in future periods on a federal alternative minimum tax basis, which would result in alternative minimum taxes payable on a portion of such income.
The calculation of our tax assets involves assessing uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our operations. At February 1, 2014, we had no significant unrecognized tax benefits or expenses that, if recognized, would affect our effective income tax rate in future periods. We are currently unaware of any issues under review that could result in significant payments, accruals or material deviations from our recognized tax positions. However, if we later identify other income tax issues that result in significant additional payments or necessary accruals, this could have a material adverse effect on our reported results.
Insurance Reserves
We are partially self-insured for our workers’ compensation and employee group health plans. Under the workers’ compensation insurance program, we are liable for a deductible of $0.25 million for each individual claim and an aggregate annual liability of $1.4 million. Under our employee group health plan, we are liable for a deductible of $0.175 million for each claim and an aggregate monthly liability of $0.5 million. The monthly aggregate liability is subject to adjustment based on the number of participants in the plan each month. For both of these insurance plans, we record a liability for the costs associated with reported claims and a projected estimate for unreported claims considering historical experience and industry standards. We will continue to adjust the estimates as actual experience dictates. A significant change in the number or dollar amount of claims could cause us to revise our estimate of potential losses and affect our reported results. Included in accrued liabilities within the consolidated balance sheets as of February 1, 2014 and February 2, 2013, are $2.1 million and $2.1 million, respectively, for reported claims and estimated unreported claims under our self-insured workers’ compensation and employee group health plans.
Legal Loss Contingencies
We are subject to the possibility of various legal losses. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. As of February 1, 2014, we do not have an accrual recorded for loss contingencies in connection with the litigation matters discussed in Note 7 - "Commitments and Contingencies" to the Consolidated Financial Statements elsewhere in this Annual Report. We are vigorously defending the pending matters and will continue to evaluate our potential exposure and estimated costs as these matters progress. Future developments may require us to accrue for one or more matters, which could have a material adverse effect on our results of operations or financial condition.
Current Trends and Outlook
The overall retail environment in the U.S. showed modest improvement in 2013. However, for most teen apparel retailers, comparable store sales performance was stronger in the first half compared to the second half of fiscal 2013 with several reporting sequential decline in comparable store sales performance in the third and fourth quarters of fiscal 2013. We believe the soft sales trend has continued at the start of 2014, with general economic weakness and unseasonably cold temperatures and heavy snowfall in many parts of the U.S. negatively impacting retail sales.

Following material erosion in the financial performance of our business that began in the third quarter of fiscal 2011 and continued through fiscal 2012, in early fiscal 2013, we refocused on Wet Seal's mid-teen target customer and re-established a fast fashion merchandising practice at Wet Seal and created a more engaging shopping experience through in-store collateral and visual presentation. These efforts led to improved comparable store sales and merchandise margin trends and net income in each of the first two quarters of fiscal 2013.
In late August 2013, however, during the latter portion of the back-to-school selling season, we again began to experience weakening comparable store sales and merchandise margin trends, which continued to intensify through the remainder of the fiscal year and have continued into the early weeks of fiscal 2014. We attribute the declining performance trend to a number of factors, including softness in mall traffic, an intense promotional environment throughout specialty retail apparel, weakness in certain of our merchandise trends and in fast fashion merchandise in general, and challenging economic conditions, especially for our middle- and lower-middle income target customers. These factors contributed to merchandise margin pressure throughout the second half of fiscal 2013 and to comparable store sales declines beginning in the fourth quarter of fiscal 2013. As a result, we incurred significant operating and net losses in the third and fourth quarters of fiscal 2013 and are projecting significant operating and net losses in the first quarter of fiscal 2014.
Through a strategic review of business in late fiscal 2013, we have identified several strategies to turnaround our recent business trends, drive sales productivity and merchandise margin, and grow our business over the long-term. The key objectives of our plan are to improve Wet Seal and Arden B store performance, drive significant multi-year growth of our e-commerce business, rebalance our store base to include a greater mix of outlet center and off-mall locations, and expand our Wet Seal plus-size business.
Our performance is subject to general economic conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high tax rates and high fuel prices and their impact on levels of consumer confidence and consumer spending. Consumer purchases of discretionary items, including our merchandise, often decline during periods when disposable income is adversely affected or there is economic uncertainty. As a result of increases in payroll taxes and high fuel costs, as well as the continued elevated rate of unemployment, particularly in the teen sector, disposable income has decreased, which has adversely impacted demand for our merchandise and may continue to do so. In addition, continued difficult economic conditions may impact many facets of our operations, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations to us. If pressures on disposable income and poor economic conditions in the U.S. and world economic markets continue, or if they deteriorate further, our business, financial condition, and results of operations may be adversely affected.
Our comparable store sales decreased 4.1% during fiscal 2013, driven by a 3.6% comparable store sales decrease in our Wet Seal division and a 7.6% comparable store sales decrease in our Arden B division. The Wet Seal division's comparable store sales decrease was primarily driven by a decrease in transaction volume and average dollar sales per transaction, which was driven by decreases in average unit selling price and units purchased per customer. The Arden B division comparable store sales decrease was primarily driven by a decline in transaction volume and a decrease in average dollar sales per transaction, which was driven by a decrease in average units purchased per customer, partially offset by an increase in average unit selling price. We attribute the decline in performance at Wet Seal and Arden B to the factors noted above. Our combined e-commerce sales decreased by $4.1million to $31.2 million in fiscal 2013 from $35.3 million in fiscal 2012. In November 2013, we implemented a new e-commerce platform at both Wet Seal and Arden B, which enhanced our online merchandising and mobile commerce capabilities. The use of mobile devices by consumers to order products online has increased each year for the past few years and prior to the new e-commerce platform, we were unable to effectively process online orders from our customers using mobile devices.
Store Openings and Closures
During fiscal 2013, we opened 26 and closed 19 Wet Seal stores and closed 5 Arden B stores. We believe future closures for at least the next 12 months will primarily result from lease expirations where we decide not to extend, or are unable to extend, a store lease.
We currently plan to open 10 new Wet Seal stores in fiscal 2014, primarily to replace the approximately 17 stores that will be closing upon lease expiration during the year, with openings primarily in outlet and off-mall centers. We currently plan to close approximately 13 Arden B stores in fiscal 2014 upon lease expiration, as we focus efforts on improving merchandising and marketing strategies in that business.

Results of Operations
The following table sets forth selected statements of operations data as a percentage of net sales for the fiscal year indicated. The discussion that follows should be read in conjunction with the table below:

	Fiscal Year
	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	74.5	75.8	68.5
Gross margin	25.5	24.2	31.5
Selling, general, and administrative expenses	29.9	31.6	26.8
Asset impairment	2.8	4.7	0.7
Operating (loss) income	(7.2)	(12.1)	4.0
Interest (expense) income, net	(—)	(—)	—
(Loss) income before provision for income taxes	(7.2)	(12.1)	4.0
Provision for income taxes	0.1	7.4	1.6
Net (loss) income	(7.3)%	(19.5)%	2.4%
Fiscal 2013 compared to Fiscal 2012
The following summarizes the consolidated operating results of our company. This discussion is followed by an overview of operating results by reportable segment. Fiscal 2013 includes 52 weeks of operations and fiscal 2012 includes 53 weeks of operations.
Net Sales

	2013	Change From Prior Fiscal Year		2012
	($ in millions)
Net sales	$530.1	$(50.3)	(8.7)%	$580.4
Comparable store sales decrease			(4.1)%
Net sales for fiscal 2013 decreased primarily as a result of the following:

•
A decrease of 4.1% in comparable store sales, resulting from a 0.9% decrease in comparable store average transactions and a 3.2% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to a 2.7% decrease in the number of units purchased per customer, and a decrease of 0.8% in average unit retail prices;

•	The decrease in the number of weeks in the fiscal year, from 53 weeks in fiscal 2012 to 52 weeks in fiscal 2013;

•
A decrease in e-commerce sales compared to the prior year, which is not a factor in calculating our comparable store sales, of $4.1 million, from $35.3 million in fiscal 2012 to $31.2 in fiscal 2013; and

•	A decrease in the average number of stores open during the year, from 553 stores in fiscal 2012 to 530 stores in fiscal 2013.
Versus the comparable 52 week period from last year, net sales for fiscal 2013 declined approximately 3% at Wet Seal, 28% at Arden B and 7% on a consolidated basis.
Cost of Sales

	2013	Change From Prior Fiscal Year		2012
	($ in millions)
Cost of sales	$394.9	$(45.0)	(10.2)%	$439.9
Percentage of net sales	74.5%		(130) bps	75.8%

Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.
Cost of sales as a percentage of net sales decreased due primarily to an increase in merchandise margin of 180 basis points as a result of lower markdown rates in both the Wet Seal and Arden B divisions, as compared to the prior year, offset by the deleveraging effect on occupancy costs of 50 basis points from the decline in comparable store sales.
Cost of sales decreased primarily due to the lower sales discussed above and lower occupancy cost as a result of the lower average store count.
Selling, General, and Administrative Expenses (SG&A)

	2013	Change From Prior Fiscal Year		2012
	($ in millions)
Selling, general, and administrative expenses	$158.3	$(25.5)	(13.9)%	$183.8
Percentage of net sales	29.9%		(170) bps	31.6%
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
Selling expenses decreased approximately $8.0 million from the prior year, to $124.1 million. As a percentage of net sales, selling expenses were 23.4%, or 60 basis points higher than a year ago.
The following contributed to the current year decrease in selling expenses:

•	A $5.8 million decrease in store and field wages and benefits due to a 52 week period in fiscal 2013 versus a 53 week period in fiscal 2012, as well as improved control over store payroll hours;

•	A $1.1 million decrease in advertising and marketing expenditures driven by a decrease in our e-commerce advertising, primarily due to a decrease in sales volume;

•	A $0.8 million decrease in merchandise delivery and freight costs due to fewer units processed and shipped to stores;

•	A $0.3 million decrease in credit card fees due to decreased sales volume;

•	A $0.2 million decrease in store supplies;

•	A $0.1 million decrease in bad debt and over/short due to credit card interchange rebates;

•	A $0.1 million decrease in security costs due to fewer electronic article surveillance system repairs;

•	A $0.1 million decrease in hangers costs due to decreased sales volume; and

•	A $0.1 million decrease in store and field travel.
However, the decreases in selling expenses were partially offset by the following increases:

•	A $0.5 million increase in our internet production and fulfillment costs due to higher shipping and handling expenses and higher temporary fulfillment for the holidays; and

•	A $0.2 million increase in store meeting costs.
General and administrative expenses decreased approximately $17.5 million from the prior year, to $34.2 million. As a percentage of net sales, general and administrative expenses were 6.5%, or 230 basis points lower than a year ago.
The following contributed to the current year decrease in general and administrative expenses:

•	A $11.5 million decrease in legal fees and settlement costs associated with various legal matters;

•	A $2.4 million decrease in severance as the prior year included severance for our former Chief Executive Officer, Chief Operating Officer and various other employees;

•	A $2.2 million decrease in consulting fees due to the prior year including two investment banker retention agreements;

•	A $1.2 million decrease in stock compensation due to higher executive stock compensation in the prior year for the previous Chief Executive Officer and Chief Operating Officer;

•
A $0.4 million decrease in Board of Directors' fees and expenses as the prior year included a cash payment to our previous Chairman of the Board for additional services provided and for new directors added to the Board;

•	A $0.3 million decrease in corporate wages and benefits due to workforce reduction completed in the prior year;

•	A $0.3 million decrease in asset disposal costs as the prior year included disposal of two obsolete e-commerce projects;

•	A $0.2 million decrease in payroll processing fees; and

•	A $0.2 million decrease in corporate recruiting fees.
However, the decreases in general and administrative expenses were partially offset by the following increases:

•	A $0.4 million increase in computer maintenance as a result of increased vendor maintenance contracts, compared to the prior year;

•	A $0.4 million increase in insurance premiums;

•	A $0.1 million increase in depreciation primarily due to a recently implemented internet platform upgrade and various other capital expenditures;

•	A $0.1 million increase in capital taxes; and

•	A $0.2 million increase in travel, meeting and other costs.
Asset Impairment

	2013	Change From Prior Fiscal Year		2012
	($ in millions)
Asset impairment	$14.9	$(12.1)	(44.8)%	$27.0
Percentage of net sales	1.3%		(340) bps	4.7%
Based on our quarterly assessments of the carrying value of long-lived assets, during fiscal 2013 and fiscal 2012, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such stores' respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $14.9 million and $27.0 million, respectively.
Interest Expense, Net

We generated interest expense, net, of less than $0.1 million during both fiscal 2013 and fiscal 2012 primarily from the amortization of deferred financing costs, partially offset by earnings from investments in cash and cash equivalents and short-term investments.
Provision for Income Taxes

	2013	Change From Prior Fiscal Year		2012
	($ in millions)
Provision for income taxes	$0.4	$(42.5)	(99.1)%	$42.9
Realization of our deferred income tax assets was deemed not to be more likely than not due to our three-year cumulative operating losses, and we established a valuation allowance against all of our deferred tax assets in fiscal 2012. Accordingly, we did not record a tax benefit for pretax losses during fiscal 2013. We have periodically reviewed all evidence related to the realization of our deferred income tax assets during fiscal 2013, and determined that it is more likely than not the deferred tax asset will not be realized. We recognized a provision for income taxes that resulted in an effective tax rate of negative 1.0% during fiscal 2013 for federal and state income taxes. This effective rate is due to certain state income taxes for fiscal 2013 that are not based on consolidated net income. As a result, our effective tax rate for fiscal 2013 is not comparable to the effective tax rate for fiscal 2012. We have NOLs available, subject to certain limitations, to offset our regular taxable income.

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
Wet Seal:

(in thousands, except percentages, sales per square foot and number of stores data)	Fiscal 2013	Fiscal 2012
Net sales	$469,726	$495,027
Percentage of consolidated net sales	89%	85%
Comparable store sales percentage decrease compared to the prior fiscal year	(3.6)%	(10.1)%
Operating loss	$(777)	$(13,086)
Sales per square foot	$236	$245
Number of stores as of year-end	475	468
Square footage as of year-end	1,888	1,871
The comparable store sales decrease during fiscal 2013 was due to a decrease of 3.1% in comparable store average dollar sales per transaction and a 0.6% decrease in comparable store average transactions. The decrease in comparable store average dollar sales per transaction resulted from a 2.7% decrease in units purchased per customer and a 0.7% decrease in our average unit retail prices. The net sales decrease was attributable to a $2.4 million decrease in net sales in our e-commerce business, the decrease in number of weeks in the fiscal year, from 53 weeks in fiscal 2012 to 52 weeks in fiscal 2013, and the comparable store sales decrease, partially offset by an increase in the average number of stores open as compared to the prior year.
Wet Seal generated operating losses of 0.2% and 2.6% of net sales during fiscal 2013 and fiscal 2012, respectively. In the first half of fiscal 2013, we quickly refocused on Wet Seal’s core mid-teen target customer, re-established a fast fashion merchandising practice at Wet Seal and created a more engaging shopping experience through in-store collateral and visual presentation. These efforts led to improved comparable store sales and merchandise margin trends and operating income in each of the first two quarters of fiscal 2013. In late August 2013, during the latter portion of the back-to-school selling season, we again began to experience weakening comparable store sales and merchandise margin trends, which continued to intensify through the remainder of the fiscal year. These factors contributed to merchandise margin weakness throughout the second half of fiscal 2013 and to comparable store sales declines beginning in the fourth quarter of fiscal 2013. The operating losses in fiscal 2013 and fiscal 2012 included asset impairment charges of $12.7 million and $24.0 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.
Arden B:

(in thousands, except percentages, sales per square foot and number of stores data)	Fiscal 2013	Fiscal 2012
Net sales	$60,408	$85,370
Percentage of consolidated net sales	11%	15%
Comparable store sales percentage decrease compared to the prior fiscal year	(7.6)%	(9.9)%
Operating loss	$(4,398)	$(7,757)
Sales per square foot	$284	$296
Number of stores as of year-end	57	62
Square footage as of year-end	178	192
The comparable store sales decrease during fiscal 2013 was due to a decrease of 5.9% in comparable store average transactions and a decrease of 2.0% in comparable store average dollar sales per transaction. The decrease in comparable store average dollar sales per transaction resulted from a 6.3% decrease in units purchased per customer, partially offset by a 4.6% increase in our average unit retail prices. The net sales decrease was attributable to the comparable store sales decline, a decrease in the number of stores compared to the prior year, a decrease of $1.7 million in net sales in our e-commerce business, and the decrease in the number of weeks in the fiscal year, from 53 weeks in fiscal 2012 to 52 weeks in fiscal 2013.

Arden B generated operating losses of 7.3% and 9.1% of net sales during fiscal 2013 and fiscal 2012, respectively. Arden B had positive comparable store sales and positive merchandise margin trends and operating profit in each of the first two quarters of fiscal 2013 compared to operating losses in each of the first two quarters of fiscal 2012. In September 2013, we again began to experience negative comparable store sales, which continued to intensify through the remainder of the fiscal year. In addition, beginning at the end of the first quarter of fiscal 2013, inventory levels on an average per square foot basis were significantly lower than the prior year, which negatively impacted sales. As a result, while still lower than the third and fourth quarters of fiscal 2012, we again incurred significant operating losses in the third and fourth quarters of fiscal 2013. The operating losses in fiscal 2013 and fiscal 2012 included asset impairment charges of $2.2 million and $3.0 million, respectively, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.
Fiscal 2012 compared to Fiscal 2011
The following summarizes the consolidated operating results of our company. This discussion is followed by an overview of operating results by reportable segment. Fiscal 2012 includes 53 weeks of operations and fiscal 2011 includes 52 weeks of operation.
Net Sales

	2012	Change From Prior Fiscal Year		2011
	($ in millions)
Net sales	$580.4	$(39.7)	(6.4)%	$620.1
Comparable store sales increase			(10.1)%
Net sales for fiscal 2012 increased primarily as a result of the following:

•
A decrease of 10.1% in comparable store sales, resulting from a 10.7% decrease in comparable store average transactions, partially offset by a 0.5% increase in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction increased mainly due to a 3.2% increase in the number of units purchased per customer, partially offset by a 3.0% decrease in average unit retail prices; and

•	A decrease in number of stores open, from 558 stores as of January 28, 2012, to 530 stores as of February 2, 2013 .
Net sales for our e-commerce business compared to the prior year, which is not a factor in calculating our comparable store sales, remained consistent at $35.3 million.
Cost of Sales

	2012	Change From Prior Fiscal Year		2011
	($ in millions)
Cost of sales	$439.9	$15.2	3.6%	$424.7
Percentage of net sales	75.8%		730 bps	68.5%
Cost of sales as a percentage of net sales increased due primarily to a decrease in merchandise margin as a result of significantly higher markdown rates in both the Wet Seal and Arden B divisions, as compared to the prior year, and the de-leveraging effect on occupancy costs from the decline in comparable store sales.
Cost of sales increased primarily due to higher markdowns, partially offset by a decrease in occupancy cost as a result of the decrease in number of stores, from 558 stores as of January 28, 2012, to 530 stores as of February 2, 2013.

Selling, General, and Administrative Expenses (SG&A)

	2012	Change From Prior Fiscal Year		2011
	($ in millions)
Selling, general, and administrative expenses	$183.8	$17.9	10.8%	$165.9
Percentage of net sales	31.6%		480 bps	26.8%
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

•
A $0.4 million net increase in store payroll and benefits costs due to a 53 week period in fiscal 2012 versus a 52 week period in fiscal 2011, partially offset by our decline in comparable store sales and number of stores;

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

•
A $2.4 million increase in professional fees associated with a proxy solicitation, which included two investment banker retention agreements and which led to the replacement of four members of our Board of Directors;

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

Asset Impairment

	2012	Change From Prior Fiscal Year		2011
	($ in millions)
Asset impairment	$27.0	$22.5	499.6%	$4.5
Percentage of net sales	4.7%		400 bps	0.7%
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
As a result of our evaluation of the realizability of our net deferred tax assets as of February 2, 2013, we concluded, based upon review of all evidence, that it was more likely than not that our deferred tax assets will not be realized and, accordingly, recorded a provision for income taxes of $71.1 million to establish a valuation allowance against our deferred tax assets. Despite our pre-tax losses in fiscal 2012, we recognized a net provision for income taxes. As a result, our effective tax rates for fiscal 2012 and fiscal 2013 are not comparable to the effective tax rate for fiscal 2011.
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
Liquidity and Capital Resources
In recent years, we have maintained strong levels of cash, cash equivalents and investments and extinguished our debt.  However, in fiscal 2013, we incurred a net loss of $38.4 million and negative cash flow from operations of $17.6 million.  As of February 1, 2014, we had cash and cash equivalents and short-term investments of $46.2 million. As more fully described in the Subsequent Event section below, on March 26, 2014, we consummated the sale of $27 million of convertible notes as well as warrants to purchase up to 8.8 million shares of our Class A common stock in a private placement to a single institutional investor with net proceeds of approximately $25 million to us. We believe we have sufficient liquidity for fiscal 2014. However, if we continue to experience negative cash flow from operations, we will need to continue to rely on our cash reserves to fund our business or seek additional capital.  There can be no assurance that any additional equity or debt financing would be available to us, or if available, that such financing would be on favorable terms to us.  Accordingly, if our business does not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various actions, such as down-sizing and/or eliminating certain operations, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions, and our business may be adversely affected.
The following table presents selected data from our consolidated statements of cash flows (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011

Net cash (used in) provided by operating activities	$(17,589)	$(26,191)	$61,900
Net cash provided by (used in) investing activities	38,717	(88,100)	23,514
Net cash used in financing activities	(24,635)	(615)	(53,591)
Net (decrease) increase in cash and cash equivalents	(3,507)	(114,906)	31,823
Cash and cash equivalents, beginning of year	42,279	157,185	125,362
Cash and cash equivalents, end of year	$38,772	$42,279	$157,185

Fiscal 2013
For fiscal 2013, cash used in operating activities was comprised of net loss of $38.4 million and a net use of cash from changes in other operating assets and liabilities of $10.2 million, partially offset by net non-cash charges, primarily depreciation and amortization, asset impairment, deferred income taxes, and stock-based compensation, of $31.0 million.
For fiscal 2013, net cash provided by investing activities was comprised of $69.7 million of proceeds from maturity of marketable securities, partially offset by $21.5 million of capital expenditures, primarily for the remodeling of existing Wet Seal and Arden B stores upon lease renewals and/or store relocations, construction of new Wet Seal stores, and investment in the information technology infrastructure within our corporate offices, and $9.5 million of cash invested into short-term investments. Capital expenditures that remain unpaid as of February 1, 2014, have decreased $0.2 million since the end of fiscal 2012. We expect to pay nearly all of the balance of such amounts during the first quarter of fiscal 2014.
For fiscal 2013, net cash used in financing activities was comprised primarily of $25.4 million used to repurchase 5,565,873 shares of our Class A common stock under a $25.0 million share repurchase program and 114,253 shares of our Class A common stock to satisfy employee withholding tax obligations, upon performance and restricted stock vestings, slightly offset by $0.7 million of proceeds from the exercise of stock options. During August 2013, we retired 6,517,370 shares of our Class A common stock held in treasury. In accordance with Delaware law and the terms of our certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.
Fiscal 2012
For fiscal 2012, cash used in operating activities was comprised of net loss of $113.2 million and a net use of cash from changes in other operating assets and liabilities of $3.8 million, partially offset by net non-cash charges, primarily depreciation and amortization, asset impairment, deferred income taxes, and stock-based compensation, of $90.8 million.
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
Fiscal 2011
For fiscal 2011, cash provided by operating activities was comprised of net income of $15.1 million, net non-cash charges, primarily depreciation and amortization, asset impairment, stock-based compensation and provision for deferred income taxes, of $37.9 million, and a net source of cash from changes in other operating assets and liabilities of $9.3 million, which includes $9.5 million of no prepayment of February rents and other landlord costs due to the relatively early timing of our year-end date, partially offset by an increase in merchandise inventories over the increase of merchandise payables of $0.4 million.
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
At February 1, 2014, the amount outstanding under the Facility consisted of $1.0 million in open documentary letters of credit related to merchandise purchases and $1.8 million in outstanding standby letters of credit. At February 1, 2014, we had $32.2 million available for cash advances and/or for the issuance of additional letters of credit, and we were in compliance with all covenant requirements under the Facility.
On March 20, 2014, we amended the terms of the Facility in order to permit the issuance of the convertible notes and warrants and for the amortization of the convertible notes described below in the Subsequent Event section.
Subsequent Event

On March 26, 2014, we consummated the sale of $27 million of convertible notes as well as warrants to purchase up to 8.8 million shares of our Class A common stock in a private placement to a single institutional investor with net proceeds of approximately $25 million to us. We intend to use the proceeds for general corporate purposes.
The convertible notes bear interest at a rate of 6% per year, subject to certain adjustments, and mature in March 2017. The convertible notes are convertible, at the holder's option, into shares of our Class A common stock at a price of $1.84 per share, subject to customary adjustments. Interest on the convertible notes is payable monthly and the principal amount of the convertible notes will amortize monthly with payments beginning September 26, 2014. Monthly interest and principal payments may be settled in cash or shares of our Class A common stock, at our option, subject to certain conditions. Also subject to certain conditions, at any time from and after April 26, 2015, solely if we are making the scheduled amortization payment for such scheduled amortization date in shares of common stock, the holder may accelerate a limited amount of scheduled amortization payments.
In connection with the sale of the convertible notes, we issued warrants to purchase up to 8.8 million shares of our Class A common stock. The warrants will be exercisable at $2.12 per share, subject to potential future anti-dilution adjustments. The warrants will be exercisable beginning six months and one day after issuance through September 27, 2019. In addition, the exercise price is also subject to a “full ratchet” anti-dilution adjustment, subject to customary exceptions, in the event that we issue or are deemed to have issued securities at a price lower than the then applicable exercise price, subject to a floor on the exercise price of $1.76 per share.
Pursuant to the terms of a registration rights agreement entered into with the investor, we agreed to file within 45 days of the closing of this transaction a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of, or as payment of principal and interest on, the convertible notes and upon exercise of the warrants.

Capital Expenditures
We estimate that, in fiscal 2014, capital expenditures will be between $12.0 million and $13.0 million, of which approximately $6.0 million to $7.0 million is expected to be for the remodeling and/or relocation of existing Wet Seal stores upon lease renewals and the construction of new Wet Seal stores. We anticipate receiving approximately $1.5 million in tenant improvement allowances from landlords, resulting in net capital expenditures of between $10.5 million and $11.5 million.
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
We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through fiscal 2012 as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced by our vendors, and increasing fuel costs. Costs for merchandise sourced in China have stabilized and we did not experience material cost increases in fiscal 2013. However, the value of China's currency relative to the dollar has risen steadily since 2010. The continued rising value of the currency in China relative to the U.S. dollar may have an adverse impact on future product costs. When we do receive cost increases, we leverage our large vendor base to lower costs where possible and we identify new vendors and assess ongoing promotional strategies in efforts to maintain or improve upon historical merchandise margin levels. We cannot be certain that our business will not be affected by inflation in the future.
Consumer Spending
The financial performance of our business is susceptible to declines in discretionary consumer spending, availability of consumer credit and low consumer confidence in the United States. Increasing fuel prices, commodity costs and payroll and other taxes, as well as the continued elevated rate of unemployment, particularly in the teen sector, may also cause a shift in consumer demand away from the retail clothing products that we offer. There are no guarantees that government or other initiatives will limit the duration or severity of the current economic challenges or stabilize factors that affect our sales and profitability. Continuing adverse economic trends could affect us more significantly than companies in other industries.
Commitments and Contingencies
Our principal contractual obligations and commercial commitments at February 1, 2014, are summarized in the following charts. We have no other off-balance sheet commitments.

Contractual Obligations (in thousands)	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	Over 5 Years
Lease commitments:
Operating leases	$387,600	$63,100	$119,000	$100,500	$105,000
Fixed common area maintenance	105,500	16,600	33,800	27,800	27,300
Supplemental Employee Retirement Plan	1,991	220	440	440	891
Merchandise on order with suppliers	76,630	76,630	—	—	—
Total	$571,721	$156,550	$153,240	$128,740	$133,191
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

We place merchandise orders approximately 30 to 60 days in advance for domestic merchandise and 70 to 160 days in advance for imported merchandise. We do not maintain any significant long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. We have markdown risk to the extent we do not ultimately achieve adequate sell-through on such merchandise.
Our other commercial commitments consist of letters of credit primarily for the procurement of domestic and imported merchandise and to secure obligations to certain insurance providers, and are secured through our Facility. At February 1, 2014, our contractual commercial commitments under these letter of credit arrangements were as follows:

Other Commercial Commitments (in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1–3 Years	3–5 Years	Over 5 Years
Letters of credit	$2,787	$2,787	—	—	—
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At February 1, 2014, no borrowings were outstanding under the Facility. At February 1, 2014, the weighted average interest rate on borrowings under the Facility was 1.85%. Based upon a sensitivity analysis as of February 1, 2014, if we had average outstanding borrowings of $1.0 million during fiscal 2013, a 50 basis point increase in interest rates would have had an immaterial impact for fiscal 2013.
As of February 1, 2014, we were not a party to any derivative financial instruments.
Foreign Currency Exchange Rate Risk
We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of February 1, 2014 would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.
Item 8. Financial Statements and Supplementary Data
Information with respect to this item is set forth under Item 15.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 1, 2014.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended February 1, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2014, based on the framework in Internal Control—Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of February 1, 2014.
Our internal control over financial reporting as of February 1, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Wet Seal, Inc.:
We have audited the internal control over financial reporting of The Wet Seal, Inc. and subsidiaries (the “Company”) as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control—Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 1, 2014, of the Company and our report dated March 27, 2014, expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, CA
March 27, 2014

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant
Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of February 1, 2014.
Item 11. Executive Compensation
Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of February 1, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of February 1, 2014.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of February 1, 2014.
Item 14. Principal Accountant Fees and Services
Information with respect to this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC within 120 days of February 1, 2014.

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

3.2	Amended and Restated Bylaws of our company (incorporated by reference to Exhibit 3.1 of our company's Current Report on Form 8-K filed on May 29, 2009)

4.1	Specimen Certificate of the Class A Stock, par value $.10 per share (incorporated by reference to Exhibit 4.1 of our company's Registration Statement on Form S-1 filed September 2, 1992)

4.2	Specimen Certificate of the Class B Stock, par value $.10 per share (incorporated by reference to Exhibit 4.2 of our company's Registration Statement on Form S-1 filed September 2, 1992)

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

10.1.3	Lease Addendum between our company and FFP, LLC, dated December 3, 2013 (incorporated by reference to Exhibit 10.1 of our company's Current Report on Form 8-K filed December 6, 2013)

10.2*	1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of our company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997)

10.2.1*	Second Amendment to the 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10.1 of our company's Annual Report on Form 10-K the fiscal year ended February 2, 2002)

10.3*	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 of our company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998)

10.4*	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of our company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001)

10.5*	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit B of our company’s Definitive Proxy Statement on Form DEF 14A, dated April 19, 2010)

10.6*
Form of Indemnification Agreement between our company and members of our Board of Directors (incorporated by reference to Exhibit 10.33 of our company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2005)

10.7*
Employment Agreement between our company and Sharon Hughes, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on November 20, 2009)

10.8*
Employment Agreement between our company and Steven H. Benrubi, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 4, 2010)

10.8.1*
Employment Agreement Termination Agreement between our company and Steven H. Benrubi, dated April 8, 2013 (incorporated by reference to Exhibit 10.2 of our company's Current Report on Form 8-K filed on April 11, 2013).

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

10.11.1	First Amendment and Consent to Amended and Restated Credit Agreement entered into by and between our company and Bank of America, N.A., dated as of March 20, 2014

10.12
Amended and Restated Security Agreement entered into among our company, Bank of America, N.A. and certain other parties thereto, dated as of February 3, 2011 (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on February 9, 2011)

10.13	Letter Agreement, dated October 4, 2012, between our company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.1 of our company's Current Report on Form 8-K filed on October 5, 2012)

10.14*
Employment Agreement between our company and John D. Goodman, dated as of January 7, 2013 (incorporated by reference to Exhibit 10.1 of our company's Current Report on Form 8-K filed on January 7, 2013)

10.15*	The Wet Seal, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 11, 2013).

10.16*	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on April 11, 2013).

10.17*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on April 11, 2013).

10.18
Settlement Agreement, dated May 8, 2013, between our company and Nicole Cogdell et al. (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013)

10.19*	Offer Letter, dated as of May 31, 2013, entered into between the Company and Ms. Lesli R. Gilbert. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 13, 2013).

10.20	Agreement, dated March 9, 2014, between the Clinton Group, Inc. and the Company (incorporated by reference to Exhibit 10.1 of our company's Current Report on Form 8-K filed on March 10, 2014)

10.21	Securities Purchase Agreement, dated as of March 20, 2014 (incorporated by reference to Exhibit 10.1 of our company's Current Report on Form 8-K filed on March 21, 2014)

10.22	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.2 of our company's Current Report on Form 8-K filed on March 21, 2014)

10.23	Form of Warrant (incorporated by reference to Exhibit 10.3 of our company's Current Report on Form 8-K filed on March 21, 2014)

10.24	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of our company's Current Report on Form 8-K filed on March 21, 2014)

10.25	Form of Guaranty (incorporated by reference to Exhibit 10.5 of our company's Current Report on Form 8-K filed on March 21, 2014)

10.26	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.6 of our company's Current Report on Form 8-K filed on March 21, 2014)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of our company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files

* Management contract or compensatory plan or arrangement.

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

Date Signed: March 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

	Signatures	Title	Date Signed

/s/	JOHN D. GOODMAN	Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2014
John D. Goodman

/s/	STEVEN H. BENRUBI	Executive Vice President and Chief Financial Officer (Principal	March 27, 2014
	Steven H. Benrubi	Financial and Accounting Officer)

/s/	LYNDA J. DAVEY	Chairperson of the Board of Directors	March 27, 2014
Lynda J. Davey

/s/	JOHN S. MILLS	Vice Chairman of the Board of Directors	March 27, 2014
John S. Mills

/s/	DORRIT M. BERN	Director	March 27, 2014
Dorrit M. Bern

/s/	KATHY BRONSTEIN	Director	March 27, 2014
Kathy Bronstein

/s/	NANCY LUBLIN	Director	March 27, 2014
Nancy Lublin

/s/	KENNETH M. REISS	Director	March 27, 2014
Kenneth M. Reiss

/s/	ADAM ROTHSTEIN	Director	March 27, 2014
Adam Rothstein

/s/	DEENA VARSHAVSKAYA	Director	March 27, 2014
Deena Varshavskaya

THE WET SEAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	F-2

FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013	F-3
Consolidated Statements of Operations for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012	F-4
Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012	F-5
Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012	F-6
Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012	F-7
Notes to Consolidated Financial Statements	F-8

FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Wet Seal, Inc.
We have audited the accompanying consolidated balance sheets of The Wet Seal, Inc. and subsidiaries (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Wet Seal, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control—Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, CA
March 27, 2014

THE WET SEAL, INC.
CONSOLIDATED BALANCE SHEETS

	February 1, 2014	February 2, 2013
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,772	$42,279
Short-term investments	7,386	67,694
Income tax receivables	141	286
Other receivables	3,230	1,738
Merchandise inventories	31,209	33,788
Prepaid expenses and other current assets	12,742	13,443
Total current assets	93,480	159,228
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	78,097	90,666
Furniture, fixtures, and equipment	60,143	62,486
	138,240	153,152
Less accumulated depreciation and amortization	(81,951)	(88,927)
Net equipment and leasehold improvements	56,289	64,225
OTHER ASSETS:
Other assets	1,970	3,053
Total other assets	1,970	3,053
TOTAL ASSETS	$151,739	$226,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—merchandise	$18,530	$16,978
Accounts payable—other	8,814	18,116
Accrued liabilities	20,704	26,347
Current portion of deferred rent	3,508	2,289
Total current liabilities	51,556	63,730
LONG-TERM LIABILITIES:
Deferred rent	31,066	32,136
Other long-term liabilities	1,784	1,908
Total long-term liabilities	32,850	34,044
Total liabilities	84,406	97,774
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, authorized, 2,000,000 shares; no shares issued and outstanding at February 1, 2014, and February 2, 2013, respectively	—	—
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 84,730,594 shares issued and 84,695,369 shares outstanding at February 1, 2014, and 90,541,144 shares issued and 89,730,376 shares outstanding at February 2, 2013	8,473	9,054
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding at February 1, 2014, and February 2, 2013, respectively	—	—
Paid-in capital	216,944	239,698
Accumulated deficit	(157,864)	(119,481)
Treasury stock, 35,225 shares and 810,768 shares, at cost, at February 1, 2014, and February 2, 2013, respectively	(68)	(412)
Accumulated other comprehensive loss	(152)	(127)
Total stockholders’ equity	67,333	128,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,739	$226,506
See notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands, except share and per share data)
Net sales	$530,134	$580,397	$620,097
Cost of sales	394,896	439,896	424,661
Gross margin	135,238	140,501	195,436
Selling, general, and administrative expenses	158,311	183,790	165,933
Asset impairment	14,873	27,000	4,503
Operating (loss) income	(37,946)	(70,289)	25,000
Interest income	177	142	241
Interest expense	(221)	(181)	(180)
Interest (expense) income, net	(44)	(39)	61
(Loss) income before provision for income taxes	(37,990)	(70,328)	25,061
Provision for income taxes	393	42,903	9,979
Net (loss) income	$(38,383)	$(113,231)	$15,082
Net (loss) income per share, basic	(0.45)	(1.28)	0.16
Net (loss) income per share, diluted	(0.45)	(1.28)	0.16
Weighted-average shares outstanding, basic	85,463,074	88,705,289	92,713,516
Weighted-average shares outstanding, diluted	85,463,074	88,705,289	92,762,077

See notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net (loss) income	$(38,383)	$(113,231)	$15,082
Other comprehensive (loss) income, net of income taxes:
Amortization of actuarial gain under Supplemental Employee Retirement Plan (1)	—	—	(7)
Actuarial net loss under Supplemental Employee Retirement Plan (1)	(25)	(123)	(287)
Comprehensive (loss) income, net of income taxes	(38,408)	(113,354)	14,788
(1) Amounts are show net of income taxes. Due to the Company's valuation allowance, there is no tax impact.
See notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Common Stock						Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Class A		Class B		Preferred Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance at January 29, 2011	113,736,844	$11,374	—	$—	—	$—	$323,324	$(21,332)	$(37,963)	$290	$275,693
Net income	—	—	—	—	—	—	—	15,082	—	—	15,082
Stock issued pursuant to long-term incentive plans	831,388	83	—	—	—	—	(83)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,647	—	—	—	4,647
Stock-based compensation tax shortfalls	—	—	—	—	—	—	(665)	—	—	—	(665)
Amortization of stock payment in lieu of rent	—	—	—	—	—	—	61	—	—	—	61
Exercise of stock options	334,334	33	—	—	—	—	1,038	—	—	—	1,071
Amortization of actuarial gain under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	—	—	(7)	(7)
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	—	—	(287)	(287)
Repurchase of common stock	—	—	—	—	—	—	—	—	(54,523)		(54,523)
Retirement of treasury stock	(24,242,219)	(2,424)	—	—	—	—	(89,322)	—	91,746		—
Balance at January 28, 2012	90,660,347	$9,066	—	$—	—	$—	$239,000	$(6,250)	$(740)	$(4)	$241,072
Net loss	—	—	—	—	—	—	—	(113,231)	—	—	(113,231)
Stock issued pursuant to long-term incentive plans	1,120,476	112	—	—	—	—	(112)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,949	—	—	—	2,949
Stock-based compensation tax shortfalls	—	—	—	—	—	—	(1,320)	—	—	—	(1,320)
Exercise of stock options	6,001	1	—	—	—	—	18	—	—	—	19
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	—	—	(123)	(123)
Repurchase of common stock	—	—	—	—	—	—	—	—	(634)		(634)
Retirement of treasury stock	(1,245,680)	(125)	—	—	—	—	(837)	—	962		—
Balance at February 2, 2013	90,541,144	$9,054	—	$—	—	$—	$239,698	$(119,481)	$(412)	$(127)	$128,732
Net loss	—	—	—	—	—	—	—	(38,383)	—	—	(38,383)
Stock issued pursuant to long-term incentive plans	496,292	50	—	—	—	—	(50)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,644	—	—	—	1,644
Exercise of stock options	210,528	21	—	—	—	—	726	—	—	—	747
Actuarial net loss under Supplemental Employee Retirement Plan	—	—	—	—	—	—	—	—	—	(25)	(25)
Repurchase of common stock	—	—	—	—	—	—	—	—	(25,382)		(25,382)
Retirement of treasury stock	(6,517,370)	(652)	—	—	—	—	(25,074)	—	25,726		—
Balance at February 1, 2014	84,730,594	$8,473	—	$—	—	$—	$216,944	$(157,864)	$(68)	$(152)	$67,333
See notes to consolidated financial statements.

THE WET SEAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(38,383)	$(113,231)	$15,082
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,747	17,497	19,371
Amortization of premium on investments	149	—	690
Amortization of deferred financing costs	107	107	108
Amortization of stock payment in lieu of rent	—	—	61
Asset impairment	14,873	27,000	4,503
Loss on disposal of equipment and leasehold improvements	516	667	172
Deferred income taxes	—	43,913	8,991
Stock-based compensation	1,644	2,949	4,647
Stock-based compensation tax shortfalls	—	(1,320)	(665)
Changes in operating assets and liabilities:
Income tax receivables	145	(86)	(200)
Other receivables	(1,492)	(293)	496
Merchandise inventories	2,579	(1,954)	1,502
Prepaid expenses and other current assets	594	(8,980)	8,112
Other non-current assets	1,083	9	(134)
Accounts payable and accrued liabilities	(13,151)	8,897	(2,057)
Income taxes payable	—	—	(60)
Deferred rent	149	(1,227)	1,414
Other long-term liabilities	(149)	(139)	(133)
Net cash (used in) provided by operating activities	(17,589)	(26,191)	61,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(21,464)	(20,406)	(26,486)
Proceeds from disposal of equipment and leasehold improvements	22	—	—
Investments in marketable securities	(9,500)	(67,694)	—
Proceeds from maturity of marketable securities	69,659	—	50,000
Net cash provided by (used in) investing activities	38,717	(88,100)	23,514
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(25,382)	(634)	(54,523)
Payment of deferred financing costs	—	—	(139)
Proceeds from exercise of stock options	747	19	1,071
Net cash used in financing activities	(24,635)	(615)	(53,591)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,507)	(114,906)	31,823
CASH AND CASH EQUIVALENTS, beginning of year	42,279	157,185	125,362
CASH AND CASH EQUIVALENTS, end of year	$38,772	$42,279	$157,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$77	$75	$71
Income taxes	$294	$1,087	$2,271
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Retirement of treasury shares	$25,726	$962	$91,746
Amortization of actuarial gain under Supplemental Employee Retirement Plan	$—	$—	$7
Actuarial net loss under Supplemental Employee Retirement Plan	$25	$123	$287
Purchases of equipment and leasehold improvements unpaid at end of year	$1,886	$2,128	$1,340

See notes to consolidated financial statements.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012

NOTE 1:    Summary of Significant Accounting Policies
Nature of the Business
The Wet Seal, Inc. and its subsidiaries (“the Company”) is a national multi-channel specialty retailer selling fashion apparel and accessory items designed for female customers aged 13 to 34 years old through its stores and e-commerce websites. The Company operates two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand.
The Company’s fiscal year ends on the Saturday closest to the end of January. The reporting periods include 52 weeks of operations ended February 1, 2014 (fiscal 2013), 53 weeks of operations ended February 2, 2013 (fiscal 2012) and 52 weeks of operations ended January 28, 2012 (fiscal 2011).
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
The Company’s most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving inventory;

•	estimation of future cash flows used to assess the recoverability of long-lived assets;

•	estimation of the net deferred income tax asset valuation allowance;

•	determination of the revenue recognition pattern for cash received under the Company’s Wet Seal division frequent buyer program;

•	estimation of ultimate redemptions of awards under the Company’s Arden B division customer loyalty program;

•	estimation of expected customer merchandise returns;

•	estimation of expected gift card, gift certificate, and store credit breakage;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of recording stock-based compensation;

•	estimation of costs of legal loss contingencies; and

•	estimation, including the use of actuarially determined methods, of self-insured claim losses under workers’ compensation and employee health care plans.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair market value. As of February 1, 2014, cash equivalents principally consist of investments in money market funds invested in U.S. Treasury securities and U.S. government agency securities. Cash accounts at banks are currently insured by the Federal Deposit Insurance Corporation up to $250,000. At February 1, 2014, the Company had cash balances in excess of federally insured limits of approximately $19.3 million.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

Short-term Investments
The Company’s short-term investments at February 1, 2014 consisted of interest-bearing bonds of various U.S. Government agencies and certificates of deposits, had maturities that were less than one year and were carried at amortized cost plus accrued income due to the Company’s intent to hold to maturity.
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
Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. Total markdowns, including permanent and promotional markdowns, on a cost basis, in fiscal 2013, 2012, and 2011 were $91.0 million, $108.2 million, and $86.4 million, respectively, and represented 17.2%, 18.6%, and 13.9% of net sales, respectively.
The Company accrued for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of February 1, 2014, and February 2, 2013, of $4.7 million and $3.9 million, respectively. To the extent the Company’s estimates differ from actual results, additional markdowns may be required that could reduce the Company’s gross margin, operating income, and the carrying value of inventories.
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
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

and gross margin projections by considering each store's recent and historical performance, the Company's overall performance trends and projections and the potential impact of strategic initiatives on future performance.
The Company's evaluations during fiscal 2013, 2012, and 2011 included impairment testing of 80, 157, and 20 stores and resulted in 67, 116, and 18 stores being impaired, respectively, as their projected future cash flows were not sufficient to cover the net carrying value of their assets. As such, the Company recorded the following non-cash charges related to its retail stores within asset impairment in the consolidated statements of operations, to write down the carrying values of these stores' long-lived assets to their estimated fair values (in thousands except for number of stores).

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Aggregate carrying value of all long-lived assets impaired	$15,829	$27,086	$4,590
Less: Impairment charges	14,873	27,000	4,503
Aggregate carrying value of long-lived assets not impaired	$956	$86	$87
Number of stores with asset impairment	67	116	18
Of the 5 remaining stores that were tested and not impaired during fiscal 2013, as of February 1, 2014, one could be deemed to be at risk of future impairment. When making this determination, the Company considered the potential impact that reasonably possible changes to sales and gross margin performance versus the Company's current projections for these stores could have on their current estimated cash flows.
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
Deferred Financing Costs
Costs incurred to obtain financing are amortized over the terms of the respective debt agreements using the interest method. Amortization of deferred financing costs, which was included within interest expense in the consolidated statements of operations, was $0.1 million, $0.1 million, and $0.1 million in fiscal 2013, 2012, and 2011, respectively.
Revenue Recognition
Sales are recognized upon purchases by customers at the Company’s retail store locations. Taxes collected from the Company’s customers are recorded on a net basis. For e-commerce sales, revenue is recognized at the estimated time goods are received by customers. Customers typically receive goods within four days of being shipped. Shipping and handling fees billed to customers for e-commerce sales are included in net sales. For fiscal 2013, 2012, and 2011, shipping and handling fee revenues were $2.2 million, $2.3 million and $3.0 million, respectively, within net sales on the consolidated statements of operations.
The Company has recorded accruals to estimate sales returns by customers based on historical sales return results. Its sales return policy allows customers to return merchandise within 30 days of original purchase. Both Wet Seal and Arden B retail store merchandise may be returned for refund of original method of payment within fourteen days of the original purchase date. Store returns made between fifteen and thirty days of purchase will be accepted for merchandise credit or exchange only. For e-commerce sales, merchandise may be returned within 30 days for a full refund. Actual return rates have historically been within management’s estimates and the accruals established. As the accrual for merchandise returns is based on estimates, the actual returns could differ from the accrual, which could impact net sales. The accrual for merchandise returns is recorded in accrued liabilities on the consolidated balance sheets and was $0.1 million at February 1, 2014 and $0.2 million at February 2, 2013.
The Company recognizes the sales from gift cards, gift certificates and store credits as they are redeemed for merchandise. Prior to redemption, the Company maintains an unearned revenue liability for gift cards, gift certificates and store credits until the Company is released from such liability. The Company’s gift cards, gift certificates and store credits do not have expiration dates; however, over time, a percentage of gift cards, gift certificates and store credits are not redeemed or recovered (“breakage”). Based

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

upon historical redemption trend data, the Company determined that the likelihood of redemption of unredeemed gift cards, gift certificates and store credits two years after their issuance is remote and, accordingly, adjusts its unearned revenue liability quarterly to record breakage as additional sales for gift cards, gift certificates and store credits that remained unredeemed two years after their issuance. The Company’s net sales for fiscal 2013, 2012, and 2011 included benefits of $1.2 million, $1.1 million and $1.1 million, respectively, to reduce its unearned revenue liability for estimated unredeemed amounts. The unearned revenue for gift cards, gift certificates and store credits is recorded in accrued liabilities in the consolidated balance sheets and was $4.7 million and $5.4 million at February 1, 2014 and February 2, 2013, respectively. If actual redemptions ultimately differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates the likelihood of redemption of gift cards, gift certificates and store credits becomes remote at a different point in time after issuance, the Company may recognize further significant adjustments to its accruals for such unearned revenue, which could have a significant effect on the Company’s net sales and results of operations.
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
The Company recognizes membership fee revenue under the fashion insider program on a straight-line basis over the 12-month membership period. From time to time, the Company tests alternative program structures, and promotions tied to the program, and may decide to further modify the program in ways that could affect customer usage patterns. As a result of this program testing and potential further modifications, the Company believes it is appropriate to maintain straight-line recognition of membership fee revenue. The Company may, in the future, determine that recognition of membership fee revenue on a different basis is appropriate, which would affect net sales. The unearned revenue for this program is recorded in accrued liabilities in the consolidated balance sheets and was $5.5 million and $5.7 million at February 1, 2014 and February 2, 2013, respectively.
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
The Company converts into fractional awards the points accumulated by customers who have not made purchases within the preceding 18 months. Similar to all other awards currently being granted under the program, such fractional awards expire if unredeemed after 60 days. The unearned revenue for this program is recorded in accrued liabilities on the consolidated balance sheets and was $0.8 million and $1.1 million at February 1, 2014 and February 2, 2013, respectively. If actual redemptions ultimately differ from accrued redemption levels, or if the Company further modifies the terms of the program in a way that affects expected redemption value and levels, the Company could record adjustments to the unearned revenue accrual, which would affect net sales.
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

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

Advertising Costs
Costs for advertising related to visual merchandising, in-store signage, promotions, and e-commerce marketing, are expensed as incurred. Total advertising expenses were $4.6 million, $5.7 million, and $4.6 million in fiscal 2013, 2012, and 2011, respectively.
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
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss ("NOLs"), pursuant to applicable accounting standards. In evaluating the Company's ability to recover its deferred tax assets within the jurisdictions from which they arise, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized using all available positive and negative evidence, including its 3-year cumulative operating results, projected future taxable income and tax planning strategies. In projecting future taxable income, the Company begins with historical results adjusted for the results of changes in accounting policies and incorporated assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the business. These estimates are based on the Company's best judgment made at the time based on current and projected circumstances and conditions. In accordance with the applicable accounting standards, the Company maintains a valuation allowance for a deferred tax asset when it is deemed it to be more likely than not that some or all of the deferred tax asset will not be realized. As a result of the Company’s evaluation during fiscal 2012, it concluded that it was more likely than not the Company would not realize its net deferred tax assets and the Company recorded a $71.1 million increase to provision for income taxes in order to establish a valuation allowance against its deferred tax assets. The Company has discontinued recognizing income tax benefits related to its NOLs until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the benefits from its deferred tax assets. For further information, see Note 4 - "Income Taxes."
Pursuant to applicable accounting standards, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes.
The Company is required to file federal and state income tax returns in the United States. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company accrues an amount for its estimate of additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not differed materially from the Company’s expectations. For further information, see Note 4 - "Income Taxes."
Comprehensive (Loss) Income
Employers are required to recognize the over or under funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive (loss) income. Other comprehensive (loss) income in the consolidated balance sheets is the difference between the carrying value of the accrued liability year over year under the Company’s supplemental employee retirement plan (see Note 11 - "Supplemental Employee Retirement Plan").

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

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

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Balance at beginning of year	$2,148	$1,926	$1,468
Accruals	6,425	6,718	6,841
Payment of claims	(6,462)	(6,496)	(6,383)
Balance at end of year	$2,111	$2,148	$1,926
Stock-Based Compensation
The Company accounts for share-based compensation arrangements in accordance with applicable accounting standards, which require the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Refer to Note 3 - "Stock-Based Compensation," for further information.
Recently Adopted and Not Yet Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the disclosure of accumulated other comprehensive income. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. As the guidance related only to presentation and disclosure of information, the adoption did not have a material impact on the Company's consolidated financial statements.

NOTE 2:    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of February 1, 2014, and February 2, 2013 (in thousands):

	February 1, 2014	February 2, 2013
Prepaid rent	$9,019	$8,573
Other	3,723	4,870
	$12,742	$13,443

NOTE 3:    Stock-Based Compensation
FASB guidance requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.
The Company elected to adopt the alternative transition method provided in FASB guidance for calculating the tax effects of share-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

the additional paid-in capital pool (the “APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption. In addition, the Company elected to recognize excess income tax benefits from stock option exercises and vesting of restricted stock and performance shares in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The Company records tax shortfalls for the stock compensation related to vested stock options and performance awards that have been forfeited to paid-in capital to the extent there is APIC Pool balance available. If there is no APIC Pool balance available, the Company records these tax shortfalls to its provision for income taxes. During fiscal 2012, and 2011, the Company recorded $1.3 million and $0.7 million, respectively, of tax shortfalls to paid-in capital. There were no tax shortfalls recorded during fiscal 2013.
The Company had one stock incentive plan under which shares were available for grant at February 1, 2014: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company also previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”) that remain unvested and/or unexercised as of February 1, 2014; however, the 1996 Plan expired during fiscal 2006 and the 2000 Plan expired during fiscal 2009, and no further share awards may be granted under the 1996 Plan and 2000 Plan. The 2005 Plan, the 2000 Plan, and the 1996 Plan are collectively referred to as the “Plans.”
The 2005 Plan permits the granting of options, restricted common stock, performance shares, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock and performance share grants. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. An amended and restated 2005 Plan was approved subsequently by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. An aggregate of 22,557,528 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of February 1, 2014, 4,611,810 shares were available for future grants.
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
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Dividend Yield	—%	—%	—%
Expected Volatility	40.85%	48.58%	54.00%
Risk-Free Interest Rate	0.69%	0.48%	0.88%
Expected Life of Options (in Years)	3.3	3.3	3.3
The Company recorded $0.3 million, $1.2 million, and $1.1 million of compensation expense related to options, or less than $0.01, $0.01, and less than $0.01 per basic and diluted share, related to stock options outstanding during fiscal 2013, 2012, and 2011, respectively.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

At February 1, 2014, there was $0.3 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 1.8 years, representing the remaining vesting periods of such options through fiscal 2016.
The following table summarizes the Company’s stock option activities with respect to its Plans for fiscal 2013, as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 2, 2013	1,564,167	$4.29
Granted	240,000	$3.55
Exercised	(210,528)	$3.55
Canceled	(711,306)	$4.84
Outstanding at February 1, 2014	882,333	$3.82	2.93	$—
Vested and expected to vest in the future at February 1, 2014	826,243	$3.85	2.85	$—
Exercisable at February 1, 2014	542,856	$3.97	2.36	$—
Options vested and expected to vest in the future are comprised of all options outstanding at February 1, 2014, net of estimated forfeitures. Additional information regarding stock options outstanding as of February 1, 2014, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of February 1, 2014	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of February 1, 2014	Weighted- Average Exercise Price Per Share
$ 2.36 - $ 3.57	420,333	3.26	$3.10	241,997	$3.16
3.69 - 5.93	442,000	2.74	4.38	280,859	4.46
6.82 - 6.82	20,000	0.27	6.82	20,000	6.82
$ 2.36 - $ 6.82	882,333	2.93	$3.82	542,856	$3.97
The weighted-average grant-date fair value of options granted during fiscal 2013, 2012, and 2011 was $1.06, $1.08, and $1.49 per share, respectively. The total intrinsic value for options exercised during fiscal 2013, 2012, and 2011 was $0.2 million, less than $0.1 million, and $0.5 million, respectively.
Cash received from option exercises under the Plans for fiscal 2013, 2012, and 2011 was $0.7 million, less than $0.1 million, and $1.1 million, respectively. During fiscal 2013, 2012, and 2011, the Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular net operating loss carryforwards (see Note 4 - "Income Taxes") prior to realizing the excess tax benefits.
Restricted Common Stock, Restricted Stock Units, Performance Share Awards and Performance Stock Units
Under the 2005 Plan, the Company grants directors, certain executives, and other key employees restricted common stock and restricted stock units with vesting contingent upon completion of specified service periods ranging from one to three-and-one-half years. The Company also grants certain executives and other key employees performance share awards and performance stock units with vesting contingent upon corporate performance objectives. Restricted stock units and performance stock units awarded to employees represent the right to receive one share of the Company's Class A common stock upon vesting.
During fiscal 2013, 2012, and 2011, the Company granted 484,097, 1,120,476, and 431,388 shares, respectively, of restricted common stock and restricted stock units to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock and restricted stock units granted during fiscal 2013, 2012, and 2011 was $3.03, $3.04, and $3.87 per share, respectively. The Company recorded approximately $1.3 million, $2.2 million, and $1.5 million of compensation expense related to outstanding shares of restricted common stock held by employees and directors during fiscal 2013, 2012, and 2011, respectively.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

During fiscal 2013, the Company granted 445,291 performance share awards and performance stock units to certain officers under the 2005 plan. The weighted average grant date fair value of the performance share awards and performance stock units made during fiscal 2013, was $3.09 per share with the opportunity of an additional 32,375 performance stock units to be earned if certain corporate performance objectives were achieved, which are not included in the total outstanding share awards below. During fiscal year 2013, the Company recognized compensation expense associated with the performance share awards and performance stock units in the first and second quarters, and then reversed the compensation expense in the third quarter due to the decline in business performance and determination that the performance metric would not be met. The final determination that the performance metric for the performance share awards and performance stock units granted in fiscal 2013 was not met, was made as of February 1, 2014 and the performance share awards and performance stock units were forfeited after such determination.
During fiscal 2012, the Company did not grant performance shares. During fiscal 2011, the Company granted 400,000 performance shares to certain officers under the 2005 Plan. The weighted-average grant-date fair value of the performance share grants made during fiscal 2011, which included consideration of the probability of such shares vesting, was $3.08 per share. The Company recorded none, $(0.5) million, and $2.0 million of compensation (benefit) expense during fiscal 2013, 2012, and 2011, respectively, related to performance shares granted to officers.
The fair value of nonvested restricted common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. The following table summarizes activity with respect to the Company’s nonvested restricted common stock, restricted stock units, performance share awards and performance stock units for fiscal 2013:

Nonvested Restricted Common Stock, Restricted Stock Units, Performance Share Awards, and Performance Stock Units	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 2, 2013	644,492	$2.89
Granted	929,388	$3.19
Vested	(411,753)	$3.04
Forfeited	(262,188)	$3.14
Nonvested at February 1, 2014	899,939	$3.06
The fair value of restricted common stock that vested during fiscal 2013 was $1.2 million.
At February 1, 2014, there was $1.8 million of total unrecognized compensation expense related to nonvested restricted common stock and restricted stock units under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.08 years. As the performance metric was not met during fiscal 2013, there is no unrecognized compensation expense related to grants of nonvested performance share awards and performance stock units. These estimates utilize subjective assumptions about expected forfeiture rates, which could change over time. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the expense that will ultimately be recognized by the Company in its consolidated statements of operations.
The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Fiscal Year Ended
	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands)
Cost of sales	$300	$300	$271
Selling, general, and administrative expenses	1,344	2,649	4,376
Stock-based compensation	$1,644	$2,949	$4,647

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

NOTE 4:    Income Taxes
The components of the provision for income taxes for fiscal 2013, 2012, and 2011 are as follows (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Current:
Federal	$—	$50	$532
State	393	267	484
	393	317	1,016
Deferred:
Federal	(13,617)	(22,577)	7,880
State	(699)	(5,964)	1,725
Change in valuation allowance	14,316	71,127	(642)
	—	42,586	8,963
	$393	$42,903	$9,979
Reconciliations of the provision for income taxes to the amount of the provision that would result from applying the federal statutory rate of 35% to (loss) income before provision for income taxes for fiscal 2013, 2012, and 2011 are as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Provision for income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.2	4.6	5.4
Other nondeductible expenses	(0.1)	—	0.2
Valuation allowance	(37.7)	(101.1)	(2.0)
Other	(2.4)	0.5	1.2
Effective tax rate	(1.0%)	(61.0)%	39.8%

The major components of the Company’s net deferred income tax assets at February 1, 2014, and February 2, 2013, are as follows (in thousands):

	February 1, 2014	February 2, 2013
Deferred tax assets:
Deferred rent	$6,975	$6,604
Merchandise inventories	1,683	1,937
Difference between book and tax bases of fixed assets	9,445	7,281
Supplemental employee retirement plan	767	842
Net operating loss and other tax attribute carryforwards	64,296	47,285
Deferred revenue	4,508	5,145
Legal loss contingencies	—	2,524
Stock-based compensation	419	499
Other	1,986	3,197
Total deferred tax assets	90,079	75,314
Valuation allowance	(85,443)	(71,127)
Deferred tax assets, net of valuation allowance	$4,636	$4,187

Deferred tax liabilities:
State income taxes	(4,636)	(4,187)
Total deferred tax liabilities	(4,636)	(4,187)
Net deferred tax assets	$—	$—

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

The non-cash charge in fiscal 2012 to establish a valuation allowance did not have any impact on the Company’s consolidated cash flows, nor did such an allowance preclude the Company from using loss carry forwards or other deferred tax assets in the future. Until the Company re-establishes a pattern of continuing profitability, in accordance with the applicable accounting guidance, income tax expense or benefit related to the recognition of deferred tax assets in the consolidated statement of operations for future periods will be offset by decreases or increases in the valuation allowance, with no net effect on the consolidated statement of operations.

The Company's effective net income tax rate for fiscal 2013 was approximately negative 1.0% despite its net loss during fiscal 2013, resulting from provision for certain state and local income taxes.
As of February 1, 2014, the Company had federal NOL carryforwards of $165.0 million, of which $13.9 million relates to benefits from stock-based compensation. The Company’s federal NOL carryforwards begin to expire in 2024. As of February 1, 2014, the NOL carryforwards are subject to annual utilization limitations. As of February 1, 2014, the Company also had net federal charitable contribution carryforwards remaining of $0.4 million, alternative minimum tax credits of $2.9 million, which do not expire, and remaining state NOLs of $109.0 million, which are also subject to annual utilization limitations, of which $13.9 million relates to benefits from stock-based compensation.
The Company uses the with and without method to determine when it will recognize and realize excess tax benefits from stock-based compensation. Under this method, the Company will recognize and realize these excess tax benefits only after it realizes the tax benefits of NOLs from operations.
Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of federal NOL carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests of the Company’s common stock. Under Section 382, an ownership change that triggers potential limitations on NOL carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on its analysis, the Company had ownership changes in April 2005 and December 2006, which resulted in Section 382 limitations applying to federal NOLs generated prior to those dates, which were approximately $150.6 million.
Despite these ownership changes, the Company may utilize all of its $165.0 million of remaining federal NOL carryforwards to offset future taxable income. However, the Company may also experience additional ownership changes in the future, which could further limit the amount of federal NOL carryforwards annually available and increase future cash income tax payments. As of February 1, 2014, there have been no ownership changes since December 2006.
In addition, the Company may determine that varying state laws with respect to NOL carryforward utilization may result in lower limits, or an inability to utilize loss carryforwards in some states altogether, which could result in the Company incurring additional state income taxes. Through a series of legislative actions, the State of California suspended the Company's ability to utilize NOLs to offset taxable income in fiscal 2008 through 2011. As a result, the Company incurred additional cash state income taxes in California.
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
At February 1, 2014, the Company had no material unrecognized tax benefits or expenses that, if recognized, would affect the Company’s effective income tax rate in future periods. The Company is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its recognized tax positions.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at February 1, 2014.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

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
NOTE 5:    Accrued Liabilities
Accrued liabilities consist of the following as of February 1, 2014, and February 2, 2013 (in thousands):

	February 1, 2014	February 2, 2013
Minimum rent and common area maintenance	$942	$929
Accrued wages, bonuses, and benefits	4,578	5,583
Deferred revenue—gift cards, gift certificates, and store credits	4,656	5,439
Deferred revenue—frequent buyer and loyalty programs	6,242	6,799
Accrued severance	304	2,254
Sales and use taxes	915	1,965
Other	3,067	3,378
	$20,704	$26,347
NOTE 6:     Senior Revolving Credit Facility
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
At February 1, 2014, the amount outstanding under the Facility consisted of $1.0 million in open documentary letters of credit related to merchandise purchases and $1.8 million in outstanding standby letters of credit, and the Company had $32.2 million available under the Facility for cash advances and/or the issuance of additional letters of credit.
At February 1, 2014, the Company was in compliance with all covenant requirements related to the Facility.
On March 20, 2014, the Company amended the terms of the Facility in order to permit the issuance of the convertible notes and warrants and for the amortization of the convertible notes described in Note 15 - "Subsequent Event".

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

NOTE 7:    Commitments and Contingencies
Leases
The Company leases retail stores, its corporate office, warehouse facilities, vehicles, computers, and office equipment under operating lease agreements expiring at various times through 2024. Certain leases for the Company’s retail stores include fixed common area maintenance obligations.
Minimum annual rental and other commitments under noncancelable leases as of February 1, 2014, are as follows (in thousands):

Fiscal year:
2014	$79,700
2015	77,000
2016	75,800
2017	70,000
2018	58,300
Thereafter	132,300
$493,100
Aggregate rents and other landlord costs under noncancelable operating leases for fiscal 2013, 2012, and 2011 were as follows (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Minimum rent	$61,500	$67,000	$65,200
Percentage rent	—	100	400
Deferred rent, net	(2,700)	(3,500)	(2,500)
Common area maintenance and real estate taxes	44,500	44,800	42,900
Excise tax	700	800	800
Aggregate rent expense and other landlord costs	$104,000	$109,200	$106,800
Indemnities, Commitments, and Guarantees
The restricted shares and options awarded under the Company’s stock incentive plans permit accelerated vesting in connection with change-of-control events. In addition, the Company's Chief Executive Officers' employment agreement and the Company's Severance and Change in Control Plan, in which certain of the Company's executive officers participate, require accelerated vesting in connection with change-of-control events. A change of control is generally defined as the acquisition of over 50% of the combined voting power of the Company’s outstanding shares eligible to vote for the election of its Board of Directors by any person, or the merger or consolidation of the Company in which voting control is not retained by the holders of the Company’s securities prior to the transaction or the majority of directors of the surviving company are not directors of the Company. In addition, the members of the Board of Directors who have received restricted stock awards also have accelerated vesting provisions in connection with the occurrence of certain events, including, but not limited to, failure to be nominated or reelected to the Board of Directors and/or the significant diminution in the directors’ and officers’ insurance provided by the Company. In fiscal 2013, 2012, and 2011, no change of control or other events occurred that would give rise to such accelerated vesting. Additionally, the Company's Chief Executive Officers' employment agreement and the Company's Severance and Change in Control Plan, provides for severance payments upon certain termination events.
During its normal course of business, the Company has made certain indemnifications, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has issued guarantees in the form of letters of credit as security for merchandise shipments, payment of claims under the Company’s self-funded workers’ compensation insurance program, and certain other operating commitments. There were $2.8 million in letters of credit outstanding at February 1, 2014. The duration of these indemnities, commitments, and guarantees varies. Some of these

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At February 1, 2014, the Company has determined that no accrued liability is necessary related to these commitments, guarantees, and indemnities.

Litigation

On September 29, 2008, a complaint was filed in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company's current and former employees who were employed and paid by the Company from September 29, 2004 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking reimbursement for alleged uniform and business expenses, injunctive relief, restitution, civil penalties, interest, and attorney's fees and costs. On August 16, 2011, the court denied Plaintiffs' Motion for Class Certification. Plaintiffs appealed and, on October 12, 2012, the California Court of Appeals affirmed the lower court's ruling. On January 23, 2013, the California Supreme Court denied Plaintiffs' petition for review. On February 4, 2013, the Court of Appeals issued a remittitur to send the case back to the trial court where it was scheduled to proceed on behalf of only the three named plaintiffs and not as a class action. In October 2013, the Company paid $0.1 million to settle the claims of the three named plaintiffs along with some related claims filed by additional individuals.

On April 24, 2009, the U.S. Equal Employment Opportunity Commission (the “EEOC”) requested information and records relevant to several charges of discrimination by the Company against employees of the Company. In the course of this investigation, the EEOC served a subpoena seeking information related to current and former employees throughout the United States. On November 14, 2012, the Company reached resolution with the EEOC and several of the individual complainants that concludes the EEOC's investigation. Between November 2012 and March 2013, the Company paid approximately $0.8 million to settle with individual complainants. The Company also agreed to programmatic initiatives that are consistent with the Company's diversity plan. The Company will report progress on its initiatives and results periodically to the EEOC. Claimants with whom the Company did not enter into a settlement had an opportunity to bring a private lawsuit within ninety days from the date they received their November 26, 2012 right-to-sue notice from the EEOC, however, that time period was tolled for those individuals who were putative class members in a race discrimination class action filed on July 12, 2012 in the United States District Court for the Central District of California with respect to any race discrimination claims they have that are within the scope of the putative class action (see below).  On December 12, 2012, the EEOC issued a "for cause" finding related to certain allegations made by one complainant, who is the lead plaintiff in the above-referenced class action. As a result of the company’s settlement of the above-referenced class action, the right-to-sue period has expired for all of the Claimants who did not enter into the November 2012 EEOC settlement with the company.

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company's current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted the Company's motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted the Company's motion to compel arbitration. Plaintiffs appealed and oral argument was heard on September 23, 2013. On November 15, 2013, the Court of Appeals issued an order in which it affirmed in part and reversed in part the trial court’s order granting the company’s motion to compel arbitration. Specifically, the Court of Appeal affirmed the trial court’s order compelling arbitration of individual claims but held that the Private Attorney General Action claim can only be brought as a representative action. The company filed a petition for review to the California Supreme Court that was denied on February 11, 2014. The matter is still pending and has been remitted to the Superior Court for additional proceedings. In addition, on July 18, 2012, the Company received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with the Company. Plaintiffs alleged that the Company's arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against the Company. On September 20, 2012, the NLRB dismissed Plaintiffs claims.

On October 27, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company's current and former employees who were employed in California during the time period from October 27, 2007 through the present. The Company was named as a defendant. Plaintiffs are seeking unpaid wages, civil and statutory penalties, restitution, injunctive relief, interest, and attorneys' fees and costs. The complaint alleges various violations

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

under the State of California Labor Code and the State of California Business and Professions Code. On March 28, 2012, the court entered an Order denying the Company's motion to compel arbitration. On September 21, 2012, the Company filed a notice of appeal. That appeal is still pending.

On July 12, 2012, a complaint was filed in United States District Court for the Central District of California on behalf of certain of the Company's current and former African American retail store employees. The Company was named as a defendant. The complaint alleged various violations under 42 U.S.C. § 1981, including allegations that the Company engaged in disparate treatment discrimination of those African American current and former employees in promotion to management positions and against African American store management employees with respect to compensation and termination from 2008 through the present. Plaintiffs also alleged retaliation. Plaintiffs sought reinstatement or instatement of Plaintiffs and class members to their alleged rightful employment positions, lost pay and benefits allegedly sustained by Plaintiffs and class members, compensatory damages for emotional distress, front pay, punitive damages, attorneys' fees, and interest. On May 8, 2013, the Company and Class Representatives filed papers memorializing an amicable resolution to the case pending final court approval. The Settlement Agreement provided for a cash payment of $7.5 million and also included programmatic relief under which the Company agreed to post open positions, implement new selection criteria and interview protocols, revamp its annual performance reviews and compensation structure, add regional human resource directors, implement more diversity and inclusion communications and training for field and corporate office employees, and enhance its investigations training and processes. The Company also reflected its commitment to use diverse models in its marketing and to partnerships with organizations dedicated to the advancement and well-being of African Americans and other diverse groups. The Company will report progress on its initiatives and results periodically to Plantiffs' counsel. On June 12, 2013, the Court granted preliminary approval of the settlement. On December 9, 2013 the Court granted final approval and the case was dismissed on December 20, 2013.

As of February 1, 2014, the Company does not have an accrual recorded for loss contingencies in connection with the litigation matters enumerated above. The Company is vigorously defending the pending matters and will continue to evaluate its potential exposure and estimated costs as these matters progress. Future developments may require the Company to record accrual for some of these matters, which could have a material adverse effect on the Company's results of operations or financial condition.

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
NOTE 8:    Stockholders’ Equity

On February 1, 2013, the Company's Board of Directors authorized a program to repurchase up to $25.0 million of the outstanding shares of its Class A common stock, to be executed through open market or privately negotiated transactions. The timing and number of shares repurchased was to be determined by the Company’s management based on its evaluation of market conditions and other factors. During fiscal 2013, the Company repurchased 5,565,873 shares of its Class A common stock at a weighted average market price of $4.48 per share, for a total cost, including commissions, of $25.0 million, representing full execution of the stock repurchase program.
During fiscal 2013, employees of the Company tendered 114,253 shares of the Company’s Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations for a total cost of approximately $0.4 million.
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
During August 2011, August 2012 and August 2013, the Company retired 24,242,219, 1,245,680, and 6,517,370, respectively, shares of its Class A common stock held in treasury. In accordance with Delaware law and the terms of the Company’s certificate

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company common stock.
As of February 1, 2014, 24,725 repurchased shares, at a cost of less than $0.1 million, as well as 10,500 shares reacquired by the Company, at no cost, upon employee and director forfeitures of stock-based compensation, were not yet retired and remained in treasury stock within the Company's consolidated balance sheet.
NOTE 9:    Fair Value of Financial Instruments
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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount as of February 1, 2014	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Money market funds	22,427	—	22,427	—
Cash equivalents	22,427

Certificates of deposits	3,084	—	3,079	—
US treasury securities	—	—	—	—
US government securities	4,302	—	4,300	—
Short-term investments	7,386	—	—	—

	Carrying Amount as of February 2, 2013	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Money market funds	36,667	—	36,667	—
Cash equivalents	36,667

Certificates of deposits	5,053	—	5,047	—
US treasury securities	19,991	—	19,991	—
US government securities	42,650	—	42,592	—
Short-term investments	67,694	—	—	—

Long-term tenant allowance receivables	960	—	—	960

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

Cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. Certain money market funds are valued through the use of quoted market prices and are represented as Level 1. Other money market funds are valued at $1, which is generally the net asset value of these funds and are represented at Level 2. Units are redeemable on a daily basis and redemption requests generally can be received the same day as the effective date. The Company’s short-term investments consist of interest-bearing bonds of various U.S. Government agencies and certificate of deposits, have maturities that were less than one year and are carried at amortized cost plus accrued income. Short-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s short-term investments was determined based on quoted prices for similar instruments in active markets. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value because of their short term maturity. The fair value of the tenant allowance receivables was determined by discounting them to present value using an incremental borrowing rate of 9.26%, at the time of recording, over their five year collection period. As the tenant allowance is due in fiscal 2014, it is recorded as an other receivable as of February 1, 2014. As of February 2, 2013, the tenant allowance is included in other assets within the consolidated balance sheet.
On a non-recurring basis, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs consisting of, but not limited to, projected sales growth, estimated gross margins, projected operating costs and an estimated weighted-average cost of capital rate. During fiscal 2013, 2012, and 2011, the Company recorded $14.9 million, $27.0 million and $4.5 million, respectively, of impairment charges in the consolidated statements of operations. Refer to Note 1, “Summary of Significant Accounting Policies.”
NOTE 10:    Retirement Plan
The Company maintains a qualified defined contribution retirement plan under the Internal Revenue Code Section 401(k). The Wet Seal Retirement Plan (the “Retirement Plan”) is available to all employees who meet the Retirement Plan’s eligibility requirements. The Retirement Plan is funded by employee and employer contributions. The Company provides an immediately vesting Company match of 100% on the employee’s first 3% of deferral and 50% on the employee’s next 2% of deferral. In fiscal 2013, 2012, and 2011, the Company incurred expense for matching contributions of $0.7 million, $0.7 million, and $0.6 million, respectively.
NOTE 11:    Supplemental Employee Retirement Plan
The Company maintains a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for a former Chairman of the Board of Directors of the Company. The SERP provides for retirement benefits through life insurance. The Company funded the SERP in prior years through contributions to a trust fund known as a “Rabbi” trust. Funds are held in a Rabbi trust for the SERP consisting of a life insurance policy reported at cash surrender value. In accordance with applicable accounting standards, the assets and liabilities of a Rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the Rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the Rabbi trust are reported in the Company’s consolidated statements of operations. The cash surrender value of such life insurance policy was $1.4 million and $1.4 million at February 1, 2014, and February 2, 2013, respectively, and is included in other assets in the Company’s consolidated balance sheets.
Effective January 1, 2005, the former Chairman of the Board of Directors of the Company began to receive an annual pension, payable in monthly installments, pursuant to the SERP of $220,000.
Applicable accounting standards require an entity to recognize in its consolidated balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status as of the end of the entity’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive (loss) income in the year in which the changes occur. The Company recorded a decrease of less than $0.1 million, $0.1 million and $0.3 million, respectively, in fiscal 2013, 2012, and 2011 to accumulated other comprehensive (loss) income.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

The following presents a reconciliation of the SERP’s funded status and certain other SERP information (in thousands):

	Fiscal 2013	Fiscal 2012
Benefit obligation at beginning of year	$2,128	$2,144
Interest cost	71	81
Actuarial loss	25	123
Benefits paid	(220)	(220)
Benefit obligation at end of year	$2,004	$2,128
Funded status	$(2,004)	$(2,128)
Unrecognized prior-service cost	—	—
Unrecognized actuarial gain	—	—
Net amount recognized	$(2,004)	$(2,128)
Weighted-average assumptions:
Discount rate	3.75%	3.50%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a
The amounts recognized in accumulated other comprehensive (loss) income for fiscal 2013, 2012, and 2011 on the consolidated balance sheets consist of the following (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net actuarial loss	$25	$123	$287
The components of net periodic pension cost for fiscal 2013, 2012, and 2011 are as follows (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Interest cost	$71	$81	$94
Amortization of actuarial gain	—	—	(7)
Net periodic pension cost	$71	$81	$87
NOTE 12:    Net (Loss) Income Per Share
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
While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to participate ratably in cash dividends based on the amount of the unvested restricted stock and unvested performance shares outstanding. Because of these rights, the Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method for the computation of earnings per share. For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. In fiscal 2013, 2012, and 2011, the effect of the unvested share-based payment awards was anti-dilutive to the computation of diluted earnings per share.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

The two-class method requires allocation of undistributed earnings per share among the common stock and unvested share-based payment awards based on the dividend and other distribution participation rights under each of these securities. However, losses are not allocated to these participating securities. The following table summarizes the allocation of undistributed earnings among common stock and other participating securities using the two-class method and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	Fiscal 2013			Fiscal 2012			Fiscal 2011
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net (loss) income	$(38,383)			$(113,231)			$15,082
Less: Undistributed earnings allocable to participating securities	—			—			(393)
Basic earnings per share	$(38,383)	85,463,074	$(0.45)	$(113,231)	88,705,289	(1.28)	$14,689	92,713,516	$0.16
Diluted earnings per share:
Net (loss) income	$(38,383)			$(113,231)			$15,082
Less: Undistributed earnings allocable to participating securities	—			—			(393)
Effect of dilutive securities		—			—			48,561
Diluted earnings per share	$(38,383)	85,463,074	$(0.45)	$(113,231)	88,705,289	(1.28)	$14,689	92,762,077	$0.16
The computations of diluted earnings per share excluded the following potentially dilutive securities exercisable or convertible into Class A common stock for the periods indicated because their effect would not have been dilutive.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Stock options outstanding	656,810	1,531,976	2,917,591
Performance share and nonvested restricted stock awards	1,268,637	879,406	2,482,877
Total	1,925,447	2,411,382	5,400,468
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

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

Information for fiscal 2013, 2012, and 2011 for the two reportable segments is set forth below (in thousands, except percentages):

Fiscal 2013	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$469,726	$60,408	$—	$530,134
Percentage of consolidated net sales	89%	11%	—	100%
Operating loss	$(777)	$(4,398)	$(32,771)	$(37,946)
Depreciation and amortization expense	$10,696	$1,142	$1,909	$13,747
Interest income	$—	$—	$177	$177
Interest expense	$—	$—	$(221)	$(221)
Loss before provision for income taxes	$(777)	$(4,398)	$(32,815)	$(37,990)
Total identifiable assets as of year-end	$124,146	$13,854	$13,739	$151,739
Capital expenditures	$17,593	$451	$3,420	$21,464

Fiscal 2012	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$495,027	$85,370	$—	$580,397
Percentage of consolidated net sales	85%	15%	—	100%
Operating loss	$(13,086)	$(7,757)	$(49,446)	$(70,289)
Depreciation and amortization expense	$14,239	$1,639	$1,619	$17,497
Interest income	$—	$—	$142	$142
Interest expense	$—	$—	$(181)	$(181)
Loss before provision for income taxes	$(13,086)	$(7,757)	$(49,485)	$(70,328)
Total identifiable assets as of year-end	$182,207	$28,763	$15,536	$226,506
Capital expenditures	$16,027	$1,745	$2,634	$20,406

Fiscal 2011	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$526,105	$93,992	$—	$620,097
Percentage of consolidated net sales	85%	15%	—	100%
Operating income (loss)	$55,661	$1,491	$(32,152)	$25,000
Depreciation and amortization expense	$15,765	$2,099	$1,507	$19,371
Interest income	$—	$—	$241	$241
Interest expense	$—	$—	$(180)	$(180)
Income (loss) before provision for income taxes	$55,661	$1,491	$(32,091)	$25,061
Total identifiable assets as of year-end	$234,405	$38,540	$57,588	$330,533
Capital expenditures	$19,081	$4,442	$2,963	$26,486
The “Corporate and Unallocated” column is presented to allow for reconciliation of segment contribution to consolidated operating (loss) income, interest income, interest expense and (loss) income before provision for income taxes. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense. The application of accounting policies for segment reporting is consistent with the application of accounting policies for corporate reporting.
Wet Seal operating (loss) income during fiscal 2013, 2012, and 2011 includes $12.7 million, $24.0 million and $2.6 million, respectively, of asset impairment charges.

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

Arden B operating (loss) income during fiscal 2013, 2012, and 2011 includes $2.2 million, $3.0 million, and $1.9 million, respectively, of asset impairment charges.
The Company closed 5, 24 and 1 Arden B stores during fiscal 2013, 2012, and 2011, respectively. The sales and operating (loss) income generated from the 30 Arden B store closures since fiscal 2011 in each of the fiscal 2013, 2012, and 2011 years was $2.5 million, $17.6 million, and $21.7 million, respectively and less than ($0.1) million, ($1.9) million, and $(0.4) million, respectively.
Corporate expenses during fiscal 2013 include a $3.5 million benefit to adjust loss contingency charges for several legal matters.
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
NOTE 14:    Unaudited Quarterly Financial Data
Summarized quarterly financial information for fiscal 2013 and 2012 is listed below (in thousands, except share data).

	Fiscal 2013 Quarter Ended
	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Net sales	$140,445	$137,249	$127,664	$124,776
Gross margin	$42,231	$40,652	$28,949	$23,406
Net income (loss)	$3,110	$958	$(14,910)	$(27,541)
Net income (loss) per share
Basic	$0.04	$0.01	$(0.17)	$(0.33)
Diluted	$0.04	$0.01	$(0.17)	$(0.33)
Weighted-average number of shares of common stock outstanding
Basic	88,501,179	85,800,626	83,729,646	83,765,340
Diluted	88,503,407	85,975,029	83,729,646	83,765,340
Class A common stock market price data
High	$3.39	$5.06	$4.47	$3.44
Low	$2.78	$3.45	$3.16	$2.36

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

	Fiscal 2012 Quarter Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
Net sales	$147,945	$135,261	$135,537	$161,654
Gross margin	$43,603	$30,802	$26,045	$40,051
Net loss	$(273)	$(12,369)	$(14,779)	$(85,810)
Net income (loss) per share
Basic	$0.00	$(0.14)	$(0.17)	$(0.97)
Diluted	$0.00	$(0.14)	$(0.17)	$(0.97)
Weighted-average number of shares of common stock outstanding
Basic	88,486,977	88,585,063	88,877,993	88,859,277
Diluted	88,486,977	88,585,063	88,877,993	88,859,277
Class A common stock market price data
High	$3.69	$3.37	$3.29	$3.01
Low	$3.16	$2.66	$2.72	$2.66
The fiscal quarters ended May 4, 2013, August 3, 2013, November 2, 2013 and February 1, 2014, include $1.6 million, $0.3 million, $5.0 million and $8.0 million in charges, respectively, to record the impairment of certain retail store equipment and leasehold improvement assets.
The fiscal quarters ended April 28, 2012, July 28, 2012, October 27, 2012 and February 2, 2013, include $3.6 million, $9.0 million, $6.4 million and $8.0 million in charges, respectively, to record the impairment of certain retail store equipment and leasehold improvement assets.
The fiscal quarters ended October 27, 2012 and February 2, 2013, include $0.5 million and $6.6 million, respectively, of loss contingency charges for several litigation matters. The fiscal quarter ended May 4, 2013 includes a $3.5 million benefit to adjust the loss contingency charges for such litigation matters.
The fiscal quarters ended July 28, 2012 and October 27, 2012 includes $1.9 million and $0.1 million, respectively, of severance costs, net of stock forfeiture credits, resulting from the departure of the Company's previous chief executive officer. The fiscal quarter ended February 2, 2013 includes $1.0 million of severance costs, net of stock forfeiture credits, resulting from the departure of the Company's previous president and chief operating officer and $0.3 million of severance costs resulting from the workforce reduction on February 1, 2013. Additionally, the fiscal quarters ended October 27, 2012 and February 2, 2013 included $2.1 million and $0.3 million in professional fees to defend against a shareholder proxy solicitation to replace a majority of the Company's board members, which includes the $0.5 million charge to terminate the two investment banker agreements in the fiscal quarter ended February 2, 2013, offset by a $0.2 million benefit to adjust the amount of professional fees incurred. The proxy solicitation ultimately led to an agreement to replace four of the Company's seven board members during October 2012.
The fiscal quarter ended February 2, 2013 includes a $71.1 million increase to provision for income taxes in order to establish a valuation allowance against its deferred tax assets.
NOTE 15:    Subsequent Event

On March 26, 2014, the Company consummated the sale of $27 million of convertible notes as well as warrants to purchase up to 8.8 million shares of the Company's Class A common stock in a private placement to a single institutional investor with net proceeds of approximately $25 million to the Company. The Company intends to use the proceeds for general corporate purposes.
The convertible notes bear interest at a rate of 6% per year, subject to certain adjustments, and mature in March 2017. The convertible notes are convertible, at the holder's option, into shares of the Company’s Class A common stock at a price of $1.84 per share, subject to customary adjustments. Interest on the convertible notes is payable monthly and the principal amount of the convertible notes will amortize monthly with payments beginning September 26, 2014. Monthly interest and principal payments may be settled in cash or shares of the Company's Class A common stock, at the Company's option, subject to certain conditions. Also subject to certain conditions, at any time from and after April 26, 2015, solely if the Company is making the scheduled

THE WET SEAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 (Continued)

amortization payment for such scheduled amortization date in shares of common stock, the holder may accelerate a limited amount of scheduled amortization payments.
In connection with the sale of the convertible notes, the Company issued warrants to purchase up to 8.8 million shares of the Company's Class A common stock. The warrants will be exercisable at $2.12 per share, subject to potential future anti-dilution adjustments. The warrants will be exercisable beginning six months and one day after issuance through September 27, 2019. In addition, the exercise price is also subject to a “full ratchet” anti-dilution adjustment, subject to customary exceptions, in the event that the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price, subject to a floor on the exercise price of $1.76 per share.
Pursuant to the terms of a registration rights agreement entered into with the investor, the Company agreed to file within 45 days of the closing of this transaction a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of, or as payment of principal and interest on, the convertible notes and upon exercise of the warrants.
On March 20, 2014, the Company amended the terms of its senior revolving credit facility as described in Note 6 - "Senior Revolving Credit Facility" in order to permit the issuance of the convertible notes and warrants and for the amortization of the convertible notes.
In recent years, the Company has maintained strong levels of cash, cash equivalents and investments and extinguished its debt.  However, in fiscal 2013, the Company incurred a net loss of $38.4 million and negative cash flow from operations of $17.6 million.  As of February 1, 2014, the Company had cash and cash equivalents and short-term investments of $46.2 million, and the Company increased its liquidity in March 2014 through the convertible notes placement noted above. The Company believes it has sufficient liquidity for fiscal 2014. However, if the Company continues to experience negative cash flow from operations, it will need to continue to rely on its cash reserves to fund its business or seek additional capital.  There can be no assurance that any additional equity or debt financing would be available to the Company, or if available, that such financing would be on favorable terms to the Company.  Accordingly, if the Company's business does not generate sufficient cash flow from operations to fund its working capital needs and planned capital expenditures, and its cash reserves are depleted, the Company may need to take various actions, such as down-sizing and/or eliminating certain operations, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions, and its business may be adversely affected.