Form 10-Q
period 2014-05-03
WET SEAL INC
filed 2014-05-28
CIK 863456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at May 23, 2014, was 84,504,868. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at May 23, 2014.

THE WET SEAL, INC.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets (Unaudited) as of May 3, 2014, February 1, 2014 and May 4, 2013	1
	Condensed Consolidated Statements of Operations (Unaudited) for the 13 Weeks Ended May 3, 2014 and May 4, 2013	2
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the 13 Weeks Ended May 3, 2014 and May 4, 2013	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended May 3, 2014 and May 4, 2013	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
SIGNATURES		37
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
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

PART I. Financial Information
Item 1.        Financial Statements (Unaudited)
THE WET SEAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,551	$38,772	$50,320
Short-term investments	2,943	7,386	61,342
Income tax receivables	—	141	286
Other receivables	2,780	3,230	4,612
Merchandise inventories	38,799	31,209	36,341
Prepaid expenses and other current assets	11,745	12,742	11,360
Total current assets	107,818	93,480	164,261
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	68,859	78,097	90,673
Furniture, fixtures and equipment	56,349	60,143	63,694
	125,208	138,240	154,367
Less accumulated depreciation and amortization	(76,196)	(81,951)	(90,798)
Net equipment and leasehold improvements	49,012	56,289	63,569
OTHER ASSETS:
Other assets	3,101	1,970	3,040
Total other assets	3,101	1,970	3,040
TOTAL ASSETS	$159,931	$151,739	$230,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of convertible debt	$3,450	$—	$—
Accounts payable – merchandise	19,971	18,530	20,644
Accounts payable – other	8,148	8,814	17,470
Accrued liabilities	23,031	20,704	27,970
Current portion of deferred rent	3,640	3,508	2,717
Total current liabilities	58,240	51,556	68,801
LONG-TERM LIABILITIES:
Warrants and Embedded derivatives	5,252	—	—
Senior convertible debt, net of discount of $5,481 at May 3, 2014	18,069	—	—
Deferred rent	30,498	31,066	31,674
Other long-term liabilities	1,747	1,784	1,871
Total long-term liabilities	55,566	32,850	33,545
Total liabilities	113,806	84,406	102,346
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 84,854,385 shares issued and 84,504,868 outstanding at May 3, 2014; 84,730,594 shares issued and 84,695,369 shares outstanding at February 1, 2014; and 91,067,436 shares issued and 88,976,080 shares outstanding at May 4, 2013	8,485	8,473	9,107
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	217,576	216,944	240,108
Accumulated deficit	(179,645)	(157,864)	(116,371)
Treasury stock, 349,517 shares, 35,225 shares and 2,091,356 shares, at cost, at May 3, 2014, February 1, 2014, and May 4, 2013, respectively	(139)	(68)	(4,193)
Accumulated other comprehensive loss	(152)	(152)	(127)
Total stockholders’ equity	46,125	67,333	128,524
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,931	$151,739	$230,870
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	$116,728	$140,445
Cost of sales	93,597	98,214
Gross margin	23,131	42,231
Selling, general, and administrative expenses	37,497	37,437
Asset impairment	7,318	1,596
Operating (loss) income	(21,684)	3,198
Interest income	31	40
Interest expense	(453)	(46)
Interest expense, net	(422)	(6)
Gain on warrants and derivatives liabilities	439	—
(Loss) income before provision for income taxes	(21,667)	3,192
Provision for income taxes	114	82
Net (loss) income	$(21,781)	$3,110
Net (loss) income per share, basic	$(0.26)	$0.03
Net (loss) income per share, diluted	$(0.26)	$0.03
Weighted-average shares outstanding, basic	84,107,731	88,501,179
Weighted-average shares outstanding, diluted	84,107,731	88,503,407
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 1, 2014	84,730,594	$8,473	—	$—	$216,944	$(157,864)	$(68)	$(152)	$67,333
Net loss	—	—	—	—	—	(21,781)	—	—	(21,781)
Stock issued pursuant to long-term incentive plans	123,791	12	—	—	(12)	—	—	—	—
Stock-based compensation	—	—	—	—	644	—	—	—	644
Repurchase of common stock	—	—	—	—	—	—	(71)	—	(71)
Balance at May 3, 2014	84,854,385	$8,485	—	$—	$217,576	$(179,645)	$(139)	$(152)	$46,125

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

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(21,781)	$3,110
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,939	3,338
Interest expense related to amortization of debt discount	210	—
Amortization of premium on investments	3	152
Amortization of deferred financing costs	78	27
Gain on warrants and derivatives liabilities	(439)	—
Loss on disposal of equipment and leasehold improvements	13	18
Asset impairment	7,318	1,596
Stock-based compensation	644	369
Changes in operating assets and liabilities:
Income tax receivables	141	—
Other receivables	450	(2,874)
Merchandise inventories	(7,590)	(2,553)
Prepaid expenses and other current assets	1,500	2,056
Other non-current assets	119	13
Accounts payable and accrued liabilities	2,369	3,950
Deferred rent	(436)	(34)
Other long-term liabilities	(37)	(37)
Net cash (used in) provided by operating activities	(14,499)	9,131
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(2,684)	(3,603)
Proceeds from disposal of equipment and leasehold improvements	23	—
Proceeds from maturity of marketable securities	4,440	6,200
Net cash provided by investing activities	1,779	2,597
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	94
Repurchase of treasury shares	(71)	(3,781)
Payment of deferred financing costs	(1,430)	—
Proceeds from issuance of senior convertible notes	27,000	—
Net cash provided by (used in) financing activities	25,499	(3,687)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,779	8,041
CASH AND CASH EQUIVALENTS, beginning of period	38,772	42,279
CASH AND CASH EQUIVALENTS, end of period	$51,551	$50,320
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$163	$18
Income taxes	$51	$183
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of equipment and leasehold improvements unpaid at end of period	$2,220	$2,822
Debt issuance costs unpaid at end of period	$401	—
Initial fair value of warrants liability	$3,610	—
Initial fair value of embedded derivatives liability	$2,081	—
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation
The information set forth in these condensed consolidated financial statements as of and for the 13 weeks ended May 3, 2014, and May 4, 2013 (collectively, the “Interim Financial Statements”), is unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in The Wet Seal, Inc. (the “Company”) annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014. All references in this Quarterly Report on Form 10-Q to “fiscal 2013” and “fiscal 2014” mean the fiscal years ended February 1, 2014 and ending January 31, 2015, respectively.
In the opinion of management, the Interim Financial Statements reflect all adjustments that are of a normal and recurring nature necessary to fairly present the Company’s financial position and results of operations and cash flows in all material respects as of the dates and for the periods presented. The results of operations presented in the Interim Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015.
On April 24, 2014, the Company committed to a plan to wind down the operations of its Arden B brand (the "Plan") due to the long-term financial under-performance of the business. Arden B currently operates 54 mall based stores and an e-commerce website. As part of the Plan, the Company expects that 31 Arden B locations will transition to Wet Seal Plus merchandise and that the remaining 23 locations will transition from Arden B to Wet Seal merchandise. Where permissible, the Company intends that Arden B locations will be refreshed with either Wet Seal or Wet Seal Plus signage. The Company expects to complete this transition by the start of the back-to-school selling season in late July 2014. The Company further expects that, through lease expirations and the exercise of early termination provisions, the Company will close 17 of the current Arden B locations through the remainder of fiscal 2014 and 9 Arden B locations in fiscal 2015. For the interim period while Arden B locations remain open, the stores will offer Wet Seal or Wet Seal Plus merchandise, as noted above. As of May 3, 2014, the Company has evaluated the applicable accounting standards guidance for discontinued operations due to the wind down of the Arden B operations and has concluded that discontinued operations presentation is not appropriate at this time. However, the Company will continue to evaluate this throughout fiscal 2014.
In fiscal 2013 and the first quarter of fiscal 2014, the Company incurred net losses of $38.4 million and $21.8 million and negative cash flow from operations of $17.6 million and $14.5 million, respectively.  As of May 3, 2014, the Company had cash and cash equivalents and short-term investments of $54.5 million and the Company increased its liquidity in March 2014 through the senior convertible notes placement described in Note 4, "Senior Convertible Notes and Warrants." In addition, the Company has a $35.0 million senior revolving credit facility with $29.6 million of availability as of May 3, 2014. Including cash and cash equivalents, short-term investments and availability on the Company’s senior revolving credit facility, the Company’s total available liquidity as of May 3, 2014 was $84.1 million. The Company believes it has sufficient liquidity for fiscal 2014. However, if the Company continues to experience negative cash flow from operations, it will need to continue to rely on its cash reserves to fund its business or seek additional capital.  There can be no assurance that any additional equity or debt financing would be available to the Company, or if available, that such financing would be on terms acceptable to the Company.  Accordingly, if the Company's business does not generate sufficient cash flow from operations to fund its working capital needs and planned capital expenditures, and its cash reserves are depleted, the Company may need to take various actions, such as down-sizing, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions, and the Company's business could be materially and adversely affected.
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
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

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
The Company conducts its quarterly impairment evaluation at the individual store level using the guidance under applicable accounting standards. The quarterly analysis includes the Company's estimates of future cash flows using only the cash inflows and outflows that are directly related to each store over the remaining lease term. Key assumptions made by the Company and included within the cash flow estimates are future sales and gross margin projections. The Company determines the future sales and gross margin projections by considering each store's recent and historical performance, the Company's overall performance trends and projections and the potential impact of strategic initiatives on future performance. The Company's commitment to the Plan on April 24, 2014 to wind down the operations of its Arden B brand, which occurred during the Company's quarterly evaluation of the carrying value of its long-lived assets, was an event indicating the carrying value of the long-lived assets for the Arden B locations and website may not be recoverable.
The Company's evaluations during the 13 weeks ended May 3, 2014, and May 4, 2013 included impairment testing of 41 and 30 stores and resulted in 31 and 7 stores being impaired, respectively, as their projected future cash flows were not sufficient to recover the net carrying value of their assets. Due to the Company's plan to wind down the Arden B brand, it tested all Arden B stores with carrying value and the corporate assets associated with the Arden B website, which was also impaired as of May 3, 2014. As such, the Company recorded the following non-cash charges related to its retail stores within asset impairment in the condensed consolidated statements of operations to write down the carrying values of these stores' long-lived assets to their estimated fair values (in thousands except for number of stores):

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Aggregate carrying value of all long-lived assets impaired	$7,441	$2,314
Less: Impairment charges - stores	6,934	1,596
Impairment charges - corporate	384	—
Aggregate fair value of all long-lived assets impaired	$123	$718
Number of stores with asset impairment	31	7
Of the 10 stores that were tested and not determined to be impaired during the 13 weeks ended May 3, 2014, 7 could be deemed to be at risk of future impairment. When making this determination, the Company considered the potential impact that reasonably possible changes to sales and gross margin performance versus the Company's current projections for these stores could have on their current estimated cash flows. Of the $7.3 million in impairment charges for the 13 Weeks Ended May 3, 2014, $3.2 million was for Arden B stores and the Arden B website.
As noted above, the Company considers the potential impact expected from its strategic initiatives when determining the key assumptions to use within the projected cash flows for each store during its quarterly analysis. If the Company is not able to achieve its projected key financial metrics, and the strategic initiatives being implemented do not result in significant improvements in the Company's current financial performance trend, the Company may incur additional impairment in the future for those stores tested and not deemed to be impaired in its most recent quarterly analysis, as well as for additional stores not tested in its most recent quarterly analysis.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

Warrants for Common Stock and Embedded Derivatives
The Company’s common stock warrants and embedded derivatives have been bifurcated from the debt host and are classified as liabilities on the condensed consolidated balance sheet. The Company records the warrants and embedded derivatives liabilities at fair value and adjusts the carrying value of the common stock warrants and embedded derivatives to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants and derivatives at each reporting date, recorded as a gain or (loss) in the consolidated statements of operations. Refer to Note 4, "Senior Convertible Notes and Warrants" and Note 5, "Fair Value Measurements and Disclosures."
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
The Company has approximately $165.0 million of federal NOLs available to offset taxable income in fiscal 2014 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code. The Company's effective tax rate for the 13 weeks ended May 3, 2014, was approximately negative 0.5% despite its net loss. This effective rate is due to certain state income taxes for fiscal 2014 that are not based on consolidated net income. The Company expects a negative 0.6% effective income tax rate for fiscal 2014, although a number of factors could cause our actual effective tax rate for fiscal 2014 to differ from this expected tax rate.
Other Comprehensive Income
Other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net loss. The Company's comprehensive loss for the 13 weeks ended May 3, 2014, and May 4, 2013 was equal to the Company's net loss.
Recent Accounting Pronouncements
In March 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on various glossary terms, covering a wide range of topics in the accounting standards codification. The amendments represent changes to clarify the master glossary, consolidate multiple instances of the same term into a single definition, or make minor improvements to the master glossary that are not expected to result in substantive changes to the application of existing guidance. The Company adopted this guidance, which did not impact its condensed consolidated financial statements.
In April 2014, the FASB issued amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. This guidance amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. The effective date is for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014. Early adoption is permitted. Pending further analysis of the Arden B brand wind down, the Company may elect early adoption of this guidance.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

NOTE 2 – Stock-Based Compensation
The Company had one stock incentive plan under which shares were available for grant at May 3, 2014: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remains unvested and/or unexercised as of May 3, 2014; however, the 1996 Plan expired during fiscal 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan and the 1996 Plan are collectively referred to as the “Plans.”
The 2005 Plan permits the granting of options, restricted common stock, performance share awards, restricted and performance stock units, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock, performance share grants and other awards made or settled in the form of Company stock. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. An aggregate of 22,557,528 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of May 3, 2014, 1,887,301 shares were available for future grants under the 2005 Plan.
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
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Dividend Yield	—%	—%
Expected Volatility	41.66%	41.09%
Risk-Free Interest Rate	1.02%	0.44%
Expected Life of Options (in Years)	3.3	3.3
At May 3, 2014, there was $0.6 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 2.5 years, representing the remaining vesting periods of such options through fiscal 2017.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

The following table summarizes the Company’s stock option activities with respect to its Plans for the 13 weeks ended May 3, 2014 (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 1, 2014	882,333	$3.82
Granted	1,425,246	$1.52
Exercised	—	$—
Canceled	(101,535)	$3.56
Outstanding at May 3, 2014	2,206,044	$2.35	4.11	$—
Vested and expected to vest in the future at May 3, 2014	1,788,006	$2.50	3.93	$—
Exercisable at May 3, 2014	534,255	$3.96	2.06	$—
Options vested and expected to vest in the future is comprised of all options outstanding at May 3, 2014, net of estimated forfeitures. Additional information regarding stock options outstanding as of May 3, 2014, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of May 3, 2014	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of May 3, 2014	Weighted- Average Exercise Price Per Share
$ 1.13 - $ 2.26	1,425,246	4.97	$1.52	—	$—
$ 2.36 - $ 3.57	359,333	2.94	$3.10	245,996	$3.16
$ 3.69 - $ 5.93	401,465	2.33	$4.39	268,259	$4.48
$ 6.82	20,000	0.02	$6.82	20,000	$6.82
$ 1.13 - $ 6.82	2,206,044	4.11	$2.35	534,255	$3.96
The weighted-average grant-date fair value of options granted during the 13 weeks ended May 3, 2014, and May 4, 2013, was $0.27 and $0.91, respectively. The total intrinsic values for options exercised during the 13 weeks ended May 3, 2014, and May 4, 2013, was none and less than $0.1 million, respectively.
Cash received from option exercises under the Plans for the 13 weeks ended May 3, 2014, and May 4, 2013, was none and $0.1 million, respectively. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.
Restricted Common Stock, Restricted Stock Units, Performance Share Awards, and Performance Stock Units
Under the 2005 Plan, the Company grants directors, certain executives and other key employees restricted common stock and restricted stock units with vesting contingent upon completion of specified service periods ranging from one to three years. In fiscal 2013, the Company also granted certain executives performance share awards and performance stock units with vesting contingent upon a combination of specified service periods and the Company’s achievement of specified corporate performance objectives. All of the performance share awards and performance stock units granted in fiscal 2013 were subsequently forfeited due to the failure to achieve the performance metric. As of May 3, 2014, there were no performance share awards or performance stock units outstanding under the 2005 Plan. Restricted stock units awarded to employees represent the right to receive one share of the Company's Class A common stock upon vesting.
During the 13 weeks ended May 3, 2014, and May 4, 2013, the Company granted none and 234,759 shares, respectively, of restricted common stock to certain employees and directors under the Plans. The weighted-average grant-date fair value of the restricted common stock granted during the 13 weeks ended May 4, 2013, was $3.03 per share. Additionally, the Company granted

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

1,476,513 restricted stock units to certain employees during the 13 weeks ended May 3, 2014 with a weighted-average grant-date fair value of $1.50 per share.
The fair value of nonvested restricted common stock awards and restricted stock units is equal to the specified grant date price of the Company’s Class A common stock on the grant date. The following table summarizes activity with respect to the Company’s restricted common stock and restricted stock units during the 13 weeks ended May 3, 2014:

Restricted Common Stock and Restricted Stock Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at February 1, 2014	899,939	$3.06
Granted	1,476,513	$1.50
Vested	(202,043)	$2.65
Forfeited	(80,715)	$2.47
Nonvested at May 3, 2014	2,093,694	$2.02
At May 3, 2014, there was $3.2 million of total unrecognized compensation expense related to nonvested restricted common stock and restricted stock units under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.1 years, representing the remaining vesting periods of such stock awards through fiscal 2017.
The following tables summarize stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Stock options	$20	$49
Restricted and performance stock awards and units	624	294
Performance share awards and units	$—	$26
Stock-based compensation	$644	$369

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Cost of sales	$18	$50
Selling, general, and administrative expenses	626	319
Stock-based compensation	$644	$369
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
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

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
At May 3, 2014, the amount outstanding under the Facility consisted of $3.6 million in open documentary letters of credit related to merchandise purchases and $1.8 million in outstanding standby letters of credit, and the Company had $29.6 million available under the Facility for cash advances and/or the issuance of additional letters of credit.
On March 20, 2014, the Company amended the terms of the Facility in order to permit the issuance of the senior convertible notes and warrants and for the amortization of the senior convertible notes described in Note 4, "Senior Convertible Notes and Warrants."
At May 3, 2014, the Company was in compliance with all covenant requirements under the Facility.
NOTE 4 – Senior Convertible Notes and Warrants
On March 26, 2014, the Company consummated the sale of $27.0 million of senior convertible notes as well as warrants to purchase up to 8.8 million shares of the Company's Class A common stock in a private placement to a single institutional investor with proceeds to the Company, net of $1.9 million of deferred financing costs, of $25.1 million. The Company intends to use the proceeds for general corporate purposes.
The senior convertible notes bear interest at a rate of 6% per year, subject to certain adjustments, and mature in March 2017. The senior convertible notes are convertible, at the holder's option, into shares of the Company's Class A common stock at a price of $1.84 per share, subject to customary adjustments. Interest on the senior convertible notes is payable monthly and the principal amount of the senior convertible notes will amortize monthly with payments beginning September 26, 2014. On each of the first seven principal installment dates (through the one-year anniversary of March 26, 2014, the closing date), the Company’s scheduled principal amortization payment will be an amount equal to $350,000. For each of the subsequent 12 installment dates through the second anniversary of the closing date, the Company’s scheduled principal amortization payment will be an amount equal to $1,000,000. For each of the subsequent installment dates, the Company’s scheduled principal amortization payment will be an amount equal to $1,075,000 until the final principal amortization payment, which final payment shall be equal to the remaining principal outstanding on the maturity date. Monthly interest and principal payments may be settled in cash or shares of the Company's Class A common stock, at its option, subject to certain conditions including: (i) the daily dollar trading volume of the Company's common stock for the average of the daily weighted average prices during the twenty (20) day trading period prior to the payment shall be at least $1.0 million; (ii) the daily dollar trading volume of the Company's common stock for each trading day during the ten (10) trading day period ending on the trading day immediately prior to the applicable date of determination shall be at least $0.5 million; and (iii) on each trading day during the twenty (20) day trading period prior to the payment, the weighted average price of the Company's common stock equals or exceeds $1.00. Also subject to certain conditions, at any time from and after April 26, 2015, solely if the Company is making the scheduled amortization payment for such scheduled amortization date in shares of common stock, the holder may accelerate a limited amount of scheduled amortization payments.
In connection with the sale of the senior convertible notes, the Company issued warrants to purchase up to 8.8 million shares of the Company's Class A common stock. The warrants will be exercisable at $2.12 per share, subject to potential future anti-dilution adjustments. The warrants will be exercisable beginning six months and one day after issuance through September 27, 2019. In addition, the exercise price is also subject to a “full ratchet” anti-dilution adjustment, subject to customary exceptions, in the event that the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price, subject to a floor on the exercise price of $1.76 per share.
The senior convertible notes were initially recorded net of a discount of $5.7 million, reflecting the fair value of the warrants and embedded derivatives within the senior convertible notes on the issuance date. Refer to Note 5, "Fair Value Measurements and Disclosures." for further detail on the fair value of the warrants and derivatives. The $5.7 million debt discount will be amortized through interest expense on the consolidated statements of operations, using the effective interest method, over the term of the senior convertible notes. Of the $1.9 million of deferred financing costs, $1.8 million was incurred through May 3, 2014

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

and was capitalized with the current portion of $0.6 million included in "Prepaid expenses and other current assets" and the non-current portion of $1.2 million included in "Other assets" in the condensed consolidated balance sheets as of May 3, 2014 and will be amortized through interest expense on the condensed consolidated statements of operations over the term of the senior convertible notes.
The $5.7 million fair values of the warrants and embedded derivatives, which require bifurcation from the debt host, were recorded within long-term liabilities on the condensed consolidated balance sheets. The embedded derivatives relate to the conversion option, redemption in the case of an event of default and redemption in the case of a change in control features of the senior convertible note. The warrants and embedded derivatives will be marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrants and derivatives liabilities recorded in the consolidated statements of operations. The fair value of the warrants and embedded derivatives from the issuance date to the end of the first quarter declined $0.4 million. Accordingly, this amount was recorded as a gain on warrants and derivatives liabilities in the condensed consolidated statements of operations. Refer to Note 5, "Fair Value Measurements and Disclosures."
NOTE 5 – Fair Value Measurements and Disclosures
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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount as of May 3, 2014	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$21,363	$—	$21,363	$—
Cash equivalents	21,363

Certificates of deposit	1,442	—	1,440	—
US treasury securities	—	—	—	—
US government agency securities	1,501	—	1,500	—
Short-term investments	2,943

Financial liability:
Senior convertible notes	$18,069	$—	$—	$27,937

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

	Carrying Amount as of February 1, 2014	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$22,427	$—	$22,427	$—
Cash equivalents	22,427

Certificates of deposits	3,084	—	3,079	—
US treasury securities	—	—	—	—
US government securities	4,302	—	4,300	—
Short-term investments	$7,386

	Carrying Amount as of May 4, 2013	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$33,035	$—	$33,035	$—
Cash and cash equivalents	33,035

Certificates of deposit	5,936	—	5,925	—
US treasury securities	14,989	—	14,997	—
US government securities	40,417	—	40,343	—
Short-term investments	61,342

Long-term tenant allowances receivable	$982	$—	$—	$982
Cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. The Company's money market funds are valued at $1, which is generally the net asset value of these funds and are represented at Level 2. Units are redeemable on a daily basis and redemption requests generally can be received the same day as the effective date. The Company’s short-term investments consist of interest-bearing bonds of various U.S. Government agencies, U.S. treasury securities and certificates of deposit, have maturities that are less than one year and are carried at amortized cost plus accrued income. Short-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s short-term investments was determined based on quoted prices for similar instruments in active markets. The carrying value of the senior convertible notes at May 3, 2014 is net of the unamortized discount of $5,481. The fair value of the senior convertible notes was determined using a discounted cash flow analysis with a market interest rate assumption that was based upon Level 3 inputs of comparable yields for debt securities with similar terms and issuer credit profiles. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the tenant allowances receivable was determined by discounting them to present value using an incremental borrowing rate of 9.26%, at the time of recording, over their five year collection period. As of May 3, 2014 and February 1, 2014, they are included in other receivables within the condensed consolidated balance sheets.
On a non-recurring basis, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs consisting of, but not limited to, projected sales growth, estimated gross margins, projected operating costs and an estimated weighted-average cost of capital. During the 13 weeks ended May 3, 2014, and May 4, 2013, the Company recorded $7.3 million and $1.6 million of impairment charges, respectively, in the accompanying condensed consolidated statements of operations. Refer to Note 1, “Summary of Significant Accounting Policies.”

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

Recurring Fair Value Measurements
Warrants Liability
The warrants to purchase the common stock are required to be measured at fair value each reporting period. Refer to Note 4, "Senior Convertible Notes and Warrants." The fair value of the warrants was estimated using a Monte Carlo simulation model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions:

	May 3, 2014	March 26, 2014
Stock price	$1.15	$1.16
Exercise price	$2.12	$2.12
Exercise price floor	$1.76	$1.76
Expected volatility	52.00%	54.00%
Expected term (in years)	5.4	5.5
Risk free interest rate	1.86%	1.86%
Expected dividend yield	—%	—%

The following table presents the activity recorded for the warrants liability during the 13 weeks ended:

May 3, 2014
(in thousands)
Beginning balance as of March 26, 2014	$3,610
Less: Gain from change in fair value	264
Balance as of May 3, 2014	$3,346
Derivatives Liability
The embedded derivatives liability is required to be measured at fair value each reporting period. Refer to Note 4, "Senior Convertible Notes and Warrants." The fair value of the embedded derivatives was estimated using a binomial lattice model, incorporating the “with-and-without” method to bifurcate and fair value the embedded derivatives, which requires Level 3 inputs that are highly subjective and determined using the following significant assumptions:

	May 3, 2014	March 26, 2014
Stock price	$1.15	$1.16
Conversion price	1.84	1.84
Expected volatility	52.0%	52.0%
Expected term (in years)	5.4	5.5
Risk free interest rate	0.9%	0.9%
Expected dividend yield	—%	—%
Bond yield	4.1%	4.2%
Recovery rate	45.0%	45.0%

The following table presents the activity recorded for the derivative liability during the first quarter ended:

May 3, 2014
(in thousands)
Beginning balance as of March 26, 2014	$2,081
Less: Gain from change in fair value	175
Balance as of May 3, 2014	$1,906

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

Changes in the fair value of the warrants and derivatives liabilities are included in gain on warrants and derivatives liabilities in the accompanying condensed consolidated statement of operations. It is possible that even small changes in any of the above assumptions could have a significant impact on our financial results.
NOTE 6 – Net (Loss) Income Per Share
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
While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. Holders of the Company's notes and warrants are entitled to participation in any declaration of dividends, and therefore the notes and warrants are participating securities. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. Restricted and performance stock units are not participating securities.
For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the dilutive computation of the warrants, under the two-class method, determination of the weighted average number of warrants not yet converted will be added to the basic weighted average number of shares whenever the period’s average price is higher than the exercise price of $2.12 per share. The "treasury stock" method will be applied to determine the incremental number of convertible shares that are assumed to be converted into common stock. The warrants will only have a dilutive effect when they are “in the money." As the warrants are not exercisable until September 2014, they have not been included in the table below. The dilutive effect of the senior convertible notes, including the interest, is included in the diluted share calculation based on the "if-converted method." Interest charges applicable to the convertible debt are added back as an adjustment to the numerator, net of tax. The payment of the principal and interest of the notes is presumed to be settled in common stock (versus cash) and the potentially issued shares resulting from this settlement are included in the diluted share calculation. For the 13 weeks ended May 3, 2014, the Company incurred a net loss and there was no dilutive effect of any unvested share-based payment awards, warrants or senior convertible notes.
The following table summarizes the allocation of undistributed earnings among common stock and other participating securities for the 13 weeks ended May 4, 2013 using the two-class method and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended
	May 4, 2013
	Net Income	Shares	Per Share Amount
Net income per share, basic:
Net income	$3,110
Less: Undistributed earnings allocable to participating securities	(31)
Net income per share, basic	$3,079	88,501,179	$0.03
Net income per share, diluted:
Net income	$3,110
Less: Undistributed earnings allocable to participating securities	(31)
Effect of dilutive securities		2,228
Net income per share, diluted	$3,079	88,503,407	$0.03
The computations of net (loss) income per share, diluted, excluded the following potentially dilutive securities exercisable into Class A common stock for the 13 weeks ended May 3, 2014, and May 4, 2013, respectively, because their effect would have been anti-dilutive.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Stock options outstanding	2,022,715	1,116,264
Unvested restricted and performance stock awards and units	1,243,385	977,322
Interest on convertible debt, net of tax	1,288,281	—
Senior convertible notes weighted-average shares outstanding	6,288,820	—
Total	10,843,201	2,093,586

NOTE 7 – Commitments and Contingencies
Litigation

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company's current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted the Company’s motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted the Company's motion to compel arbitration. Plaintiffs appealed and oral argument was heard on September 23, 2013. On November 15, 2013, the Court of Appeals issued an order in which it affirmed in part and reversed in part the trial court’s order granting the Company’s motion to compel arbitration. Specifically, the Court of Appeal affirmed the trial court’s order compelling arbitration of individual claims but held that the Private Attorney General Action (PAGA) claim can only be brought as a representative action. The Company filed a petition for review to the California Supreme Court that was denied on February 11, 2014. The matter was remitted to the Superior Court for additional proceedings and on April 29, 2014, the Superior Court granted the Company’s motion and issued an order to stay the case. A hearing to review the status of the stay is scheduled for August 26, 2014. In addition, on July 18, 2012, the Company received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with the Company. Plaintiffs alleged that the Company’s arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against the Company. On September 20, 2012, the NLRB dismissed Plaintiffs claims.
On October 27, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles on behalf of certain of the Company’s current and former employees who were employed in California during the time period from October 27, 2007 through the present. The Company was named as a defendant. Plaintiffs are seeking unpaid wages, civil and statutory penalties, restitution, injunctive relief, interest, and attorneys' fees and costs. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. On March 28, 2012, the court entered an Order denying the Company’s motion to compel arbitration. On September 21, 2012, the Company filed a notice of appeal that is still pending.

As of May 3, 2014, the Company has accrued less than $0.1 million for loss contingencies in connection with the litigation matters enumerated above and other pending legal matters. The Company is vigorously defending the pending matters and will continue to evaluate its potential exposure and estimated costs as these matters progress. Future developments may require the Company to record accrual for these matters, or other legal matters, which could have a material negative effect on its results of operations or financial condition.
From time to time, the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business. The Company believes that, in the event of a settlement or an adverse judgment on certain of these claims, insurance may cover a portion of such losses. However, certain matters could arise for which the Company does not have insurance coverage or for which insurance provides only partial coverage. These matters could have a material negative effect on its results of operations or financial condition.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

NOTE 8 – Segment Reporting
The Company operates exclusively in the retail apparel industry in which it sells apparel and accessory items, primarily through mall-based chains of retail stores, to female consumers with a young, active lifestyle. The Company has identified two operating segments (“Wet Seal” and “Arden B”). E-commerce operations for Wet Seal and Arden B are included in their respective operating segments. Refer to Note 1, “Summary of Significant Accounting Policies.”
Information for the 13 weeks ended May 3, 2014, and May 4, 2013, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended May 3, 2014	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$103,309	$13,419	$—	$116,728
Percentage of consolidated net sales	89%	11%	—%	100%
Operating loss	$(8,386)	$(4,630)	$(8,668)	$(21,684)
Depreciation and amortization expense	$2,250	$165	$524	$2,939
Interest income	$—	$—	$31	$31
Interest expense	$—	$—	$(453)	$(453)
Gain on warrants and derivatives liabilities	$—	$—	$439	$439
Loss before provision for income taxes	$(8,386)	$(4,630)	$(8,651)	$(21,667)

13 Weeks Ended May 4, 2013	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$122,799	$17,646	$—	$140,445
Percentage of consolidated net sales	87%	13%	—	100%
Operating income (loss)	$9,553	$558	$(6,913)	$3,198
Depreciation and amortization expense	$2,584	$260	$494	$3,338
Interest income	$—	$—	$40	$40
Interest expense	$—	$—	$(46)	$(46)
Income (loss) before provision for income taxes	$9,553	$558	$(6,919)	$3,192

The “Corporate and Unallocated” column is presented to allow for reconciliation of segment contribution to consolidated operating income (loss), interest income, interest expense, gain on warrants and derivatives liabilities and income (loss) before provision for income taxes. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense. The application of accounting policies for segment reporting is consistent with the application of accounting policies for corporate reporting.
Wet Seal operating (loss) income during the 13 weeks ended May 3, 2014, and May 4, 2013, includes $4.1 million and $1.1 million, respectively, of asset impairment charges.
Arden B operating (loss) income during the 13 weeks ended May 3, 2014, and May 4, 2013, includes $2.8 million and $0.5 million, respectively, of asset impairment charges.
Corporate expenses during the 13 weeks ended May 3, 2014, include a $0.5 million benefit for miscellaneous non-recurring other income and $0.4 million in asset impairment charges. Corporate expenses during the 13 weeks ended May 4, 2013, include a $3.5 million benefit to adjust a loss contingency related to legal matters.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 13 weeks ended May 3, 2014, and May 4, 2013
(Unaudited)

NOTE 9 – Treasury Stock
During the 13 weeks ended May 3, 2014, the Company tendered 41,008 shares of its Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations for a total cost of $0.1 million, as well as 273,284 shares reacquired by the Company, at no cost, upon employee forfeitures of stock-based compensation.
NOTE 10 - Subsequent Event

The Company maintained a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for a former Chairman of the Board of Directors of the Company. The SERP provided for retirement benefits through life insurance. The Company funded the SERP in prior years through contributions to a trust fund known as a “Rabbi” trust. Funds were held in a Rabbi trust for the SERP consisting of a life insurance policy reported at cash surrender value. On May 21, 2014, the Company terminated the SERP plan and anticipates recognizing a gain of $0.7 million as a result of the dissolution of this plan.

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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, in our other filings with the Securities and Exchange Commission, and elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report speak only as of the date of this Quarterly Report.
All references to “we,” “our,” “us,” and “the Company” in this Quarterly Report on Form 10-Q mean The Wet Seal, Inc. and its wholly owned subsidiaries. All references in this Quarterly Report on Form 10-Q to “fiscal 2013” and “fiscal 2014” mean the fiscal years ended February 1, 2014 and ending January 31, 2015, respectively.
Executive Overview
We are a national multi-channel specialty retailer selling fashion apparel and accessory items designed for female customers aged 13 to 34 years old through our stores and e-commerce websites. In the first quarter of fiscal 2014, we operated two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At May 3, 2014, we had 532 retail stores in 47 states and Puerto Rico. Of the 532 stores, there were 478 Wet Seal stores and 54 Arden B stores. Our merchandise can also be purchased online through the websites of each of our chains.
On April 24, 2014, we committed to a plan to wind down the operations of our Arden B brand (the "Plan") due to the long-term financial under-performance of the business. Arden B currently operates 54 mall based stores and an e-commerce website. As part of the Plan, we expect that 31 Arden B locations will transition to Wet Seal Plus merchandise and that the remaining 23 locations will transition from Arden B to Wet Seal merchandise. Where permissible, we intend that Arden B locations will be refreshed with either Wet Seal or Wet Seal Plus signage. We expect to complete this transition by the start of the back-to-school selling season in late July 2014. We further expect that, through lease expirations and the exercise of early termination provisions, we will close 17 of the current Arden B locations through the remainder of fiscal 2014 and 9 Arden B locations in fiscal 2015. For the interim period while Arden B locations remain open, the stores will offer Wet Seal or Wet Seal Plus merchandise, as noted above.
We currently estimate that the total amount of charges expected to be incurred to our condensed consolidated statement of operations in the first through third quarters of fiscal 2014 in connection with the winding down of the Arden B brand, including charges for employee severance and retention plans, transitioning the stores from Arden B to Wet Seal merchandise and non-cash asset impairments, is approximately $4.5 million. We estimate the amount of charges to our condensed consolidated statement of operations that will result in future cash expenditures during the 2014 fiscal year, comprised of employee severance, retention plan, and transitioning the stores from Arden B to Wet Seal merchandise costs, will be approximately $1.3 million. We also estimate that we will incur future cash expenditures during the fiscal 2014 and 2015 years of approximately $0.5 million that will not affect our condensed consolidated statement of operations, which are comprised of reimbursements to landlords of unamortized tenant allowances.
We consider the following to be key performance indicators in evaluating our performance:
Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal division’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for three or more days in a fiscal month, due to remodel, relocation or other reasons, are removed from the comparable store base for that fiscal month as well as for the comparable fiscal month in the following fiscal year. Beginning with the first quarter of fiscal 2014, we began including ecommerce sales in our comparable store sales results and have revised the first quarter of fiscal 2013 comparable store sales results included herein to also include e-commerce sales. Comparable store sales results are important in achieving operating leverage on expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash and working capital.
Average transaction counts—We consider the trend in the average number of sales transactions occurring in our stores to be a key performance metric. To the extent we are able to increase transaction counts in our stores that more than offset the decrease, if any, in the average dollar sale per transaction, we will generate increases in our comparable store sales.
Gross margins—We analyze the components of gross margin, specifically cumulative mark-on, markups, markdowns, inventory shrink, buying costs, distribution costs and store occupancy costs. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or in inventory shrink, or an inability to generate sufficient sales leverage on other components of cost of sales could have an adverse impact on our gross margin results and results of operations.
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
Business Segments
We report our results as two reportable segments representing our two retail divisions. Although the two operating segments have many similarities in their products, production processes, distribution methods, and regulatory environment, there are differences in most of these areas and distinct differences in their economic characteristics. As a result, we consider these segments to be two distinct reportable segments. As discussed further in the Executive Overview, we plan to wind down the Arden B business.
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
We maintain a Web-based store located at www.wetseal.com, offering Wet Seal merchandise comparable to that carried in our stores. We also maintain a Web-based store located at www.ardenb.com, offering Arden B merchandise comparable to that carried in our stores. Our e-commerce stores are designed to serve as an extension of the in-store experience and offer an expanded selection of merchandise, with the goal of growing both e-commerce and in-store sales. We continue to develop our Wet Seal website to increase its effectiveness in marketing our brand. We do not consider our Web-based business to be a distinct reportable segment. The Wet Seal and Arden B reportable segments include, in addition to data from their respective stores, data from their respective e-commerce operations.
Current Trends and Outlook
Our soft sales trends that started in the second half of 2013 continued through our first fiscal quarter of 2014, with general economic weakness, unseasonably cold temperatures and heavy snowfall in many parts of the U.S. contributing negatively to our retail sales. In addition, based on our observations of results reported by other public companies, we believe the teen apparel sector, in general, has experienced declining comparable store sales and reduced operating results during this same period. Our comparable store sales decreased 16.9% during the 13 weeks ended May 3, 2014, driven by a 16.5% comparable store sales decrease in our Wet Seal division and a 19.4% comparable store sales decrease in our Arden B division. During the quarter we saw comparable store sales trends moderately improve in our Wet Seal division as we moved through the quarter. We also saw improved merchandise margin in the Wet Seal division as we moved through the quarter with slightly lower markdown rates toward the end of the quarter.
The Wet Seal division's comparable store sales decrease was primarily attributable to a decrease in transaction volume and a decrease in average dollar sales per transaction, which was driven by a decrease in average unit selling price and which was partially offset by an increase in units purchased per customer. The Arden B division comparable store sales decrease was primarily attributable to a decrease in transaction volume and a decrease in average dollar sales per transaction, which was driven by a decrease in average unit selling price which was partially offset by an increase in units purchased per customer.
Our combined e-commerce net sales compared to the prior year quarter, which is included in calculating our comparable store sales, increased 1.9% for the 13 weeks ended May 3, 2014, including an 8.4% increase at Wet Seal and a 20.0% decrease at Arden B. Since the implementation of our new Demandware ecommerce platform in November 2013, we have shown improved mobile traffic and mobile conversion rates compared to periods before implementation. Improving the mobile shopping experience for our customers continues to be a key element of our ecommerce growth strategy.
Store Openings and Closures
For fiscal 2014, we currently expect to open 10 new Wet Seal stores, which will partially replace approximately 23 stores that will be closing upon lease expiration in fiscal 2014, with openings primarily in outlet and off-mall centers. We plan to convert 31 Arden B stores into Wet Seal Plus stores and 23 Arden B stores into Wet Seal stores. Of the 54 Arden B stores that will be converted to Wet Seal or Wet Seal Plus stores, we currently plan to close approximately 17 of those Arden B stores in fiscal 2014 upon lease expiration.
At Wet Seal, we opened four new stores and closed one store during the 13 weeks ended May 3, 2014. At Arden B, we closed three stores during the 13 weeks ended May 3, 2014.
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
We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1, "Summary of Significant Accounting Policies" and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our condensed consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.
We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-based compensation, accounting for income taxes, legal loss contingencies, insurance reserves and warrants and embedded derivatives liabilities. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, except for the following updates for our critical accounting policies for long-lived assets, accounting for income taxes, legal loss contingencies and warrants and embedded derivatives liabilities.
Long-Lived Assets
We evaluate the carrying value of long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. During the 13 weeks ended May 3, 2014, and May 4, 2013, we recorded $7.3 million and $1.6 million, respectively, of impairment charges. Additional information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.
Accounting for Income Taxes
We have approximately $165.0 million of federal NOLs available to offset taxable income in fiscal 2014 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code. Our effective tax rate for the 13 weeks ended May 3, 2014, was approximately negative 0.5%, despite our net loss. This effective rate is due to certain state income taxes for fiscal 2014 that are not based on consolidated net income. We expect a negative 0.6% effective income tax rate for fiscal 2014, although a number of factors could cause our actual effective tax rate for fiscal 2014 to differ from this expected tax rate. Additional information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.
Legal Loss Contingencies
We are subject to the possibility of various legal losses. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. As of May 3, 2014, we have accrued less than $0.1 million for loss contingencies in connection with the litigation matters discussed in Note 7, "Commitments and Contingencies," to the condensed consolidated financial statements included elsewhere in this report. Future developments may require us to adjust the amount of this accrual, which, if increased, could have a material adverse effect on our results of operations or financial condition.
Warrants and Embedded Derivatives Liabilities
During the first quarter of 2014, we issued $27.0 million of senior convertible notes and warrants to purchase up to 8,804,348 shares of the Company’s Class A common stock to a single institutional investor, with proceeds to the Company, net of $1.9 million of deferred financing costs, of $25.1 million. The senior convertible notes were initially recorded net of a discount of $5.6 million, reflecting the fair value of the warrants and embedded derivatives within the senior convertible notes on the issuance date. The $5.6 million debt discount will be amortized through interest expense on the consolidated statements of operations, using the effective interest method, over the term of the senior convertible notes. The $1.9 million of deferred financing costs will be amortized through interest expense on our condensed consolidated statements of operations over the term of the senior convertible notes.

The $5.6 million fair value of the warrants and embedded derivatives are recorded within long-term liabilities on the condensed consolidated balance sheets. The warrants and embedded derivatives are marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrants and derivatives liabilities recorded in the condensed consolidated statements of operations. The change in the value of the warrants and embedded derivatives liabilities from time to time cannot be predicted and may be significant, which could have a significant effect on our financial results. Events that could cause the valuation to change include changes in our stock price and the risk free interest rate. The fair value of the warrants and embedded derivatives from the issuance date to the end of the first quarter declined $0.4 million. Accordingly, this amount was recorded as a gain on warrants and derivatives liabilities in our condensed consolidated statements of operations.
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

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with the table below:

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	100.0%	100.0%
Cost of sales	80.2	69.9
Gross margin	19.8	30.1
Selling, general, and administrative expenses	32.1	26.7
Asset impairment	6.3	1.1
Operating (loss) income	(18.6)	2.3
Interest expense, net	(0.4)	—
Gain on warrants and derivatives liabilities	0.4	—
(Loss) income before provision for income taxes	(18.6)	2.3
Provision for income taxes	0.1	0.1
Net loss	(18.7)%	2.2%
Thirteen Weeks Ended May 3, 2014, Compared to Thirteen Weeks Ended May 4, 2013
Net sales

	13 Weeks Ended May 3, 2014	Change From Prior Fiscal Period		13 Weeks Ended May 4, 2013
		($ in millions)
Net sales	$116.7	$(23.7)	(16.9)%	$140.4
Comparable store sales decrease			(16.9)%
Net sales for the 13 weeks ended May 3, 2014 decreased primarily as a result of the following:

•	A comparable store sales decrease of 16.9%, which decrease was partially offset by;

•	An internet sales increase of 1.9%, or $0.2 million, to $8.6 million this year from $8.4 million last year; and

•	An increase in number of stores open, from 526 stores as of May 4, 2013, to 532 stores as of May 3, 2014.
The comparable store sales decrease during the 13 weeks ended May 3, 2014 was due to an 11.7% decrease in comparable store average transactions and a 6.1% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to an 8.6% decrease in average unit retail prices, partially offset by an increase in the number of units purchased per customer of 2.7%.

Cost of sales

	13 Weeks Ended May 3, 2014	Change From Prior Fiscal Period		13 Weeks Ended May 4, 2013
		($ in millions)
Cost of sales	$93.6	$(4.6)	(4.7)%	$98.2
Percentage of net sales	80.2%		1030 bps	69.9%
Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.
Cost of sales during the first quarter of fiscal 2014 when expressed as a percentage of net sales increased due primarily to a decrease in merchandise margin of 500 basis points as a result of higher markdown rates in both the Wet Seal and Arden B divisions and an increase in occupancy costs as a percentage of net sales of 470 basis points, primarily due to the deleveraging effect of our comparable store sales decline.

Selling, general, and administrative expenses (SG&A)

	13 Weeks Ended May 3, 2014	Change From Prior Fiscal Period		13 Weeks Ended May 4, 2013
		($ in millions)
Selling, general, and administrative expenses	$37.5	$0.1	0.2%	$37.4
Percentage of net sales	32.1%		540 bps	26.7%
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
Selling expenses decreased $1.6 million to $28.5 million in the first quarter of fiscal 2013. As a percentage of net sales, selling expenses were 24.4% of net sales, or 300 basis points higher than the comparable prior year period.
The following contributed to the current quarter decrease in selling expenses:

•	A $1.2 million decrease in store and field wages and benefits due to controlled store payroll hours;

•	A $0.3 million decrease in store and field bonuses due to operating results;

•	A $0.2 million decrease in credit card fees due to decreased sales volume; and

•	A $0.1 million decrease in store and field meetings due to prior year including various employee training programs.
The decreases in selling expenses were partially offset by the following increases:

•	A $0.1 million increase in bags and boxes due to write-off of Arden B inventory of $0.2 million offset by $0.1 in lower other bags and boxes costs; and

•	A $0.1 million net increase in other selling expenses.
General and administrative expenses increased $1.7 million from the prior year quarter, to $9.0 million. As a percentage of net sales, general and administrative expenses were 7.7%, or 250 basis points higher than a year ago.
The following contributed to the current quarter increase in general and administrative expenses:

•
A $1.7 million increase in legal fees and legal settlement charges due to a prior year $3.5 million benefit to adjust loss contingency for several legal matters, offset by a $1.8 million decrease in legal fees, driven mainly by resolving significant employment litigation in the prior year;

•	A $0.3 million increase in stock compensation due to the accelerated vesting of former director’s restricted stock units;

•	A $0.2 million increase in severance, including less than $0.1 million for Arden B employees; and

•
A $0.6 million increase in various expenses including corporate wages and benefits, audit fees, depreciation primarily due to a recently placed in service internet software and hardware platform, computer maintenance, increased board of director fees, and an increase in insurance due to higher premiums.

The increases in general and administrative expenses were partially offset by the following decreases:

•	A $0.4 million decrease in corporate bonuses due to operating results;

•	A $0.4 million decrease in other general and administrative expenses due to $0.4 million in miscellaneous other income; and

•	A $0.3 million decrease various expenses including payroll processing fees, corporate deferred rent due to a favorable lease renewal, and a decrease in corporate travel.

Asset impairment

	13 Weeks Ended May 3, 2014	Change From Prior Fiscal Period		13 Weeks Ended May 4, 2013
	($ in millions)
Asset impairment	$7.3	$5.7	358.5%	$1.6
Percentage of net sales	6.3%		520 bps	1.1%
Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended May 3, 2014, and May 4, 2013, we identified certain retail stores and corporate assets with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such assets' respective forecasted undiscounted cash flows. Accordingly, during the first quarter of fiscal 2014 we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $7.3 million compared to charges of $1.6 million in the first quarter of fiscal 2013. Of the $7.3 million in impairment charges for the 13 Weeks Ended May 3, 2014, $3.2 million was for Arden B stores and the Arden B website.
Interest expense, net
We incurred interest expense, net, of $0.4 million during the 13 weeks ended May 3, 2014, and less than $0.1 million during the 13 weeks ended May 4, 2013. The increase in interest expense was due to the interest expense and deferred financing cost amortization related to our convertible debt and warrants.
Gain on warrants and derivatives liabilities
We recorded a non-cash gain of approximately $0.4 million for the decrease in fair value of our warrants and derivatives liabilities in the first quarter of fiscal 2014.
Provision for income taxes

	13 Weeks Ended May 3, 2014	Change From Prior Fiscal Period		13 Weeks Ended May 4, 2013
		($ in millions)
Provision for income taxes	$0.1	$—	—%	$0.1
As a result of our evaluation of the realizability of our net deferred tax assets as of February 2, 2013, we concluded, based upon review of all evidence, that it was more likely than not that our deferred tax assets will not be realized and we recorded a valuation allowance against our deferred tax assets. Accordingly, we did not record a tax benefit for pretax losses during the 13 weeks ended May 3, 2014. We recognized a provision for income taxes that resulted in an effective tax rate of negative 0.5% during the 13 weeks ended May 3, 2014 for federal and state income taxes. This effective rate is due to certain state income taxes for fiscal 2014 that are not based on consolidated net income. We have net operating loss carryforwards (NOLs) available, subject to certain limitations, to offset our regular taxable income.
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

Wet Seal:

(In thousands, except percentages, sales per square foot and number of stores data)	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Net sales	$103,309	$122,799
Percentage of consolidated net sales	89%	87%
Comparable store sales percentage decrease compared to the prior year	(16.5)%	(3.4)%
Operating (loss) income	$(8,386)	$9,553
Sales per square foot	$51	$62
Number of stores as of period end	478	464
Square footage as of period end	1,900	1,856
The net sales decrease in the current quarter was attributable to a 16.5% decrease in comparable store sales, which decrease was partially offset by an 8.4% increase in net sales in our e-commerce business and a slight increase in the number of stores compared to the prior year comparable period. The comparable store sales decrease during the 13 weeks ended May 3, 2014 was due to a decrease of 11.3% in comparable store average transactions and a 6.1% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to an 8.4% decrease in average unit retail prices, partially offset by a 2.4% increase in the number of units purchased per customer.
Wet Seal generated an operating loss of 8.1% of net sales during the 13 weeks ended May 3, 2014, compared to operating income of 7.8% of net sales during the 13 weeks ended May 4, 2013. This decrease was due primarily to the decline in comparable stores sales, a 480 bps decline in merchandise margin due to higher markdown rates, the deleveraging effect of our comparable store sales decline and an increase in asset impairment charges of $3.0 million during the 13 weeks ended May 3, 2014, compared to the 13 weeks ended May 4, 2013, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.
Arden B:

(In thousands, except percentages, sales per square foot and number of stores data)	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Net sales	$13,419	$17,646
Percentage of consolidated net sales	11%	13%
Comparable store sales percentage (decrease) increase compared to the prior year	(19.4)%	0.9%
Operating (loss) income	$(4,630)	$558
Sales per square foot	$68	$81
Number of stores as of period end	54	62
Square footage as of period end	171	192
The net sales decrease in the current quarter was primarily attributable to a decrease of 19.4% in comparable store sales, a decrease in the number of stores compared to the prior year, and a 20.0% decrease in net sales in our e-commerce business. The comparable store sales decrease during the 13 weeks ended May 3, 2014, was due to a 17.2% decrease in comparable store average transactions and a 2.6% decrease in comparable store average dollar sales per transaction. The decrease in the comparable store average dollar sales per transaction resulted from a 6.3% decrease in our average unit retail prices, partially offset by an increase of 3.7% in units purchased per customer.
Arden B generated an operating loss of 34.5% of net sales during the 13 weeks ended May 3, 2014, compared to operating income of 3.2% of net sales during the 13 weeks ended May 4, 2013. This loss is attributable to a 24% decrease in sales, a 660 bps decline in merchandise margin due to higher markdown rates, the deleveraging effect of our comparable store sales decline and an increase in asset impairment charges of $2.7 million during the 13 weeks ended May 3, 2014, compared to the 13 weeks ended May 4, 2013, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.
Liquidity and Capital Resources
In fiscal 2013 and the first quarter of fiscal 2014, we incurred net losses of $38.4 million and $21.8 million and negative cash flow from operations of $17.6 million and $14.5 million, respectively.  As of May 3, 2014, we had cash and cash equivalents and short-term investments of $54.5 million. As more fully described in the Senior Convertible Notes and Warrants section below, on March 26, 2014, we consummated the sale of $27 million of senior convertible notes as well as warrants to purchase up to 8.8 million shares of our Class A common stock in a private placement to a single institutional investor with net proceeds of approximately $25.1 million to us. In addition, we have a $35.0 million senior revolving credit facility with $29.6 million of availability as of May 3, 2014. Including cash and cash equivalents, short-term investments and availability on our senior revolving credit facility, our total available liquidity as of May 3, 2014 was $84.1 million. We believe we have sufficient liquidity for fiscal 2014. However, if we continue to experience negative cash flow from operations, we will need to continue to rely on our cash reserves to fund our business or seek additional capital.  There can be no assurance that any additional equity or debt financing would be available to us, or if available, that such financing would be on terms acceptable to us.  Accordingly, if our business does not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various actions, such as down-sizing, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions, and our business could be materially and adversely affected.
Cash Flows for the 13 Weeks Ended May 3, 2014

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
	(In thousands)
Net cash (used in) provided by operating activities	$(14,499)	$9,131
Net cash provided by investing activities	1,779	2,597
Net cash provided by (used in) financing activities	25,499	(3,687)
Net increase in cash and cash equivalents	12,779	8,041
Cash and cash equivalents, beginning of period	38,772	42,279
Cash and cash equivalents, end of period	$51,551	$50,320
For the 13 weeks ended May 3, 2014, cash used in operating activities was comprised of a net loss of $21.8 million, net cash used in changes in other operating assets and liabilities of $3.5 million, and non-cash benefit from the gain on warrants and derivatives liabilities of $0.4 million, partially offset by net non-cash charges, primarily depreciation and amortization, asset impairment, and stock-based compensation, of $11.2 million.
For the 13 weeks ended May 3, 2014, net cash provided by investing activities was comprised of $4.4 million of proceeds from maturity of investment securities, partially offset by $2.7 million of capital expenditures, primarily for the remodeling of existing Wet Seal stores upon lease renewals and construction of new Wet Seal stores. Capital expenditures that remain unpaid as of May 3, 2014, have increased $0.3 million since the end of fiscal 2013. We expect to pay nearly all of the balance of such amounts during the remainder of fiscal 2014.
For the 13 weeks ended May 3, 2014, net cash provided by financing activities was comprised of $27.0 million in proceeds from the issuance of senior convertible notes, partially offset by $1.4 million used to pay for deferred financing costs associated with our convertible debt and $0.1 million for 41,008 shares of our Class A common stock tendered to satisfy employee withholding tax obligations upon restricted stock vesting.
Senior Revolving Credit Facility
We currently have a $35.0 million senior revolving credit facility with our existing lender (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in February 2016. Under the Facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including, under certain circumstances, covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, repurchase our common stock, close stores and dispose of assets, without the lender’s consent. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of the greater of 10% of the aggregate amount of the Facility or $4.0 million. The annual interest rate on the revolving line of credit under the Facility is (i) the higher of the lender’s prime rate, the Federal funds rate plus 0.5% or the one month London InterBank Offered Rate (LIBOR) plus 1.0%, collectively referred to as the “Base Rate,” plus the applicable margin ranging from 0.5% to 1.0% or, (ii) if we elect, either the one, two, three or six months LIBOR plus a margin ranging from 1.5% to 2.0%. The applicable Base Rate or LIBOR margin is based on the level of average excess availability, as defined under the Facility, at the time of election, as adjusted quarterly. We also incur fees on outstanding letters of credit under the Facility at an annual rate equal to the applicable LIBOR margin for standby letters of credit and 23.0% of the applicable LIBOR margin for commercial letters of credit. Additionally, we are subject to commitment fees at an annual rate of 0.25% on the unused portion of the line of credit under the Facility.

Borrowings under the Facility are secured by cash, cash equivalents, investments, receivables, and inventory held by us and our wholly owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility.
At May 3, 2014, the amount outstanding under the Facility consisted of $3.6 million in open documentary letters of credit related to merchandise purchases and $1.8 million in outstanding standby letters of credit. At May 3, 2014, we had $29.6 million available for cash advances and/or for the issuance of additional letters of credit, and we were in compliance with all covenant requirements under the Facility.
On March 20, 2014, we amended the terms of the Facility in order to permit the issuance of the senior convertible notes and warrants and for the amortization of the senior convertible notes described below in the Senior Convertible Notes and Warrants section.
Senior Convertible Notes and Warrants
On March 26, 2014, we consummated the sale of $27.0 million of senior convertible notes as well as warrants to purchase up to 8.8 million shares of our Class A common stock in a private placement to a single institutional investor with proceeds, net of $1.9 million of deferred financing costs, of $25.1 million to us. We intend to use the proceeds for general corporate purposes.
The senior convertible notes bear interest at a rate of 6% per year, subject to certain adjustments, and mature in March 2017. The senior convertible notes are convertible, at the holder's option, into shares of our Class A common stock at a price of $1.84 per share, subject to customary adjustments. Interest on the senior convertible notes is payable monthly and the principal amount of the senior convertible notes will amortize monthly with payments beginning September 26, 2014. On each of the first seven installment dates (through the one-year anniversary of March 26, 2014, the closing date), our scheduled principal amortization payment will be an amount equal to $350,000. For each of the subsequent 12 installment dates through the second anniversary of the closing date, our scheduled principal amortization payment will be an amount equal to $1,000,000. For each of the subsequent installment dates, our scheduled principal amortization payment will be an amount equal to $1,075,000 until the final principal amortization payment, which final payment shall be equal to the remaining principal outstanding on the maturity date. Monthly interest and principal payments may be settled in cash or shares of our Class A common stock, at our option, subject to certain conditions including: (i) the daily dollar trading volume of our common stock for the average of the daily weighted average prices during the twenty (20) day trading period prior to the payment shall be at least $1.0 million; (ii) the daily dollar trading volume of our common stock for each trading day during the ten (10) trading day period ending on the trading day immediately prior to the applicable date of determination shall be at least $0.5 million; and (iii) on each trading day during the twenty (20) day trading period prior to the payment, the weighted average price of our common stock equals or exceeds $1.00. Also subject to certain conditions, at any time from and after April 26, 2015, solely if we are making the scheduled amortization payment for such scheduled amortization date in shares of common stock, the holder may accelerate a limited amount of scheduled amortization payments.
In connection with the sale of the senior convertible notes, we issued warrants to purchase up to 8.8 million shares of our Class A common stock. The warrants will be exercisable at $2.12 per share, subject to potential future anti-dilution adjustments. The warrants will be exercisable beginning six months and one day after issuance through September 27, 2019. In addition, the exercise price is also subject to a “full ratchet” anti-dilution adjustment, subject to customary exceptions, in the event that we issue or are deemed to have issued securities at a price lower than the then applicable exercise price, subject to a floor on the exercise price of $1.76 per share.
The senior convertible notes were initially recorded net of a discount of $5.7 million, reflecting the fair value of the warrants and embedded derivatives within the senior convertible notes on the issuance date. The $5.7 million debt discount will be amortized through interest expense on the consolidated statements of operations, using the effective interest method, over the term of the senior convertible notes. Of the $1.9 million of deferred financing costs, $1.8 million was incurred through May 3, 2014 and was capitalized with the current portion of $0.6 million included in "Prepaid expenses and other current assets" and the non-current portion of $1.2 million included in "Other assets" in the condensed consolidated balance sheets as of May 3, 2014 and will be amortized through interest expense on the condensed consolidated statements of operations over the term of the senior convertible notes.
The $5.7 million fair value of the warrants and embedded derivatives, which require bifurcation from the debt host, was recorded within long-term liabilities on the condensed consolidated balance sheets. The embedded derivatives relate to the conversion option, redemption in the case of an event of default and redemption in the case of a change in control features of the senior convertible note. The warrants and embedded derivatives will be marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrants and derivatives liabilities recorded in the consolidated statements of operations. The fair value of the warrants and embedded derivatives from the issuance date to the end of the first quarter declined $0.4 million. Accordingly, this amount was recorded as a gain on warrants and derivatives liabilities in the condensed consolidated statements of operations.
Capital Expenditures
We estimate that, in fiscal 2014, capital expenditures will be approximately $12.7 million to $13.7 million, of which approximately $6.0 million to $7.0 million is expected to be for the remodeling and/or relocation of existing Wet Seal stores upon lease renewals and the construction of new Wet Seal stores and approximately $0.7 million is expected for the conversion of Arden B stores to Wet Seal stores under our Plan to wind down the operations of the Arden B brand. We anticipate receiving approximately $1.5 million in tenant improvement allowances from landlords, resulting in net capital expenditures of approximately $11.2 million to $12.2 million.
Seasonality and Inflation
Our business is seasonal in nature, with the Christmas season, beginning the week of Thanksgiving and ending the first Saturday after Christmas, and the back-to-school season, beginning the last week of July and ending during September, historically accounting for a large percentage of our annual sales volume. For the past three fiscal years, the Christmas and back-to-school seasons together accounted for an average of slightly less than 30% of our annual net sales.
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
Off-Balance Sheet Arrangements
As of May 3, 2014, we are not a party to any off-balance sheet arrangements, except for operating leases and purchase obligations and other commitments, as referenced in our Form 10-K for the fiscal year ended February 1, 2014, under Note 7, “Commitments and Contingencies” and “Other Off-Balance Sheet Arrangements,” to the condensed consolidated financial statements included elsewhere in this report.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At May 3, 2014, no borrowings were outstanding under the Facility. At May 3, 2014, the weighted average interest rate on borrowings under the Facility would be 1.85% if we had any outstanding borrowings. Based upon a sensitivity analysis as of May 3, 2014, if we had average outstanding borrowings of $1.0 million during first quarter of fiscal 2014, a 50 basis point increase in interest rates would have had an immaterial impact for the first quarter of fiscal 2014.
Foreign Currency Exchange Rate Risk
We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10.0% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of May 3, 2014, would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Item 4.        Controls and Procedures
Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 3, 2014.
Our management, including our chief executive officer and chief financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended May 3, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. Other Information

Item 1.        Legal Proceedings

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted our motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted our motion to compel arbitration. Plaintiffs appealed and oral argument was heard on September 23, 2013. On November 15, 2013, the Court of Appeals issued an order in which it affirmed in part and reversed in part the trial court’s order granting the company’s motion to compel arbitration. Specifically, the Court of Appeal affirmed the trial court’s order compelling arbitration of individual claims but held that the Private Attorney General Action (PAGA) claim can only be brought as a representative action. We filed a petition for review to the California Supreme Court that was denied on February 11, 2014. The matter was remitted to the Superior Court for additional proceedings and on April 29, 2014, the Superior Court granted our motion and issued an order to stay the case. A hearing to review the status of the stay is scheduled for August 26, 2014. In addition, on July 18, 2012, we received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with us. Plaintiffs alleged that our arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against us. On September 20, 2012, the NLRB dismissed Plaintiffs claims.
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

As of May 3, 2014, we have accrued less than $0.1 million for loss contingencies in connection with the litigation matters enumerated above and other pending legal matters. We are vigorously defending the pending matters and will continue to evaluate our potential exposure and estimated costs as these matters progress. Future developments may require us to record accrual for these matters, or other legal matters, which could have a material negative effect on our results of operations or financial condition.
From time to time, we are involved in other litigation matters relating to claims arising out of our operations in the normal course of business. We believe that, in the event of a settlement or an adverse judgment on certain of these claims, insurance may cover a portion of such losses. However, certain matters could arise for which we do not have insurance coverage or for which insurance provides only partial coverage. These matters could have a material negative effect on our results of operations or financial condition.

Item 1A.    Risk Factors
Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties. There have been no material changes to the risk factors as disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed with the SEC except as set forth below. The disclosures in our Annual Report on Form 10-K and below, and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. Before making an investment decision, you should carefully consider these risks as well as other information we include or incorporate by reference in this Quarterly Report on Form 10-Q.
We could be required to make substantial cash payments upon an event of default or change of control under our convertible notes.
Our convertible notes provide for events of default including, among others, payment defaults, cross defaults, material breaches of any representations or warranties, breaches of covenants that are not cured within the applicable time period, failure to perform certain required activities in a timely manner, failure to comply with the requirements under the registration rights agreement described below, suspension from trading or failure of our common stock to be listed on an eligible market for certain periods and certain bankruptcy-type events involving us or a subsidiary.
Upon an event of default, a holder of the convertible notes may elect to require us to redeem all or any portion of the convertible notes (including all accrued and unpaid interest and all interest that would have accrued through March 27, 2017, the maturity date), in cash, at a price equal to the greater of: (i) 115% of the amount being redeemed, and (ii) the product of (A) 100% of the amount being redeemed, and (B) the quotient determined by dividing (x) the highest closing sale price of the common stock on any trading day during the period beginning on the date immediately before the event of default and ending on the date of redemption, by (z) the lowest conversion price in effect during such period.
In addition, under the terms of the convertible notes, in the event of transactions involving a change of control, the holder of a note will have the right to require us to redeem all or any portion of the convertible notes it holds (including all accrued and unpaid interest thereon), in cash, at a price equal to 115% of the amount of the convertible notes being redeemed, subject to formula details specified in the convertible notes.
If either an event of default or change of control occurs, our available cash could be seriously depleted and our ability to fund operations could be materially harmed.
The convertible notes contain various covenants and restrictions which may limit our ability to operate our business and raise capital.
The convertible notes impose certain restrictive covenants on us which may impede our ability to operate our business or raise further funds in the capital markets. For example, so long as the convertible notes are outstanding, we cannot, and cannot permit any of our subsidiaries to:

•	incur, guarantee, assume or suffer to exist any indebtedness (other than permitted indebtedness under the convertible notes);

•	declare or pay cash dividends;

•	redeem or repurchase equity interests;

•	permit liens on our properties or assets (other than permitted liens under the convertible notes); and

•	repay certain indebtedness in cash if an event of default has occurred.

A breach of any of these covenants could result in a default under the convertible notes. If there is an event of default, a holder of the convertible notes may require us to redeem all or any portion of the convertible notes (including all accrued and unpaid interest and all interest that would have accrued through the maturity date) in cash, which could have a material adverse effect on our financial condition and cash flow.
Our stockholders may experience significant dilution.
As of May 3, 2014, we had approximately 19,809,783 and 8,804,348 shares of our common stock reserved or designated for future issuance pursuant to the convertible notes and for the exercise of warrants, respectively, subject to potential future anti-dilution adjustments. Although we have the option to settle the interest and principal payments on the convertible notes in cash and certain conversion and exercise restrictions are placed upon the holders of the convertible notes and warrants, the issuance of material amounts of common stock by us would cause our existing stockholders to experience significant dilution in their investment in our company. In addition, if we obtain additional financing involving the issuance of equity securities or securities convertible into equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of our common stock to decline, which could impair our ability to raise additional financing.
Substantial leverage and debt service obligations may adversely affect our cash flows.
In connection with the sale of the convertible notes to the selling stockholder identified herein, we incurred indebtedness in the aggregate principal amount of $27 million. The degree to which we are leveraged could, among other things:

•	require us to dedicate a substantial portion of our future cash flows from operations and other capital resources to debt service;

•	make it difficult for us to obtain necessary financing in the future for working capital, acquisitions or other purposes on favorable terms, if at all;

•	make it more difficult for us to be acquired;

•	make us more vulnerable to industry downturns and competitive pressures; and

•	limit our flexibility in planning for, or reacting to, changes in our business.
Our ability to meet our debt service obligations (including interest or amortization payments on the convertible notes) will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. For example, while we currently intend to make interest or amortization payments on the convertible notes in cash, this intention may change depending on our financial condition and our stock price at the time of the applicable installment date. To the extent that we desire to make interest or amortization payments on the convertible notes through the issuance of shares of our common stock, we must be in compliance with certain equity conditions (including trading volume and stock price conditions), unless these conditions are waived by the holder, and such payments in shares will be limited to the extent that such payments would cause the holder to beneficially own in excess of 4.99% of the outstanding shares of our common stock at the time of such payment. If we are not permitted to deliver shares of common stock to repay the convertible notes due to a failure to satisfy any of the these conditions or the limitations on payment in our shares, we will be required to make such payments in cash which could adversely affect our ability to fund operations due to the diversion of necessary cash flow to fund operations to utilization for note payments.
Sales of a significant number of shares of our common stock in the public markets or significant short sales of our stock, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital.
Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets, including any shares issued upon conversion of the convertible notes, in payment of principal of and interest on the convertible notes, or upon exercise of the warrants, could depress the market price of our common stock. If there are significant short sales of our stock, the price decline that could result from this activity may cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares, thereby contributing to sales of stock in the market. Such sales also may impair our ability to raise capital through the sale of additional equity securities in the future at a time and price that our management deems acceptable, if at all.
We may not be able to maintain effectiveness of the registration statement of which the prospectus for the convertible notes forms a part, which could impact the liquidity of our common stock.
Under the terms of the registration rights agreement with the selling stockholder identified in the prospectus relating to the convertible notes, we are obligated to include shares of common stock issued or issuable upon conversion of the convertible notes, including in connection with principal payments, or as payment of interest under the convertible notes, and upon the exercise of the warrants, in an effective registration statement. The registration statement of which such prospectus forms a part is intended to satisfy these obligations. We intend to use our reasonable best efforts to maintain the registration statement to be effective, but may not be able to do so. We cannot assure you that no stop order will be issued, or if such a stop order is issued, we will be able to amend the registration statement to defeat the stop order. If the registration statement is not effective, investors’ ability to sell the shares of common stock underlying the convertible notes and warrants may be limited, which would have a material adverse effect on the liquidity of our common stock.
The accounting treatment for our convertible notes and warrants is complex and subject to judgments concerning the valuation of the warrants and the embedded derivative rights within the convertible notes. Fluctuations in the valuation of the warrants or these rights could cause us to take charges to our earnings and make our financial results unpredictable.
Our convertible notes issued on March 26, 2014 contained embedded derivative rights in accordance with accounting principles generally accepted in the United States, or GAAP. These derivative rights, or similar rights in convertible securities we may issue in the future, and the warrants need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP. Changes in the valuations of the warrants or these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations. Moreover, the methodologies, assumptions and related interpretations of accounting or regulatory authorities associated with these embedded derivatives are complex and in some cases uncertain, which could cause our accounting for these derivatives, and as a result, our financial results, to fluctuate. There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could cause volatility in our financials until the warrants and embedded derivative rights expire, which in turn could adversely impact our results of operations, our reputation and our public stock price.
There are risks associated with the implementation of our plans to wind-down our Arden B brand retail operations, including our ability to manage the associated closure and transition costs, our significant increase in the number of stores dedicated to Wet Seal Plus merchandise, the impact of the wind-down plan on our relationships with our employees, our major customers, vendors and landlords and unanticipated expenses and charges that may be incurred as a result of the wind-down.
On April 24, 2014, we committed to a plan to wind down the operations of our Arden B brand due to the long-term financial under-performance of the business. Arden B currently operates 54 mall-based stores and an e-commerce web site. In the fiscal year ended February 1, 2014, Arden B generated net sales of $60.4 million and represented 11% of consolidated net sales. Pursuant to the Arden B exit plan, it is expected that 31 Arden B locations will transition to Wet Seal Plus merchandise and the remaining 23 locations will transition to Wet Seal merchandise, and these Arden B locations will be refreshed with either Wet Seal or Wet Seal Plus signage, where permissible. We expect to complete this transition by the start of the back-to-school selling season in late July 2014. We further expect that, through lease expirations and the exercise of early termination provisions, we will close 17 of the current Arden B locations through the remainder of fiscal 2014 and 9 Arden B locations in fiscal 2015. There can be no assurance that we will be able to transition the stores to Wet Seal or Wet Seal Plus merchandise as we expect or in a satisfactory manner. We currently have only two stores that carry exclusively Wet Seal Plus merchandise and they operate in off-mall locations with square footages that are smaller than the Arden B stores that will be converted to Wet Seal Plus merchandise. The planned transition to Wet Seal Plus merchandise in several Arden B stores will represent a significant increase in the number of stores dedicated to Wet Seal Plus merchandise. We do not have long history of operating the Wet Seal Plus store concept and there can be no assurance that the Wet Seal Plus concept will be successful in the locations and sizes of the Arden B stores being converted to Wet Seal Plus merchandise.
We estimate that the total amount of charges expected to be incurred to our consolidated statement of operations in the first through third quarters of fiscal 2014 in connection with the winding down of the Arden B brand, including charges for employee severance and retention plans, transitioning the stores from Arden B to Wet Seal merchandise and non-cash asset impairments, is approximately $4.5 million. We estimate the amount of charges to our consolidated statement of operations that will result in future cash expenditures during the 2014 fiscal year, comprised of employee severance and retention plan, and transitioning the stores from Arden B to Wet Seal merchandise costs, will be approximately $1.3 million. We also estimate that we will incur future cash expenditures during the fiscal 2014 and 2015 years of approximately $0.5 million that will not affect our consolidated statement of operations, which are comprised of reimbursements to landlords of unamortized tenant allowances.
In developing such estimates, we have assumed that certain of the current Arden B retail locations will be converted to a Wet Seal or Wet Seal Plus format. Such estimates do not reflect any other transactions with our contractual counterparties to mitigate the charges. Actual transition charges may materially exceed our estimates due to various factors, many of which are outside of our control, including, without limitation, the actual outcomes of discussions and negotiations with the counterparties to the contracts we intend to terminate or modify. Because of uncertainties with respect to the Arden B exit plan (including those described above), we may not be able to complete and implement the Arden B exit plan as we expect or in a satisfactory manner, and the costs incurred in connection with such transition may exceed our estimates. If the actual transition charges exceed our estimates or if the Arden B exit plan is not implemented as expected, our business, results of operations and financial condition could be materially and adversely affected.

In addition, because of the exit of the Arden B brand and because of other factors that ordinarily influence consumer acceptance of our products (many of which are outside our control), we face the risk of liquidating our current Arden B brand inventory on an abbreviated time frame and at reduced prices. As a result, we may incur a loss on such current inventory at Arden B stores and inventory on order that is destined for such stores. If we incur losses relating to the sales of our Arden B products, our business, financial condition and results of operations may be adversely affected.
In addition, the wind-down activities involve numerous risks, including but not limited to:

•	The inability of the Arden B business to retain qualified personnel necessary for the wind-down during the wind-down period;

•	Potential disruption of the operations of our Wet Seal brand and business and diversion of management attention from such business and operations;

•	Exposure to unknown, contingent or other liabilities in connection with the Arden B exit plan;

•	Negative impact on our business relationships, including relationships with our customers, suppliers, vendors, lessors, licensees and employees; and

•	Unintended negative consequences from changes to our business profile.

Any of these or other factors could impair or disrupt our ability to successfully implement the Arden B exit plan, and could increase costs associated with the wind-down activities, lengthen the wind-down period and materially and negatively impact our business, financial condition and results of operations. In addition, we may not be able to realize other business opportunities as we may be required to spend additional time and incur additional expense relating to the wind-down that otherwise would be used on the development and expansion of our Wet Seal brand.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2, 2014 to March 1, 2014	27,987	$1.93	—	$—
March 2, 2014 to April 5, 2014	2,368	$1.65	—	$—
April 6, 2014 to May 3, 2014	10,653	$1.18	—	$—

During the first quarter of fiscal 2014, we tendered 41,008 shares of our Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations, for a total cost of approximately $0.1 million.

Item 3.         Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.         Mine Safety Disclosures
None.

Item 5.         Other Information
None.

Item 6.         Exhibits

3.1	Restated Certificate of Incorporation of our company (incorporated by reference to Exhibit 3.1 of our company's Registration Statement on Form S-1 filed September 2, 1992).
3.1.1	Amendment to Restated Certificate of Incorporation of our company (incorporated by reference to Exhibit 3.1.1 of our company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002).
3.1.2	Amendment to Restated Certificate of Incorporation, as amended, of our company (incorporated by reference to Exhibit 3.1 of our company's Current Report on Form 8-K filed on January 18, 2005).
3.1.3
Amendment to Restated Certificate of Incorporation, as amended, of our company (incorporated by reference to Exhibit 3.1.3 of our company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006).

3.2	Amended and Restated Bylaws of our company (incorporated by reference to Exhibit 3.1 of our company's Current Report on Form 8-K filed on May 29, 2009).
10.1	Securities Purchase Agreement, dated as of March 20, 2014 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on March 21, 2014).
10.2	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on March 21, 2014).
10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on March 21, 2014).
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on March 21, 2014).
10.5	Form of Guaranty (incorporated by reference to Exhibit 10.5 of our company’s Current Report on Form 8-K filed on March 21, 2014).
10.6	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on March 21, 2014).
10.7	Agreement, dated March 9, 2014, between the Clinton Group, Inc. and the Company (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on March 10, 2014).
31.1	Certification filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+*	XBRL Instance Document
101.SCH+*	XBRL Taxonomy Extension Schema Document
101.CAL+*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+*	XBRL Taxonomy Extension Presentation Linkbase Document

+ This exhibit will not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference.
* Furnished electronically herewith pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC.
(REGISTRANT)
May 28, 2014	By:	/s/ John D. Goodman
John D. Goodman
Chief Executive Officer
May 28, 2014	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer