Form 10-Q
period 2014-08-02
WET SEAL INC
filed 2014-09-11
CIK 863456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at September 5, 2014, was 84,309,311. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at September 5, 2014.

THE WET SEAL, INC.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets (Unaudited) as of August 2, 2014, February 1, 2014 and August 3, 2013	1
	Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended August 2, 2014 and August 3, 2013	2
	Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the 13 and 26 Weeks Ended August 2, 2014 and August 3, 2013	3
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the 26 Weeks Ended August 2, 2014 and August 3, 2013	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended August 2, 2014 and August 3, 2013	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49
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
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

PART I. Financial Information
Item 1.        Financial Statements (Unaudited)
THE WET SEAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,274	$38,772	$27,773
Short-term investments	—	7,386	51,948
Income tax receivables	—	141	141
Other receivables	2,403	3,230	975
Merchandise inventories	38,382	31,209	40,910
Prepaid expenses and other current assets	13,983	12,742	13,803
Total current assets	95,042	93,480	135,550
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	52,768	78,097	91,480
Furniture, fixtures and equipment	52,283	60,143	64,345
	105,051	138,240	155,825
Less accumulated depreciation and amortization	(68,150)	(81,951)	(89,812)
Net equipment and leasehold improvements	36,901	56,289	66,013
OTHER ASSETS:
Other assets	1,520	1,970	3,016
Total other assets	1,520	1,970	3,016
TOTAL ASSETS	$133,463	$151,739	$204,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of convertible debt	$6,450	$—	$—
Accounts payable – merchandise	23,401	18,530	24,401
Accounts payable – other	7,780	8,814	10,410
Accrued liabilities	19,507	20,704	24,826
Current portion of deferred rent	3,640	3,508	2,952
Total current liabilities	60,778	51,556	62,589
LONG-TERM LIABILITIES:
Warrants and Embedded derivatives	2,757	—	—
Senior convertible debt, net of discount of $4,830, at August 2, 2014	15,720	—	—
Deferred rent	29,481	31,066	31,171
Other long-term liabilities	—	1,784	1,834
Total long-term liabilities	47,958	32,850	33,005
Total liabilities	108,736	84,406	95,594
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 84,860,314 shares issued and 84,508,622 shares outstanding at August 2, 2014; 84,730,594 shares issued and 84,695,369 shares outstanding at February 1, 2014; and 91,188,299 shares issued and 84,702,041 shares outstanding at August 3, 2013	8,486	8,473	9,119
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	218,036	216,944	241,012
Accumulated deficit	(201,654)	(157,864)	(115,413)
Treasury stock, 351,692 shares, 35,225 shares and 6,486,258 shares, at cost, at August 2, 2014, February 1, 2014, and August 3, 2013, respectively	(141)	(68)	(25,606)
Accumulated other comprehensive loss	—	(152)	(127)
Total stockholders’ equity	24,727	67,333	108,985
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,463	$151,739	$204,579
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$121,176	$137,249	$237,904	$277,694
Cost of sales	94,812	96,597	188,409	194,811
Gross margin	26,364	40,652	49,495	82,883
Selling, general, and administrative expenses	36,901	39,412	74,398	76,849
Asset impairment	12,740	262	20,058	1,858
Operating (loss) income	(23,277)	978	(44,961)	4,176
Interest income	64	53	95	101
Interest expense	(1,263)	(54)	(1,716)	(108)
Interest expense, net	(1,199)	(1)	(1,621)	(7)
Gain on warrants and derivatives liabilities	2,496	—	2,935	—
(Loss) income before provision for income taxes	(21,980)	977	(43,647)	4,169
Provision for income taxes	29	19	143	101
Net (loss) income	$(22,009)	$958	$(43,790)	$4,068
Net (loss) income per share, basic	$(0.26)	$0.01	$(0.52)	$0.05
Net (loss) income per share, diluted	$(0.26)	$0.01	$(0.52)	$0.05
Weighted-average shares outstanding, basic	84,189,702	85,800,626	84,144,741	87,178,655
Weighted-average shares outstanding, diluted	84,189,702	85,975,029	84,144,741	87,243,412
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net (loss) income	$(22,009)	$958	$(43,790)	$4,068
Other comprehensive gain:
Gain on settlement of Supplemental Employee Retirement Plan Liability (1)	152	—	152	—
Comprehensive (loss) income	$(21,857)	$958	$(43,638)	$4,068

(1) Amounts are shown net of income taxes. Due to the Company's valuation allowance, there is no tax impact. The entire Accumulated Other Comprehensive Loss ("AOCL") balance related to the SERP liability. As such, the amount transferred out of AOCL in the current quarter relates entirely to the retirement of the SERP liability.
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 1, 2014	84,730,594	$8,473	—	$—	$216,944	$(157,864)	$(68)	$(152)	$67,333
Net loss	—	—	—	—	—	(43,790)	—	—	(43,790)
Stock issued pursuant to long-term incentive plans	129,720	13	—	—	(13)	—	—	—	—
Stock-based compensation	—	—	—	—	1,105	—	—	—	1,105
Settlement of SERP liability	—	—	—	—	—	—	—	152	152
Repurchase of common stock	—	—	—	—	—	—	(73)	—	(73)
Balance at August 2, 2014	84,860,314	$8,486	—	$—	$218,036	$(201,654)	$(141)	$—	$24,727

See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 2, 2013	90,541,144	$9,054	—	$—	$239,698	$(119,481)	$(412)	$(127)	$128,732
Net income	—	—	—	—	—	4,068	—	—	4,068
Stock issued pursuant to long-term incentive plans	496,292	50	—	—	(50)	—	—	—	—
Stock-based compensation	—	—	—	—	845	—	—	—	845
Exercise of stock options	150,863	15	—	—	519	—	—	—	534
Repurchase of common stock	—	—	—	—	—	—	(25,194)	$—	(25,194)
Balance at August 3, 2013	91,188,299	$9,119	—	$—	$241,012	$(115,413)	$(25,606)	$(127)	$108,985
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 Weeks Ended
	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(43,790)	$4,068
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,499	6,775
Amortization of debt discount	861	—
Amortization of premium on investments	6	112
Amortization of deferred financing costs	263	54
Gain on warrants and derivatives liabilities	(2,935)	—
Gain on settlement of SERP liability	(696)	—
Gain on termination of Arden B loyalty program	(237)	—
Loss on disposal of equipment and leasehold improvements	36	47
Asset impairment	20,058	1,858
Stock-based compensation	1,105	845
Changes in operating assets and liabilities:
Income tax receivables	141	145
Other receivables	827	763
Merchandise inventories	(7,173)	(7,122)
Prepaid expenses and other current assets	(721)	(414)
Other non-current assets	1,551	37
Accounts payable and accrued liabilities	3,878	(3,409)
Deferred rent	(1,453)	(302)
Other long-term liabilities	(1,156)	(74)
Net cash (used in) provided by operating activities	(23,936)	3,383
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(7,026)	(8,863)
Proceeds from disposal of equipment and leasehold improvements	23	—
Investment in marketable securities	—	(9,500)
Proceeds from maturity of marketable securities	7,380	25,134
Net cash provided by investing activities	377	6,771
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	534
Repurchase of common stock	(73)	(25,194)
Payment of deferred financing costs	(1,866)	—
Proceeds from issuance of senior convertible notes	27,000	—
Net cash provided by (used in) financing activities	25,061	(24,660)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,502	(14,506)
CASH AND CASH EQUIVALENTS, beginning of period	38,772	42,279
CASH AND CASH EQUIVALENTS, end of period	$40,274	$27,773
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$596	$37
Income taxes	$195	$420
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of equipment and leasehold improvements unpaid at end of period	$1,089	$3,733
Debt issuance costs unpaid at end of period	$18	—
Initial fair value of warrants liability	$3,610	—
Initial fair value of embedded derivatives liability	$2,081	—
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation
The information set forth in these condensed consolidated financial statements as of and for the 13 and 26 weeks ended August 2, 2014, and August 3, 2013 (collectively, the “Interim Financial Statements”), is unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in The Wet Seal, Inc. (the “Company”) annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014. All references in this Quarterly Report on Form 10-Q to “fiscal 2013” and “fiscal 2014” mean the fiscal years ended February 1, 2014 and ending January 31, 2015, respectively.
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
On April 24, 2014, the Company committed to a plan to wind down the operations of its Arden B brand (the "Plan") due to the long-term financial under-performance of the business. As of August 2, 2014, the Company operated 51 Arden B stores. As of August 3, 2014, 30 of the Arden B stores became Wet Seal Plus stores, 18 of the Arden B stores became Wet Seal stores, one of the Arden B stores continues to operate under the Arden B name but will transition to carrying Wet Seal product, and the 2 remaining stores continued to operate as Arden B stores until their closure in August 2014. The Company anticipates closing down the Arden B website in the third fiscal quarter of 2014. As of August 2, 2014, the Company has evaluated the applicable accounting guidance for discontinued operations due to the wind down of the Arden B operations and concluded that for the second quarter of fiscal 2014, the Arden B segment should be reported as part of the results from continuing operations. Arden B cash flows will cease by the end of the third quarter and the Company will not have any significant continuing involvement with the Arden B segment, and therefore, the Arden B segment will meet the conditions to be reported as a discontinued operation beginning in the third quarter of fiscal 2014. The Company maintains its intellectual property rights in the Arden B brand and affiliated trademarks and is exploring opportunities to preserve or monetize those rights.
In fiscal 2013 and the 26 weeks ended August 2, 2014, the Company incurred net losses of $38.4 million and $43.8 million and negative cash flow from operations of $17.6 million and $23.9 million, respectively.  As of August 2, 2014, the Company had cash and cash equivalents of $40.3 million. In March 2014, the Company increased its liquidity through the senior convertible notes placement described in Note 4, "Senior Convertible Notes and Warrants." In addition, the Company has a $35.0 million senior revolving credit facility with $28.7 million of availability as of August 2, 2014. The Company’s total available liquidity as of August 2, 2014 was $69.0 million, including cash and cash equivalents and availability on the Company’s senior revolving credit facility.
In September 2014, the Company announced that it had entered into a securities purchase agreement to sell shares of its Class A common stock to a limited number of accredited investors in a private placement. Subject to the fulfillment of the closing conditions, the Company expects to receive at the closing gross proceeds from the placement of approximately $18.5 million and net proceeds of approximately $17.2 million to $17.7 million. Also in September 2014, the Company announced that, subject to applicable regulatory approvals, it intends to conduct a rights offering which, if subscribed, will allow the Company to raise equity capital through the sale of shares of its Class A common stock to its stockholders. The Company currently anticipates that the size of the rights offering will be between $25.0 and $30.0 million. The agreement for the private placement provides that the placement is to close concurrently with the closing of the rights offering. Subject to conditions, the Company currently expects that these transactions will close sometime in the fourth fiscal quarter of the current fiscal year. A number of factors may cause delays or difficulties and the closings for such transactions are subject to conditions, some of which are outside of the Company’s control. See Note 10, "Subsequent Events."
The distribution of the rights and the commencement of the rights offering may occur only after a registration statement to be filed by the Company with the Securities and Exchange Commission ("SEC") becomes effective. Nothing in this Form 10-Q shall constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any offer, solicitation or sale of

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

the securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to the registration or qualification of the securities under the securities laws of such state or jurisdiction.
The Company has historically financed its operations primarily from internally generated cash flows. These interim financial statements have been prepared on a basis of management’s belief that based on current forecasts, the Company believes that cash flows from operations, working capital, cash reserves, availability under its senior revolving credit facility and the anticipated proceeds from the private placement and the intended rights offering noted above will be sufficient to meet its operating and capital expenditure needs for the next twelve months in the normal course of business and do not include any adjustments that might result from uncertainties. If the Company is unable to complete the private placement and the intended rights offering, return to positive same-store sales growth and improve its gross margins in the future, and it then continues to experience negative cash flow from operations, the Company may deplete all of its cash reserves and be required to access most, if not all, of the senior revolving credit facility, and would potentially require other sources of financing to fund its operations, which sources might not be available, or if available, may not be on terms acceptable to the Company. In addition, the Company may need to take various actions, such as down-sizing, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions, and the Company's business could be materially and adversely affected and could raise substantial doubt about the Company’s ability to continue as a going concern. In this event, it could have an adverse impact on the Company's relationships with its merchandise vendors, lenders and other creditors.
On August 18, 2014, the Company received a letter from Nasdaq (the “Notice”) notifying the Company that the closing bid price of the Company’s common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, the Company no longer complies with the minimum bid price requirement for continued listing on Nasdaq. The Notice also stated that the Company has been provided an initial cure period of 180 calendar days, or until February 17, 2015, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to February 17, 2015. If the Company does not regain compliance by February 17, 2015, it may be eligible for additional time. To qualify, the Company must submit, no later than February 17, 2015, an on-line transfer application. The Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second cure period by effecting a reverse stock split, if necessary. As part of its review process, Nasdaq will make a determination of whether they believe that the Company will be able to cure this deficiency. Should Nasdaq conclude that the Company will not be able to cure the deficiency, or should the Company determine not to submit a transfer application or make the required representation, Nasdaq will provide notice that the Company's securities will be subject to delisting.
If the Company's securities are delisted and the Company cannot obtain listing for the securities on another established market or exchange, its stock’s liquidity could suffer, and it would likely experience reduced investor interest. Such factors may result in a decrease in the Company's stock’s trading price. Delisting may also make it more difficult for the Company to issue additional securities or to secure financing. Furthermore, if the Company's common stock is not listed on the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market or other eligible market, it would be an event of default under its Exchange Note which would enable the holder of the Exchange Note to demand that it redeem all or any portion of the convertible notes (including all accrued and unpaid interest and all interest that would have accrued through March 27, 2017, the maturity date), in cash pursuant to the terms of the notes. If an event of default under the Exchange Note occurs, the Company's available cash could be seriously depleted and its financial condition would be materially and adversely affected.
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
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

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
The Company's evaluations during the 13 and 26 weeks ended August 2, 2014, and August 3, 2013 included impairment testing of 70, 101, 38 and 47 stores and resulted in 63, 93, 2 and 8 stores being impaired, respectively, as their projected future cash flows were not sufficient to recover the net carrying value of their assets. Due to the Company's plan to wind down the Arden B brand, during the quarter ended May 3, 2014, it tested all Arden B stores with carrying value and the corporate assets associated with the Arden B website, which was also impaired as of May 3, 2014. The Company recorded the following non-cash charges within asset impairment in the condensed consolidated statements of operations to write down the carrying values of impaired stores' long-lived assets to their estimated fair values (in thousands except for number of stores):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Aggregate carrying value of all long-lived assets impaired	$13,108	$262	$20,549	$2,135
Less: Impairment charges - stores	12,740	262	19,674	1,858
Impairment charges - corporate	—	—	384	—
Aggregate fair value of all long-lived assets impaired	$368	$—	$491	$277
Number of stores with asset impairment	63	2	93	8
Of the 7 stores that were tested and determined not to be impaired during the 13 weeks ended August 2, 2014, 4 could be deemed to be at risk of future impairment. When making this determination, the Company considered the potential impact that reasonably possible changes to sales and gross margin performance versus the Company's current projections for these stores could have on their current estimated cash flows. Of the $12.7 million in impairment charges for the 13 weeks ended August 2, 2014, $0.1 million was for Arden B stores.
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
Capitalized interest included in equipment and leasehold improvements, net, totaled less than $0.1 million during the 13 and 26 weeks ended August 2, 2014.
Warrants for Common Stock and Embedded Derivatives
The Company’s common stock warrants and embedded derivatives have been bifurcated from the debt host and are classified as liabilities on the condensed consolidated balance sheet. The Company records the warrants and embedded derivatives liabilities at fair value and adjusts the carrying values to their estimated fair value at each reporting date, with the increases or decreases in

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

the fair values at each reporting date recorded as a gain or (loss) in the condensed consolidated statements of operations. Refer to Note 4, "Senior Convertible Notes and Warrants" and Note 5, "Fair Value Measurements and Disclosures."
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
The Company has approximately $165.0 million of federal NOLs available to offset taxable income in fiscal 2014 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code. It is possible that the contemplated private placement and intended rights offering described in Note 10, "Subsequent Events," if completed, may result in additional ownership changes for purposes of Section 382. The Company's effective tax rates for the 13 and 26 weeks ended August 2, 2014, were approximately negative 0.1% and negative 0.3%, respectively, despite its net loss. These effective rates are due to certain state income taxes for fiscal 2014 that are not based on consolidated net income. The Company expects a negative 0.3% effective income tax rate for fiscal 2014, although a number of factors could cause its actual effective tax rate for fiscal 2014 to differ.
Other Comprehensive Income
Other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net loss. Employers are required to recognize the over or under funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive (loss) income. Other comprehensive (loss) income in the condensed consolidated balance sheets is zero, due to the settlement of the Company’s supplemental employee retirement plan liability. Refer to Note 2, Stock-Based Compensation and Supplemental Employee Retirement Plan.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. This guidance amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. The effective date is for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014. Early adoption is permitted. As discussed under "Basis of Presentation" above, the Company evaluated its wind down of the Arden B brand under the existing discontinued operations guidance and did not elect early adoption of this amended guidance.
In May 2014, the FASB issued a new accounting standard which amends the existing accounting standards for revenue recognition. This new standard is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers. The Company is required to adopt this new standard for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The new revenue accounting standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Based on the Company’s evaluation of this standard, adoption is not expected to have a material impact on the Company’s consolidated financial statements.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

In June 2014, the FASB issued a new stock compensation accounting standard, which requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. Under this new standard, the performance target should not be reflected in estimating the grant-date fair value of the award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest, and should be adjusted to reflect those awards that ultimately vest. The Company is required to adopt this new standard for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.
In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending February 3, 2018 and the Company will continue to assess the impact on its consolidated financial statements.
NOTE 2 – Stock-Based Compensation and Supplemental Employee Retirement Plan
The Company has one stock incentive plan under which shares were available for grant at August 2, 2014: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of August 2, 2014; the 1996 Plan expired during fiscal 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan and the 1996 Plan are collectively referred to as the “Plans.”
The 2005 Plan permits the granting of options, restricted common stock, performance share awards, restricted and performance stock units, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock, performance share grants and other awards made or settled in the form of Company stock. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. The Company amended the 2005 Plan in August 2014 to permit the grant of up to 4,000,000 shares as inducement grants. Refer to Note 10, Subsequent Events. An aggregate of 22,557,528 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of August 2, 2014, 2,052,826 shares were available for future grants under the 2005 Plan.
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
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Dividend Yield	—%	—%	—%	—%
Expected Volatility	41.66%	40.73%	41.66%	40.92%
Risk-Free Interest Rate	1.00%	0.70%	1.02%	0.56%
Expected Life of Options (in Years)	3.3	3.3	3.3	3.3
At August 2, 2014, there was $0.5 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 2.4 years, representing the remaining vesting periods of such options through fiscal 2017.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

The following table summarizes the Company’s stock option activities with respect to its Plans for the 26 weeks ended August 2, 2014 (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 1, 2014	882,333	$3.82
Granted	1,445,246	$1.51
Exercised	—	$—
Canceled	(281,732)	$4.12
Outstanding at August 2, 2014	2,045,847	$2.15	4.22	$—
Vested and expected to vest in the future at August 2, 2014	1,674,654	$2.26	4.12	$—
Exercisable at August 2, 2014	385,723	$3.74	2.77	$—
Options vested and expected to vest in the future is comprised of all options outstanding at August 2, 2014, net of estimated forfeitures. Additional information regarding stock options outstanding as of August 2, 2014, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of August 2, 2014	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of August 2, 2014	Weighted- Average Exercise Price Per Share
$ 0.92 - $ 1.52	1,440,246	4.72	$1.51	—	$—
$ 2.26 - $ 3.43	206,001	2.65	$2.95	115,998	$3.03
$ 3.44 - $ 4.97	399,600	3.19	$4.05	269,725	$4.05
$ 0.92 - $ 4.97	2,045,847	4.22	$2.15	385,723	$3.74
The weighted-average grant-date fair value of options granted during the 13 and 26 weeks ended August 2, 2014, and August 3, 2013, was $0.29, $0.27, $1.37 and $1.13, respectively. No options were exercised during the 13 and 26 weeks ended August 2, 2014. The total intrinsic values for options exercised during the 13 and 26 weeks ended August 3, 2013, was $0.2 million and $0.2 million, respectively.
Cash received from option exercises under the Plans for the 26 weeks ended August 3, 2013, was $0.5 million. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.
Restricted Common Stock, Restricted Stock Units, Performance Share Awards, and Performance Stock Units
Under the 2005 Plan, the Company grants directors, certain executives and other key employees restricted common stock and restricted stock units with vesting contingent upon completion of specified service periods ranging from one to three years. In fiscal 2013, the Company also granted certain executives performance share awards and performance stock units with vesting contingent upon a combination of specified service periods and the Company’s achievement of a specified corporate performance objective. The performance share awards and performance stock units granted in fiscal 2013 were subsequently forfeited due to the failure to achieve the performance metric. As of August 2, 2014, there were no performance share awards or performance stock units outstanding under the 2005 Plan. Restricted stock units awarded to employees represent the right to receive one share of the Company's Class A common stock upon vesting.
During the 26 weeks ended August 2, 2014, the Company granted 1,476,513 restricted stock units to certain employees under the Plans with a weighted-average grant-date fair value of $1.50 per share. During the 26 weeks ended August 3, 2013, the Company granted 234,759 shares of restricted common stock to certain employees and directors under the Plans, with a weighted-average grant-date fair value of $3.03 per share.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

The fair value of nonvested restricted common stock awards and restricted stock units is equal to the price of the Company’s Class A common stock on the grant date. The following table summarizes activity with respect to the Company’s restricted common stock and restricted stock units during the 26 weeks ended August 2, 2014:

Restricted Common Stock and Restricted Stock Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at February 1, 2014	899,939	$3.06
Granted	1,476,513	$1.50
Vested	(207,972)	$2.72
Forfeited	(84,376)	$2.42
Nonvested at August 2, 2014	2,084,104	$2.02
At August 2, 2014, there was $2.8 million of total unrecognized compensation expense related to nonvested restricted common stock and restricted stock units under the Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years, representing the remaining vesting periods of such stock awards through fiscal 2017.
The following tables summarize stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Stock options	$62	$73	$81	$122
Restricted stock awards and units	399	328	1,024	622
Performance share awards and units	—	75	—	101
Stock-based compensation	$461	$476	$1,105	$845

	13 Weeks Ended		26 weeks ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Cost of sales	$59	$72	$76	$122
Selling, general, and administrative expenses	402	404	1,029	723
Stock-based compensation	$461	$476	$1,105	$845

Supplemental Employee Retirement Plan
The Company maintained a defined benefit Supplemental Employee Retirement Plan (the “SERP”) for a former Chairman of the Board of Directors of the Company. The Company funded the SERP in prior years through contributions to a trust fund known as a “Rabbi” trust. Funds were held in a Rabbi trust for the SERP consisting of a life insurance policy reported at cash surrender value. On May 21, 2014, the Company surrendered the life insurance policy for its cash value of $1.4 million, settled its SERP plan liability by transferring the obligation to a transferee in exchange for a cash payment of $1.1 million to the transferee, and recognized a gain of $0.7 million as a result of such transfer, which is included in the selling, general, and administrative expenses line in the condensed consolidated statements of operations.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

NOTE 3 – Senior Revolving Credit Facility
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
Borrowings under the Facility are secured by cash, cash equivalents, investments, receivables and inventory held by the Company and three of its wholly owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility, and Wet Seal GC, LLC, which is a guarantor of the obligations owing under the Facility.
At August 2, 2014, the amount outstanding under the Facility consisted of $4.5 million in documentary letters of credit related to merchandise purchases and $1.8 million in standby letters of credit, and the Company had $28.7 million available under the Facility for cash advances and/or the issuance of additional letters of credit, subject to the borrowing limitations noted above.
On March 20, 2014, the Company amended the terms of the Facility in order to permit the issuance of the senior convertible notes and warrants and for the amortization of the senior convertible notes described in Note 4, "Senior Convertible Notes and Warrants." On September 2, 2014, the Company executed a letter agreement with the agent and sole lender under the Facility pursuant to which the agent and such lender consented to the exchange of senior convertible notes and warrants as described in Note 10, "Subsequent Events."
At August 2, 2014, the Company was in compliance with all covenant requirements under the Facility.
NOTE 4 – Senior Convertible Notes and Warrants
On March 26, 2014, the Company sold $27.0 million of senior convertible notes and issued warrants to purchase up to 8,804,348 shares of the Company's Class A common stock in a private placement to a single institutional investor with proceeds to the Company, net of $1.9 million of deferred financing costs, of $25.1 million. The Company intends to use the proceeds for general corporate purposes. On September 3, 2014, the Company entered into an Amendment, Consent and Exchange Agreement (the “Exchange Agreement”) whereby the Company agreed to issue a new convertible senior note in principal amount equal to $27 million (the “Exchange Note”) in exchange for the initial note and a new warrant to purchase up to 8,804,348 shares of the Company's Class A Common Stock in exchange for the initial warrants (the “Exchange Warrant”). See Note 10, "Subsequent Events."
The senior convertible notes bear interest at a rate of 6% per year, subject to certain adjustments, and mature in March 2017. The senior convertible notes are convertible, at the holder's option, into shares of the Company's Class A common stock at a price of $1.84 per share, subject to customary adjustments. Interest on the senior convertible notes is payable monthly and the principal amount of the senior convertible notes will amortize monthly with payments beginning September 26, 2014. The installment amount due under the Exchange Note for each month during a six-month time period beginning on September 26, 2014 is $700,000, which is $350,000 higher than the installment amount due under the initial note, and if the Company distributes rights to its stockholders pursuant to a rights offering before March 31, 2015, with proceeds to the Company of not less than $11.5 million, then such amortization payments shall equal $1,050,000 for each such installment date during such 6-month period. On March 26, 2015, the Company’s scheduled amortization payment will be $350,000. For each of the subsequent 12 installment dates, the Company’s scheduled amortization payment will be an amount equal to $1,000,000. For each of the final 12 installment dates, the

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

Company’s scheduled principal amortization payment will be an amount equal to the lesser of $1,075,000 and the remaining principal amount outstanding on such installment date.
The following table shows amortization payments by fiscal year as of August 2, 2014 under the terms of the initial notes and as of September 3, 2014 under the terms of the Exchange Note (in thousands):

Fiscal Year	As of August 2, 2014 under the initial note	As of September 3, 2014 under the Exchange Note (1)
2014	$1,750	$3,500
2015	10,700	11,050
2016	12,750	12,450
2017	1,800	—
(1) If the Company distributes rights to its stockholders pursuant to a rights offering before March 31, 2015, with proceeds to the Company of not less than $11.5 million, the Company will need to make an additional payment at that time of $350,000 times the number of payments made prior to the rights offering and an additional $350,000 for any further payments due through February 26, 2015.
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
In connection with the Exchange Agreement, the Company issued the Exchange Warrants to purchase up to 8,804,348 shares of the Company's Class A common stock. The warrants will be exercisable beginning six months and one day after issuance through March 4, 2020 at $1.76 per share, which is $0.36 less than the initial exercise price of the initial warrants, subject to potential future adjustments.
The senior convertible notes were initially recorded net of a discount of $5.7 million, reflecting the fair value of the warrants and embedded derivatives within the senior convertible notes on the issuance date. Refer to Note 5, "Fair Value Measurements and Disclosures." for further detail on the fair value of the warrants and derivatives. The $5.7 million debt discount will be amortized through interest expense on the condensed consolidated statements of operations, using the effective interest method, over the term of the senior convertible notes. The Company incurred $1.9 million of deferred financing costs through August 2, 2014 and, net of $0.3 million of amortization to date, has included the current portion of $0.6 million in "prepaid expenses and other current assets" and the non-current portion of $1.0 million in "other assets" in the condensed consolidated balance sheets as of August 2, 2014. These costs will be amortized through interest expense on the condensed consolidated statements of operations over the term of the senior convertible notes.
The $5.7 million fair values of the warrants and embedded derivatives, which require bifurcation from the debt host, were recorded within long-term liabilities on the condensed consolidated balance sheets. The embedded derivatives are comprised of the conversion option, redemption in the case of an event of default and redemption in the case of a change in control features of the senior convertible note. The warrants and embedded derivatives are marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrants and derivatives liabilities recorded in the condensed consolidated statements of operations. The fair value of the warrants and embedded derivatives from the issuance date to the end of the quarter ended August 2, 2014, declined $2.9 million. Accordingly, this amount was recorded as a gain on warrants and derivatives liabilities in the condensed consolidated statements of operations. Refer to Note 5, "Fair Value Measurements and Disclosures."

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount as of August 2, 2014	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$22,033	$—	$22,033	$—
Cash equivalents	22,033

Financial liability:
Senior convertible notes	$22,170	$—	$—	$22,170

	Carrying Amount as of February 1, 2014	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$22,427	$—	$22,427	$—
Cash equivalents	22,427

Certificates of deposits	3,084	—	3,079	—
US government securities	4,302	—	4,300	—
Short-term investments	$7,386

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

	Carrying Amount as of August 3, 2013	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$9,233	$—	$9,233	$—
Cash equivalents	9,233

Certificates of deposit	7,613	—	7,596	—
US treasury securities	9,991	—	9,999	—
US government securities	34,344	—	34,319	—
Short-term investments	51,948

Long-term tenant allowances receivable	$1,005	$—	$—	$1,005
Cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. The Company's money market funds are valued at $1, which is generally the net asset value of these funds and are represented at Level 2. Units are redeemable on a daily basis and redemption requests generally can be received the same day as the effective date. The Company’s short-term investments consist of interest-bearing bonds of various U.S. Government agencies, U.S. treasury securities and certificates of deposit, have maturities that are less than one year and are carried at amortized cost plus accrued income. Short-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s short-term investments was determined based on quoted prices for similar instruments in active markets. The carrying value of the senior convertible notes at August 2, 2014 is net of the unamortized discount of $4,830. The fair value of the senior convertible notes was determined using a discounted cash flow analysis with Level 3 inputs of comparable yields from various high yield debt indices made up of companies with similar size, industry, credit rating and debt maturities. The carrying amount of the senior convertible notes translates to a yield of 21.5%, which is within the range of comparable yields for debt securities with similar terms and issuer credit profiles and the Company has therefore assumed that the carrying value approximates fair value. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the tenant allowances receivable was determined by discounting to present value using an incremental borrowing rate of 9.26%, at the time of recording, over their five year collection period. As of August 2, 2014 and February 1, 2014, they are included in other receivables within the condensed consolidated balance sheets.
On a non-recurring basis, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs consisting of, but not limited to, projected sales growth, estimated gross margins, projected operating costs and an estimated weighted-average cost of capital. As of August 2, 2014, sales projections are based on current trend with annual improvement up to a maximum 3.0% increase in annual sales. Gross margin projections assume annual merchandise margin improvement up to historical peak merchandise margins and occupancy costs are based on lease terms. Projected operating costs are based on the current trend and maintaining consistent percentage of sales ratios for future periods. The weighted-average cost of capital is based on the Company's cost of debt and equity weighted in proportion to the amounts of debt and equity. For the 13 weeks ended August 2, 2014, the Company's weighted-average cost of capital was 19.5%. During the 13 and 26 weeks ended August 2, 2014, and August 3, 2013, the Company recorded $12.7 million, $20.1 million, $0.3 million and $1.9 million of impairment charges, respectively, in the accompanying condensed consolidated statements of operations. Refer to Note 1, “Summary of Significant Accounting Policies.”
Recurring Fair Value Measurements
Warrants Liability
The warrants to purchase the Company's Class A common stock are required to be measured at fair value each reporting period. Refer to Note 4, "Senior Convertible Notes and Warrants." The fair value of the warrants was estimated using the Black-Scholes option-pricing model as of August 2, 2014. The Company uses historical data to estimate the expected price volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect as of August 2, 2014.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

As of August 2, 2014, the following assumptions were used to estimate the fair value of the warrants using the Black-Scholes option-pricing model. As of March 26, 2014, the fair value of the warrants was estimated using a Monte Carlo simulation model that requires Level 3 inputs, which are highly subjective. The following significant assumptions were used as of August 2, 2014 and March 26, 2014:

	August 2, 2014	March 26, 2014
Stock price	$0.90	$1.16
Exercise price	$2.12	$2.12
Exercise price floor	$1.76	$1.76
Expected volatility	51.93%	54.00%
Expected term (in years)	5.2	5.5
Risk free interest rate	1.72%	1.86%
Expected dividend yield	—%	—%

The following table presents the activity recorded for the warrants liability since inception (in thousands):

August 2, 2014
Beginning balance as of March 26, 2014	$3,610
Less: Gain from change in fair value	264
Balance as of May 3, 2014	3,346
Less: Gain from change in fair value	1,409
Balance as of August 2, 2014	$1,937
Derivatives Liability
The embedded derivatives liability is required to be measured at fair value each reporting period. Refer to Note 4, "Senior Convertible Notes and Warrants." The fair value of the embedded derivatives was estimated using a binomial lattice model, incorporating the “with-and-without” method to bifurcate the embedded derivatives, which requires Level 3 inputs that are highly subjective and determined using the following significant assumptions:

	August 2, 2014	March 26, 2014
Stock price	$0.90	$1.16
Conversion price	1.84	1.84
Expected volatility	51.93%	52.0%
Expected term (in years)	2.7	3.0
Risk free interest rate	0.81%	0.89%
Expected dividend yield	—%	—%
Bond yield	4.1%	4.2%
Recovery rate	45.0%	45.0%

The following table presents the activity recorded for the derivative liability since inception (in thousands):

August 2, 2014
Beginning balance as of March 26, 2014	$2,081
Less: Gain from change in fair value	175
Balance as of May 3, 2014	$1,906
Less: Gain from change in fair value	1,087
Balance as of August 2, 2014	$819

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

Changes in the fair value of the warrants and derivatives liabilities are included in gain on warrants and derivatives liabilities in the accompanying condensed consolidated statement of operations. It is possible that even small changes in any of the above assumptions could have a significant impact on the Company's financial results.
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
While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. Holders of the Company's notes and warrants are entitled to participation in any dividends, and therefore the notes and warrants are participating securities. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. Restricted and performance stock units are not participating securities.
For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the dilutive computation of the warrants, under the two-class method, determination of the weighted average number of warrants not yet converted will be added to the basic weighted average number of shares whenever the period’s average price is higher than the exercise price of $2.12 per share as of August 2, 2014. As of September 3, 2014, the exercise price of the warrants is $1.76 per share. The "treasury stock" method will be applied to determine the incremental number of convertible shares that are assumed to be converted into common stock. The warrants will only have a dilutive effect when they are “in the money." As of August 2, 2014, the warrants were not exercisable until September 2014 and therefore, they have not been included in the table below. As of September 3, 2014, the warrants are not exercisable until March 2015. The dilutive effect of the senior convertible notes, including the interest, is included in the diluted share calculation based on the "if-converted method." Interest charges applicable to the convertible debt are added back as an adjustment to the numerator, net of tax. The payment of the principal and interest of the notes is presumed to be settled in common stock (versus cash) and the potentially issued shares resulting from this settlement are included in the diluted share calculation.
For the 13 and 26 weeks ended August 2, 2014, the Company incurred a net loss and there was no dilutive effect of any unvested share-based payment awards, warrants or senior convertible notes.

The following tables summarize the allocation of undistributed earnings among common stock and other participating securities for the 13 and 26 weeks ended August 3, 2013 using the two-class method and reconciles the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands, except share data):

	13 Weeks Ended			26 Weeks Ended
	August 3, 2013			August 3, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income per share, basic:
Net income	$958			$4,068
Less: Undistributed earnings allocable to participating securities	(12)			(46)
Net income per share, basic	$946	85,800,626	$0.01	$4,022	87,178,655	$0.05
Net income per share, diluted:
Net income	$958			$4,068
Less: Undistributed earnings allocable to participating securities	(12)			(46)
Effect of dilutive securities		174,403			64,757
Net income per share, diluted	$946	85,975,029	$0.01	4,022	87,243,412	$0.05

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

The computations of net (loss) income per share, diluted, excluded the following potentially dilutive securities exercisable into Class A common stock for the 13 and 26 weeks ended August 2, 2014, and August 3, 2013, respectively, because their effect would have been anti-dilutive.

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Stock options outstanding	2,045,847	237,977	2,045,847	487,735
Unvested restricted and performance stock awards and units	1,826,269	1,366,185	1,529,929	1,171,813
Interest on convertible debt	3,071,316	—	2,193,797	—
Senior convertible notes weighted-average shares outstanding	14,673,913	—	10,481,366	—
Total	21,617,345	1,604,162	16,250,939	1,659,548

NOTE 7 – Commitments and Contingencies
Litigation

On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company's current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted the Company’s motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted the Company's motion to compel arbitration. Plaintiffs appealed and oral argument was heard on September 23, 2013. On November 15, 2013, the Court of Appeals issued an order in which it affirmed in part and reversed in part the trial court’s order granting the Company’s motion to compel arbitration. Specifically, the Court of Appeal affirmed the trial court’s order compelling arbitration of individual claims but held that the Private Attorney General Action (PAGA) claim can only be brought as a representative action. The Company filed a petition for review to the California Supreme Court that was denied on February 11, 2014. The matter was remitted to the Superior Court for additional proceedings and on April 29, 2014, the Superior Court granted the Company’s motion and issued an order to stay the case. On May 20, 2014, Plaintiffs filed a Request for Clarification of the Superior Court’s order staying the case, On June 12, 2014, the Superior Court denied Plaintiffs’ request and reaffirmed that a stay is in effect. On June 26, 2014, Plaintiffs filed a Petition for Writ of Mandate with the Court of Appeals requesting that the stay of non-arbitral claims be lifted. On August 5, 2014, the Court of Appeals issued an order denying Plaintiffs’ Writ. A hearing to review the status of the stay took place in Superior Court on August 26, 2014 during which the Court continued the stay for an additional 90 days in order for the parties to proceed with arbitration of the individual claims.  The parties are in the process of initiating arbitration proceedings. In addition, on July 18, 2012, the Company received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with the Company. Plaintiffs alleged that the Company’s arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against the Company. On September 20, 2012, the NLRB dismissed Plaintiffs claims.

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

As of August 2, 2014, the Company has accrued less than $0.1 million for loss contingencies in connection with the litigation matters enumerated above and other pending legal matters. The Company is vigorously defending the pending matters and will continue to evaluate its potential exposure and estimated costs as these matters progress. Future developments may require the Company to record accrual for these matters, or other legal matters, which could have a material negative effect on its results of operations or financial condition.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

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
Information for the 13 and 26 weeks ended August 2, 2014, and August 3, 2013, for the two reportable segments is set forth below (in thousands, except percentages):

13 Weeks Ended August 2, 2014	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$108,722	$12,454	$—	$121,176
Percentage of consolidated net sales	90%	10%	—%	100%
Operating loss	$(15,562)	$(947)	$(6,768)	$(23,277)
Depreciation and amortization expense	$1,980	$53	$527	$2,560
Interest income	$—	$—	$64	$64
Interest expense	$—	$—	$(1,263)	$(1,263)
Gain on warrants and derivatives liabilities	$—	$—	$2,496	$2,496
Loss before provision for income taxes	$(15,562)	$(947)	$(5,471)	$(21,980)

13 Weeks Ended August 3, 2013	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$120,567	$16,682	$—	$137,249
Percentage of consolidated net sales	88%	12%	—	100%
Operating income (loss)	$8,950	$491	$(8,463)	$978
Depreciation and amortization expense	$2,732	$322	$383	$3,437
Interest income	$—	$—	$53	$53
Interest expense	$—	$—	$(54)	$(54)
Income (loss) before provision for income taxes	$8,950	$491	$(8,464)	$977

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

26 Weeks Ended August 2, 2014	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$212,031	$25,873	$—	$237,904
Percentage of consolidated net sales	89%	11%	—%	100%
Operating loss	$(23,947)	$(5,579)	$(15,435)	$(44,961)
Depreciation and amortization expense	$4,229	$217	$1,053	$5,499
Interest income	$—	$—	$95	$95
Interest expense	$—	$—	$(1,716)	$(1,716)
Gain on warrants and derivatives liabilities	$—	$—	$2,935	$2,935
Loss before provision for income taxes	$(23,947)	$(5,579)	$(14,121)	$(43,647)

26 Weeks Ended August 3, 2013	Wet Seal	Arden B	Corporate and Unallocated	Total
Net sales	$243,367	$34,327	$—	$277,694
Percentage of consolidated net sales	88%	12%	—	100%
Operating income (loss)	$18,502	$1,048	$(15,374)	$4,176
Depreciation and amortization expense	$5,317	$581	$877	$6,775
Interest income	$—	$—	$101	$101
Interest expense	$—	$—	$(108)	$(108)
Income (loss) before provision for income taxes	$18,502	$1,048	$(15,381)	$4,169

The “Corporate and Unallocated” column is presented to allow for reconciliation of segment contribution to consolidated operating (loss) income, interest income, interest expense, gain on warrants and derivatives liabilities and (loss) income before provision for income taxes. Wet Seal and Arden B segment results include net sales, cost of sales, asset impairment and other direct store and field management expenses, with no allocation of corporate overhead or interest income and expense. The application of accounting policies for segment reporting is consistent with the application of accounting policies for corporate reporting.
Wet Seal operating (loss) income during the 13 and 26 weeks ended August 2, 2014, and August 3, 2013, includes $12.6 million, $16.8 million, $0.3 million and $1.4 million, respectively, of asset impairment charges.
Arden B operating (loss) income during the 13 and 26 weeks ended August 2, 2014, and August 3, 2013, includes $0.1 million, $2.9 million, none and $0.5 million, respectively, of asset impairment charges. Arden B operating loss during the 13 and 26 weeks ended August 2, 2014, include $0.4 million and $1.0 million, respectively, of costs to wind down the Arden B business and a $0.2 million gain on the termination of the Arden B loyalty program.
Corporate expenses during the 13 and 26 weeks ended August 2, 2014, include a $0.7 million gain on the retirement of the SERP liability. Corporate expenses during the 26 weeks ended August 2, 2014, include a $0.5 million benefit for miscellaneous non-recurring other income and $0.4 million in asset impairment charges. Corporate expenses during the 26 Weeks Ended August 3, 2013, include a $3.5 million benefit to adjust a loss contingency related to legal matters.

NOTE 9 – Treasury Stock
During the 26 weeks ended August 2, 2014, the Company tendered 43,183 shares of its Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations for a total cost of $0.1 million, as well as 273,284 shares reacquired by the Company, at no cost, upon employee forfeitures of stock-based compensation.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

NOTE 10 - Subsequent Events

On September 3, 2014, the Company announced that it has entered into a securities purchase agreement to sell shares of its Class A common stock to a limited number of accredited investors in a private placement. Subject to the satisfaction of closing conditions, the Company expects to receive at the closing gross proceeds from the placement of approximately $18.5 million and net proceeds of approximately $17.2 million to $17.7 million.

Investors in the private placement have agreed to purchase shares of Class A common stock at a per share price equal to the lesser of $1.01, 87.5% of the volume weighted-average price for the 20 consecutive trading day period prior to when the price is set, or if the Company commences a rights offering to its shareholders at a subscription price which is lower than the foregoing, at such a lesser price. Each investor will also receive a discount to the per share purchase price of four percent, but in no event greater than $0.04 per share. The Company has the right to terminate the anticipated closing of the sale if the volume weighted-average price for its common stock for a 15 consecutive trading day period is below $0.80, subject to investors receiving a cash payment equal to the discount to the per share purchase price of four percent, but in no event greater than $0.04 per share. The closing of the private placement is subject to customary closing conditions, including, but not limited to, the concurrent closing of the intended rights offering, the effectiveness of a registration statement providing for the resale of the shares of common stock which the Company issues in the private placement and the Company having received approval from its shareholders pursuant to the NASDAQ listing requirements with respect to the issuance of all the common stock to be issued in the private placement. The Company intends to actively pursue the steps necessary to fulfill such closing conditions, although some of the conditions are outside of the Company's control.

Also on September 3, 2014, the Company announced that, subject to applicable regulatory approvals, it intends to conduct a rights offering which will allow the Company to raise equity capital through the sale of shares of its Class A common stock to its stockholders. The Company currently anticipates that the size of the rights offering will be between $25.0 and $30.0 million. Additional terms of the rights will be determined by the Company at a later date. The agreement for the private placement provides that it will close concurrently with the closing of the rights offering. Subject to conditions, the Company currently expects that these transactions will close sometime in the fourth fiscal quarter of the current fiscal year, although the Company could experience delays or difficulties. If the Company's contemplated rights offering is not consummated within 180 days of the date of the securities purchase agreement and the securities purchase agreement for the private placement has not been previously terminated pursuant to its terms, the purchasers have the right to elect to proceed with the private placement.

The distribution of the rights and the commencement of the rights offering may occur only after a registration statement to be filed by the Company with the Securities and Exchange Commission ("SEC") becomes effective. Nothing in this Form 10-Q shall constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any offer, solicitation or sale of the securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to the registration or qualification of the securities under the securities laws of such state or jurisdiction.

On September 3, 2014, the Company entered into the Exchange Agreement with the investor in its senior convertible notes (see Note 4, "Senior Convertible Notes and Warrants"), pursuant to which the investor agreed to, among other things, the transactions contemplated by the private placement and rights offering described above, and the Company agreed to issue the Exchange Note in exchange for the initial note and the Exchange Warrant to purchase up to 8,804,348 shares of Common Stock in exchange for the initial warrants. The Exchange Note is convertible into shares of Common Stock and is entitled to earn interest, which may be paid in cash or in shares of Common Stock. The Exchange Warrant is exercisable into shares of Common Stock.

The Exchange Note and the Exchange Warrant are identical in all material respects to the initial notes and the initial warrants, respectively, except:

•	The Exchange Note clarifies what certifications must be made by the Company upon payment of interest in shares of common stock;

•	The Investor’s “maximum percentage” in each of the Exchange Note and the Exchange Warrant was increased from 4.99% to 9.99%;

•	Changes to the installment amount due under the Exchange Note as described in Note 4, "Senior Convertible Notes and Warrants;"

•
The initial exercise price of the Exchange Warrant is $1.76 per share, which is $0.36 less than the initial exercise price of the initial warrant, and adjusts on stock splits, combinations or similar events but not on certain dilutive issuances

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 26 weeks ended August 2, 2014, and August 3, 2013
(Unaudited)

provided for in the initial notes. The Exchange Warrant becomes exercisable six months and one day after its issuance;

•	The Exchange Note and the Exchange Warrant limit the Investors’ right to participate in a rights offering by the Company during a certain limited time period.

On September 2, 2014, the Company executed a consent agreement with the agent under its senior revolving credit facility (see Note 3, "Senior Revolving Credit Facility") whereby the agent and lenders under the senior revolving credit facility (a) consented to (i) the replacement of the Company's senior convertible notes and warrants (see Note 4, "Senior Convertible Notes and Warrants") with the Exchange Note and Exchange Warrant as described above and (ii) the consummation of the rights offering and the related equity issuances and the other transactions contemplated by the private placement as described above, (b) agree that any reference in the credit agreement and the other loan documents to the "Senior Convertible Notes and Warrants" shall be deemed to refer to the Exchange Note and Exchange Warrant and acknowledge and agree that the indebtedness evidenced by the Exchange Note and Exchange Warrant constitutes "Permitted Indebtedness", and (c) agree that the related equity issuance and the issuances of equity interests in connection with the rights offering shall not be deemed to be a "Prepayment Event" under the credit agreement; provided that, in the event that a cash dominion event shall have occurred and be continuing at the time of receipt by the Company of any proceeds from the related equity issuance and the issuances of equity interests in connection with the rights offering, the Company shall cause such proceeds to be deposited in the concentration account as required under the credit agreement evidencing the senior revolving credit facility.

On August 27, 2014, Company’s Board of Directors voted to approve John D. Goodman’s Severance Agreement and Release with the Company (the “Severance Agreement”). Pursuant to such agreement, Mr. Goodman’s employment with the Company ended on August 26, 2014, at which time he resigned as the Company’s Chief Executive Officer (and principal executive officer) and from all other positions with the Company, including his position as a director on the Board of Directors. Subject to the terms of the Severance Agreement, Mr. Goodman will receive (i) a cash payment in the aggregate amount of $819,200 (less required legal deductions), payable within ten (10) business days of the date of the Severance Agreement, and (ii) the immediate vesting of 100,000 shares of restricted stock previously issued to Mr. Goodman that were unvested immediately prior to the execution of the Severance Agreement. In consideration for these payments and benefits, Mr. Goodman agreed to a general release of potential claims, acknowledged the forfeiture of 377,953 shares of restricted stock units and 161,699 shares of restricted stock and affirmed certain confidentiality obligations. Pursuant to the Severance Agreement, Mr. Goodman also agreed to reasonably cooperate with the Company on transition matters.

In addition, on August 27, 2014, the Company’s Board of Directors voted to appoint Mr. Edmond S. Thomas to serve as the Company's Chief Executive Officer and to serve as a member of the Board of Directors. Mr. Thomas’s appointments were effective on September 8, 2014, which was the date that his full-time employment with the Company commenced.

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
Executive Overview
We are a national multi-channel specialty retailer selling fashion apparel and accessory items designed for female customers aged 13 to 27 years old through our stores and e-commerce websites. In the first and second quarters of fiscal 2014, we operated two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” At August 2, 2014, we had 531 retail stores in 47 states and Puerto Rico. Of the 531 stores, there were 480 Wet Seal stores and 51 Arden B stores. Our merchandise can also be purchased online through the websites of each of our chains.
On April 24, 2014, we committed to a plan to wind down the operations of our Arden B brand (the "Plan") due to the long-term financial under-performance of the business. As of August 2, 2014, we operated 51 Arden B stores. As of August 3, 2014, 30 of the Arden B stores became Wet Seal Plus stores, 18 of the Arden B stores became Wet Seal stores, one of the Arden B stores continues to operate under the Arden B name, but will transition to carrying Wet Seal product, and the 2 remaining stores continued to operate as Arden B stores until their closure in August 2014. We anticipate closing down the Arden B website in the third fiscal quarter of 2014. As of August 2, 2014, we have evaluated the applicable accounting guidance for discontinued operations due to the wind down of the Arden B operations and concluded that for the second quarter of fiscal 2014, the Arden B segment should be reported as part of the results from continuing operations. Arden B cash flows will cease by the end of the third quarter and we will not have any significant continuing involvement with the Arden B segment and, therefore, the Arden B segment will meet the conditions to be reported as a discontinued operation beginning in the third quarter of fiscal 2014. We maintain our intellectual property rights in the Arden B brand and affiliated trademarks and are exploring opportunities to preserve or monetize those rights.
The total amount of charges incurred in our condensed consolidated statement of operations during the 13 and 26 weeks ended August 2, 2014, in connection with the winding down of the Arden B brand, including charges for employee severance and retention plans, transitioning the stores from Arden B to Wet Seal merchandise, lease amendment and early termination fees, and non-cash asset impairments, was $0.5 million and $4.3 million, respectively. We estimate the amount of charges to our condensed consolidated statement of operations that will result in future cash expenditures during the remainder of 2014 fiscal year, comprised of a store employee retention plan and lease amendment and early termination fees, will be approximately $0.4 million. As of August 2, 2014, we also estimate that we will incur future cash expenditures during fiscal 2014 and 2015 of approximately $0.3 million that will not affect our condensed consolidated statement of operations, which are comprised of reimbursements to landlords of unamortized tenant allowances upon our early termination of certain leases for former Arden B store locations.
We consider the following to be key performance indicators in evaluating our performance:
Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal division’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for three or more days in a fiscal month, due to remodel, relocation or other reasons, are removed from the comparable store base for that fiscal month as well as for the comparable fiscal month in the following fiscal year. Beginning with the first quarter of fiscal 2014, we began including ecommerce sales in our comparable store sales results and have revised the second quarter of fiscal 2013 comparable store sales results included herein to also include e-commerce sales. Comparable store sales results are important in achieving operating leverage on expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash and working capital.
Average transaction counts—We consider the trend in the average number of sales transactions occurring in our stores to be a key performance metric. To the extent we are able to increase transaction counts in our stores that more than offset the decrease, if any, in the average dollar sale per transaction, we will generate increases in our comparable store sales.
Gross margins — We analyze the components of gross margin, specifically cumulative mark-on, markups, markdowns, inventory shrink, buying costs, distribution costs and store occupancy costs. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or in inventory shrink, or an inability to generate sufficient sales leverage on other components of cost of sales could have an adverse impact on our gross margin results and results of operations.
Operating (loss) income — We view operating (loss) income as a key indicator of our financial success. The key drivers of operating (loss) income are comparable store sales, gross margins and the changes we experience in operating costs.
Cash flow and liquidity (working capital) — We evaluate cash flow from operations, capital expenditures, liquidity and working capital to determine our short-term operational and long-term capital financing needs.
Business Segments
We currently report our results as two reportable segments representing our two retail divisions. Although the two operating segments have many similarities in their products, production processes, distribution methods, and regulatory environment, there are differences in most of these areas and distinct differences in their economic characteristics. As a result, we consider these segments to be two distinct reportable segments. As discussed further in the Executive Overview, we are winding down the Arden B business.
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

Current Trends and Outlook
Our soft sales trends that started in the second half of 2013 continued through our second fiscal quarter of 2014, with continued softness in mall traffic, an intense promotional environment throughout the specialty retail apparel segment, weakness in retail trends and in fast fashion merchandise in general, and challenging economic conditions, especially for our middle and lower-middle income target customers, contributing negatively to our retail sales. Our comparable store sales decreased 12.4% during the 13 weeks ended August 2, 2014, driven by an 11.1% comparable store sales decrease in our Wet Seal division and a 22.8% comparable store sales decrease in our Arden B division during its wind down. Our comparable store sales declines, along with merchandise margin weakness from efforts to compete in the current promotional environment, has resulted in significant operating losses and use of cash in operating activities in each of the past four fiscal quarters. See Liquidity and Capital Resources herein for further discussion.
The Wet Seal division's comparable store sales decrease was primarily attributable to a decrease in transaction volume and a decrease in average dollar sales per transaction, which was driven by a decrease in average unit selling price, partially offset by an increase in units purchased per customer. The Arden B division comparable store sales decrease was primarily attributable to a decrease in transaction volume and a decrease in average dollar sales per transaction, which was driven by a decrease in average unit selling price from wind-down clearance events, partially offset by an increase in units purchased per customer.
Our combined e-commerce net sales compared to the prior year quarter, which is included in calculating our comparable store sales, increased 11.4% for the 13 weeks ended August 2, 2014, including a 25.1% increase at Wet Seal and a 24.6% decrease at Arden B due to the wind down of the Arden B business. Since the implementation of our new Demandware ecommerce platform in November 2013, we have shown improved mobile traffic and mobile conversion rates compared to periods before implementation. Improving the mobile shopping experience for our customers continues to be a key element of our ecommerce growth strategy.
Store Openings and Closures
For fiscal 2014, we currently expect to open 9 new Wet Seal stores, primarily in outlet and off-mall centers, and close approximately 48 stores upon lease expiration in fiscal 2014. Of the 48 stores expected to close, 33 are Wet Seal stores, and 15 are Arden B transition stores temporarily operating as Wet Seal or Wet Seal Plus stores. In August 2014, we converted 30 Arden B stores into Wet Seal Plus stores, 18 Arden B stores into Wet Seal stores and 1 of the Arden B stores continues to operate under the Arden B name, but will sell Wet Seal product, and the 2 remaining stores continued to operate as Arden B stores until their closure in August 2014.
Excluding the Arden B stores that were converted to Wet Seal or Wet Seal Plus stores, at Wet Seal, we opened 4 new stores and closed 2 stores during the 13 weeks ended August 2, 2014. At Arden B, we closed 3 stores during the 13 weeks ended August 2, 2014.
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
Long-Lived Assets
We evaluate the carrying value of long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. During the 13 and 26 weeks ended August 2, 2014, and August 3, 2013, we recorded $12.7 million, $20.1 million, $0.3 million and $1.9 million, respectively, of impairment charges. Additional information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.
Accounting for Income Taxes
We have approximately $165.0 million of federal NOLs available to offset taxable income in fiscal 2014 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code. Our effective tax rates for the 13 and 26 weeks ended August 2, 2014, were approximately negative 0.1% and 0.3%, respectively, despite our net loss. These effective rates are due to certain state income taxes for fiscal 2014 that are not based on consolidated net income. We expect a negative 0.3% effective income tax rate for fiscal 2014, although a number of factors could cause our actual effective tax rate for fiscal 2014 to differ from our expected effective tax rate. Additional information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.
Legal Loss Contingencies
We are subject to the possibility of various legal losses. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. As of August 2, 2014, we have accrued less than $0.1 million for loss contingencies in connection with the litigation matters discussed in Note 7, "Commitments and Contingencies," to the condensed consolidated financial statements included elsewhere in this report. Future developments may require us to adjust the amount of this accrual, which, if increased, could have a material adverse effect on our results of operations or financial condition.
Warrants and Embedded Derivatives Liabilities
During the first quarter of 2014, we issued $27.0 million of senior convertible notes and warrants to purchase up to 8,804,348 shares of our Class A common stock to a single institutional investor, with proceeds to us, net of $1.9 million of deferred financing costs, of $25.1 million. The senior convertible notes were initially recorded net of a discount of $5.6 million, reflecting the fair value of the warrants and embedded derivatives within the senior convertible notes on the issuance date. The $5.6 million debt discount will be amortized through interest expense on the consolidated statements of operations, using the effective interest method, over the term of the senior convertible notes. The $1.9 million of deferred financing costs will be amortized through interest expense on our condensed consolidated statements of operations over the term of the senior convertible notes.

The $5.6 million fair value of the warrants and embedded derivatives are recorded within long-term liabilities on the condensed consolidated balance sheets. The warrants and embedded derivatives are marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrants and derivatives liabilities recorded in the condensed consolidated statements of operations. The change in the value of the warrants and embedded derivatives liabilities from time to time cannot be predicted and may be significant, which could have a significant effect on our financial results. Events that could cause the valuation to change include changes in our stock price and the risk free interest rate. The fair value of the warrants and embedded derivatives from the issuance date to the end of the second quarter declined $2.9 million. Accordingly, this amount was recorded as a gain on warrants and derivatives liabilities in our condensed consolidated statements of operations.

The initial senior convertible note and warrants were exchanged in September 2014 for the Exchange Note and the Exchange Warrant as more fully described under Management's Discussion and Analysis - Liquidity and Capital Resources - Subsequent Events.
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

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with the table below:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.2	70.4	79.2	70.2
Gross margin	21.8	29.6	20.8	29.8
Selling, general, and administrative expenses	30.5	28.7	31.3	27.7
Asset impairment	10.5	0.2	8.4	0.6
Operating (loss) income	(19.2)	0.7	(18.9)	1.5
Interest expense, net	(1.0)	—	(0.7)	—
Gain on warrants and derivatives liabilities	2.1	—	1.2	—
(Loss) income before provision for income taxes	(18.1)	0.7	(18.4)	1.5
Provision for income taxes	—	—	0.1	—
Net (loss) income	(18.1)%	0.7%	(18.5)%	1.5%
Thirteen Weeks Ended August 2, 2014, Compared to Thirteen Weeks Ended August 3, 2013
Net sales

	13 Weeks Ended August 2, 2014	Change From Prior Fiscal Period		13 Weeks Ended August 3, 2013
		($ in millions)
Net sales	$121.2	$(16.0)	(11.7)%	$137.2
Comparable store sales decrease			(12.4)%
Net sales for the 13 weeks ended August 2, 2014 decreased primarily as a result of the following:

•	A comparable store sales decrease of 12.4%, which included impact of an internet sales increase of 11.4%, or $0.8 million, to $8.1 million this year from $7.3 million last year, partially offset by;

•	An increase in number of stores open, from 525 stores as of August 3, 2013, to 531 stores as of August 2, 2014.
The comparable store sales decrease during the 13 weeks ended August 2, 2014 was due to a 5.5% decrease in comparable store average transactions and a 7.1% decrease in comparable store average dollar sale per transaction. Comparable store average dollar sale per transaction decreased mainly due to a 10.2% decrease in average unit retail prices, partially offset by a 2.8% increase in the number of units purchased per customer.

Cost of sales

	13 Weeks Ended August 2, 2014	Change From Prior Fiscal Period		13 Weeks Ended August 3, 2013
		($ in millions)
Cost of sales	$94.8	$(1.8)	(1.9)%	$96.6
Percentage of net sales	78.2%		780 bps	70.4%
Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.
Cost of sales during the second quarter of fiscal 2014 when expressed as a percentage of net sales increased due primarily to a decrease in merchandise margin of 560 basis points as a result of higher markdown rates in both the Wet Seal and Arden B divisions and an increase in occupancy costs as a percentage of net sales of 210 basis points, primarily due to the deleveraging effect of our comparable store sales decline.
Selling, general, and administrative expenses (SG&A)

	13 Weeks Ended August 2, 2014	Change From Prior Fiscal Period		13 Weeks Ended August 3, 2013
		($ in millions)
Selling, general, and administrative expenses	$36.9	$(2.5)	(6.3)%	$39.4
Percentage of net sales	30.5%		180 bps	28.7%
Our SG&A expenses are comprised of two components. Selling expenses include store and field support costs, including personnel, advertising and merchandise delivery costs, as well as e-commerce processing costs. General and administrative expenses include the cost of corporate functions such as executives, legal, finance and accounting, information systems, human resources, real estate and construction, marketing, loss prevention and other centralized services.
Selling expenses decreased $0.7 million to $29.8 million in the second quarter of fiscal 2014. As a percentage of net sales, selling expenses were 24.6% of net sales, or 240 basis points higher than the comparable prior year period.
The following contributed to the current quarter decrease in selling expenses:

•	A $0.7 million decrease in store and field wages and benefits due to controlled store payroll hours;

•	A $0.5 million decrease in inventory service due to a physical inventory count conducted in the prior year period but not the current year period; and

•	A $0.1 million net decrease in other selling expenses.
The decreases in selling expenses were partially offset by the following increases:

•	A $0.4 million increase in advertising and marketing expenditures due to efforts to build our e-commerce business; and

•	A $0.2 million increase in store and field bonuses primarily due to store employee retention bonuses for the Arden B stores transitioning to Wet Seal and Wet Seal Plus stores.
General and administrative expenses decreased $1.8 million from the prior year quarter, to $7.1 million. As a percentage of net sales, general and administrative expenses were 5.9%, or 60 basis points lower than a year ago.
The following contributed to the current quarter decrease in general and administrative expenses:

•	A $0.8 million decrease in other general and administrative expenses related to the $0.7 million gain on the settlement of the SERP liability and $0.1 million in other miscellaneous income;

•	A $0.5 million decrease in legal fees and legal settlement charges due to resolving litigation in the prior year;

•	A $0.3 million decrease in bonuses due to operating performance; and

•	A $0.4 million decrease in various expenses including corporate wages and benefits, audit fees, and reduced travel.
The decreases in general and administrative expenses were partially offset by the following:

•	A $0.2 million increase in depreciation primarily due to recently placed in service internet re-platforming software and hardware.
Asset impairment

	13 Weeks Ended August 2, 2014	Change From Prior Fiscal Period		13 Weeks Ended August 3, 2013
	($ in millions)
Asset impairment	$12.7	$12.4	4,133.3%	$0.3
Percentage of net sales	10.5%		1030 bps	0.2%
Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended August 2, 2014, and August 3, 2013, we identified certain retail stores and corporate assets with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such assets' respective forecasted undiscounted cash flows. Accordingly, during the second quarter of fiscal 2014 we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $12.7 million compared to charges of $0.3 million in the second quarter of fiscal 2013. Of the $12.7 million in impairment charges for the 13 Weeks Ended August 2, 2014, $0.1 million was for Arden B stores.
Interest expense, net
We incurred interest expense, net, of $1.2 million during the 13 weeks ended August 2, 2014, and less than $0.1 million during the 13 weeks ended August 3, 2013. The increase in interest expense was due to the interest expense and deferred financing cost amortization for our senior convertible debt and warrants.
Gain on warrants and derivatives liabilities
We recorded a non-cash gain of $2.5 million for the decrease in fair value of our warrants and derivatives liabilities in the second quarter of fiscal 2014.
Provision for income taxes

	13 Weeks Ended August 2, 2014	Change From Prior Fiscal Period		13 Weeks Ended August 3, 2013
		($ in thousands)
Provision for income taxes	$29	$10	52.6%	$19
As a result of our evaluation of the realizability of our net deferred tax assets as of February 2, 2013, we concluded, based upon review of all evidence, that it was more likely than not that our deferred tax assets will not be realized and we recorded a valuation allowance against our deferred tax assets. Accordingly, we did not record a tax benefit for pretax losses during the 13 weeks ended August 2, 2014. We recognized a provision for income taxes that resulted in an effective tax rate of negative 0.1% during the 13 weeks ended August 2, 2014 for federal and state income taxes. This effective rate is due to certain state income taxes for fiscal 2014 that are not based on consolidated net income. We have net operating loss carryforwards (NOLs) available, subject to certain limitations, to offset our regular taxable income.
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

Wet Seal:

(In thousands, except percentages, sales per square foot and number of stores data)	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013
Net sales	$108,722	$120,567
Percentage of consolidated net sales	90%	88%
Comparable store sales percentage (decrease) increase compared to the prior year	(11.1)%	3.8%
Operating (loss) income	$(15,562)	$8,950
Sales per square foot	$53	$62
Number of stores as of period end	480	464
Square footage as of period end	1,906	1,859
The net sales decrease in the current quarter was attributable to an 11.1% decrease in comparable store sales, which decrease includes the impact of a 25.1% increase in net sales in our e-commerce business. This decrease was partially offset by an increase in the number of stores compared to the prior year comparable period. The comparable store sales decrease during the 13 weeks ended August 2, 2014 was due to a decrease of 5.7% in comparable store average transactions and a 5.5% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to a 7.9% decrease in average unit retail prices, partially offset by a 2.0% increase in the number of units purchased per customer.
Wet Seal incurred an operating loss of 14.3% of net sales during the 13 weeks ended August 2, 2014, compared to operating income of 7.4% of net sales during the 13 weeks ended August 3, 2013. This decrease was due primarily to the decline in comparable stores sales, a 540 bps decline in merchandise margin due to higher markdown rates, the deleveraging effect of our comparable store sales decline on occupancy and other fixed costs and an increase in asset impairment charges of $12.6 million during the 13 weeks ended August 2, 2014, compared to the 13 weeks ended August 3, 2013, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.
Arden B:

(In thousands, except percentages, sales per square foot and number of stores data)	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013
Net sales	$12,454	$16,682
Percentage of consolidated net sales	10%	12%
Comparable store sales percentage (decrease) increase compared to the prior year	(22.8)%	1.3%
Operating (loss) income	$(947)	$491
Sales per square foot	$60	$76
Number of stores as of period end	51	61
Square footage as of period end	162	189
The net sales decrease in the current quarter was attributable to our winding down of the Arden B business leading to a decrease of 22.8% in comparable store sales, which included the impact of a 24.6% decrease in net sales in our e-commerce business, and a decrease in the number of stores compared to the prior year. The comparable store sales decrease during the 13 weeks ended August 2, 2014, was due to a 2.4% decrease in comparable store average transactions and a 20.8% decrease in comparable store average dollar sales per transaction. The decrease in the comparable store average dollar sales per transaction resulted from a 38.0% decrease in our average unit retail prices from wind-down clearance activities, partially offset by an increase of 27.4% in units purchased per customer.
Arden B incurred an operating loss of 7.6% of net sales during the 13 weeks ended August 2, 2014, compared to operating income of 2.9% of net sales during the 13 weeks ended August 3, 2013. This loss is attributable to a 25.3% decrease in sales, a 710 bps decline in merchandise margin due to higher markdown rates, the deleveraging effect of our comparable store sales decline on occupancy and other fixed costs, an increase in asset impairment charges of $0.1 million during the 13 weeks ended August 2, 2014, compared to the 13 weeks ended August 3, 2013, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations, and $0.4 million of costs to wind down the Arden B business, partially offset by a $0.2 million gain on the termination of the Arden B loyalty program.

Twenty-Six Weeks Ended August 2, 2014, Compared to Twenty-Six Weeks Ended August 3, 2013
Net sales

	26 Weeks Ended August 2, 2014	Change From Prior Fiscal Period		26 Weeks Ended August 3, 2013
		($ in millions)
Net sales	$237.9	$(39.8)	(14.3)%	$277.7
Comparable store sales decrease			(14.7)%
Net sales for the 26 weeks ended August 2, 2014 decreased primarily as a result of the following:

•	A comparable store sales decrease of 14.7%, which included impact of an internet sales increase of 6.3%, or $1.0 million, to $16.7 million this year from $15.7 million last year, partially offset by;

•	An increase in number of stores open, from 525 stores as of August 3, 2013, to 531 stores as of August 2, 2014.
The comparable store sales decrease during the 26 weeks ended August 2, 2014 was due to an 8.6% decrease in comparable store average transactions and a 6.7% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to a 9.5% decrease in average unit retail prices, partially offset by a 2.8% increase in the number of units purchased per customer.
Cost of sales

	26 Weeks Ended August 2, 2014	Change From Prior Fiscal Period		26 Weeks Ended August 3, 2013
		($ in millions)
Cost of sales	$188.4	$(6.4)	(3.3)%	$194.8
Percentage of net sales	79.2%		900 bps	70.2%
Cost of sales for the 26 weeks ended August 2, 2014, as a percentage of net sales, increased due primarily to a decrease in merchandise margin of 530 basis points as a result of higher markdown rates in both the Wet Seal and Arden B divisions and an increase in occupancy costs as a percentage of net sales of 340 basis points, primarily due to the deleveraging effect of our comparable store sales decline.
Selling, general, and administrative expenses (SG&A)

	26 Weeks Ended August 2, 2014	Change From Prior Fiscal Period		26 Weeks Ended August 3, 2013
		($ in millions)
Selling, general, and administrative expenses	$74.4	$(2.4)	(3.2)%	$76.8
Percentage of net sales	31.3%		360 bps	27.7%
Selling expenses decreased $2.3 million from the prior year to $58.3 million. As a percentage of net sales, selling expenses were 24.5% of net sales, or 260 basis points higher than a year ago.
The following contributed to the current year decrease in selling expenses:

•	A $1.9 million decrease in store and field wages and benefits due to reduced store payroll hours;

•	A $0.5 million decrease in inventory service due to a physical inventory count conducted in the prior year period but not the current year period;

•	A $0.3 million decrease in credit card fees;

•	A $0.3 million decrease in store and field meeting expenses; and

•	A $0.1 million decrease in store and field bonuses due to operating performance.
The decreases in selling expenses were partially offset by the following:

•	A $0.4 million increase in advertising and marketing expenditures due to efforts to build our e-commerce business;

•	A $0.2 million increase in merchandise delivery costs;

•	A $0.1 million increase in store and field travel due to open positions; and

•	A $0.1 million increase in store supplies due to an increase in store openings versus the prior year.

General and administrative expenses decreased $0.1 million from the comparable prior year period, to $16.1 million. As a percentage of net sales, general and administrative expenses were 6.9%, or 110 basis points higher than a year ago.
The following contributed to the current year decrease in general and administrative expenses:

•
A $1.2 million decrease in other general and administrative expenses related to the $0.7 million gain on the settlement of the SERP liability, $0.4 million of miscellaneous other income, and $0.1 million in insurance proceeds;

•	A $0.7 million decrease in bonuses due to operating performance; and

•	A combined $0.4 million decrease in consulting expenses, corporate deferred rent due to a favorable lease renewal, and corporate travel.
The decreases in general and administrative expenses were partially offset by the following:

•
A $1.2 million increase in legal fees and legal settlement charges due to a prior year $3.5 million benefit to adjust loss contingency for several legal matters, offset by $2.3 million decrease in legal fees, driven mainly by resolving significant employment litigation in the prior year;

•	A $0.3 million increase in depreciation primarily due to recently placed in service internet software and hardware platform;

•	A $0.2 million increase in stock compensation due a to the accelerated vesting of former director's restricted stock units; and

•	A $0.5 million increase in various expenses including computer maintenance, audit fees, insurance, and other general and administrative expenses.
Asset impairment

	26 Weeks Ended August 2, 2014	Change From Prior Fiscal Period		26 Weeks Ended August 3, 2013
	($ in millions)
Asset impairment	$20.1	$18.2	957.9%	$1.9
Percentage of net sales	8.4%		780 bps	0.6%
Based on our quarterly assessments of the carrying value of long-lived assets, during the 26 weeks ended August 2, 2014, and August 3, 2013, we identified certain retail stores and corporate assets with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such assets' respective forecasted undiscounted cash flows. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $20.1 million and $1.9 million, respectively. Of the $20.1 million in impairment charges for the 26 weeks ended August 2, 2014, $3.3 million was for Arden B stores and the Arden B website.
Interest expense, net
We incurred interest expense, net, of $1.6 million during the 26 weeks ended August 2, 2014, and less than $0.1 million during the 26 weeks ended August 3, 2013. The increase in interest expense was due to the interest expense and deferred financing cost amortization for our senior convertible debt and warrants.
Gain on warrants and derivatives liabilities
We recorded a non-cash gain of $2.9 million for the decrease in fair value of our warrants and derivatives liabilities during the 26 weeks ended August 2, 2014.
Provision for income taxes

	26 Weeks Ended August 2, 2014	Change From Prior Fiscal Period		26 Weeks Ended August 3, 2013
		($ in millions)
Provision for income taxes	$0.1	$—	—%	$0.1
As a result of our evaluation of the realizability of our net deferred tax assets as of February 2, 2013, we concluded, based upon review of all evidence, that it was more likely than not that our deferred tax assets will not be realized and we recorded a valuation allowance against our deferred tax assets. Accordingly, we did not record a tax benefit for pretax losses during the 26 weeks ended August 2, 2014. We recognized a provision for income taxes that resulted in an effective tax rate of negative 0.3% during the 26 weeks ended August 2, 2014 for federal and state income taxes. This effective rate is due to certain state income taxes for fiscal 2014 that are not based on consolidated net income. We have net operating loss carryforwards (NOLs) available, subject to certain limitations, to offset our regular taxable income.
Segment Information
Wet Seal:

(In thousands, except percentages, sales per square foot and number of stores data)	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Net sales	$212,031	$243,367
Percentage of consolidated net sales	89%	88%
Comparable store sales percentage (decrease) increase compared to the prior year	(13.8)%	0.3%
Operating (loss) income	$(23,947)	$18,502
Sales per square foot	$104	$124
Number of stores as of period end	480	464
Square footage as of period end	1,906	1,859
The net sales decrease during the 26 weeks ended August 2, 2014 was attributable to a 13.8% decrease in comparable store sales, which included impact of a 15.9% increase in net sales in our e-commerce business. This decrease was partially offset by an increase in the number of stores compared to the prior year comparable period. The comparable store sales decrease during the 26 weeks ended August 2, 2014 was due to a decrease of 8.5% in comparable store average transactions and a 5.9% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to an 8.2% decrease in average unit retail prices, partially offset by a 2.4% increase in the number of units purchased per customer.
Wet Seal incurred an operating loss of 11.3% of net sales during the 26 weeks ended August 2, 2014, compared to operating income of 7.6% of net sales during the 26 weeks ended August 3, 2013. This decrease was due primarily to the decline in comparable stores sales, a 510 bps decline in merchandise margin due to higher markdown rates, the deleveraging effect of our comparable store sales decline on occupancy and other fixed costs and an increase in asset impairment charges of $16.8 million during the 26 weeks ended August 2, 2014, compared to the 26 weeks ended August 3, 2013, to write down the carrying value of long-lived assets that were identified during our quarterly impairment evaluations.
Arden B:

(In thousands, except percentages, sales per square foot and number of stores data)	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Net sales	$25,873	$34,327
Percentage of consolidated net sales	11%	12%
Comparable store sales percentage (decrease) increase compared to the prior year	(21.0)%	0.8%
Operating (loss) income	$(5,579)	$1,048
Sales per square foot	$128	$157
Number of stores as of period end	51	61
Square footage as of period end	162	189
The net sales decrease during the 26 weeks ended August 2, 2014 was attributable to our winding down of the Arden B business leading to a decrease of 21.0% in comparable store sales, which included impact of a 22.3% decrease in our e-commerce business, as well as a decrease in the number of stores compared to the prior year. The comparable store sales decrease during the 26 weeks ended August 2, 2014, was due to a 9.9% decrease in comparable store average transactions and a 12.3% decrease in comparable store average dollar sales per transaction. The decrease in the comparable store average dollar sales per transaction resulted from a 24.7% decrease in our average unit retail prices from wind-down clearance activities, partially offset by a 16.1% increase in units purchased per customer.
Arden B incurred an operating loss of 21.6% of net sales during the 26 weeks ended August 2, 2014, compared to operating income of 3.1% of net sales during the 26 weeks ended August 3, 2013. This loss is attributable to a 24.6% decrease in sales, a 680 bps decline in merchandise margin due to higher markdown rates associated with wind down, the deleveraging effect of our comparable store sales decline on occupancy and other fixed costs, an increase in asset impairment charges of $3.3 million during the 26 weeks ended August 2, 2014, compared to the 26 weeks ended August 3, 2013, to write down the carrying value of long-

lived assets that were identified during our quarterly impairment evaluations, and $1.0 million of costs to wind down the Arden B business, partially offset by a $0.2 million gain on the termination of the Arden B loyalty program.
Liquidity and Capital Resources
In fiscal 2013 and the 26 weeks ended August 2, 2014, we incurred net losses of $38.4 million and $43.8 million and negative cash flow from operations of $17.6 million and $23.9 million, respectively.  As of August 2, 2014, we had cash and cash equivalents of $40.3 million. In March 2014 we increased our liquidity through the senior convertible notes placement described in the Senior Convertible Notes and Warrants section below. In addition, we have a $35.0 million senior revolving credit facility with $28.7 million of availability as of August 2, 2014. Including cash and cash equivalents and availability on our senior revolving credit facility, our total available liquidity as of August 2, 2014 was $69.0 million.
As more fully described in the Subsequent Events section below, in September 2014, we announced that we had entered into a securities purchase agreement to sell shares of our Class A common stock to a limited number of accredited investors in a private placement. Subject to the satisfaction of the closing of the placement, we expect to receive at the closing gross proceeds from the placement of approximately $18.5 million and net proceeds of approximately $17.2 million to $17.7 million. Also in September 2014, we announced that, subject to applicable regulatory approvals, we intend to conduct a rights offering which is intended to enable us to raise equity capital through the sale of shares of our Class A common stock to our stockholders. We currently anticipate that the size of the rights offering will be between $25.0 and $30.0 million. The distribution of the rights and the commencement of the rights offering may occur only after a registration statement to be filed by us with the SEC becomes effective. The securities purchase agreement for the private placement provides that it and the intended rights offering are to close concurrently. Our intention is to proceed with the rights offering and to close the both transactions sometime in the fourth fiscal quarter of the current fiscal year, although a number of factors may cause delays or unexpected difficulties and such closings are subject to conditions, some of which are outside of our control.
We have historically financed our operations primarily from internally generated cash flows. These interim financial statements have been prepared on a basis of management’s belief that based on current forecasts, we believe that cash flows from operations, working capital, cash reserves, availability under our senior revolving credit facility and proceeds from the private placement and the intended rights offering noted above will be sufficient to meet our operating and capital expenditure needs for the next twelve months in the normal course of business and do not include any adjustments that might result from uncertainties. If we are unable to complete the private placement and the intended rights offering, return to positive same-store sales growth and improve our gross margins in the future, and we then continue to experience negative cash flow from operations, we may deplete all of our cash reserves and be required to access most, if not all, of the senior revolving credit facility, and would potentially require other sources of financing to fund our operations, which sources might not be available, or if available, may not be on terms acceptable to us. In addition, we may need to take various actions, such as down-sizing, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions, and our business could be materially and adversely affected and could raise substantial doubt about our ability to continue as a going concern. In this event, it could have an adverse impact on our relationships with our merchandise vendors, lenders and other creditors.
Cash Flows for the 26 Weeks Ended August 2, 2014

	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
	(In thousands)
Net cash (used in) provided by operating activities	$(23,936)	$3,383
Net cash provided by investing activities	377	6,771
Net cash provided by (used in) financing activities	25,061	(24,660)
Net increase (decrease) in cash and cash equivalents	1,502	(14,506)
Cash and cash equivalents, beginning of period	38,772	42,279
Cash and cash equivalents, end of period	$40,274	$27,773
For the 26 weeks ended August 2, 2014, cash used in operating activities was comprised of a net loss of $43.8 million, net cash used in changes in other operating assets and liabilities of $4.1 million, non-cash benefit from the gain on warrants and derivatives liabilities of $2.9 million, gain on settlement of SERP liability of $0.7 million, and gain on termination of Arden B loyalty program of $0.2 million, partially offset by net non-cash charges, primarily asset impairment, depreciation and amortization, and stock-based compensation, of $27.8 million.
For the 26 weeks ended August 2, 2014, net cash provided by investing activities was comprised of $7.4 million of proceeds from maturity of investment securities, offset by $7.0 million of capital expenditures, primarily for construction of new Wet Seal stores, the remodeling of existing Wet Seal stores upon lease renewals and costs to relocate our data center. Capital expenditures that remain unpaid as of August 2, 2014, have decreased $2.6 million since the end of fiscal 2013. We expect to pay nearly all of the balance of such amounts during the remainder of fiscal 2014.
For the 26 weeks ended August 2, 2014, net cash provided by financing activities was comprised of $27.0 million in proceeds from the issuance of senior convertible notes, partially offset by $1.9 million of convertible debt issuance costs and $0.1 million for 43,183 shares of our Class A common stock tendered to satisfy employee withholding tax obligations upon restricted stock vesting.
Senior Revolving Credit Facility
We currently have a $35.0 million senior revolving credit facility (the “Facility”), which can be increased up to $50.0 million in the absence of any default and upon the satisfaction of certain conditions precedent specified in the Facility. The Facility expires in February 2016. Under the Facility, we are subject to borrowing base limitations on the amount that can be borrowed and certain customary covenants, including, under certain circumstances, covenants limiting our ability to incur additional indebtedness, make investments and acquisitions, grant liens, pay dividends, repurchase our common stock, close stores and dispose of assets, without the lender’s consent. Our ability to borrow and request the issuance of letters of credit is subject to the requirement that we maintain an excess of the borrowing base over the outstanding credit extensions of the greater of 10% of the aggregate amount of the Facility or $4.0 million. The annual interest rate on the revolving line of credit under the Facility is (i) the higher of the lender’s prime rate, the Federal funds rate plus 0.5% or the one month London InterBank Offered Rate (LIBOR) plus 1.0%, collectively referred to as the “Base Rate,” plus the applicable margin ranging from 0.5% to 1.0% or, (ii) if we elect, either the one, two, three or six months LIBOR plus a margin ranging from 1.5% to 2.0%. The applicable Base Rate or LIBOR margin is based on the level of average excess availability, as defined under the Facility, at the time of election, as adjusted quarterly. We also incur fees on outstanding letters of credit under the Facility at an annual rate equal to the applicable LIBOR margin for standby letters of credit and 23.0% of the applicable LIBOR margin for commercial letters of credit. Additionally, we are subject to commitment fees at an annual rate of 0.25% on the unused portion of the line of credit under the Facility.
Borrowings under the Facility are secured by cash, cash equivalents, investments, receivables and inventory held by us and three of our wholly owned subsidiaries, The Wet Seal Retail, Inc. and Wet Seal Catalog, Inc., each of which may be a borrower under the Facility, and Wet Seal GC, LLC, which is a guarantor of the obligations owing under the Facility.
At August 2, 2014, the amount outstanding under the Facility consisted of $4.5 million in documentary letters of credit related to merchandise purchases and $1.8 million in standby letters of credit. At August 2, 2014, we had $28.7 million available for cash advances and/or for the issuance of additional letters of credit, subject to the borrowing limitations noted above, and we were in compliance with all covenant requirements under the Facility.
On March 20, 2014, we amended the terms of the Facility in order to permit the issuance of the senior convertible notes and warrants and for the amortization of the senior convertible notes described below in the Senior Convertible Notes and Warrants section. On September 2, 2014, we executed a letter agreement with the agent and sole lender under the Facility pursuant to which the agent and such lender consented to the exchange of senior convertible notes and warrants as described in the "Subsequent Events" section below.
Senior Convertible Notes and Warrants
On March 26, 2014, we consummated the sale of $27.0 million of senior convertible notes as well as warrants to purchase up to 8,804,348 shares of our Class A common stock in a private placement to a single institutional investor with proceeds, net of $1.9 million of debt issuance costs, of $25.1 million to us. On September 3, 2014, we entered into an agreement to exchange the initial senior convertible note (the “Initial Note”) for a new senior convertible note, which we refer to as the “Exchange Note”. References herein to the senior convertible note refer to the Exchange Note.
The Exchange Note bears interest at a rate of 6% per year, subject to certain adjustments, and matures in March 2017. The senior convertible notes are convertible, at the holder's option, into shares of our Class A common stock at a price of $1.84 per share, subject to customary adjustments. Interest on the senior convertible notes is payable monthly and the principal amount of the senior convertible notes will amortize monthly with payments beginning September 26, 2014. The installment amount due under the Exchange Note each month during a six-month time period beginning on September 26, 2014 is $700,000, which is $350,000 higher than the installment amount due under the Initial Note, and if we distribute rights to our stockholders pursuant to a rights offering before March 31, 2015 with proceeds to us of not less than $11.5 million, then such amortization payments shall equal $1,050,000 for each such installment date during such 6-month period. On March 26, 2015, our scheduled amortization payment will be $350,000. For each of the subsequent 12 installment dates, our scheduled amortization payment will be an amount equal to $1,000,000. For each of the final 12 installment dates, our scheduled amortization payment will be an amount equal to the lesser of $1,075,000 and the remaining principal amount outstanding on such installment date. Monthly interest and principal payments may be settled in cash or shares of our Class A common stock, at our option, subject to certain conditions including: (i) the daily dollar trading volume of our common stock for the average of the daily weighted average prices during the twenty (20) day trading period prior to the payment shall be at least $1.0 million; (ii) the daily dollar trading volume of our common stock for each trading day during the ten (10) trading day period ending on the trading day immediately prior to the applicable date of determination shall be at least $0.5 million; and (iii) on each trading day during the twenty (20) day trading period prior to the payment, the weighted average price of our common stock equals or exceeds $1.00. Also subject to certain conditions, at any time from and after April 26, 2015, solely if we are making the scheduled amortization payment for such scheduled amortization date in shares of common stock, the holder may accelerate a limited amount of scheduled amortization payments. The Exchange Note does not permit prepayments pursuant to its terms.
The senior convertible notes contain various covenants, including covenants limiting our ability to incur additional indebtedness, restricting liens, restricting certain payments, preventing cash dividends and distributions, and other covenants and terms which limit our flexibility. In addition, events of default under the senior convertible notes include customary defaults for such agreements, such as cross defaults under other indebtedness, breaches by us of covenants contained in the notes and the related securities purchase agreement and warrants, the suspension or failure of our shares of Common Stock to be listed on an eligible trading market or exchange, and other defaults. Upon an event of default, the holder of the senior convertible notes may elect to require us to redeem all or any portion of the notes (including all accrued and unpaid interest and all interest that would have accrued through March 27, 2017, the maturity date), in cash, at a price equal to the greater of: (i) 115% of the amount being redeemed, and (ii) the product of (A) 100% of the amount being redeemed, and (B) the quotient determined by dividing (x) the highest closing sale price of the common stock on any trading day during the period beginning on the date immediately before the event of default and ending on the date of redemption, by (z) the lowest conversion price in effect during such period. The occurrence of an event of default and the acceleration of the indebtedness thereunder would adversely affect our liquidity and our ability to fund operations could be materially adversely impacted. See Part II, Item 1A. Risk Factors for a discussion of various risks concerning the Exchange Note.
In connection with the sale of the senior convertible notes, we issued warrants to purchase up to 8,804,348 shares of our Class A common stock. On September 3, 2014, we exchanged these warrants for the Exchange Warrant, which will be exercisable beginning six months and one day after issuance through September 27, 2019 at $1.76 per share, subject to potential future adjustments.
The senior convertible notes were initially recorded net of a discount of $5.7 million, reflecting the fair value of the warrants and embedded derivatives within the senior convertible notes on the issuance date. The $5.7 million debt discount will be amortized through interest expense on the condensed consolidated statements of operations, using the effective interest method, over the term of the senior convertible notes. We incurred $1.9 million of deferred financing costs through August 2, 2014, and, net of $0.3 million of amortization to date, have included the current portion of $0.6 million in "prepaid expenses and other current assets" and the non-current portion of $1.0 million in "other assets" in the condensed consolidated balance sheets as of August 2, 2014. These costs will be amortized through interest expense on the condensed consolidated statements of operations over the term of the senior convertible notes.
The $5.7 million fair value of the warrants and embedded derivatives, which require bifurcation from the debt host, was recorded within long-term liabilities on the condensed consolidated balance sheets. The embedded derivatives are comprised of the conversion option, redemption in the case of an event of default and redemption in the case of a change in control features of the senior convertible note. The warrants and embedded derivatives are marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrants and derivatives liabilities recorded in the condensed consolidated statements of operations. The fair value of the warrants and embedded derivatives from the issuance date to the end of the quarter ended August 2, 2014, declined $2.9 million. Accordingly, this amount was recorded as a gain on warrants and derivatives liabilities in the condensed consolidated statements of operations.
On September 3, 2014, we entered into an agreement with the holder of the senior convertible notes and warrants to exchange them for new senior convertible notes and warrants that are identical in all material respects to the initial senior convertible notes and warrants, except for the terms as described in the "Subsequent Events" section below.
Subsequent Events

On September 3, 2014, we announced that we have entered into a securities purchase agreement to sell shares of our Class A common stock to a limited number of accredited investors in a private placement. Subject to the closing conditions in the securities purchase agreement, we expect to receive at the closing gross proceeds from the placement of approximately $18.5 million and net proceeds of approximately $17.2 million to $17.7 million. Investors in the private placement have agreed to purchase shares of Class A common stock at a per share price equal to the lesser of $1.01, 87.5% of the volume weighted-average price for the 20 consecutive trading day period prior to when the price is set, or if we commence a rights offering to our shareholders at a subscription price which is lower than the foregoing, at such a lesser price. Each investor will also receive a discount to the per share purchase price of four percent, but in no event greater than $0.04 per share. We have the right to terminate the anticipated closing of the sale if the volume weighted-average price for our common stock for a 15 consecutive trading day period is below $0.80, subject to investors receiving a cash payment equal to the discount to the per share purchase price of four percent, but in no event greater than $0.04 per share. The closing of the private placement is subject to customary closing conditions, including, but not limited to, the concurrent closing of the intended rights offering, the effectiveness of a registration statement providing for the resale of the shares of common stock which we issue in the private placement and our having received approval from our shareholders pursuant to the NASDAQ listing requirements with respect to the issuance of all the common stock to be issued in the private placement. We intend to actively pursue the steps necessary to fulfill such closing conditions, although some of the conditions are outside of our control.

Also on September 3, 2014, we announced that, subject to applicable regulatory approvals, we intend to conduct a rights offering which, if completed, will allow us to raise equity capital through the sale of shares of our Class A common stock to our stockholders. We currently anticipate that the size of the rights offering will be between $25.0 and $30.0 million. Additional terms of the rights will be determined at a later date. The securities purchase agreement provides that the private placement is to close concurrently with the rights offering. Subject to conditions, we currently expect that these transactions will close sometime in the fourth fiscal quarter of the current fiscal year, although we could experience delays or difficulties. If our contemplated rights offering is not consummated within 180 days of the date of the securities purchase agreement and the securities purchase agreement for the private placement has not been previously terminated in accordance with its terms, the purchasers have the right to elect to proceed with the private placement.

The distribution of the rights and the commencement of the rights offering may occur only after a registration statement to be filed by us with the SEC becomes effective. Nothing in this Form 10-Q shall constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there be any offer, solicitation or sale of the securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to the registration or qualification of the securities under the securities laws of such state or jurisdiction.

See Part II, Item 1A. Risk Factors for additional disclosures regarding certain risks and uncertainties concerning the intended rights offering and the private placement.

On September 3, 2014, we entered into an Amendment, Consent and Exchange Agreement (the “Exchange Agreement”) with the investor in our senior convertible notes (see "Senior Convertible Notes and Warrants" section above), pursuant to which the investor agreed to, among other things, the transactions contemplated by the private placement and rights offering described above and we agreed to issue a convertible senior note in principal amount equal to $27 million (the “Exchange Note”) in exchange for the initial notes and a warrant to purchase up to 8,804,348 shares of Common Stock in exchange for the initial warrants (the “Exchange Warrant”). The Exchange Note is convertible into shares of Common Stock, and is entitled to earn interest which may be paid in cash or in shares of Common Stock. The Exchange Warrant is exercisable into shares of Common Stock.

The Exchange Note and the Exchange Warrant are identical in all material respects to the initial notes and the initial warrants, respectively, except:

•	The Exchange Note clarifies what certifications must be made by us upon payment of interest in shares of common stock;

•	The Investor’s “maximum percentage” in each of the Exchange Note and the Exchange Warrant was increased from 4.99% to 9.99%;

•
The installment amount due under the Exchange Note each month during a six-month time period beginning on September 26, 2014 is $700,000, which is $350,000 higher than the installment amount due under the initial notes, and if we distribute rights to its stockholders pursuant to a rights offering before March 31, 2015 with proceeds to us of not less than $11.5 million, then such amortization payments shall equal $1,050,000 for each such installment date during such 6-month period. On March 26, 2015, our scheduled amortization payment will be $350,000. For each of the subsequent 12 installment dates, our scheduled amortization payment will be an amount equal to $1,000,000. For each of the final 12 installment dates, our scheduled amortization payment will be an amount equal to the lesser of $1,075,000 and the remaining principal amount outstanding on such installment date;

•
The initial exercise price of the Exchange Warrant is $1.76 per share, which is $0.36 less than the initial exercise price of the Initial Warrant, and adjusts on stock splits, combinations or similar events but not on certain dilutive issuances provided for in the Initial Notes. The Exchange Warrant becomes exercisable six months and one day after its issuance;

•	The Exchange Note and the Exchange Warrant limit the investors’ right to participate in a rights offering by us during a certain limited time period.

On September 2, 2014, we executed a consent agreement with the agent under our senior revolving credit facility (see "Senior Revolving Credit Facility" section above) whereby the agent and lenders under the senior revolving credit facility (a) consented to (i) the replacement of our senior convertible notes and warrants (see "Senior Convertible Notes and Warrants" section above) with the Exchange Note and Exchange Warrant as described above and (ii) the consummation of the rights offering and the related equity issuances and the other transactions contemplated by the private placement as described above, (b) agree that any reference in the credit agreement and the other loan documents to the "Senior Convertible Notes and Warrants" shall be deemed to refer to the Exchanged Note and Exchange Warrant and acknowledge and agree that the indebtedness evidenced by the Exchange Note and Exchange Warrant constitutes "Permitted Indebtedness", and (c) agree that the related equity issuance and the issuances of equity interests in connection with the rights offering shall not be deemed to be a "Prepayment Event" under the credit agreement; provided that, in the event that a cash dominion event shall have occurred and be continuing at the time of receipt by us of any proceeds from the related equity issuance and the issuances of equity interests in connection with the rights offering, we shall cause such proceeds to be deposited in the concentration account as required under the credit agreement evidencing the senior revolving credit facility.
Capital Expenditures
We estimate that, in fiscal 2014, capital expenditures will be approximately $11.0 million to $11.5 million, of which approximately $6.1 million to $6.5 million is expected to be for the remodeling and/or relocation of existing Wet Seal stores upon lease renewals and the construction of new Wet Seal stores and approximately $0.6 million is expected for the conversion of Arden B stores to Wet Seal stores under our Plan to wind down the operations of the Arden B brand. We anticipate receiving approximately $1.3 million in tenant improvement allowances from landlords, resulting in net capital expenditures of approximately $9.7 million to $10.2 million.
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
We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through fiscal 2012 as a result of rising commodity prices, primarily for cotton, increased labor costs, due to labor shortages in China, from which a majority of our merchandise is sourced by our vendors, and increasing fuel costs. Costs for merchandise sourced in China have stabilized and we did not experience material cost increases in fiscal 2013 or through the first two quarters of fiscal 2014. However, the value of China's currency relative to the dollar has risen steadily since 2010. The continued rising value of the currency in China relative to the U.S. dollar may have an adverse impact on future product costs. When we do incur cost increases, we leverage our large vendor base to lower costs where possible and we identify new vendors and assess ongoing promotional strategies in efforts to maintain or improve upon historical merchandise margin levels. We cannot be certain that our business will not be affected by inflation in the future.
Off-Balance Sheet Arrangements
As of August 2, 2014, we are not a party to any off-balance sheet arrangements, except for operating leases and purchase obligations and other commitments, as referenced in our Form 10-K for the fiscal year ended February 1, 2014, under Note 7, “Commitments and Contingencies” and “Other Off-Balance Sheet Arrangements,” to the condensed consolidated financial statements included elsewhere in this report.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At August 2, 2014, no borrowings were outstanding under the Facility. At August 2, 2014, the weighted average interest rate on borrowings under the Facility would be 1.85% if we had any outstanding borrowings. Based upon a sensitivity analysis as of August 2, 2014, if we had average outstanding borrowings of $1.0 million during second quarter of fiscal 2014, a 50 basis point increase in interest rates would have had an immaterial impact on reported financial results.
Foreign Currency Exchange Rate Risk
We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10.0% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of August 2, 2014, would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

Embedded Derivatives
For additional information relating to our derivative instruments, see Note 5, "Fair Value Measurements and Disclosures."

Item 4.        Controls and Procedures
Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 2, 2014.
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

Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended August 2, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. Other Information

Item 1.        Legal Proceedings
On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted our motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted our motion to compel arbitration. Plaintiffs appealed and oral argument was heard on September 23, 2013. On November 15, 2013, the Court of Appeals issued an order in which it affirmed in part and reversed in part the trial court’s order granting our motion to compel arbitration. Specifically, the Court of Appeal affirmed the trial court’s order compelling arbitration of individual claims but held that the Private Attorney General Action (PAGA) claim can only be brought as a representative action. We filed a petition for review to the California Supreme Court that was denied on February 11, 2014. The matter was remitted to the Superior Court for additional proceedings and on April 29, 2014, the Superior Court granted our motion and issued an order to stay the case. On May 20, 2014, Plaintiffs filed a Request for Clarification of the Superior Court’s order staying the case, On June 12, 2014, the Superior Court denied Plaintiffs’ request and reaffirmed that a stay is in effect. On June 26, 2014, Plaintiffs filed a Petition for Writ of Mandate with the Court of Appeals requesting that the stay of non-arbitral claims be lifted. On August 5, 2014, the Court of Appeals issued an order denying Plaintiffs’ Writ. A hearing to review the status of the stay took place in Superior Court on August 26, 2014 during which the Court continued the stay for an additional 90 days in order for the parties to proceed with arbitration of the individual claims. The parties are in the process of initiating arbitration proceedings. In addition, on July 18, 2012, we received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with us. Plaintiffs alleged that our arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against us. On September 20, 2012, the NLRB dismissed Plaintiffs claims.

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

As of August 2, 2014, we have accrued less than $0.1 million for loss contingencies in connection with the matters enumerated above and other pending legal matters. We are vigorously defending the pending matters and will continue to evaluate its potential exposure and estimated costs as these matters progress. Future developments may require us to record accrual for these matters, or other legal matters, which could have a material negative effect on its results of operations or financial condition.

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

Item 1A.    Risk Factors
Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties. There have been no material changes to the risk factors as disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 and Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 filed with the SEC except as set forth below. The disclosures in our Annual Report on Form 10-K, Quarterly Report on Form 10-Q and below, and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. Investors should carefully consider these risks as well as other information we include or incorporate by reference in this Quarterly Report on Form 10-Q.

We have a recent history of losses, expect to incur further losses and may not return to or sustain profitability in the future.

In fiscal 2013 and the 26 weeks ended August 2, 2014, we incurred net losses of $38.4 million and $43.8 million and negative cash flows from operations of $17.6 million and $23.9 million, respectively. As we have previously disclosed, we have experienced poor comparable store sales, and a number of factors are negatively impacting us and our industry. In addition, we expect to continue to report losses for the third fiscal quarter of the current fiscal year. Additionally, we may not return to profitability in future periods, our revenues could further decline or grow more slowly than we expect, and we may incur significant losses in the future for a number of reasons.

Our liquidity has been adversely impacted by our losses and we cannot assure you that we will have sufficient liquidity going forward if our assumptions prove incorrect.

We have historically financed our operations primarily from internally generated cash flows and our liquidity has decreased over the last several quarters primarily as a result of the net losses we have incurred. In March 2014, we improved our liquidity through the issuance of convertible notes which we privately placed (and which we recently exchanged with the Exchange Note). We believe that our cash flow from operations, working capital, cash reserves, availability under our senior revolving credit facility and the anticipated proceeds from the private placement and the intended rights offering which we previously have disclosed will be sufficient to meet our operating and capital expenditures needs for the next 12 months in the normal course of business and do not include any adjustments that might result from uncertainties. If we are unable to complete the private placement and the intended rights offering, return to positive same-store sales growth and improve its gross margins in the future, and we continue to experience negative cash flow from operations, we may deplete all of our cash reserves and be required to access most, if not all, of the senior revolving credit facility, and would potentially require other sources of financing to fund its operations, which sources might not be available, or if available, may not be on terms acceptable to us. In addition, we may need to take various actions, such as down-sizing, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions, and our business could be materially and adversely affected and could raise substantial doubt about our ability to continue as a going concern. In this event, it could have an adverse impact on our relationships with our merchandise vendors, lenders and other creditors.

Our contemplated private placement is subject to terms and conditions, many of which are outside our control. In addition, the intended rights offering may be delayed. We may experience delays and difficulties with both of these transactions and no assurance can be given that the transactions will close. The failure to close the contemplated private placement and the intended rights offering would adversely impact our liquidity and our financial condition.

The closing of our contemplated private placement of our common stock is subject to customary closing conditions, including, but not limited to, the concurrent closing of the intended rights offering, the effectiveness of a registration statement providing for the resale of the shares of common stock which we issue in the private placement, our receiving approval from our stockholders pursuant to the NASDAQ listing requirements with respect to the issuance of all the common stock to be issued in the private placement, our representations and warranties being materially correct at closing, and the private placement closing within seven months of the date of the agreement. While we intend to actively pursue the steps necessary to fulfill our closing conditions, some of the conditions are outside of our control and it is possible that all of the closing conditions to the private placement will not be satisfied. The distribution of the rights and the commencement of the rights offering may occur only after a registration statement to be filed by us with the SEC becomes effective. We may experience delays and difficulties trying to complete the rights offering. In addition, the parties to the private placement have the right to terminate their obligation to consummate the placement in the event it does not close by April 3, 2015. The failure to close the contemplated private placement and the rights offering would adversely and materially impact our liquidity and financial conditions.
We could be required to make substantial cash payments upon an event of default or change of control under our Exchange Note.
The Exchange Note, which we also refer to as our convertible notes, provides for events of default including, among others, payment defaults, cross defaults, material breaches of any representations or warranties, breaches of covenants that are not cured within the applicable time period, failure to perform certain required activities in a timely manner, failure to comply with the requirements under the registration rights agreement described below, suspension from trading or failure of our common stock to be listed on an eligible market for certain periods and certain bankruptcy-type events involving us or a subsidiary.
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
The Exchange Note contains various covenants and restrictions which may limit our ability to operate our business and raise capital.
The Exchange Note imposes certain restrictive covenants on us which may impede our ability to operate our business or raise further funds in the capital markets. For example, so long as the convertible notes are outstanding, we cannot, and cannot permit any of our subsidiaries to:

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

We recently increased the amount of our required principal payments under our Exchange Note for the next six months. If we do not generate sufficient cash to service all of our debts, we may be forced to take other actions to satisfy our obligations.

In connection with the Exchange Note, we increased the installment amounts due under the Exchange Note each month during the six month period beginning on September 26, 2014. The new installment amount is $700,000, which is $350,000 higher than the installment amount due under the initial convertible notes, and if we distribute rights to our shareholders pursuant to a rights offering before March 31, 2015, with proceeds to us of not less than $11,500,000, then such amortization payments shall equal $1,050,000 for such installment date during such six month period. Our ability to service our debt will be adversely impacted if we do not close on the contemplated private placement and and raise funds through the rights offering and if we are unable to generate positive cash flows from operations in the future. We could also be forced to reduce or delay investments, sell assets, seek additional capital (which could include obtaining additional equity capital on terms that may be onerous or highly dilutive), and seek to restructure or refinance our debt. These alternatives may not be successful and may not permit us to meet our scheduled debt service obligations. Our failure to repay the principal amounts of our indebtedness when we are required to do so or to make other required payments under such facilities and debt instruments would constitute a default under the governing instruments for such indebtedness and could also lead to a default under the agreements governing our other indebtedness. If the repayment of our indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness.

We are not currently in compliance with the Nasdaq Global Select Market $1.00 minimum bid price requirement. If our common stock is delisted from this market or others, the market price and liquidity of our common stock and our ability to raise additional capital could adversely impacted. Furthermore, if our common stock is not listed on the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market or other eligible market, it would be an event of default under our convertible notes.

Our common stock is currently listed on the Nasdaq Global Select Market (“Nasdaq”). Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining listing on Nasdaq.

As previously reported, on August 18, 2014, we received a letter from Nasdaq (the “Notice”) notifying us that the closing bid price of our common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, we no longer comply with the minimum bid price requirement for continued listing on Nasdaq. The Notice also stated that we have been provided an initial cure period of 180 calendar days, or until February 17, 2015, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to February 17, 2015. If we do not regain compliance by February 17, 2015, we may be eligible for additional time. To qualify, we must submit, no later than February 17, 2015, an on-line transfer application. We will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second cure period by effecting a reverse stock split, if necessary. As part of its review process, Nasdaq will make a determination of whether they believe that we will be able to cure this deficiency. Should Nasdaq conclude that we will not be able to cure the deficiency, or should we determine not to submit a transfer application or make the required representation, Nasdaq will provide notice that our securities will be subject to delisting.
If we are delisted and cannot obtain listing on another established market or exchange, our stock’s liquidity could suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting may also make it more difficult for us to issue additional securities or to secure financing. Furthermore, if our common stock is not listed on the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market or other eligible market, it would be an event of default under our Exchange Note which would enable the holder the Exchange Note to demand that we redeem all or any portion of the convertible notes (including all accrued and unpaid interest and all interest that would have accrued through March 27, 2017, the maturity date), in cash pursuant to the terms of the notes. If an event of default under the Exchange Note occurs, our available cash could be seriously depleted and our financial condition would be materially and adversely affected.
Our stockholders may experience significant dilution.
As of August 2, 2014, we had approximately 19,809,783 and 8,804,348 shares of our common stock reserved or designated for future issuance pursuant to the convertible notes and for the exercise of warrants, respectively, subject to potential future anti-dilution adjustments. Although we have the option to settle the interest and principal payments on the convertible notes in cash and certain conversion and exercise restrictions are placed upon the holders of the convertible notes and warrants, the issuance of material amounts of common stock by us would cause our existing stockholders to experience significant dilution in their investment in our company. On September 3, 2014, we announced that we have entered into a Securities Purchase Agreement to sell additional shares of common stock, which sale, when completed, will result in the issuance of a significant number of additional shares of Common Stock and further dilution to the shareholders who are not purchasing shares thereunder. We also announced on September 3, 2014 that we intend to undertake a rights offering which could result in further dilution to those shareholders who do not purchase their respective pro rata share of the securities sold in the rights offering. In addition, if we obtain additional financing involving the issuance of equity securities or securities convertible into equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of our common stock to decline, which could impair our ability to raise additional financing.
Substantial leverage and debt service obligations may adversely affect our cash flows.
In connection with the sale of the initial convertible notes, we incurred indebtedness in the aggregate principal amount of $27 million. The degree to which we are leveraged could, among other things:

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
Our ability to meet our debt service obligations (including interest or amortization payments on the convertible notes) will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. For example, while we currently intend to make interest or amortization payments on the convertible notes in cash, this intention may change depending on our financial condition and our stock price at the time of the applicable installment date. To the extent that we desire to make interest or amortization payments on the convertible notes through the issuance of shares of our common stock, we must be in compliance with certain equity conditions (including trading volume and stock price conditions), unless these conditions are waived by the holder, and such payments in shares will be limited to the extent that such payments would cause the holder to beneficially own in excess of 9.99% of the outstanding shares of our common stock at the time of such payment. If we are not permitted to deliver shares of common stock to repay the convertible notes due to a failure to satisfy any of the these conditions or the limitations on payment in our shares, we will be required to make such payments in cash, which could adversely affect our ability to fund operations due to the diversion of necessary cash flow to fund operations to utilization for note payments.

Sales of a significant number of shares of our common stock or significant short sales of our stock, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital.
Sales of a substantial number of shares of our common stock or other equity-related securities, including any shares issued upon conversion of the Exchange Note, in payment of principal of and interest on the Exchange Note, or upon exercise of the Exchange Warrants, could depress the market price of our common stock. In addition, we anticipate issuing a significant number of shares pursuant to our recently announced private placement and intended rights offering, which could adversely impact the trading price of our common stock. If there are significant short sales of our stock, the price decline that could result from this activity may cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares, thereby contributing to sales of stock in the market. Such sales also may impair our ability to raise capital through the sale of additional equity securities in the future at a time and price that our management deems acceptable, if at all.
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

As previously disclosed by us, we have generated net operating losses (“NOLs”) in the past. However, Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of federal net operating loss carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in our stockholders' ownership interests in our company. Under Section 382, potential limitations on NOLs are triggered when there has been an “ownership change” (generally defined as a greater than 50% change (by value) in our stock ownership over a three-year period).

We incurred ownership changes in April 2005 and December 2006, which resulted in Section 382 limitations applying to NOLs generated prior to those dates, which were approximately $150.6 million. Despite these ownership changes, we may utilize all of our $165.0 million of NOLs as of February 1, 2014, to offset future taxable income. It is possible that the contemplated private placement and intended rights offering, if completed, may result in additional ownership changes for purposes of Section 382. Furthermore, other future transactions involving the sale or other transfer of our stock may result in additional ownership changes for purposes of Section 382. The occurrence of such additional ownership changes could limit our ability to utilize our remaining NOLs and possibly other tax attributes. Limitations imposed on our ability to use NOLs and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect. Any further ownership change also could cause such NOLs and other tax attributes to expire unused, thereby reducing or eliminating the benefit of such NOLs and other tax attributes to us and adversely affecting our future cash flows.
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

On April 24, 2014, we committed to a plan to wind down the operations of its Arden B brand (the "Plan") due to the long-term financial under-performance of the business. As of August 2, 2014, we operated 51 Arden B stores. As of August 3, 2014, 30 of the Arden B stores became Wet Seal Plus stores, 18 of the Arden B stores became Wet Seal stores, one of the Arden B stores continues to operate under the Arden B name but will sell Wet Seal product, and the 2 remaining stores continued to operate as Arden B stores until their closure in August 2014. We anticipate closing down the Arden B website in the third fiscal quarter of 2014.
The Arden B stores that were transitioned to Wet Seal stores operate in class A malls with higher occupancy costs. While we currently have Wet Seal stores in class A malls, the majority of our Wet Seal stores operate in class B and class C malls. There can be no assurance that we will be able to operate the Arden B stores that were transitioned to Wet Seal stores at the same or greater levels of profitability than when they were operated as Arden B stores.
Prior to the conversion of 30 Arden B stores to Wet Seal Plus stores, we had only two stores that carried exclusively Wet Seal Plus merchandise and they operate in off-mall locations with square footages that are smaller than the Arden B stores that have been converted to Wet Seal Plus merchandise. The transition to Wet Seal Plus merchandise in several Arden B stores represents a significant increase in the number of stores dedicated to Wet Seal Plus merchandise. We do not have long history of operating the Wet Seal Plus store concept and there can be no assurance that the Wet Seal Plus concept will be successful in the locations and sizes of the Arden B stores converted to Wet Seal Plus merchandise.
We estimate that the remaining amount of charges expected to be incurred to our condensed consolidated statement of operations in the third quarter of fiscal 2014 in connection with the winding down of the Arden B brand, including charges for employee severance and retention plans, transitioning the stores from Arden B to Wet Seal and Wet Seal Plus merchandise and non-cash asset impairments, is approximately $0.4 million. We estimate the amount of charges to our condensed consolidated statement of operations that will result in future cash expenditures during the remainder of 2014 fiscal year, comprised of a store employee retention plan and lease amendment and early termination fees, will be approximately $0.4 million. As of August 2, 2014, we also estimate that we will incur future cash expenditures during fiscal 2014 and 2015 of approximately $0.3 million that will not affect our condensed consolidated statement of operations, which are comprised of reimbursements to landlords of unamortized tenant allowances upon our early termination of certain leases for former Arden B store locations.
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

We may face risks associated with the transition of our senior management, newly appointed chief executive officer and chief merchandising officer. In general, our success depends to a significant extent on the performance of our senior management, particularly personnel engaged in merchandising and store operations, and on our ability to identify, hire and retain additional key management personnel. We have had significant changes in management in the fiscal third quarter of 2014, the beginning of fiscal 2013 and during fiscal 2012, 2011, and 2010, and these changes may impact our ability to execute our business strategy.

On August 26, 2014, our previous chief executive officer resigned. Effective September 3, 2014, we appointed Ms. Christine Lee as our new chief merchandising officer and effective September 8, 2014, we appointed Mr. Edmond S. Thomas as our new chief executive officer. While Mr. Thomas immediately became involved in the day-to-day activities of our company and has previous experience as the chief executive officer of our company, we anticipate that we will experience a transition period before he is fully integrated into the organization. During this transition period, we may experience a disruption to our customer relationships, employee morale and/or business.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 4, 2014 to May 31, 2014	—	$—	—	$—
June 1, 2014 to July 5, 2014	2,175	$0.86	—	$—
July 6, 2014 to August 2, 2014	—	$—	—	$—

During the second quarter of fiscal 2014, we tendered 2,175 shares of our Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations, for a total cost of less than $0.1 million.

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
10.1
Offer Letter, dated July 25, 2014, entered into between the Company and Christine Lee on July 27, 2014 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on July 31, 2014).

10.2	Amended and Restated Change in Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 26, 2014).
10.3	Employment Agreement, dated August 27, 2014, between the Company and Ed Thomas (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on September 2, 2014).
10.4
Separation Agreement and General Release, dated August 26, 2014, between the Company and John Goodman (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on September 2, 2014).

10.5
Securities Purchase Agreement, dated September 3, 2014, among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on September 4, 2014).

10.6	Form of Common Stock Purchase Warrant (the “Purchaser Warrant”) (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K filed on September 4, 2014).
10.7
Registration Rights Agreement, dated September 3, 2014, among the Company and the Holders party thereto (incorporated by reference to Exhibit 10.3 of our company’s Current Report on Form 8-K filed on September 4, 2014).

10.8
Amendment, Consent and Exchange Agreement, dated September 3, 2014, between the Company and the Holder party thereto (incorporated by reference to Exhibit 10.4 of our company’s Current Report on Form 8-K filed on September 4, 2014).

10.9	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.5 of our company’s Current Report on Form 8-K filed on September 4, 2014).
10.10	Form of Common Stock Purchase Warrant (the “Exchange Warrant”) (incorporated by reference to Exhibit 10.6 of our company’s Current Report on Form 8-K filed on September 4, 2014).
10.11
Letter Agreement regarding director designee, dated September 3, 2014, between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.7 of our company’s Current Report on Form 8-K filed on September 4, 2014).

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

THE WET SEAL, INC.
(REGISTRANT)
September 11, 2014	By:	/s/ Edmond S. Thomas
Edmond S. Thomas
Chief Executive Officer
September 11, 2014	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Executive Vice President and Chief Financial Officer