Form 10-Q
period 2014-11-01
WET SEAL INC
filed 2014-12-10
CIK 863456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer:	☐		Accelerated filer:	☒
Non-accelerated filer:	☐	(Do not check if a smaller reporting company)	Smaller reporting company:	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A common stock, par value $0.10 per share, at December 5, 2014, was 84,358,776. There were no shares outstanding of the registrant’s Class B common stock, par value $0.10 per share, at December 5, 2014.

THE WET SEAL, INC.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets (Unaudited) as of November 1, 2014, February 1, 2014 and November 2, 2013	1
	Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended November 1, 2014 and November 2, 2013	2
	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the 13 and 39 Weeks Ended November 1, 2014 and November 2, 2013	3
	Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited) for the 39 Weeks Ended November 1, 2014 and November 2, 2013	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended November 1, 2014 and November 2, 2013	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	57
SIGNATURES		59
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
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

PART I. Financial Information
Item 1.        Financial Statements (Unaudited)
THE WET SEAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,058	$38,772	$30,084
Short-term investments	—	7,386	35,812
Income tax receivables	—	141	141
Other receivables	1,549	3,230	2,680
Merchandise inventories	31,578	31,209	42,587
Prepaid expenses and other current assets	13,235	12,742	13,289
Total current assets	65,420	93,480	124,593
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Leasehold improvements	36,864	78,097	87,970
Furniture, fixtures and equipment	47,945	60,143	65,066
	84,809	138,240	153,036
Less accumulated depreciation and amortization	(60,235)	(81,951)	(88,117)
Net equipment and leasehold improvements	24,574	56,289	64,919
OTHER ASSETS:
Other assets	2,891	1,970	2,003
Total other assets	2,891	1,970	2,003
TOTAL ASSETS	$92,885	$151,739	$191,515
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of convertible debt, net of discount of $2,808, at November 1, 2014	$7,342	$—	$—
Accounts payable – merchandise	20,372	18,530	24,623
Accounts payable – other	7,189	8,814	11,361
Accrued liabilities	20,880	20,704	24,203
Current portion of deferred rent	3,632	3,508	3,909
Total current liabilities	59,415	51,556	64,096
LONG-TERM LIABILITIES:
Warrants and embedded derivatives	1,061	—	—
Senior convertible debt, net of discount of $1,501, at November 1, 2014	13,949	—	—
Deferred rent	28,992	31,066	31,092
Other long-term liabilities	—	1,784	1,796
Total long-term liabilities	44,002	32,850	32,888
Total liabilities	103,417	84,406	96,984
STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, Class A, $0.10 par value, authorized 300,000,000 shares; 84,592,344 shares issued and 84,361,900 shares outstanding at November 1, 2014; 84,730,594 shares issued and 84,695,369 shares outstanding at February 1, 2014; and 84,730,594 shares issued and 84,724,419 shares outstanding at November 2, 2013	8,459	8,473	8,473
Common stock, Class B convertible, $0.10 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Paid-in capital	218,663	216,944	216,512
Accumulated deficit	(237,598)	(157,864)	(130,323)
Treasury stock, 230,444, 35,225 and 6,175 shares, at cost, at November 1, 2014, February 1, 2014, and November 2, 2013, respectively	(56)	(68)	(4)
Accumulated other comprehensive loss	—	(152)	(127)
Total stockholders’ (deficit) equity	(10,532)	67,333	94,531
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$92,885	$151,739	$191,515
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$104,295	$114,878	$316,326	$358,245
Cost of sales	89,974	87,498	257,144	257,338
Gross margin	14,321	27,380	59,182	100,907
Selling, general, and administrative expenses	38,045	35,047	105,551	104,050
Asset impairment	12,586	4,761	29,324	6,156
Operating loss	(36,310)	(12,428)	(75,693)	(9,299)
Interest income	27	49	122	150
Interest expense	(1,372)	(55)	(3,088)	(163)
Interest expense, net	(1,345)	(6)	(2,966)	(13)
Gain on warrants and derivatives liabilities	1,695	—	4,630	—
Loss before provision for income taxes	(35,960)	(12,434)	(74,029)	(9,312)
Provision for income taxes	65	48	194	139
Loss from continuing operations	(36,025)	(12,482)	(74,223)	(9,451)
Income (loss) from discontinued operations, net of income taxes	$81	$(2,428)	$(5,511)	$(1,391)
Net loss	$(35,944)	$(14,910)	$(79,734)	$(10,842)
Net loss per share from continuing operations	$(0.43)	$(0.15)	$(0.88)	$(0.11)
Net loss per share from discontinued operations, net of income taxes	$—	$(0.03)	$(0.07)	$(0.02)
Net loss per share, basic	$(0.43)	$(0.18)	$(0.95)	$(0.13)
Net loss per share, diluted	$(0.43)	$(0.18)	$(0.95)	$(0.13)
Weighted-average shares outstanding, basic	84,289,028	83,729,646	84,192,836	86,028,985
Weighted-average shares outstanding, diluted	84,289,028	83,729,646	84,192,836	86,028,985
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net loss	$(35,944)	$(14,910)	$(79,734)	$(10,842)
Other comprehensive gain:
Gain on settlement of Supplemental Employee Retirement Plan Liability (1)	—	—	152	—
Comprehensive loss	$(35,944)	$(14,910)	$(79,582)	$(10,842)

(1) Amounts are shown net of income taxes. Due to the Company's valuation allowance, there is no tax impact. The entire Accumulated Other Comprehensive Loss ("AOCL") balance is related to the SERP liability. As such, the amount transferred out of AOCL in the 39 weeks ended November 1, 2014 relates entirely to the retirement of the SERP liability.
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock				Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balance at February 1, 2014	84,730,594	$8,473	—	$—	$216,944	$(157,864)	$(68)	$(152)	$67,333
Net loss	—	—	—	—	—	(79,734)	—	—	(79,734)
Stock issued pursuant to long-term incentive plans	213,442	21	—	—	(21)	—	—	—	—
Stock-based compensation	—	—	—	—	1,609	—	—	—	1,609
Discount on convertible note due to increase in value of embedded conversion option	—	—	—	—	236	—	—	—	236
Settlement of SERP liability	—	—	—	—	—	—	—	152	152
Repurchase to cover employee tax withholding	—	—	—	—	—	—	(128)	—	(128)
Retirement of treasury stock	(351,692)	(35)	—	—	(105)	—	140	—	—
Balance at November 1, 2014	84,592,344	$8,459	—	$—	$218,663	$(237,598)	$(56)	$—	$(10,532)

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

THE WET SEAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 Weeks Ended
	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,734)	$(10,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,515	10,198
Amortization of debt discount	1,628	—
Amortization of premium on investments	6	123
Amortization of deferred financing costs	449	81
Gain on warrants and derivatives liabilities	(4,630)	—
Gain on settlement of SERP liability	(696)	—
Gain on termination of Arden B loyalty program	(237)	—
Loss on disposal of equipment and leasehold improvements	202	83
Asset impairment	32,643	6,919
Stock-based compensation	1,609	1,212
Changes in operating assets and liabilities:
Income tax receivables	141	145
Other receivables	1,681	79
Merchandise inventories	(369)	(8,799)
Prepaid expenses and other current assets	30	73
Other non-current assets	1,549	29
Accounts payable and accrued liabilities	1,334	(3,295)
Deferred rent	(1,950)	576
Other long-term liabilities	(1,156)	(112)
Net cash used in operating activities	(39,985)	(3,530)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(9,331)	(15,853)
Proceeds from disposal of equipment and leasehold improvements	23	—
Investment in marketable securities	—	(9,500)
Proceeds from maturity of marketable securities	7,380	41,259
Net cash (used in) provided by investing activities	(1,928)	15,906
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	747
Repurchase of common stock	(128)	(25,318)
Payment of deferred financing costs	(3,273)	—
Proceeds from issuance of senior convertible note	27,000	—
Payment of principal on senior convertible note	(1,400)	—
Net cash provided by (used in) financing activities	22,199	(24,571)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,714)	(12,195)
CASH AND CASH EQUIVALENTS, beginning of period	38,772	42,279
CASH AND CASH EQUIVALENTS, end of period	$19,058	$30,084
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,027	$57
Income taxes	$220	$267
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Retirement of treasury shares	$140	$25,726
Purchase of equipment and leasehold improvements unpaid at end of period	$1,155	$4,170
Initial fair value of warrants liability	$3,610	—
Initial fair value of embedded derivatives liability	$2,081	—
Discount on convertible note due to increase in value of embedded conversion option	$236	—
See notes to condensed consolidated financial statements.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation
The information set forth in these condensed consolidated financial statements as of and for the 13 and 39 weeks ended November 1, 2014, and November 2, 2013 (collectively, the “Interim Financial Statements”), is unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in The Wet Seal, Inc. (the “Company”) annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014. All references in this Quarterly Report on Form 10-Q to “fiscal 2013” and “fiscal 2014” mean the fiscal years ended February 1, 2014 and ending January 31, 2015, respectively.
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
On April 24, 2014, the Company committed to a plan to wind down the operations of its Arden B brand due to the long-term financial under-performance of the business. The Company evaluated the applicable accounting guidance for discontinued operations due to the wind down of the Arden B operations and concluded that the Arden B segment should be reported as discontinued operations. Arden B cash flows have ceased as of November 1, 2014, the end of the third quarter. The Company will not have any significant continuing involvement with the Arden B segment, and therefore, the Arden B segment has met the conditions to be reported as a discontinued operation beginning in the third quarter of fiscal 2014. Refer to Note 2, "Discontinued Operations."
In fiscal 2013 and the 39 weeks ended November 1, 2014, the Company incurred net losses of $38.4 million and $79.7 million and negative cash flow from operations of $17.6 million and $40.0 million, respectively.  As of November 1, 2014, the Company had cash and cash equivalents of $19.1 million compared to cash and cash equivalents of $38.8 million at February 1, 2014. For the three fiscal quarters ended November 1, 2014, the Company has experienced comparable store sales and gross margin performance that were worse than expected entering fiscal 2014, and a number of factors continue to negatively impact the Company and the retail fashion apparel industry in which it does business. The Company expects to report net losses and negative cash flow from operations through at least the fourth quarter of fiscal 2014, and may also incur significant net losses and negative cash flows beyond the fourth quarter. The Company’s negative cash flows from operations have adversely impacted the Company’s cash and liquidity reserves. Concerns about the Company’s financial condition have adversely impacted the terms the Company can obtain from some of its vendors, and some of its vendors and their factors are unwilling to continue to extend credit to the Company or otherwise now require that the Company obtain letters of credit or other forms of credit support. The Company has issued letters of credit as collateral to certain vendors and factors that provide financial support to certain vendors and may issue additional letters of credit, and these letters of credit have utilized, and may further utilize, a significant amount of the borrowing capacity under the Company’s senior revolving credit facility and reduce the amount of available borrowing capacity for general corporate and other purposes. As of the date of this filing, the total amount of our outstanding letters of credit has more than doubled since the end of our second fiscal quarter, increasing by approximately $6.9 million. The Company has also received notice from The NASDAQ OMX Group ("Nasdaq") indicating that the bid price of its common stock for the 30 consecutive business days ended August 15, 2014 had closed below the minimum $1.00 per share required for continued listing under Nasdaq listing rules, which could result in Nasdaq de-listing the Company’s common stock if not cured within a 180-day period, subject to additional applicable grace periods for which the Company may be eligible. If the Company’s common stock is not listed on the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market or other eligible market, it would result in an event of default under the Company’s senior convertible note, which event of default would also result in a default under our senior revolving credit facility, whereupon the holder under the Company’s senior convertible note and the lender under the Company’s senior revolving credit facility could accelerate the indebtedness under such note and facility.
In an effort to address the Company’s immediate liquidity needs, the Company is, with the assistance of its strategic advisors, exploring various potential strategic and financial alternatives and is engaged in discussions with third parties, as well as key financial stakeholders, including lenders, stockholders, landlords and others. Such strategic and financial alternatives include,

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

among other things, consideration of out-of-court restructurings as well as bankruptcy court proceedings to recapitalize or restructure the Company’s indebtedness and other obligations. With the assistance of its advisors, the Company is attempting to raise new additional capital in the very near term to address its immediate liquidity needs. As of the date of this filing, the Company is evaluating its ability to successfully raise equity capital pursuant to its previously announced contemplated private placement and rights offering in light of its financial condition and immediate liquidity needs, the terms and conditions of such contemplated transactions and the related risks and uncertainties concerning such transactions. As a result of this evaluation, such transactions have been delayed and even if completed, we expect that such transactions will not close in the current fiscal year. Additionally, a number of factors may cause delays or difficulties with such transactions and the closings of such transactions are subject to conditions, some of which are outside of the Company’s control. Accordingly, no assurances can be given that these contemplated transactions will close. Furthermore, in order to address its immediate liquidity needs, the Company believes it needs to raise new additional capital in the form of equity and/or debt in the very near term.
    The Company has taken steps to reduce its costs, including reducing overhead costs. In this regard, in October 2014 the Company announced a workforce reduction resulting in the elimination of 78 filled and open positions and continues to evaluate how it can further rationalize the total number of its employees given its anticipated revenues, number of stores and organizational structure. Further, the Company is seeking ways it can reduce the number of its stores and is engaging in discussions with landlords seeking concessions from such landlords in the form of reduced monthly rent or suspended rental payments in an effort to reduce its rental obligations. In addition to these actions, the Company anticipates that it will critically evaluate any leases which by their terms expire in the near term and it anticipates not renewing the vast majority of such leases.
In November 2014, the Company entered into a commitment letter with the agent and the lender under its existing senior secured revolving credit facility which would, subject to the conditions set forth therein, among other things, extend the maturity date of the facility to the fifth anniversary of the closing date of the amendment and increase certain advance rates used to determine the borrowing base under the revolving credit facility. In addition, the Company entered into a commitment letter with a third party lender, pursuant to which the potential lender, subject to the conditions set forth therein, committed to provide the Company with a $10.0 million term loan secured by all of its assets, which loan would constitute a use of the incremental facility included in the Company’s senior revolving credit facility.
As of the date of this filing, the discussions and efforts described above have not resulted in a strategic or financial transaction, a recapitalization, a restructuring or the raising of new additional capital, and no assurances can be given that such discussions and efforts will successfully result in a transaction, recapitalization, restructuring or the raising of new additional capital, or if a transaction, recapitalization or restructuring is undertaken, or if new capital is raised, as to its terms or timing. Uncertainty exists as to the outcome of the efforts and discussions described above and a number of factors could impact the outcome of such efforts and discussions and cause the Company’s actual results to differ from its expectations. Concerns of vendors, landlords, employees, potential financing sources and others about the Company’s financial condition may make it more difficult for the Company to succeed in its efforts to address its immediate liquidity needs in the very near term. If the Company continues to experience negative cash flows from operations, the Company would deplete its cash reserves and working capital in the very near term and require other sources of financing to fund its operations, which sources might not be available, or if available, may not be on terms acceptable to the Company. If the Company is unsuccessful in the very near term in its efforts to address its immediate liquidity needs or otherwise experiences delays and difficulties in such efforts, the Company’s business, liquidity and financial condition would be materially and adversely affected and the Company may deem it advisable to seek a restructuring or other relief under the provisions of the U.S. Bankruptcy Code, which could lead to a significant and possibly total loss of investment for holders of the Company’s Class A common stock.
Each of the above factors, or a combination thereof, reflect risks and uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern.
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
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

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
The Company's evaluations during the 13 and 39 weeks ended November 1, 2014, and November 2, 2013 included impairment testing of 67, 147, 38 and 55 stores and resulted in 53, 133, 22 and 28 stores being impaired, respectively, as their projected future cash flows were not sufficient to recover the net carrying value of their assets. Due to the Company's wind down of the Arden B brand, during the quarter ended May 3, 2014, it tested all Arden B stores with carrying value and the corporate assets associated with the Arden B website, which was also impaired as of May 3, 2014.
The Company recorded the following non-cash charges within asset impairment in the condensed consolidated statements of operations to write down the carrying values of impaired stores' long-lived assets to their estimated fair values (in thousands except for number of stores):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Aggregate carrying value of all long-lived assets impaired	$12,586	$5,418	$29,738	$7,054
Less: Impairment charges - stores	12,586	4,761	29,324	6,156
Aggregate fair value of all long-lived assets impaired	$—	$657	$414	$898
Number of stores with asset impairment	53	22	133	28
Of the 14 stores that were tested and determined not to be impaired during the 13 weeks ended November 1, 2014, 10 could be deemed to be at risk of future impairment. When making this determination, the Company considered the potential impact that reasonably possible changes to sales and gross margin performance versus the Company's current projections for these stores could have on their current estimated cash flows.
As noted above, the Company considers the potential impact expected from its strategic initiatives when determining the key assumptions to use within the projected cash flows for each store during its quarterly analysis. If the Company is not able to achieve its projected key financial metrics, and the strategic initiatives being implemented do not result in significant improvements in the Company's current financial performance trend, the Company may incur additional impairment in the future for those stores and corporate assets tested and not deemed to be impaired in its most recent quarterly analysis, as well as for additional stores not tested in its most recent quarterly analysis. In addition, we evaluated the corporate assets for 13 weeks ended November 1, 2014, noting no corporate asset impairments were required. Refer to Note 2, "Discontinued Operations."
Capitalized interest included in equipment and leasehold improvements, net, totaled less than $0.1 million during the 13 and 39 weeks ended November 1, 2014.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

Discontinued Operations
The Company evaluated the applicable accounting guidance for discontinued operations due to the wind down of the Arden B operations and concluded that the Arden B segment should be reported as discontinued operations. Refer to Note 2, "Discontinued Operations."
Warrants for Common Stock and Embedded Derivatives
The Company’s common stock warrants and embedded derivatives have been bifurcated from the debt host and are classified as liabilities on the condensed consolidated balance sheet. The Company records the warrants and embedded derivatives liabilities at fair value and adjusts the carrying values to their estimated fair value at each reporting date, with the increases or decreases in the fair values at each reporting date recorded as a gain or (loss) in the condensed consolidated statements of operations. Refer to Note 5, "Senior Convertible Note and Warrants" and Note 6, "Fair Value Measurements and Disclosures."
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
The Company has approximately $165.6 million of federal NOLs available to offset taxable income in fiscal 2014 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code. It is possible that future financings, if completed, may result in additional ownership changes for purposes of Section 382, which could significantly impair the Company's ability to utilize the NOL. The Company's effective tax rates from continuing operations for the 13 and 39 weeks ended November 1, 2014, were approximately negative 0.2% and negative 0.3%, respectively, despite its net loss. These effective rates are due to certain state income taxes for fiscal 2014 that are not based on consolidated net income. The Company expects a negative 0.3% effective income tax rate for fiscal 2014, although a number of factors could cause its actual effective tax rate for fiscal 2014 to differ.
Other Comprehensive Income
Other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net loss. Employers are required to recognize the over or under funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive (loss) income. Accumulated other comprehensive (loss) income in the condensed consolidated balance sheets as of November 1, 2014 is zero, due to the settlement of the Company’s supplemental employee retirement plan liability. Refer to Note 3, Stock-Based Compensation and Supplemental Employee Retirement Plan.
Business Segment
GAAP has established guidance for reporting information about a company's operating segments, including disclosures related to a company's products and services, geographic areas and major customers. As of November 1, 2014, the Company has a single operating and reportable segment, which includes net sales generated from its retail stores and e-commerce website.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

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
In November 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This update does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The Company is evaluating this update to determine if this guidance will have a material impact on the Company’s condensed consolidated financial statements.
NOTE 2 – Discontinued Operations
On April 24, 2014, the Company committed to a plan to wind down the operations of its Arden B brand (the "Plan") due to the long-term financial under-performance of the business. As of August 2, 2014, the Company operated 51 Arden B stores. During the Company's third quarter, 30 of the Arden B stores became Wet Seal Plus stores, and 18 of the Arden B stores became Wet Seal stores, one of the Arden B stores continues to operate under the Arden B name, but has been transitioned to carry Wet Seal product, and the 2 remaining stores closed in August 2014. The Company closed down the Arden B website in the third fiscal quarter of 2014.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

The Company evaluated the applicable accounting guidance for discontinued operations due to the wind down of the Arden B operations and concluded that the Arden B segment should be reported as discontinued operations. Arden B cash flows have ceased as of November 1, 2014, the end of the third quarter. The Company will not have any significant continuing involvement with the Arden B segment, and therefore, the Arden B segment has met the conditions to be reported as a discontinued operation beginning in the third quarter of fiscal 2014. The Company maintains its intellectual property rights in the Arden B brand and affiliated trademarks and is exploring opportunities to preserve or monetize those rights. Financial information for the 13 and 39 weeks ended November 1, 2014, and November 2, 2013 has been adjusted for the presentation of discontinued operations.

The operating results of discontinued operations for Arden B included in the accompanying condensed consolidated statements of operations are as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net Sales	$441	$12,786	$26,314	$47,113
Income (loss) before income taxes	77	(2,427)	(5,501)	(1,379)
(Benefit) provision for income taxes	(4)	1	10	12
Income (loss) from discontinued operations	$81	$(2,428)	$(5,511)	$(1,391)
The income (loss) from discontinued operations for the 13 and 39 weeks ended November 1, 2014 and November 2, 2013, include asset impairments of none, $3.3 million, $0.3 million and $0.8 million, respectively. The asset impairment of $3.3 million for the 39 weeks ended November 1, 2014 included $0.4 million of impairments for the Arden B website. Upon ceasing these operations, the Company transitioned most of the Arden B store employees to Wet Seal and Wet Seal Plus stores.
NOTE 3 – Stock-Based Compensation and Supplemental Employee Retirement Plan
The Company has one stock incentive plan under which shares were available for grant at November 1, 2014: the 2005 Stock Incentive Plan (the “2005 Plan”). The Company previously granted share awards under its 1996 Long-Term Incentive Plan (the “1996 Plan”) that remain unvested and/or unexercised as of November 1, 2014. The 1996 Plan expired during fiscal 2006, and no further share awards may be granted under the 1996 Plan. The 2005 Plan and the 1996 Plan are collectively referred to as the “Plans.”
The 2005 Plan permits the granting of options, restricted common stock, performance share awards, restricted and performance stock units, or other equity-based awards to the Company’s employees, officers, directors, and consultants. The Company believes the granting of equity-based awards helps to align the interests of its employees, officers and directors with those of its stockholders. The Company has a practice of issuing new shares to satisfy stock option exercises, as well as for restricted stock, performance share grants and other awards made or settled in the form of Company stock. The 2005 Plan was approved by the Company’s stockholders on January 10, 2005, as amended with stockholder approval on July 20, 2005, for the issuance of incentive awards covering 12,500,000 shares of Class A common stock. Additionally, an amended and restated 2005 Plan was approved by the Company’s stockholders on May 19, 2010, which increased the incentive awards capacity to 17,500,000 shares of Class A common stock. The Company amended the 2005 Plan in August 2014 to permit the grant of up to 4,000,000 shares as inducement grants. An aggregate of 22,495,528 shares of Class A common stock have been issued or may be issued pursuant to the Plans. As of November 1, 2014, 4,094,743 shares were available for future grants under the 2005 Plan.
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
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

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
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the periods indicated using the Black-Scholes option-pricing model:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Dividend Yield	—%	—%	—%	—%
Expected Volatility	41.66%	40.73%	41.66%	40.89%
Risk-Free Interest Rate	1.04%	1.00%	1.02%	0.63%
Expected Life of Options (in Years)	3.3	3.3	3.3	3.3
At November 1, 2014, there was $0.3 million of total unrecognized compensation expense related to nonvested stock options under the Company’s share-based payment plans, which will be recognized over an average period of 2.5 years, representing the remaining vesting periods of such options through fiscal 2017.
The following table summarizes the Company’s stock option activities with respect to its Plans for the 39 weeks ended November 1, 2014 (aggregate intrinsic value in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at February 1, 2014	882,333	$3.82
Granted	1,980,241	$1.24
Exercised	—	$—
Canceled	(1,453,602)	$3.76
Outstanding at November 1, 2014	1,408,972	$1.99	3.90	$—
Vested and expected to vest in the future at November 1, 2014	1,186,232	$2.17	3.76	$—
Exercisable at November 1, 2014	436,927	$3.82	2.29	$—
Options vested and expected to vest in the future are comprised of all options outstanding at November 1, 2014, net of estimated forfeitures. Additional information regarding stock options outstanding as of November 1, 2014, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of November 1, 2014	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable as of November 1, 2014	Weighted- Average Exercise Price Per Share
$ 0.38 - $ 0.63	514,995	4.89	$0.52	—	$—
$ 0.86 - $ 1.32	30,000	4.57	$1.09	—	$—
$ 1.52 - $ 2.36	340,378	4.46	$1.56	—	$—
$ 2.45 - $ 3.76	240,666	3.04	$3.20	173,996	$3.20
$ 4.15 - $ 4.97	282,933	2.08	$4.26	262,931	$4.23
$ 0.38 - $ 4.97	1,408,972	3.90	$1.99	436,927	$3.82
The weighted-average grant-date fair value of options granted during the 13 and 39 weeks ended November 1, 2014, and November 2, 2013, was $0.27, $0.27, $1.13 and $1.13, respectively. No options were exercised during the 13 and 39 weeks ended November 1, 2014. The total intrinsic values for options exercised during the 13 and 39 weeks ended November 2, 2013, was less than $0.1 million and $0.2 million, respectively.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

Cash received from option exercises under the Plans for the 39 weeks ended November 2, 2013, was $0.7 million. The Company did not realize tax benefits for the tax deductions from option exercises as it must first utilize its regular NOL prior to realizing the excess tax benefits.
Restricted Stock Units, Restricted Common Stock, Performance Stock Units, and Performance Share Awards
Under the 2005 Plan, the Company grants directors, certain executives and other key employees restricted common stock and restricted stock units with vesting contingent upon completion of specified service periods ranging from one to three years. The Company also grants certain executives performance share awards and performance stock units with vesting contingent upon a combination of specified service periods and the Company’s achievement of a specified corporate performance objective or future share price. Restricted stock units awarded to employees represent the right to receive one share of the Company's Class A common stock upon vesting.
During the 39 weeks ended November 1, 2014, and November 2, 2013, the Company granted 3,386,263 and 249,338 of restricted stock units, respectively, to certain employees under the Plans. The weighted-average grant-date fair value of the restricted stock units during the 39 weeks ended November 1, 2014, and November 2, 2013, was $1.03 and $3.67 per share, respectively. Additionally, during the 39 weeks ended November 2, 2013, the Company granted 234,759 shares of restricted common stock to certain employees and directors under the Plans, with a weighted-average grant-date fair value of $3.03 per share. During the 39 weeks ended November 1, 2014, the Company did not grant restricted common stock to its employees.
During the 39 Weeks Ended November 1, 2014, the Company granted 3,595,178 performance stock units to certain employees under the Plans with a weighted-average grant-date fair value of $0.42 per share. During the 39 weeks ended November 2, 2013, the Company granted 183,758 performance stock units to certain employees under the 2005 Plan, with a weighted-average grant-date fair value of $3.09 per share. Additionally, the Company granted 261,533 performance share awards under the 2005 Plan during the 39 weeks ended November 2, 2013, with a grant-date fair value of $2.95 per share. All of the performance share awards and performance stock units granted in fiscal 2013 were subsequently forfeited due to the failure to achieve the performance metric.
The fair value of nonvested restricted common stock units and restricted stock awards is equal to the price of the Company’s Class A common stock on the grant date. The following table summarizes activity with respect to the Company’s restricted stock units, restricted common stock and performance stock units during the 39 weeks ended November 1, 2014:

Restricted Stock Units, Restricted Common Stock, and Performance Stock Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at February 1, 2014	899,939	$3.06
Granted	6,981,441	$0.71
Vested	(436,345)	$2.87
Forfeited	(751,510)	$1.98
Nonvested at November 1, 2014	6,693,525	$0.74
On September 3, 2014, the Company accelerated the vesting of 100,000 restricted stock awards as part of the severance agreement for the former CEO. At November 1, 2014, there was $2.3 million of total unrecognized compensation expense related to nonvested restricted common stock and restricted stock units under the Plans. That cost is expected to be recognized over a weighted-average period of 2.4 years, representing the remaining vesting periods of such stock awards through fiscal 2017.
The following tables summarize stock-based compensation recorded in the condensed consolidated statements of operations (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stock options	$26	$89	$108	$211
Restricted stock awards and units	444	278	1,467	1,001
Performance share units	34	—	34	—
Stock-based compensation	$504	$367	$1,609	$1,212

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

	13 Weeks Ended		39 weeks ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Cost of sales	$81	$117	$157	$239
Selling, general, and administrative expenses	423	250	1,452	973
Stock-based compensation	$504	$367	$1,609	$1,212

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
NOTE 4 – Senior Revolving Credit Facility
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
At November 1, 2014, the amount outstanding under the Facility consisted of $3.1 million in documentary letters of credit related to merchandise purchases and $9.3 million in standby letters of credit, and the Company had $22.6 million available under the Facility for cash advances and/or the issuance of additional letters of credit, subject to the borrowing limitations noted above.
On September 2, 2014, the Company executed a consent agreement with the agent under its senior revolving credit facility whereby the agent and lenders under the senior revolving credit facility (a) consented to (i) the replacement of the Company's senior convertible note and warrants (see Note 5, "Senior Convertible Note and Warrants") with the new note and new warrant as described below and (ii) the consummation of the rights offering and the related equity issuances and the other transactions contemplated by the private placement (see Note 1, Summary of Significant Accounting Policies), (b) agreed that any reference in the credit agreement and the other loan documents to the "Senior Convertible Note and Warrants" shall be deemed to refer to the new note and new warrant and acknowledge and agree that the indebtedness evidenced by the new note and new warrant constitutes "Permitted Indebtedness", and (c) agreed that the related equity issuance and the issuances of equity interests in connection with the rights offering shall not be deemed to be a "Prepayment Event" under the credit agreement; provided that, in the event that a cash dominion event shall have occurred and be continuing at the time of receipt by the Company of any proceeds from the related

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

equity issuance and the issuances of equity interests in connection with the rights offering, the Company shall cause such proceeds to be deposited in the concentration account as required under the credit agreement evidencing the senior revolving credit facility.
On October 3, 2014, the Company entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”), pursuant to which the Company and the other borrowers, lenders and agents party thereto agreed to amend (i) certain conditions precedent to credit extensions and (ii) the Company’s representations and warranties related to the absence of certain material adverse changes to provide that such representation will be made with respect to changes occurring since February 1, 2014. Refer to Note 1, "Summary of Significant Accounting Policies."
At November 1, 2014, the Company was in compliance with all covenant requirements under the Facility.
NOTE 5 – Senior Convertible Note and Warrants
On March 26, 2014, the Company sold a $27.0 million senior convertible note and issued warrants to purchase up to 8,804,348 shares of the Company's Class A common stock in a private placement to a single institutional investor with proceeds to the Company, net of $1.9 million of deferred financing costs, of $25.1 million. The Company is using the proceeds for general corporate purposes.
On September 3, 2014, the Company entered into an Amendment, Consent and Exchange Agreement (the “Exchange Agreement”) whereby the Company agreed to issue a new senior convertible note in principal amount equal to $27 million in exchange for the initial note and a new warrant to purchase up to 8,804,348 shares of the Company's Class A common stock in exchange for the initial warrants. The new note is convertible into shares of the Company's Class A common stock and is entitled to earn interest, which may be paid in cash or in shares of common stock. The new warrant is exercisable into shares of the Company's Class A common stock.
The new note and the new warrant are identical in all material respects to the initial note and the initial warrants, respectively, except:

•	The new note clarifies what certifications must be made by the Company upon payment of interest in shares of common stock;

•	The investor’s “maximum percentage” in each of the new note and the new warrant was increased from 4.99% to 9.99%;

•	Changes to the installment amount due under the new note as described below;

•
The initial exercise price of the new warrant is $1.76 per share, which is $0.36 less than the initial exercise price of the initial warrant, and adjusts on stock splits, combinations or similar events but not on certain dilutive issuances provided for in the initial note. The new warrant becomes exercisable six months and one day after its issuance;

The new note and the new warrant limit the investors’ right to participate in a rights offering by the Company during a certain limited time period. The new note bears interest at a rate of 6% per year, subject to certain adjustments, and matures in March 2017. The new note is convertible, at the invester's option, into shares of the Company's Class A common stock at a price of $1.84 per share, subject to customary adjustments. Interest on the new note is payable monthly and the principal amount of the new note will amortize monthly with payments beginning September 26, 2014. The installment amount due under the new note for each month during a six-month time period beginning on September 26, 2014 is $700,000, which is $350,000 per month higher than the installment amount due under the initial note, and if the Company distributes rights to its stockholders pursuant to a rights offering before March 31, 2015, with proceeds to the Company of not less than $11.5 million, then such amortization payments shall equal $1,050,000 for each such installment date during such 6-month period. On March 26, 2015, the Company’s scheduled amortization payment will be $350,000. For each of the subsequent 12 installment dates, the Company’s scheduled amortization payment will be $1,000,000. For each of the final 12 installment dates, the Company’s scheduled principal amortization payment will be an amount equal to the lesser of $1,075,000 and the remaining principal amount outstanding on such installment date.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

The following table shows remaining amortization payments by fiscal year as of November 1, 2014 under the terms of the initial note and as of November 1, 2014 under the terms of the new note (in thousands):

Fiscal Year	As of November 1, 2014 under the initial note	As of November 1, 2014 under the new note (1)
2014	$1,050	$2,100
2015	10,700	11,050
2016	12,750	12,450
2017	1,800	—
(1) If the Company distributes rights to its stockholders pursuant to a rights offering before March 31, 2015, with proceeds to the Company of not less than $11.5 million, the Company is required to make an additional payment at that time of $350,000 times the number of payments made prior to the rights offering and an additional $350,000 for any further payments due through February 26, 2015.
Monthly interest and principal payments may be settled in cash or shares of the Company's Class A common stock, at its option, subject to certain conditions including: (i) the daily dollar trading volume of the Company's common stock for the average of the daily weighted average prices during the twenty (20) day trading period prior to the payment shall be at least $1.0 million; (ii) the daily dollar trading volume of the Company's common stock for each trading day during the ten (10) trading day period ending on the trading day immediately prior to the applicable date of determination shall be at least $0.5 million; and (iii) on each trading day during the twenty (20) day trading period prior to the payment, the weighted average price of the Company's common stock equals or exceeds $1.00. Also subject to certain conditions, at any time from and after April 26, 2015, solely if the Company is making the scheduled amortization payment for such scheduled amortization date in shares of common stock, the holder may accelerate a limited amount of scheduled amortization payments. As of November 1, 2014, the above three conditions are not being met due to the Company's stock price. Accordingly, the Company must make all principal payments in cash until conditions are achieved.
In connection with the Exchange Agreement, the Company issued the new warrants to purchase up to 8,804,348 shares of the Company's Class A common stock. The warrants will be exercisable beginning six months and one day after issuance through March 4, 2020 at $1.76 per share, which is $0.36 less than the initial exercise price of the initial warrants, subject to potential future adjustments.
The senior convertible note was initially recorded net of a discount of $5.7 million, reflecting the fair value of the warrants and embedded derivatives within the senior convertible note on the issuance date. Refer to Note 6, "Fair Value Measurements and Disclosures." for further detail on the fair value of the warrants and derivatives. The $5.7 million debt discount will be amortized through interest expense on the condensed consolidated statements of operations, using the effective interest method, over the term of the senior convertible note. The Company incurred $1.9 million of deferred financing costs through November 1, 2014 and, net of $0.4 million of amortization to date, has included the current portion of $0.6 million in "prepaid expenses and other current assets" and the non-current portion of $0.9 million in "other assets" in the condensed consolidated balance sheets as of November 1, 2014.
The Company concluded that the Exchange Agreement was a modification of the existing senior convertible note, and as such, have expensed all third party fees associated with entering into the Exchange Agreement. As of November 1, 2014, the Company has expensed less than $0.1 million of fees associated with the Exchange Agreement. In addition, the Company added the increase in the fair value of the embedded conversion option of $0.2 million to the debt discount balance, which will be amortized over the remaining life of the new note.
The $5.7 million fair values of the warrants and embedded derivatives, which require bifurcation from the debt host, were recorded within long-term liabilities on the condensed consolidated balance sheets. The embedded derivatives are comprised of the conversion option, redemption in the case of an event of default and redemption in the case of a change in control features of the senior convertible note. The warrants and embedded derivatives are marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrants and derivatives liabilities recorded in the condensed consolidated statements of operations. The fair value of the warrants and embedded derivatives declined $1.7 million for the 13 weeks ended November 1, 2014 and declined $4.6 million from the issuance date to November 1, 2014. Accordingly,

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

these amounts were recorded as gains on warrants and derivatives liabilities in the condensed consolidated statements of operations. Refer to Note 6, "Fair Value Measurements and Disclosures."
NOTE 6 – Fair Value Measurements and Disclosures
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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The following tables present information on the Company’s financial instruments (in thousands):

	Carrying Amount as of November 1, 2014	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$7,521	$—	$7,521	$—
Cash equivalents	7,521

Financial liability:
Senior convertible note	$21,291	$—	$—	$14,923

	Carrying Amount as of February 1, 2014	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$22,427	$—	$22,427	$—
Cash equivalents	22,427

Certificates of deposits	3,084	—	3,079	—
US government securities	4,302	—	4,300	—
Short-term investments	$7,386

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

	Carrying Amount as of November 2, 2013	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets:
Money market funds	$13,986	$—	$13,986	$—
Cash equivalents	13,986

Certificates of deposit	5,490	—	5,476	—
US treasury securities	4,994	—	5,000	—
US government securities	25,328	—	25,303	—
Short-term investments	35,812

Long-term tenant allowances receivable	$1,029	$—	$—	$1,029
Cash equivalents are carried at either cost or amortized cost, which approximates fair value, due to their short term maturities. The Company's money market funds are valued at $1, which is generally the net asset value of these funds and are represented at Level 2. Units are redeemable on a daily basis and redemption requests generally can be received the same day as the effective date. The Company’s short-term investments consist of interest-bearing bonds of various U.S. Government agencies, U.S. treasury securities and certificates of deposit, have maturities that are less than one year and are carried at amortized cost plus accrued income. Short-term investments are carried at amortized cost due to the Company’s intent to hold to maturity. The fair value of the Company’s short-term investments was determined based on quoted prices for similar instruments in active markets. The carrying value of the senior convertible note at November 1, 2014 is net of the unamortized discount of $4,309. The fair value of the senior convertible note was determined using a discounted cash flow analysis with Level 3 inputs of comparable yields from various high yield debt indices made up of companies with similar size, industry, credit rating and debt maturities. The Company believes the carrying amounts of other receivables and accounts payable approximate fair value. The fair value of the tenant allowances receivable was determined by discounting to present value using an incremental borrowing rate of 9.26%, at the time of recording, over their five year collection period. As of November 1, 2014 and February 1, 2014, they are included in other receivables within the condensed consolidated balance sheets.
On a non-recurring basis, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs consisting of, but not limited to, projected sales growth, estimated gross margins, projected operating costs and an estimated weighted-average cost of capital. As of November 1, 2014, sales projections are based on current trend with annual improvement up to a maximum 3.0% increase in annual sales. Gross margin projections assume annual merchandise margin improvement up to historical peak merchandise margins and occupancy costs are based on lease terms. Projected operating costs are based on the current trend and maintaining consistent percentage of sales ratios for future periods. The weighted-average cost of capital is based on the Company's cost of debt and equity weighted in proportion to the amounts of debt and equity. For the 13 weeks ended November 1, 2014, the Company's weighted-average cost of capital was 22.9%. During the 13 and 39 weeks ended November 1, 2014, and November 2, 2013, the Company recorded $12.6 million, $29.3 million, $4.8 million and $6.2 million of impairment charges from continuing operations, respectively, in the accompanying condensed consolidated statements of operations. Refer to Note 1, “Summary of Significant Accounting Policies.”
Recurring Fair Value Measurements
Warrants Liability
The warrants to purchase the Company's Class A common stock are required to be measured at fair value each reporting period. Refer to Note 5, "Senior Convertible Note and Warrants." The fair value of the warrants was estimated using the Black-Scholes option-pricing model as of November 1, 2014. The Company uses historical data to estimate the expected price volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect as of November 1, 2014.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

As of November 1, 2014, the following assumptions were used to estimate the fair value of the warrants using the Black-Scholes option-pricing model. As of March 26, 2014, the fair value of the warrants was estimated using a Monte Carlo simulation model that requires Level 3 inputs, which are highly subjective. The following significant assumptions were used as of November 1, 2014 and March 26, 2014:

	November 1, 2014	March 26, 2014
Stock price	$0.34	$1.16
Exercise price	$1.76	$2.12
Exercise price floor	N/A	$1.76
Expected volatility	54.36%	54.00%
Expected term (in years)	5.3	5.5
Risk free interest rate	1.64%	1.86%
Expected dividend yield	—%	—%

The following table presents the activity recorded for the warrants liability since inception (in thousands):

November 1, 2014
Beginning balance as of March 26, 2014	$3,610
Less: Gain from change in fair value	264
Balance as of May 3, 2014	$3,346
Less: Gain from change in fair value	1,409
Balance as of August 2, 2014	$1,937
Less: Gain from change in fair value	1,566
Balance as of November 1, 2014	$371
Derivatives Liability
The embedded derivatives liability is required to be measured at fair value each reporting period. Refer to Note 5, "Senior Convertible Note and Warrants." The fair value of the embedded derivatives was estimated using a binomial lattice model, incorporating the “with-and-without” method to bifurcate the embedded derivatives, which requires Level 3 inputs that are highly subjective and determined using the following significant assumptions:

	November 1, 2014	March 26, 2014
Stock price	$0.34	$1.16
Conversion price	1.84	1.84
Expected volatility	65.66%	52.0%
Expected term (in years)	2.3	3.0
Risk free interest rate	0.57%	0.89%
Expected dividend yield	—%	—%
Bond yield	16.6%	4.2%
Recovery rate	45.0%	45.0%

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

The following table presents the activity recorded for the derivative liability since inception (in thousands):

November 1, 2014
Beginning balance as of March 26, 2014	$2,081
Less: Gain from change in fair value	175
Balance as of May 3, 2014	$1,906
Less: Gain from change in fair value	1,087
Balance as of August 2, 2014	819
Less: Gain from change in fair value	129
Balance as of November 1, 2014	$690
Changes in the fair value of the warrants and derivatives liabilities are included in gain on warrants and derivatives liabilities in the accompanying condensed consolidated statement of operations. It is possible that even small changes in any of the above assumptions could have a significant impact on the Company's financial results.
NOTE 7 – Net Loss Per Share
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
While the Company historically has paid no cash dividends, participants in the Company’s equity compensation plans who were granted restricted stock and performance shares are allowed to receive cash dividends paid on unvested restricted stock and unvested performance shares. Holders of the Company's note and warrants are entitled to participation in any dividends, and therefore the note and warrants are participating securities. The Company’s unvested restricted stock and unvested performance shares also qualify as participating securities and are included in the computation of earnings per share pursuant to the two-class method. Restricted and performance stock units are not participating securities.
For the dilutive computation, under the two-class method, determination of whether the unvested share-based payment awards are dilutive is based on the application of the “treasury stock” method and whether the performance criteria has been met. For the dilutive computation of the warrants, under the two-class method, determination of the weighted average number of warrants not yet converted will be added to the basic weighted average number of shares whenever the period’s average price is higher than the exercise price of $1.76 per share as of November 1, 2014. The "treasury stock" method will be applied to determine the incremental number of convertible shares that are assumed to be converted into common stock. The warrants will only have a dilutive effect when they are “in the money." As of November 1, 2014, the warrants were not exercisable until March 2015 and therefore, they have not been included in the table below. The dilutive effect of the senior convertible note, including the interest, is included in the diluted share calculation based on the "if-converted method." Interest charges applicable to the convertible debt are added back as an adjustment to the numerator, net of tax. The payment of the principal and interest of the note is presumed to be settled in common stock (versus cash) and the potentially issued shares resulting from this settlement are included in the diluted share calculation.
For the 13 and 39 weeks ended November 1, 2014, the Company incurred a net loss and there was no dilutive effect of any unvested share-based payment awards, warrants or senior convertible note.
The computations of net loss per share, diluted, excluded the following potentially dilutive securities exercisable into Class A common stock for the 13 and 39 weeks ended November 1, 2014, and November 2, 2013, respectively, because their effect would have been anti-dilutive.

THE WET SEAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stock options outstanding	389,774	567,225	965,746	471,806
Unvested restricted and performance stock awards and units	2,386,996	1,389,281	1,818,883	1,290,574
Conversion of interest on senior convertible note	5,285,081	—	4,278,399	—
Conversion of senior convertible note	14,293,478	—	11,570,911	—
Total	22,355,329	1,956,506	18,633,939	1,762,380
The discontinued operations net loss per share was calculated in the same manner as described above.
NOTE 8 – Commitments and Contingencies
On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of the Company's current and former employees who were employed and paid by the Company from May 9, 2007 through the present. The Company was named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted the Company’s motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted the Company's motion to compel arbitration. Plaintiffs appealed and oral argument was heard on September 23, 2013. On November 15, 2013, the Court of Appeals issued an order in which it affirmed in part and reversed in part the trial court’s order granting the Company’s motion to compel arbitration. Specifically, the Court of Appeal affirmed the trial court’s order compelling arbitration of individual claims but held that the Private Attorney General Action (PAGA) claim can only be brought as a representative action. The Company filed a petition for review to the California Supreme Court that was denied on February 11, 2014. The matter was remitted to the Superior Court for additional proceedings and on April 29, 2014, the Superior Court granted the Company’s motion and issued an order to stay the case. On May 20, 2014, Plaintiffs filed a Request for Clarification of the Superior Court’s order staying the case, On June 12, 2014, the Superior Court denied Plaintiffs’ request and reaffirmed that a stay is in effect. On June 26, 2014, Plaintiffs filed a Petition for Writ of Mandate with the Court of Appeals requesting that the stay of non-arbitral claims be lifted. On August 5, 2014, the Court of Appeals issued an order denying Plaintiffs’ Writ. A hearing to review the status of the stay took place in Superior Court on August 26, 2014 during which the Court continued the stay for an additional 90 days in order for the parties to proceed with arbitration of the individual claims.  As of the date of this filing, the parties are in the process of initiating arbitration proceedings. In addition, on July 18, 2012, the Company received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with the Company. Plaintiffs alleged that the Company’s arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against the Company. On September 20, 2012, the NLRB dismissed Plaintiffs' claims.

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

As of November 1, 2014, the Company has accrued less than $0.1 million for loss contingencies in connection with the litigation matters enumerated above and other pending legal matters. The Company is vigorously defending the pending matters and will continue to evaluate its potential exposure and estimated costs as these matters progress. Future developments may require the Company to record accruals for these matters, or other legal matters, which could have a material negative effect on its results of operations or financial condition.

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
For the 39 weeks ended November 1, 2014, and November 2, 2013
(Unaudited)

insurance coverage or for which insurance provides only partial coverage. These matters could have a material negative effect on its results of operations or financial condition.

NOTE 9 – Treasury Stock
During the 39 weeks ended November 1, 2014, the Company tendered 111,928 shares of its Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations for a total cost of $0.1 million, as well as 434,983 shares reacquired by the Company, at no cost, upon employee forfeitures of stock-based compensation.
Effective August 21, 2014, the Company retired 351,692 shares of its Class A common stock held in treasury. In accordance with Delaware law and the terms of the Company’s certificate of incorporation, upon retirement, such treasury shares resumed the status of authorized and unissued shares of Company Class A common stock.

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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance, future results and actions to differ materially from any forward-looking statements include, but are not limited to, those discussed in “Risk Factors” included in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report, and in our other filings with the Securities and Exchange Commission. All forward-looking statements included in this Quarterly Report speak only as of the date of this Quarterly Report and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, except as required by law.
All references to “we,” “our,” “us,” and “the Company” in this Quarterly Report on Form 10-Q mean The Wet Seal, Inc. and its wholly owned subsidiaries. All references in this Quarterly Report on Form 10-Q to “fiscal 2013” and “fiscal 2014” mean the fiscal years ended February 1, 2014 and ending January 31, 2015, respectively.
Executive Overview
We are a national multi-channel specialty retailer selling fashion apparel and accessory items designed for female customers aged 18 to 24 years old through our stores and e-commerce website. In the first and second quarters of fiscal 2014, we operated two nationwide, primarily mall-based, chains of retail stores under the names “Wet Seal” and “Arden B.” In the third quarter of fiscal 2014, we transitioned all Arden B stores into either Wet Seal, Wet Seal Plus, or closed the stores, in accordance with our Plan to wind down the Arden B operations. At November 1, 2014, we had 528 Wet Seal retail stores in 47 states and Puerto Rico. All but one of the Arden B stores were closed or transitioned as of November 1, 2014. One of the Arden B stores continues to operate under the Arden B name, but has transitioned to carrying Wet Seal product. Our merchandise can also be purchased online through the Wet Seal website.
In fiscal 2013 and the 39 weeks ended November 1, 2014, we incurred net losses of $38.4 million and $79.7 million and negative cash flow from operations of $17.6 million and $40.0 million, respectively.  As of November 1, 2014, we had cash and cash equivalents of $19.1 million compared to cash and cash equivalents of $38.8 million at February 1, 2014. For the three fiscal quarters ended November 1, 2014, we have experienced comparable store sales and gross margin performance that were worse than expected entering fiscal 2014, and a number of factors continue to negatively impact us and the retail fashion apparel industry in which we do business. We expect to report net losses and negative cash flow from operations through at least the fourth quarter of fiscal 2014, and may also incur significant net losses and negative cash flows beyond the fourth quarter. Our negative cash flows from operations have adversely impacted our cash and liquidity reserves. Concerns about our financial condition have adversely impacted the terms we can obtain from some of our vendors, and some of our vendors and their factors are unwilling to continue to extend credit to us or otherwise now require that we obtain letters of credit or other forms of credit support. We have issued letters of credit as collateral to certain vendors and factors that provide financial support to certain of our merchandise vendors and may issue additional such letters of credit, which letters of credit have utilized, and may further utilize, a significant amount of the borrowing capacity under our senior revolving credit facility and reduce the amount of available borrowing capacity for general corporate and other purposes. As of the date of this filing, the total amount of our outstanding letters of credit has more than doubled since the end of our second fiscal quarter, increasing by approximately $6.9 million. We have also received notice from The NASDAQ OMX Group ("Nasdaq") indicating that the bid price of our common stock for the 30 consecutive business days ended August 15, 2014 had closed below the minimum $1.00 per share required for continued listing under Nasdaq listing rules, which could result in Nasdaq de-listing our common stock if not cured within a 180-day period, subject to additional applicable grace periods for which we may be eligible. If our common stock is not listed on the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market or other eligible market, it would result in an event of default under our senior convertible note, which event of default would also result in a default under our senior revolving credit facility, whereupon the holder under our senior convertible note and the lender under our senior revolving credit facility could accelerate the indebtedness under such note and facility.
In an effort to address our immediate liquidity needs, we are, with the assistance of our strategic advisors, exploring various potential strategic and financial alternatives and are engaged in discussions with third parties, as well as key financial stakeholders, including lenders, stockholders, landlords and others. Such strategic and financial alternatives include, among other things, consideration of out-of-court restructurings as well as bankruptcy court proceedings to recapitalize or restructure our indebtedness and other obligations. With the assistance of our advisors, we are attempting to raise new additional capital in the very near term to address our immediate liquidity needs. As of the date of this filing, we are evaluating our ability to successfully raise equity capital pursuant to our previously announced contemplated private placement and rights offering in light of our financial condition and immediate liquidity needs, the terms and conditions of such contemplated transactions and the related risks and uncertainties concerning such transactions. As a result of this evaluation, such transactions have been delayed and even if completed, such transactions will not close in the current fiscal year. A number of factors may cause delays or difficulties with such transactions and the closings of such transactions are subject to conditions, some of which are outside of our control. Accordingly, no assurances can be given that these contemplated transactions will close. Furthermore, in order to address our immediate liquidity needs, we believe we need to raise new additional capital in the form of equity and/or debt in the very near term.
    We have taken steps to reduce our costs, including reducing overhead costs. In this regard, in October 2014 we announced a workforce reduction resulting in the elimination of 78 filled and open positions and continue to evaluate how we can further rationalize the total number of our employees given our anticipated revenues, number of stores and organizational structure. Further, we are seeking ways we can reduce the number of our stores and are engaging in discussions with landlords seeking concessions from such landlords in the form of reduced monthly rent or suspended rental payments in an effort to reduce our rental obligations. In addition to these actions, we anticipate that we will critically evaluate any leases which by their terms expire in the near term and we anticipate not renewing the vast majority of such leases.
In November 2014, we entered into a commitment letter with the agent and the lender under our existing senior secured revolving credit facility which would, subject to the conditions set forth therein, among other things, extend the maturity date of the facility to the fifth anniversary of the closing date of the amendment and increase certain advance rates used to determine the borrowing base under the revolving credit facility. In addition, we entered into a commitment letter with a third party lender, pursuant to which the potential lender, subject to the conditions set forth therein, committed to provide us with a $10.0 million term loan secured by all of our assets, which loan would constitute a use of the incremental facility included in our senior revolving credit facility
As of the date of this filing, the discussions and efforts described above have not resulted in a strategic or financial transaction, a recapitalization, a restructuring or the raising of new additional capital, and no assurances can be given that such discussions and efforts will successfully result in a transaction, recapitalization, restructuring or the raising of new additional capital, or if a transaction, recapitalization, or restructuring is undertaken, or if new capital is raised, as to its terms or timing. Uncertainty exists as to the outcome of the efforts and discussions described above and a number of factors, including those described elsewhere in this Form 10-Q (including under Part II, Item 1A - Risk Factors below) and in our other filings with the SEC could impact the outcome of such efforts and discussions and cause our actual results to differ from our expectations. Concerns of vendors, landlords, employees, potential financing sources and others about our financial condition may make it more difficult for us to succeed in our efforts to address our immediate liquidity needs in the very near term. If we continue to experience negative cash flows from operations, we would deplete our cash reserves and working capital in the very near term and require other sources of financing to fund our operations, which sources might not be available, or if available, may not be on terms acceptable to us. If we are unsuccessful in the very near term in our efforts to address our immediate liquidity needs or otherwise experiences delays and difficulties in such efforts, our business, liquidity and financial condition would be materially and adversely affected and we may deem it advisable to seek a restructuring or other relief under the provisions of the U.S. Bankruptcy Code, which could lead to a significant and possibly total loss of investment for holders of our Class A common stock.
Each of the above factors, or a combination thereof, reflect risks and uncertainties that raise substantial doubt about our ability to continue as a going concern.
Operating Strategies
In addition to our efforts to address our immediate liquidity needs as described elsewhere in this Form 10-Q, we are attempting to revise our merchandise strategy and inventory management in an effort to re-focus on fashion-forward merchandise, revise our pricing and markdown strategies, and seek to rebrand through a new marketing strategy. While we have been able to implement selected portions of these strategies in small increments, the success of our efforts will not be known until sometime in Spring 2015.
With respect to our primary merchandise strategy and inventory management, we intend to re-focus our merchandise on new fashion and to return to a “fast fashion” model that emphasizes fashion product with a broader, shallower assortment of merchandise designed to provide new fashion for our customers. In this regard, we intend to add new brands to our merchandise line-up, update our Wet Seal private label strategy and add an “athleisure” category of athletic and leisure clothing. We intend to focus on women in the age range of 18 and 24 years old and who are passionate about fashion as a major part of our customer base. We also intend to focus on inventory management by limiting quantities to create more scarcity and increase consumer urgency in purchasing items. We have already begun to change our pricing and markdown strategies and we are focusing on both higher average unit retail (AUR), the average price at which an item is sold, and lower markdowns with greater assortments of products. With respect to our new marketing strategy, we intend to focus on increasing and enhancing our e-commerce, marketing and social media efforts in an effort to improve our online sales. Our new digital marketing strategy is designed to expand the breadth and depth of our online merchandise offering, enhance user experience through a mobile optimized website and create better visual content as well as a more integrated digital merchandising process.
There is no assurance that such new operating strategies will result in increased sales as quickly or to the extent intended. Furthermore, our financial condition is negatively impacting our efforts to implement such strategies and we must successfully address our immediate liquidity needs in the very near term in order for us to have the time and resources to be able to fully implement these strategies.
Arden B Brand
On April 24, 2014, we committed to a plan to wind down the operations of our Arden B brand due to the long-term financial under-performance of the business. As of August 2 2014, we operated 51 Arden B stores. During the third quarter, 30 of the Arden B stores became Wet Seal Plus stores, 18 of the Arden B stores became Wet Seal stores, one of the Arden B stores continues to operate under the Arden B name, but have been transitioned to carry Wet Seal product, and the 2 remaining stores continued to operate as Arden B stores until their closure in August 2014. We closed down the Arden B website in the third fiscal quarter of 2014.
As of November 1, 2014, we have evaluated the applicable accounting guidance for discontinued operations due to the wind down of the Arden B operations and concluded that the Arden B segment should be reported as discontinued operations. Arden B cash flows have ceased as of November 1, 2014, the end of the third quarter. We will not have any significant continuing involvement with the Arden B segment, and therefore, the Arden B segment has met the conditions to be reported as a discontinued operation beginning in the third quarter of fiscal 2014. We maintain our intellectual property rights in the Arden B brand and affiliated trademarks and are exploring opportunities to preserve or monetize those rights.
The total amount of charges incurred in our condensed consolidated statement of operations during the 13 and 39 weeks ended November 1, 2014, in connection with the winding down of the Arden B brand, including charges for employee severance and retention plans, transitioning the stores from Arden B to Wet Seal merchandise, lease amendment and early termination fees, and non-cash asset impairments, was less than $0.1 million and $4.1 million, respectively. We estimate the amount of charges to our condensed consolidated statement of operations that will result in future cash expenditures during the remainder of 2014 fiscal year, comprised of lease amendment and early termination fees, will be approximately $0.3 million. As of November 1, 2014, we also estimate that we will incur future cash expenditures during fiscal 2014 and 2015 of approximately $0.2 million that will not affect our condensed consolidated statement of operations, which are comprised of reimbursements to landlords of unamortized tenant allowances upon our early termination of certain leases for former Arden B store locations.

Key Performance Indicators
We consider the following to be key performance indicators in evaluating our performance:
Comparable store sales—For purposes of measuring comparable store sales, sales include merchandise sales as well as membership fee revenues recognized under our Wet Seal division’s frequent buyer program during the applicable period. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or significant remodel/relocation, which we define to be a square footage increase or decrease of at least 20%. Stores that are remodeled or relocated with a resulting square footage change of less than 20% are maintained in the comparable store base with no interruption. However, stores that are closed for three or more days in a fiscal month, due to remodel, relocation or other reasons, are removed from the comparable store base for that fiscal month as well as for the comparable fiscal month in the following fiscal year. Beginning with the first quarter of fiscal 2014, we began including ecommerce sales in our comparable store sales results and have revised the third quarter and year to date fiscal 2013 comparable store sales results included herein to also include e-commerce sales. Comparable store sales results are important in achieving operating leverage on expenses such as store payroll, occupancy, depreciation and amortization, general and administrative expenses, and other costs that are at least partially fixed. Positive comparable store sales results generate greater operating leverage on expenses while negative comparable store sales results negatively affect operating leverage. Comparable store sales results also have a direct impact on our total net sales, cash and working capital.
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
Business Segment
We currently report our results as one reportable segment representing the Wet Seal retail division, including net sales from our retail stores and e-commerce store. Prior to our third quarter ended November 1, 2014, we reported two business segments. As discussed further in the Executive Overview, we have completed the wind down of the Arden B business and are reporting the Arden B segment as a discontinued operation.

Current Trends and Outlook
Our soft sales trends that started in the second half of 2013 continued through our third fiscal quarter of 2014, with continued softness in mall traffic, an intense promotional environment throughout the specialty retail apparel segment, weakness in retail trends and in fast fashion merchandise in general, and challenging economic conditions, especially for our middle and lower-middle income target customers, contributing negatively to our retail sales. Our comparable store sales decreased 14.5% and 14.1% during the 13 and 39 weeks ended November 1, 2014, respectively. Additionally, the stores we converted from Arden B to Wet Seal Plus and Wet Seal stores have significantly underperformed our expectations. Our comparable store sales declines, along with merchandise margin weakness from efforts to compete in the current promotional environment, have resulted in significant operating losses and use of cash in operating activities in each of the past five fiscal quarters. In the 39 weeks ended November 1, 2014, we incurred net losses of $79.7 million and negative cash flow from operations of $40.0 million. We expect to report net losses and negative cash flow from operations through at least the fourth quarter of fiscal 2014, and may also incur significant net losses and negative cash flows beyond the fourth quarter. We expect that our liquidity and working capital will be adversely impacted in the fourth quarter of the current fiscal year as a result of our fourth quarter expected net losses and negative cash flow from operations, planned reductions in inventory and cash which will have the effect of reducing our borrowing base for determining our borrowing availability under our senior revolving credit facility, and the letters of credit which are expected to be outstanding as collateral for our obligations to certain vendors and their factors. See “Executive Overview” and “Liquidity and Capital Resources” herein for further discussion.
Our comparable store sales decrease was primarily attributable to a decrease in transaction volume and a decrease in average dollar sales per transaction, which was driven by a decrease in average unit selling price, partially offset by an increase in units purchased per customer.
Our e-commerce net sales compared to the prior year quarter, which is included in calculating our comparable store sales, increased 18.9% for the 13 weeks ended November 1, 2014. Since the implementation of our new Demandware e-commerce platform in November 2013, we have shown improved mobile traffic and mobile conversion rates compared to periods before implementation. Improving the mobile shopping experience for our customers continues to be a key element of our e-commerce growth strategy.
Store Openings and Closures
For fiscal 2014, we have opened 9 new Wet Seal stores, primarily in outlet and off-mall centers, and expect to close approximately 60 stores primarily upon lease expiration in the fourth quarter of fiscal 2014. Of the 60 stores expected to close, 44 are Wet Seal stores and 16 are Arden B transition stores operating as Wet Seal or Wet Seal Plus stores. In August 2014, we converted 30 Arden B stores into Wet Seal Plus stores, 19 Arden B stores into Wet Seal stores, and the remaining stores operating as Arden B stores closed in August 2014. Excluding the Arden B stores that were converted to Wet Seal or Wet Seal Plus stores, at Wet Seal we closed 2 stores during the 13 weeks ended November 1, 2014.
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

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-based compensation, accounting for income taxes, legal loss contingencies, insurance reserves and warrants and embedded derivatives liabilities. There have been no significant additions to or modifications of the application of the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, except for the following updates for our critical accounting policies for long-lived assets, accounting for income taxes, warrants and embedded derivatives liabilities and business segment.
Long-Lived Assets
We evaluate the carrying value of long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. During the 13 and 39 weeks ended November 1, 2014, and November 2, 2013, we recorded $12.6 million, $29.3 million, $4.8 million and $6.2 million, respectively, of impairment charges from continuing operations. Additional information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.
Accounting for Income Taxes
We have approximately $165.6 million of federal NOLs available to offset taxable income in fiscal 2014 and thereafter, subject to certain annual limitations based on the provisions of Section 382 of the Internal Revenue Code. Our effective tax rates for the 13 and 39 weeks ended November 1, 2014, were approximately negative 0.2% and 0.3%, respectively, despite our net loss. These effective rates are due to certain state income taxes for fiscal 2014 that are not based on consolidated net income. We have not recorded a federal or state tax benefit for pretax losses during the 13 and 39 weeks ended November 1, 2014 due to the valuation allowance against our deferred tax assets. We expect a negative 0.3% effective income tax rate for fiscal 2014, although a number of factors could cause our actual effective tax rate for fiscal 2014 to differ from our expected effective tax rate. Additional information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.
Warrants and Embedded Derivatives Liabilities
During the first quarter of 2014, we issued a $27.0 million senior convertible note and warrants to purchase up to 8,804,348 shares of our Class A common stock to a single institutional investor, with proceeds to us, net of $1.9 million of deferred financing costs, of $25.1 million. The senior convertible note was initially recorded net of a discount of $5.6 million, reflecting the fair value of the warrants and embedded derivatives within the senior convertible note on the issuance date. The $5.6 million debt discount will be amortized through interest expense on the consolidated statements of operations, using the effective interest method, over the term of the senior convertible note. The $1.9 million of deferred financing costs will be amortized through interest expense on our condensed consolidated statements of operations over the term of the senior convertible note.

The initial $5.6 million fair value of the warrants and embedded derivatives was recorded in the first quarter of 2014, within long-term liabilities on the condensed consolidated balance sheets. The warrants and embedded derivatives are marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrants and derivatives liabilities recorded in the condensed consolidated statements of operations. The change in the value of the warrants and embedded derivatives liabilities from time to time cannot be predicted and may be significant, which could have a significant effect on our financial results. Events that could cause the valuation to change include changes in our stock price and the risk free interest rate. The fair value of the warrants and embedded derivatives from the issuance date to the end of the third quarter declined $4.6 million. Accordingly, this amount was recorded as a gain on warrants and derivatives liabilities in our condensed consolidated statements of operations.

The initial senior convertible note and warrants were exchanged in September 2014 for the new note and the new warrant as more fully described in under Management's Discussion and Analysis - Liquidity and Capital Resources - Subsequent Events.

Recent Accounting Pronouncements
The information required by this item is incorporated herein by reference to Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included elsewhere in this report.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of net sales for the periods indicated. Refer to Note 2, "Discontinued Operations" for discussion of discontinued operations. The discussion that follows should be read in conjunction with the table below:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.3	76.2	81.3	71.8
Gross margin	13.7	23.8	18.7	28.2
Selling, general, and administrative expenses	36.5	30.5	33.4	29.0
Asset impairment	12.1	4.1	9.3	1.7
Operating loss	(34.9)	(10.8)	(24.0)	(2.5)
Interest expense, net	(1.3)	—	(0.9)	—
Gain on warrants and derivatives liabilities	1.6	—	1.5	—
Loss before provision for income taxes	(34.6)	(10.8)	(23.4)	(2.5)
Provision for income taxes	0.1	—	0.1	—
Net loss from continuing operations	(34.7)%	(10.8)%	(23.5)%	(2.5)%
Thirteen Weeks Ended November 1, 2014, Compared to Thirteen Weeks Ended November 2, 2013
Net sales

	13 Weeks Ended November 1, 2014	Change From Prior Fiscal Period		13 Weeks Ended November 2, 2013
		($ in millions)
Net sales	$104.3	$(10.6)	(9.2)%	$114.9
Comparable store sales decrease			(14.5)%
Net sales for the 13 weeks ended November 1, 2014 decreased primarily as a result of a comparable store sales decrease of 14.5%, which included the benefit of an e-commerce sales increase of 18.9%, or $1.1 million, to $7.1 million this year from $6.0 million last year. The non-comparable stores include the Arden B conversion stores and outlet stores, which have significantly underperformed expectations.
The comparable store sales decrease during the 13 weeks ended November 1, 2014 was due to a 13.5% decrease in comparable store average transactions and a 1.3% decrease in comparable store average dollar sale per transaction. Comparable store average dollar sale per transaction decreased mainly due to a 7.3% decrease in average unit retail prices, partially offset by a 6.4% increase in the number of units purchased per customer.

Cost of sales

	13 Weeks Ended November 1, 2014	Change From Prior Fiscal Period		13 Weeks Ended November 2, 2013
		($ in millions)
Cost of sales	$90.0	$2.5	2.9%	$87.5
Percentage of net sales	86.3%		1,010 bps	76.2%
Cost of sales includes the cost of merchandise; markdowns; inventory shortages; inventory valuation adjustments; inbound freight; payroll expenses associated with buying, planning and allocation; processing, receiving and other warehouse costs; rent and other occupancy costs; and depreciation and amortization expense associated with our stores and distribution center.
Cost of sales during the third quarter of fiscal 2014 when expressed as a percentage of net sales increased due primarily to an increase in occupancy costs as a percentage of net sales of 500 basis points reflecting the deleveraging effect of our comparable store sales decline as well as a decrease in merchandise margin of 460 basis points as a result of higher markdown rates including the impact of a $3.9 million increase in the current quarter in the markdown reserve due to efforts to reduce clearance inventory, and an increase in buying costs as a percent of sales of 50 basis points due to de-leveraging.
Selling, general, and administrative expenses (SG&A)

	13 Weeks Ended November 1, 2014	Change From Prior Fiscal Period		13 Weeks Ended November 2, 2013
		($ in millions)
Selling, general, and administrative expenses	$38.0	$3.0	8.6%	$35.0
Percentage of net sales	36.5%		600 bps	30.5%
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
Selling expenses increased $1.3 million to $28.3 million in the third quarter of fiscal 2014. As a percentage of net sales, selling expenses were 27.2% of net sales, or 370 basis points higher than the comparable prior year period.
The following contributed to the current quarter increase in selling expenses:

•
A $1.2 million increase in store and field wages and benefits due to agreed upon initiatives with the U.S. Equal Employment Opportunity Commission (“EEOC”) to implement new salary guidelines and an increase in state-mandated minimum hours worked regardless of sales volumes;

•	A $0.3 million increase in store supplies due to transition of the Arden B stores to Wet Seal and Wet Seal Plus stores;

•	A $0.2 million increase in advertising due primarily to an increase in e-commerce advertising, offset by a decrease in publication placement advertising for stores; and

•	$0.1 million increase in merchandise delivery costs due to rate increases.
The increases in selling expenses were partially offset by the following decreases:

•	A $0.4 million decrease in store and field bonuses due to operating performance; and

•	A $0.1 million decrease in bags and boxes due to decreased sales volume.
General and administrative expenses increased $1.7 million from the prior year quarter, to $9.7 million. As a percentage of net sales, general and administrative expenses were 9.3%, or 230 basis points higher than a year ago.
The following contributed to the current quarter increase in general and administrative expenses:

•	A $1.4 million increase due to severance;

•	A $0.6 million increase in bonuses due to bonus accrual reversal in the prior year due to declining operating performance; and

•	A $0.2 million net increase in stock compensation expense due to accelerated vesting of the prior CEO's grants and grants for new executives.

The increases in general and administrative expenses were partially offset by the following:

•	A $0.3 million decrease in legal fees and legal settlement charges due to resolving significant employment litigation in the prior year;

•	A $0.1 million decrease in travel; and

•	A $0.1 million of miscellaneous other G&A.
Asset impairment

	13 Weeks Ended November 1, 2014	Change From Prior Fiscal Period		13 Weeks Ended November 2, 2013
	($ in millions)
Asset impairment	$12.6	$7.8	162.5%	$4.8
Percentage of net sales	12.1%		800 bps	4.1%
Based on our quarterly assessments of the carrying value of long-lived assets, during the 13 weeks ended November 1, 2014, and November 2, 2013, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such assets' respective forecasted undiscounted cash flows. Accordingly, during the third quarter of fiscal 2014 we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $12.6 million compared to charges of $4.8 million in the third quarter of fiscal 2013.
Interest expense, net
We incurred interest expense, net, of $1.3 million during the 13 weeks ended November 1, 2014, and less than $0.1 million during the 13 weeks ended November 2, 2013. The increase in interest expense was due to the interest expense and deferred financing cost amortization for our senior convertible note and warrants that began in 2014.
Gain on warrants and derivatives liabilities
We recorded a non-cash gain of $1.7 million for the decrease in fair value of our warrants and derivatives liabilities in the third quarter of fiscal 2014.
Provision for income taxes

	13 Weeks Ended November 1, 2014	Change From Prior Fiscal Period		13 Weeks Ended November 2, 2013
		($ in thousands)
Provision for income taxes	$65	$17	35.4%	$48
As a result of our evaluation of the realizability of our net deferred tax assets as of February 2, 2013, we concluded, based upon review of all evidence, that it was more likely than not that our deferred tax assets will not be realized and we recorded a valuation allowance against our deferred tax assets. Accordingly, we did not record a tax benefit for pretax losses during the 13 weeks ended November 1, 2014. We recognized a provision for income taxes that resulted in an effective tax rate of negative 0.2% during the 13 weeks ended November 1, 2014 for federal and state income taxes. This effective rate is due to certain state income taxes for fiscal 2014 that are not based on consolidated net income. We have net operating loss carryforwards (NOLs) available, subject to certain limitations, to offset our regular taxable income.
Thirty-Nine Weeks Ended November 1, 2014, Compared to Thirty-Nine Weeks Ended November 2, 2013
Net sales

	39 Weeks Ended November 1, 2014	Change From Prior Fiscal Period		39 Weeks Ended November 2, 2013
		($ in millions)
Net sales	$316.3	$(41.9)	(11.7)%	$358.2
Comparable store sales decrease			(14.1)%
Net sales for the 39 weeks ended November 1, 2014 decreased primarily as a result of a comparable store sales decrease of 14.1%, which included the benefit of an e-commerce sales increase of 16.9%, or $3.0 million, to $20.8 million this year from

$17.8 million last year. The non-comparable stores include the outlet stores and Arden B conversion stores, which have significantly underperformed expectations.
The comparable store sales decrease during the 39 weeks ended November 1, 2014 was due to a 10.1% decrease in comparable store average transactions and a 4.5% decrease in comparable store average dollar sales per transaction. Comparable store average dollar sales per transaction decreased mainly due to a 7.9% decrease in average unit retail prices, partially offset by a 3.5% increase in the number of units purchased per customer.
Cost of sales

	39 Weeks Ended November 1, 2014	Change From Prior Fiscal Period		39 Weeks Ended November 2, 2013
		($ in millions)
Cost of sales	$257.1	$(0.2)	(0.1)%	$257.3
Percentage of net sales	81.3%		950 bps	71.8%
Cost of sales for the 39 weeks ended November 1, 2014, as a percentage of net sales, increased due primarily to a decrease in merchandise margin of 400 basis points as a result of higher markdown rates including the impact of a $3.9 million increase in the markdown reserve due to efforts to reduce clearance inventory, and an increase in occupancy costs as a percentage of net sales of 500 basis points, primarily due to the deleveraging effect of our comparable store sales decline.
Selling, general, and administrative expenses (SG&A)

	39 Weeks Ended November 1, 2014	Change From Prior Fiscal Period		39 Weeks Ended November 2, 2013
		($ in millions)
Selling, general, and administrative expenses	$105.6	$1.5	1.4%	$104.1
Percentage of net sales	33.4%		440 bps	29.0%
Selling expenses decreased $0.2 million from the prior year to $79.9 million. As a percentage of net sales, selling expenses were 25.3% of net sales, or 290 basis points higher than a year ago.
The following contributed to the current year decrease in selling expenses:

•	A $0.7 million decrease in store and field bonuses due to operating performance;

•	A $0.5 million decrease in store and field meetings due to efforts to reduce meeting costs this year;

•	A $0.4 million decrease in inventory service due to timing of physical inventory counts;

•	A $0.3 million decrease in store and field wages and benefits due to controlled store payroll hours; and

•	A $0.3 million decrease in bags and boxes usage due to decreased sales volume.
The decreases in selling expenses were partially offset by the following:

•	A $0.6 million increase in advertising and marketing expenditures due to more exposure to build e-commerce;

•	A $0.4 million increase in store supplies due to transition of the Arden B stores to Wet Seal and Wet Seal Plus stores;

•	A $0.3 million increase in our field support wages due to increased head count in store operations and customer service;

•	A $0.3 million increase in merchandise delivery costs due to freight rate increases;

•	A $0.2 million increase in store and field travel due to the new role of area managers created in the current year;

•	A $0.1 million increase in field stock compensation expense due to more vestings in the current year; and

•	A $0.1 million net increase in other selling expenses.
General and administrative expenses increased $1.7 million from the comparable prior year period, to $25.7 million. As a percentage of net sales, general and administrative expenses were 8.1%, or 150 basis points higher than a year ago.
The following contributed to the current year increase in general and administrative expenses:

•	A $1.3 million increase due to severance costs;

•
A $0.9 million increase in legal fees and legal settlement charges due to a prior year $3.5 million benefit to adjust loss contingency for several legal matters; offset by a $2.3 million decrease in legal fees, driven mainly by resolving significant employment litigation in the prior year;

•	A $0.4 million increase in depreciation primarily due to a recently placed-in-service internet software and hardware platform;

•	A $0.2 million net increase in stock compensation expense due to accelerated vesting of our prior CEO's grants and grants for new executives;

•	A $0.2 million increase in audit fees; and

•	A $0.5 million increase in various expenses including computer maintenance, public reporting, insurance, and other general and administrative expenses.
The increases in general and administrative expenses were partially offset by the following:

•
A $1.2 million decrease in other general and administrative expenses related to the $0.7 million gain on settlement of the SERP liability, $0.4 million of miscellaneous other income, and $0.1 million in insurance proceeds;

•	A $0.6 million decrease in consulting expenses, corporate deferred rent due to a favorable lease renewal, and corporate travel.
Asset impairment

	39 Weeks Ended November 1, 2014	Change From Prior Fiscal Period		39 Weeks Ended November 2, 2013
	($ in millions)
Asset impairment	$29.3	$23.1	372.6%	$6.2
Percentage of net sales	9.3%		760 bps	1.7%
Based on our quarterly assessments of the carrying value of long-lived assets, during the 39 weeks ended November 1, 2014, and November 2, 2013, we identified certain retail stores with carrying values of their assets, including leasehold improvements, furniture, fixtures, and equipment, in excess of such assets' respective forecasted undiscounted cash flows, due to continued deterioration of store performance. Accordingly, we reduced their respective carrying values to their estimated fair market values, resulting in non-cash charges of $29.3 million and $6.2 million, respectively.
Interest expense, net
We incurred interest expense, net, of $3.0 million during the 39 weeks ended November 1, 2014, and less than $0.1 million during the 39 weeks ended November 2, 2013. The increase in interest expense was due to the interest expense and deferred financing cost amortization for our senior convertible note and warrants.
Gain on warrants and derivatives liabilities
We recorded a non-cash gain of $4.6 million to reflect for the decrease in fair value of our warrants and derivatives liabilities during the 39 weeks ended November 1, 2014.
Provision for income taxes

	39 Weeks Ended November 1, 2014	Change From Prior Fiscal Period		39 Weeks Ended November 2, 2013
		($ in millions)
Provision for income taxes	$0.2	$0.1	100.0%	$0.1
As a result of our evaluation of the realizability of our net deferred tax assets as of February 2, 2013, we concluded, based upon review of all evidence, that it was more likely than not that our deferred tax assets will not be realized and we recorded a valuation allowance against our deferred tax assets. Accordingly, we did not record a tax benefit for pretax losses during the 39 weeks ended November 1, 2014. We recognized a provision for income taxes that resulted in an effective tax rate of negative 0.3% during the 39 weeks ended November 1, 2014 for federal and state income taxes. This effective rate is due to certain state income taxes for fiscal 2014 that are not based on consolidated net income. We have net operating loss carryforwards (NOLs) available, subject to certain limitations, to offset our regular taxable income.
Liquidity and Capital Resources
In fiscal 2013 and the 39 weeks ended November 1, 2014, we incurred net losses of $38.4 million and $79.7 million and negative cash flow from operations of $17.6 million and $40.0 million, respectively.  As of November 1, 2014, we had cash and cash equivalents of $19.1 million. In addition, we have a $35.0 million senior revolving credit facility with $22.6 million of availability as of November 1, 2014. Including cash and cash equivalents and availability on our senior revolving credit facility, our total available liquidity as of November 1, 2014 was $41.7 million. As of the date of this filing, the total amount of our outstanding letters of credit has more than doubled since the end of our second fiscal quarter, increasing by approximately $6.9 million. We expect that our liquidity and working capital will be adversely impacted in the fourth quarter of the current fiscal year as a result of our fourth quarter expected net losses and negative cash flow from operations, planned reductions in inventory and cash which will have the effect of reducing our borrowing base for determining our borrowing availability under our senior revolving credit facility, and the letters of credit which are expected to be outstanding as collateral for our obligations to certain vendors and their factors.
In an effort to address our immediate liquidity needs, we are, with the assistance of our strategic advisors, exploring various potential strategic and financial alternatives and are engaged in discussions with third parties, as well as key financial stakeholders, including lenders, stockholders, landlords and others, as described under “Executive Overview” above. As of the date of this filing, the discussions and efforts described in such section have not resulted in a strategic or financial transaction, a recapitalization, a restructuring or the raising of new additional capital, and no assurances can be given that such discussions and efforts will successfully result in a transaction, recapitalization, restructuring or the raising of new capital, or if a transaction, recapitalization, or restructuring is undertaken, or if new capital is raised, as to its terms or timing. Uncertainty exists as to the outcome of such efforts and discussions and a number of factors, including those described elsewhere in this Form 10-Q (including under Part II, Item 1A - Risk Factors below) and in our other filings with the SEC could impact the outcome of such efforts and discussions and cause our actual results to differ from our expectations. If we are unsuccessful in the very near term in our efforts to address our immediate liquidity needs or we otherwise experience delays and difficulties in such efforts, our business, liquidity and financial condition would be materially and adversely affected and we may deem it advisable to seek a restructuring or other relief under the provisions of the U.S. Bankruptcy Code, which could lead to a significant and possibly total loss of investment for holders of our Class A common stock.
Cash Flows for the 39 Weeks Ended November 1, 2014

	39 Weeks Ended November 1, 2014	39 Weeks Ended November 2, 2013
	(In thousands)
Net cash used in operating activities	$(39,985)	$(3,530)
Net cash (used in) provided by investing activities	(1,928)	15,906
Net cash provided by (used in) financing activities	22,199	(24,571)
Net decrease in cash and cash equivalents	(19,714)	(12,195)
Cash and cash equivalents, beginning of period	38,772	42,279
Cash and cash equivalents, end of period	$19,058	$30,084
For the 39 weeks ended November 1, 2014, cash used in operating activities was comprised of a net loss of $79.7 million, a non-cash benefit from the gain on warrants and derivatives liabilities of $4.6 million, a gain on settlement of the SERP liability of $0.7 million, and a gain on termination of the Arden B loyalty program of $0.2 million, partially offset by net non-cash charges, primarily asset impairment, depreciation and amortization, and stock-based compensation, of $44.0 million and cash provided by changes in other operating assets and liabilities of $1.3 million.
For the 39 weeks ended November 1, 2014, net cash used in investing activities was comprised of $9.3 million of capital expenditures, primarily for construction of new Wet Seal stores, the remodeling of existing Wet Seal stores upon lease renewals and costs to relocate our data center, partially offset by $7.4 million of proceeds from maturity of investment securities. Capital expenditures that remain unpaid as of November 1, 2014, have decreased $3.0 million since the end of fiscal 2013. We expect to pay nearly all of the balance of such amounts during the remainder of fiscal 2014.
For the 39 weeks ended November 1, 2014, net cash provided by financing activities was comprised of $27.0 million in proceeds from the issuance of senior convertible note, partially offset by $3.3 million of senior convertible note issuance costs, $1.4 million of principal payments on the senior convertible note and $0.1 million for 111,928 shares of our Class A common stock tendered to satisfy employee withholding tax obligations upon restricted stock vesting.
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
At November 1, 2014, the amount outstanding under the Facility consisted of $3.1 million in documentary letters of credit related to merchandise purchases and $9.3 million in standby letters of credit. At November 1, 2014, we had $22.6 million available for cash advances and/or for the issuance of additional letters of credit, subject to the borrowing limitations noted above, and we were in compliance with all covenant requirements under the Facility. We expect that in the fourth quarter of our current fiscal year, that planned reductions in inventory and cash plus the letters of credit which are expected to be outstanding, will have the effect of reducing our availability under our senior revolving credit facility.
On March 20, 2014, we amended the terms of the Facility in order to permit the issuance of the senior convertible note and warrants and for the amortization of the senior convertible note. On September 2, 2014, we executed a letter agreement with the agent and sole lender under the Facility pursuant to which the agent and such lender consented to the exchange of the senior convertible note and warrants. Both are described below in the Senior Convertible Note and Warrants section below.
On October 3, 2014, we entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”), pursuant to which we and the other borrowers, lenders and agents agreed to amend (i) certain conditions precedent to credit extensions and (ii) our representations and warranties related to the absence of certain material adverse changes to provide that such representation will be made with respect to changes occurring since February 1, 2014.
In November 2014, we entered into a commitment letter with the agent and the lender under our existing senior secured revolving credit facility, Bank of America, pursuant to which Bank of America, subject to the conditions set forth therein, committed to renew the Company’s existing revolving credit facility, which would, among other things, extend the maturity date of the facility to the fifth anniversary of the closing date of the amendment and increase certain advance rates used to determine the borrowing base under the revolving credit facility. On November 26, 2014, we entered into a commitment letter with a third party lender, pursuant to which such lender, subject to the conditions set forth therein, committed to provide us with a $10.0 million term loan secured by all of our assets. Such term loan would constitute a use of the incremental facility included in our senior revolving credit facility. As of the date of this filing, definitive documents for such renewal and term loan have not been negotiated or executed and no assurances can be given that the that we will be successful in securing such renewal and term loan.
Senior Convertible Note and Warrants
On March 26, 2014, we consummated the sale of a $27.0 million of senior convertible note as well as warrants to purchase up to 8,804,348 shares of our Class A common stock in a private placement to a single institutional investor with proceeds, net of $1.9 million of debt issuance costs, of $25.1 million to us. On September 3, 2014, we entered into an Amendment, Consent and Exchange Agreement (the “Exchange Agreement”) whereby we issued a new senior convertible note in principal amount equal to $27 million in exchange for the initial note and a new warrant to purchase up to 8,804,348 shares of our Class A Common Stock in exchange for the initial warrants (see "Senior Convertible Note and Warrants" section above). The new note is convertible into shares of common stock, and is entitled to earn interest which may be paid in cash or in shares of common stock. The new warrant is exercisable into shares of common stock.

The new note and the new warrant were identical in all material respects to the initial note and the initial warrants, respectively, except:

•	The new note clarifies what certifications must be made by us upon payment of interest in shares of common stock;

•	The Investor’s “maximum percentage” in each of the new note and the new warrant was increased from 4.99% to 9.99%;

•
The installment amount due under the new note each month during a six-month time period beginning on September 26, 2014 is $700,000, which is $350,000 per month higher than the installment amount due under the initial note, and if we distribute rights to our stockholders pursuant to a rights offering before March 31, 2015 with proceeds to us of not less than $11.5 million, then such amortization payments shall equal $1,050,000 for each such installment date during such 6-month period. On March 26, 2015, our scheduled amortization payment will be $350,000. For each of the subsequent 12 monthly installment dates, our scheduled amortization payment will be an amount equal to $1,000,000. For each of the final 12 monthly installment dates, our scheduled amortization payment will be an amount equal to the lesser of $1,075,000 and the remaining principal amount outstanding on such installment date;

•
The initial exercise price of the new warrant is $1.76 per share, which is $0.36 less than the initial exercise price of the Initial Warrant, and adjusts on stock splits, combinations or similar events but not on certain dilutive issuances provided for in the Initial Note. The new warrant becomes exercisable six months and one day after its issuance;

•	The new note and the new warrant limit the investor's right to participate in a rights offering by us during a certain limited time period.
The senior convertible note was initially recorded net of a discount of $5.7 million, reflecting the fair value of the warrants and embedded derivatives within the senior convertible note on the issuance date. The $5.7 million debt discount will be amortized through interest expense on the condensed consolidated statements of operations, using the effective interest method, over the term of the senior convertible note. We incurred $1.9 million of deferred financing costs through November 1, 2014, and, net of $0.3 million of amortization to date, have included the current portion of $0.6 million in "prepaid expenses and other current assets" and the non-current portion of $0.9 million in "other assets" in the condensed consolidated balance sheets as of November 1, 2014.
We concluded that the Exchange Agreement was a modification of the existing senior convertible note, and as such, have expensed all third party fees associated with entering into the Exchange Agreement. As of November 1, 2014, we have expensed less than $0.1 million of fees associated with the Exchange Agreement. In addition, we added the increase in the embedded conversion option of $0.2 million to the debt discount balance, which will be amortized over the remaining life of the new note.
The initial $5.7 million fair value of the warrants and embedded derivatives, which require bifurcation from the debt host, was recorded within long-term liabilities on the condensed consolidated balance sheets. The embedded derivatives are comprised of the conversion option, redemption in the case of an event of default and redemption in the case of a change in control features of the senior convertible note. The warrants and embedded derivatives are marked to market quarterly, with any change recorded as an adjustment to the carrying value of these liabilities and the gain or (loss) on warrants and derivatives liabilities recorded in the condensed consolidated statements of operations. The fair value of the warrants and embedded derivatives declined from the issuance date to the end of the quarter ended November 1, 2014, declined $1.7 million for the 13 weeks ended November 1, 2014 and declined $4.6 million from the issuance date to November 1, 2014. Accordingly, these amounts were recorded as gains on warrants and derivatives liabilities in the condensed consolidated statements of operations. Refer to Note 6, "Fair Value Measurements and Disclosures."
Securities Purchase Agreement and Rights Offering
As previously disclosed in September 2014, we entered into a securities purchase agreement to sell shares of our Class A common stock to a limited number of accredited investors in a private placement and we announced plans to conduct a rights offering. As of the date of this filing, we are further evaluating our ability to successfully raise equity capital pursuant to our previously announced contemplated private placement and rights offering in light of our financial condition and immediate liquidity needs, the terms and conditions of such contemplated transactions and the related risks and uncertainties concerning such transactions. As a result of this evaluation, such transactions have been delayed and even if completed, we expect that such transactions will not close in the current fiscal year. Additionally, a number of factors may cause delays or difficulties with such transactions and the closings of such transactions are subject to conditions, some of which are outside of our control. Accordingly, no assurances can be given that these contemplated transactions will close. Furthermore, in order to address our immediate liquidity needs, we believe we need to raise new additional capital in the form of equity and/or debt in the very near term.
See the risk factor entitled “We need to raise new capital in the very near term. In addition, there are uncertainties with respect to our previously announced contemplated private placement and rights offerings and we have experienced delays with both of these contemplated transactions and no assurances can be given that these transactions will close. If we do not raise sufficient additional capital in the very near term, our business, liquidity and financial condition would be materially adversely affected” and the other risk factors contained in Part II, Item 1A. Risk Factors for additional disclosures regarding certain risks and uncertainties concerning our ability to raise additional financing.

Capital Expenditures
For the 39 weeks ended November 1, 2014, we have incurred $8.6 million in capital expenditures. Of this $8.6 million, $4.4 was spent on the remodeling and/or relocation of existing Wet Seal stores upon lease renewals and the construction of new Wet Seal stores, $2.2 was spent on IT related items, approximately $0.5 million for the conversion of Arden B stores to Wet Seal stores to wind down the operations of the Arden B brand, and the remaining was spent on various special projects, the distribution center and bulk items. We anticipate receiving approximately $1.3 million in tenant improvement allowances from landlords. We expect to spend approximately $1.1 million on capital expenditures during the last quarter of our fiscal year.
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
We do not believe that inflation has had a material effect on our results of operations during the past three years. However, we began to experience cost pressures in the fourth quarter of fiscal 2010 and saw further cost increases through fiscal 2012 as a result of rising commodity prices, primarily for cotton, increased labor costs due to labor shortages in China from which a majority of our merchandise is sourced by our vendors, and increasing fuel costs. Costs for merchandise sourced in China have stabilized and we did not experience material cost increases in fiscal 2013 or through the first three quarters of fiscal 2014. However, the value of China's currency relative to the dollar has risen steadily since 2010. The continued rising value of the currency in China relative to the U.S. dollar may have an adverse impact on future product costs. When we do incur cost increases, we leverage our large vendor base to lower costs where possible and we identify new vendors and assess ongoing promotional strategies in efforts to maintain or improve upon historical merchandise margin levels. We cannot be certain that our business will not be affected by inflation in the future.
Commitments and Contingencies
Material updated principal contractual obligations at November 1, 2014, are summarized in the following chart. We have no other off-balance sheet commitments.

Contractual Obligations (in thousands)	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	Over 5 Years
Long-term debt obligations:
Senior convertible note	$27,503	$11,436	$13,114	$2,953	$—
Total	$27,503	$11,436	$13,114	$2,953	$—
On March 26, 2014, we sold $27.0 million of senior convertible note and issued warrants to purchase up to 8,804,348 shares of our Class A common stock in a private placement to a single institutional investor.
Off-Balance Sheet Arrangements
As of November 1, 2014, we are not a party to any off-balance sheet arrangements, except for operating leases and purchase obligations and other commitments, as referenced in our Form 10-K for the fiscal year ended February 1, 2014, under Note 8, “Commitments and Contingencies” and “Other Off-Balance Sheet Arrangements,” to the condensed consolidated financial statements included elsewhere in this report.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
To the extent that we borrow under the Facility, we are exposed to market risk related to changes in interest rates. At November 1, 2014, no borrowings were outstanding under the Facility other than line of credit commitments. At November 1, 2014, the weighted average interest rate on borrowings under the Facility would be 1.85% if we had any outstanding borrowings. Based upon a sensitivity analysis as of November 1, 2014, if we had average outstanding borrowings of $10.0 million during third quarter of fiscal 2014, a 50 basis point increase in interest rates would have had an immaterial impact on reported financial results.

Foreign Currency Exchange Rate Risk
We contract for and settle all purchases in U.S. dollars. We only purchase a modest amount of goods directly from international vendors. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would be minimal, as a hypothetical 10.0% change in the foreign exchange rate of the Chinese currency against the U.S. dollar as of November 1, 2014, would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes, especially the exchange rate of the Chinese currency against the U.S. dollar, could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.
Embedded Derivatives
For additional information relating to our derivative instruments, see Note 6, "Fair Value Measurements and Disclosures."

Item 4.        Controls and Procedures
Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 1, 2014.
Our management, including our chief executive officer and interim chief financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended November 1, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting. On October 2, 2014, we announced the resignation of our Chief Financial Officer. Effective December 1, 2014, our Vice President, Corporate Controller was appointed as the Interim Chief Financial Officer.
PART II. Other Information

Item 1.        Legal Proceedings
On May 9, 2011, a complaint was filed in the Superior Court of the State of California for the County of Alameda on behalf of certain of our current and former employees who were employed and paid by us from May 9, 2007 through the present. We were named as a defendant. The complaint alleges various violations under the State of California Labor Code and the State of

California Business and Professions Code. Plaintiffs are seeking statutory penalties, civil penalties, injunctive relief, and attorneys' fees and costs. On February 3, 2012, the court granted our motion to transfer venue to the County of Orange. On July 13, 2012, the Court granted our motion to compel arbitration. Plaintiffs appealed and oral argument was heard on September 23, 2013. On November 15, 2013, the Court of Appeals issued an order in which it affirmed in part and reversed in part the trial court’s order granting our motion to compel arbitration. Specifically, the Court of Appeal affirmed the trial court’s order compelling arbitration of individual claims but held that the Private Attorney General Action (PAGA) claim can only be brought as a representative action. We filed a petition for review to the California Supreme Court that was denied on February 11, 2014. The matter was remitted to the Superior Court for additional proceedings and on April 29, 2014, the Superior Court granted our motion and issued an order to stay the case. On May 20, 2014, Plaintiffs filed a Request for Clarification of the Superior Court’s order staying the case, On June 12, 2014, the Superior Court denied Plaintiffs’ request and reaffirmed that a stay is in effect. On June 26, 2014, Plaintiffs filed a Petition for Writ of Mandate with the Court of Appeals requesting that the stay of non-arbitral claims be lifted. On August 5, 2014, the Court of Appeals issued an order denying Plaintiffs’ Writ. A hearing to review the status of the stay took place in Superior Court on August 26, 2014 during which the Court continued the stay for an additional 90 days in order for the parties to proceed with arbitration of the individual claims. As of the date of this filing, the parties are in the process of initiating arbitration proceedings. In addition, on July 18, 2012, we received notice that Plaintiffs filed charges with the National Labor Relations Board (NLRB) under Section 7 of the National Labor Relations Board Act based on the arbitration agreements Plaintiffs signed upon their hiring with us. Plaintiffs alleged that our arbitration agreements unlawfully compel employees to waive their rights to participate in class or representative actions against us. On September 20, 2012, the NLRB dismissed Plaintiffs' claims.

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

As of November 1, 2014, we have accrued less than $0.1 million for loss contingencies in connection with the matters enumerated above and other pending legal matters. We are vigorously defending the pending matters and will continue to evaluate its potential exposure and estimated costs as these matters progress. Future developments may require us to record accruals for these matters, or other legal matters, which could have a material negative effect on our results of operations or financial condition.

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

Item 1A.    Risk Factors
Our business, financial condition and results of operations and the potential outcomes of our discussions and efforts to address our immediate liquidity needs are subject to a number of factors, risks and uncertainties. In light of our current financial condition and the substantial doubt about our ability to continue as a going concern, we are updating our risk factors as set forth below. The disclosures under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, and Part II, Item 1A in our Quarterly Reports on Form 10-Q for the fiscal quarters ended May 3, 2014 and August 2, 2014 as well as the disclosures below are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. Investors should carefully consider these risks as well as other information we include or incorporate by reference in this Quarterly Report on Form 10-Q.

We have experienced losses and there is substantial doubt about our ability to continue as a going concern. If we continue to experience negative cash flows from operations, we will deplete our cash reserves and working capital in the very near term. If we are unsuccessful in the very near term in our efforts to address our immediate liquidity requirements or we otherwise experience delays and difficulties in such efforts, our business, liquidity and financial condition would be materially and adversely affected and we may deem it advisable to seek a restructuring or other relief under the provisions of the U.S. Bankruptcy Code.
As explained in Note 1 to the Interim Financial Statements included in this Form 10-Q, a number of factors have negatively impacted our financial condition, and there is substantial doubt about our ability to continue as a going concern. In fiscal 2013 and the 39 weeks ended November 1, 2014, we incurred net losses of $38.4 million and $79.7 million and negative cash flow from operations of $17.6 million and $40.0 million, respectively.  As of November 1, 2014, we had cash and cash equivalents of $19.1 million compared to cash and cash equivalents of $38.8 million at February 1, 2014. For the three fiscal quarters ended November 1, 2014, we have experienced comparable store sales and gross margin performance that were worse than expected entering fiscal 2014, and a number of factors continue to negatively impact us and the retail fashion apparel industry in which we do business. We expect to report net losses and negative cash flow from operations through at least the fourth quarter of fiscal 2014, and may also incur significant net losses and negative cash flows beyond the fourth quarter. Our negative cash flows from operations have adversely impacted our cash and liquidity reserves. Concerns about our financial condition have adversely impacted the terms we can obtain from some of our vendors, and some of our vendors and their factors are unwilling to continue to extend credit to us or otherwise now require that we obtain letters of credit or other forms of credit support. We have issued letters of credit as collateral to certain vendors and factors that provide financial support to certain of our merchandise vendors and may issue additional such letters of credit, which letters of credit have utilized, and may further utilize, a significant amount of the borrowing capacity under our senior revolving credit facility and reduce the amount of available borrowing capacity for general corporate and other purposes. As of the date of this filing, the total amount of our outstanding letters of credit has more than doubled since the end of our second fiscal quarter, increasing by approximately $6.9 million. We have also received notice from Nasdaq indicating that the bid price of our common stock for the 30 consecutive business days ended August 15, 2014, had closed below the minimum $1.00 per share required for continued listing under Nasdaq listing rules, which could result in Nasdaq de-listing our common stock if not cured within a 180-day period, subject to additional applicable grace periods for which we may be eligible. If our common stock is not listed on the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market or other eligible market, it would result in an event of default under our senior convertible note, which event of default would also result in a default under our senior revolving credit facility, whereupon the holder under our senior convertible note and the lender under our senior revolving credit facility could accelerate the indebtedness under such note and facility.
As of the date of this filing, the discussions and efforts described elsewhere in this Form 10-Q to address our immediate liquidity needs have not resulted in a strategic or financial transaction, a recapitalization, a restructuring or the raising of new additional capital, and no assurances can be given that such discussions and efforts will successfully result in a transaction, recapitalization, restructuring or the raising of new additional capital, or if a transaction, recapitalization or restructuring is undertaken, or if new capital is raised, as to its terms or timing. Uncertainty exists as to the outcome of the discussions and efforts described in this Form 10-Q and a number of factors could impact the outcome of such discussions and efforts and cause our actual results to differ from our expectations. Concerns of vendors, landlords, employees, potential financing sources and others about our financial condition may make it more difficult for us to succeed in our efforts to address its immediate liquidity needs in the very near term. If we continue to experience negative cash flows from operations, we would deplete our cash reserves and working capital in the very near term and will require other sources of financing to fund our operations, which sources might not be available, or if available, may not be on terms acceptable to us. If we are unsuccessful in the very near term in our efforts to address our immediate liquidity needs or otherwise experience delays and difficulties in such efforts, our business, liquidity and financial condition would be materially and adversely affected and we may deem it advisable to seek a restructuring or other relief under the provisions of the U.S. Bankruptcy Code, which could lead to a significant and possibly total loss of investment for holders of our Class A common stock.

Doubts regarding our ability to continue as a going concern could have an adverse impact on our relationships with customers, creditors, vendors, lenders, landlords, employees, and others, which in turn could materially adversely affect our business, results of operations and financial condition. Concerns of vendors, landlords, employees, potential financing sources and others about our financial condition may make it more difficult for us to succeed in our efforts to address our immediate liquidity needs in the very near term.
Doubts regarding our ability to continue as a going concern could result in the further loss of confidence by customers, creditors, vendors, lenders, landlords, employees and others, which in turn could materially adversely affect our business, results of operations and financial condition. Historically, we would typically purchase merchandise from our vendors on terms which involved paying for such merchandise after the merchandise is received by us, and we have also in the past obtained credit terms from our non-merchandise vendors. Concerns about our financial condition, however, have adversely impacted the terms we can obtain from some of our vendors, and some of our vendors and their factors are unwilling to continue to extend credit to us or otherwise require that we obtain letters of credit or other forms of credit support. We have issued letters of credit as collateral to certain vendors and factors that provide financial support to certain of our merchandise vendors and we may issue additional such letters of credit. Such letters of credit have utilized, and may further utilize, a significant amount of the borrowing capacity under our senior revolving credit facility and reduce the amount of available borrowing capacity for general corporate and other purposes. The more letters of credit that are outstanding, the greater the reduction in the amount that would be available for such borrowings. As of the date of this filing, the total amount of our outstanding letters of credit has more than doubled since the end of our second fiscal quarter, increasing by approximately $6.9 million. Such changes could materially and adversely impact our business and financial condition

Further, concerns about our financial condition could adversely impact our relationship with the lender under our senior revolving credit facility and the holder of our senior convertible note. No assurance can be given that definitive documents for the renewal of our existing senior secured revolving credit facility and the incremental $10.0 million term loan will be successfully negotiated and executed. Any default under our outstanding indebtedness that results in an acceleration of our indebtedness or any inability to utilize our senior revolving credit facility for borrowings would have a material adverse effect on our business, results of operations and financial condition.

We are attempting to seek concessions from our landlords in an effort to reduce our rental obligations and concerns about our financial condition could adversely impact these efforts. Furthermore, some landlords may refuse to lease sites to us or to renew existing store leases in light of the uncertainty regarding our ability to continue as a going concern. We depend on our ability to retain our key employees at all levels of our business and on our ability to attract new qualified personnel. If we are unable to retain our key employees and we do not succeed in attracting new qualified personnel as a result of the uncertainty regarding our ability to continue as a going concern, our business and results of operations could suffer. In October 2014 we announced that we were instituting a workforce reduction resulting in the elimination of various positions and our efforts to reduce our costs may adversely impact our relationship with our key employees and our ability to retain such personnel. In addition, several vice presidents resigned recently and our business and results of operations could suffer if we are unable to successfully absorb their responsibilities and find new qualified personnel. It may be difficult to retain our existing senior management, given our financial condition and lack of stock as an effective currency.

Doubts regarding our ability to continue as a going concern may adversely impact our customers’ perceptions of our business and our continued viability, which in turn could further negatively impact our revenues. Further declines in our revenues as a result of these perceptions or otherwise would have a material adverse impact our cash flows, results of operations and financial condition. Concerns of vendors, landlords, employees, potential financing sources and others about our financial condition may make it more difficult for us to succeed in our efforts to address our immediate liquidity needs in the very near term.

We need to raise new capital in the very near term. In addition, there are uncertainties with respect to our previously announced contemplated private placement and rights offerings and we have experienced delays with both of these contemplated transactions and no assurances can be given that these transactions will close. If we do not raise sufficient additional capital in the very near term, our business, liquidity and financial condition would be materially adversely affected

We need to raise new capital in the very near term to address our immediate liquidity needs. As of the date of this filing, we are further evaluating our ability to successfully raise equity capital pursuant to our previously announced contemplated private placement and rights offering in light of our financial position and immediate liquidity needs, the terms and conditions of such contemplated transactions and related risks and uncertainties concerning such transactions. As a result of this evaluation, such transactions have been delayed and even if completed, we expect that such transaction will not close before the end of the current fiscal year. Furthermore, in order to address our immediate liquidity needs we believe we need to raise new additional capital in the form of equity and/or debt in the very near term. The closing of our contemplated private placement of our common stock is subject to various closing conditions, including, but not limited to, the following, which must be satisfied or waived prior to the closing of the private placement: (a) the concurrent closing of the intended rights offering, (b) the effectiveness of a registration statement providing for the resale of the shares of common stock which we issue in the private placement, (c) our receiving approval from our stockholders pursuant to the NASDAQ listing requirements with respect to the issuance of all the common stock to be issued in the private placement, (d) our representations and warranties being materially correct at closing, and (e) the private placement closing within seven months of the date of the agreement. Some of the closing conditions are outside of our control and it is possible that some or all of the closing conditions to the private placement will not be satisfied. The distribution of the rights and the commencement of the rights offering may occur only after a registration statement to be filed by us with the SEC becomes effective. A number of factors may cause delays or difficulties with the transactions contemplated by the private placement and rights offerings and the closings of such transactions are subject to conditions. In addition, the parties to the private placement have the right to terminate their obligation to consummate the private placement in the event it does not close by April 3, 2015. Furthermore, pursuant to the securities purchase agreement each investor is not required to purchase shares of our common stock in the private placement to the extent such purchase would result in such investor beneficially owning in excess of 9.99% of our common stock outstanding immediately after giving effect to such purchase. Depending on the per share price at which investors purchase common stock in the private placement and the percentage of our common stock held by each of the investors, the obligation of each investor to purchase in full the amounts allocated to such investor in the securities purchase agreement may be reduced by this limitation, which would reduce the amount of common stock that we ultimately sell in the private placement and the proceeds we receive from the private placement. The recent declines in the trading prices for our common stock have significantly increased this risk. In addition, we expect that we will need to amend certain provisions of the securities purchase agreement in order to proceed with a closing thereunder and no assurance can be given that we will be able to reach agreement with the investors concerning the terms of such an amendment.

In order to address our immediate liquidity needs, with the assistance of our advisors we are attempting to raise new additional capital in the very near term. As of the date of this filing, we have been unsuccessful in our efforts to raise such new additional capital and such new additional capital may not be available to us on terms acceptable to us or at all. Doubts by potential investors regarding our ability to continue as a going concern may make it more difficult for us to raise new capital. If we do not raise sufficient new additional capital in the very near term, our business, liquidity and financial condition will be materially and adversely affected and we may deem it advisable to seek a restructuring or other relief under the provisions of the U.S. Bankruptcy Code, which could lead to a significant and possibly total loss of investment for holders of our Class A common stock.
As of November 1, 2014, we have capitalized $1.4 million in deferred costs associated with the securities purchase agreement and rights offering, which if not consummated, will need to be expensed.
We may not be able to successfully restructure, on an out-of-court basis, our indebtedness and other obligations in the near term which may be necessary if we are to avoid a proceeding under the provisions of the U.S. Bankruptcy Code. Our leverage and debt service obligations may adversely affect our cash flows.
Among other actions, we believe that it will be necessary for us to successfully restructure our indebtedness and other obligations in the very near term if we are to successfully avoid a proceeding under the provisions of the U.S. Bankruptcy Code. Our ability to successfully restructure our indebtedness and other obligations will be subject to numerous factors, many of which are outside of our control. In addition, any arrangement to restructure our indebtedness and other obligations will be subject to the negotiation of definitive documents and any closing under those documents will be subject to the satisfaction of numerous conditions. We may be unable to restructure our indebtedness and other obligations or any such restructuring, if consummated, may be available only on burdensome terms, which may include causing significant dilution to stockholders or otherwise materially and adversely affecting the value of our Class A common stock. Furthermore, it is possible that any possible restructuring, reorganization or other transaction will require a proceeding under the provisions of the U.S. Bankruptcy Code in order to be completed or we may otherwise deem it advisable to seek relief under the provisions of the U.S. Bankruptcy Code.
Additionally, the degree to which we are leveraged could, among other things:

•	require us to dedicate a substantial portion of our future cash flows from operations and other capital resources to debt service;

•	make it more difficult for us to successfully restructure our indebtedness or obtain necessary financing in the future for working capital or other purposes on favorable terms, if at all;

•	make it more difficult for us to raise additional equity capital or be acquired;

•	make us more vulnerable to industry downturns and competitive pressures; and

•	limit our flexibility in planning for, or reacting to, changes in our business.

Our ability to meet our debt service and other obligations (including interest or principal payments on the convertible note and our obligations under our senior revolving credit facility and leases) as they are currently structured will depend upon our ability to raise additional capital in the very near term and to substantially reduce our costs, which will be subject to various factors, many of which are beyond our control. We are not currently permitted to deliver shares of common stock to repay the convertible note due to our failure to satisfy certain conditions. As a result, we are required to make such payments in cash, which could adversely affect our ability to fund operations due to the diversion of necessary cash flow to the utilization for note payments.
We may continue to experience declines in comparable store sales and there can be no guarantee that our efforts to improve results will be successful.
During fiscal 2012 and fiscal 2013 our Wet Seal division comparable store sales declined by 9.5% and 3.9%, respectively, and we experienced weak operating results in our Wet Seal division. During the 39 weeks ended November 1, 2014, our comparable store sales decreased 14.5%. As of the date of this filing, we have continued to experience poor comparable store sales in fiscal 2014. Furthermore, to date our sales in stores featuring our Wet Seal Plus merchandise have been lower than we anticipated. Also, we are returning to our core expertise of fast fashion merchandising, which long supported our past historical results, much of our new merchandise will not be available in our stores until the first quarter of fiscal 2015. There can be no assurance that our financial results will improve and, if they do, there can be no guarantee as to the timing, duration or significance of such improvement.
General economic conditions, perceptions of such conditions by our customers and the impact on consumer confidence and consumer spending have adversely impacted our results of operations and may continue to do so.
Our performance is subject to general economic conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high tax rates and levels of consumer confidence and consumer spending. Furthermore, there is general industry doubt as to how robust retail sales in our industry will be in the 2014 holiday season. Consumer purchases of discretionary items, including our merchandise, often decline during periods when disposable income is adversely affected or there is economic uncertainty. As a result of increases in payroll taxes, as well as the continued elevated rate of unemployment, particularly in the teen sector, disposable income has decreased, which has adversely impacted demand for our merchandise and may continue to do so. In addition, continued difficult economic conditions may impact many facets of our operations, including, among other things, the ability of one or more of our vendors to deliver their merchandise in a timely manner or otherwise meet their obligations to us. If pressures on disposable income and poor economic conditions in the U.S. and world economic markets continue, or if they deteriorate further, our business, financial condition, and results of operations may be adversely affected.
We are in the process of developing a new merchandising strategy and there is no assurance that our new strategy will be successful once it is developed and implemented.

As previously disclosed, in September 2014 we appointed a new chief executive officer and new chief merchandising officer. As a result of these management changes, we are in the process of developing a new merchandising strategy and our financial condition is negatively impacting our efforts in this regard. The implementation of a successful merchandising strategy is complex and there is no assurance that we will be able to implement a new merchandising strategy that will increase our sales as quickly or to the extent we intend. The success of our efforts to revise our merchandise strategy will not be known until, at the earliest, the first quarter of 2015, Concerns about our financial condition have led to difficulties with some of our vendors in placing our merchandise orders for our spring 2015 line. If we experience delays or difficulties in our efforts or if we are unable to develop and implement a successful new merchandising strategy, our business, financial condition and results of operations will be adversely affected.

We could be required to make substantial cash payments upon an event of default or change of control under our senior convertible note.
Our senior convertible note provides for events of default including, among others, payment defaults, cross defaults, material breaches of any representations or warranties, breaches of covenants that are not cured within the applicable time period, failure to perform certain required activities in a timely manner, failure to comply with the requirements under the previously disclosed registration rights agreement relating to the convertible note, suspension from trading or failure of our common stock to be listed on an eligible market for certain periods and certain bankruptcy-type events involving us or a subsidiary. In addition, as previously disclosed we are currently not in compliance with the Nasdaq Global Select Market minimum bid price requirement, and we have until February 17, 2015 to regain compliance with the minimum bid price requirement (though we may be eligible for additional time). If our common stock is not listed on the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market or other eligible market, it would result in an event of default under our senior convertible note.
Upon an event of default, a holder of the senior convertible note may elect to require us to redeem all or any portion of the senior convertible note (including all accrued and unpaid interest and all interest that would have accrued through March 27, 2017, the maturity date), in cash, at a price equal to the greater of: (i) 115% of the amount being redeemed, and (ii) the product of (A) 100% of the amount being redeemed, and (B) the quotient determined by dividing (x) the highest closing sale price of the common stock on any trading day during the period beginning on the date immediately before the event of default and ending on the date of redemption, by (z) the lowest conversion price in effect during such period. Furthermore, a default under our senior convertible note would result in a default under our senior revolving credit facility, whereupon the holder under our senior convertible note and the lender under our senior revolving credit facility could accelerate the indebtedness under such note and facility.
In addition, under the terms of the senior convertible note, in the event of transactions involving a change of control, the holder of a note will have the right to require us to redeem all or any portion of the senior convertible note it holds (including all accrued and unpaid interest thereon), in cash, at a price equal to 115% of the amount of the senior convertible note being redeemed, subject to formula details specified in the senior convertible note.
If there is an event of default under our senior convertible note, such default would also result in a default under our senior revolving credit facility, whereupon the holder under our senior convertible note and the lender under our senior revolving credit facility could accelerate the indebtedness under such note and facility. In the event of an acceleration of our outstanding indebtedness (including a required redemption of the senior convertible note), our available cash would be depleted and our financial condition would be materially and adversely affected, and we may deem it advisable to seek a restructuring or other relief under the provisions of the U.S. Bankruptcy Code.
We recently increased the amount of our required principal payments under our senior convertible note for a six month period. Our ability to service our debt will be adversely impacted if we do not raise additional capital in the very near term and substantially reduce our costs. If the repayment of our indebtedness were to be accelerated, we would not have sufficient funds to repay the indebtedness.
In connection with the previously disclosed exchange of our senior convertible note, we increased the installment amounts due under the senior convertible note each month during the six month period that began on September 26, 2014. The new installment amount is $700,000 per month, which is $350,000 per month higher than the installment amount due under the initial convertible note, and if we distribute rights to our shareholders pursuant to a rights offering before March 31, 2015, with proceeds to us of not less than $11,500,000, then such amortization payments shall equal $1,050,000 for such installment date during such six month period. Starting in April 2015, our scheduled monthly amortization payments under the senior convertible note increase to $1,000,000 per month for 12 months, and for the final 12 monthly installments, our scheduled amortization payments will be the lesser of $1,075,000 per month, or the remaining principal amount outstanding on such installment date. Our ability to service our debt will be adversely impacted if we do not raise additional capital in the very near term and substantially reduce our costs. Our failure to repay the principal amounts of our indebtedness when we are required to do so or to make other required payments under our credit facilities and debt instruments would constitute a default under the governing instruments for such indebtedness and could also lead to a default under the agreements governing our other indebtedness. If the repayment of our indebtedness were to be accelerated, we would not have sufficient funds to repay the indebtedness.
Covenants contained in agreements governing our senior revolving credit facility and convertible note restrict the manner in which we conduct our business, under certain circumstances, and our failure to comply with these covenants could result in a default under these agreements, which could have a material adverse effect on our financial condition.
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

A breach of any of these covenants could result in a default under the agreements governing our existing indebtedness, acceleration of any amounts then outstanding, the foreclosure upon collateral securing the debt obligations, or the unavailability of the line of credit. In addition, commencement of a proceeding under the provisions of the U.S. Bankruptcy Code would result in an event of default under our senior revolving credit facility.
Our senior convertible note imposes certain restrictive covenants on us which may impede our ability to operate our business or raise further funds in the capital markets. For example, there are restrictions on:

•	incurring additional indebtedness, with limited exceptions, while the note is outstanding;

•	payment of cash dividends;

•	granting liens;

•	making restricted payments; and

•	payments on other indebtedness, which except for payments under our senior revolving credit facility, are subordinated to all payments under the convertible note.

A breach of any of these covenants could result in a default under the agreements governing the senior convertible note. In addition, commencement of a proceeding under the provisions of the U.S. Bankruptcy Code would result in an event of default under our senior convertible note. If there is an event of default, a holder of the note may require us to redeem all or any portion of the note (including all accrued and unpaid interest and all interest that would have accrued through the maturity date) in cash, which could have a material adverse effect on our financial condition and cash flow. If there is an event of default under our senior convertible note, such default would also result in a default under our senior revolving credit facility, whereupon the holder under our senior convertible note and the lender under our senior revolving credit facility could accelerate the indebtedness under such note and facility. If there is an event of default under our senior revolving credit facility, and the lenders holding a majority of the indebtedness owing thereunder elect to accelerate the indebtedness under the facility, such event of default, coupled with the lenders’ election to accelerate the indebtedness, would also result in an event of default under our senior convertible note. If an event of default under our senior convertible note or our senior revolving credit facility occurs and our indebtedness thereunder is accelerated, our financial condition would be materially and adversely affected, and as a consequence, we may deem it advisable to seek a restructuring or other relief under the provisions of the U.S. Bankruptcy Code.

We are not currently in compliance with the Nasdaq Global Select Market $1.00 minimum bid price requirement. If our common stock is delisted from this market or others, the market price and liquidity of our common stock and our ability to raise additional capital could be adversely impacted. Furthermore, if our common stock is not listed on the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market or other eligible market, it would be an event of default under our senior convertible note.
Our common stock is currently listed on the Nasdaq Global Select Market (“Nasdaq”). Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining listing on Nasdaq.
As previously reported, on August 18, 2014, we received a letter from Nasdaq (the “Notice”) notifying us that the closing bid price of our common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, we no longer comply with the minimum bid price requirement for continued listing on Nasdaq. The Notice also stated that we have been provided an initial cure period of 180 calendar days, or until February 17, 2015, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to February 17, 2015. If we do not regain compliance by February 17, 2015, we may be eligible for additional time. To qualify, we must submit, no later than February 17, 2015, an application to transfer the listing of our common stock to the Nasdaq Capital Market. We will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of the Nasdaq National Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second cure period by effecting a reverse stock split, if necessary. As part of its review process, Nasdaq will make a determination of whether it believes that we will be able to cure this deficiency. Should Nasdaq conclude that we will not be able to cure the deficiency, or should we determine not to submit a transfer application or make the required representation, Nasdaq will provide notice that our securities will be subject to delisting. Our failure to regain compliance with the minimum bid price requirement under the Nasdaq listing rules may result in the delisting of our common stock.
If our common stock were to be delisted from Nasdaq, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading would likely reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from Nasdaq and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock. As a result, the ability of our stockholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our stock from Nasdaq would also make it more difficult for us to raise additional capital.
Furthermore, because Nasdaq has notified us that we are in noncompliance with the Nasdaq Marketplace’s $1.00 minimum bid price requirement, we cannot pay principal or interest on our senior convertible note in shares of our common stock. In addition, if our common stock is not listed on the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market or other eligible market, it would be an event of default under our senior convertible note, which default would also result in a default under our senior revolving credit facility, whereupon the holder under our senior convertible note and the lender under our senior revolving credit facility could accelerate the indebtedness under such note and facility. If an event of default under our senior convertible note or our senior revolving credit facility occurs and our indebtedness thereunder is accelerated, our financial condition would be materially and adversely affected and as a consequence, we may deem it advisable to seek a restructuring or other relief under the provisions of the U.S. Bankruptcy Code, which would lead to a significant and possibly total loss of investment for holders of our Class A common stock.

Sales of a significant number of shares of our common stock or significant short sales of our stock, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital.
Sales of a substantial number of shares of our common stock or other equity-related securities, including any shares issued pursuant to a restructuring or reorganization upon conversion of our senior convertible note, in payment of principal of and interest on the senior convertible note, or upon exercise of the our outstanding warrants, could depress the market price of our common stock. In addition, we may issue a significant number of shares pursuant to different transactions, which could adversely impact the trading price of our common stock if such transactions are consummated. If there are significant short sales of our stock, the price decline that could result from this activity may cause the share price to decline more, which, in turn, may cause long holders of the stock to sell their shares, thereby contributing to sales of stock in the market. Such sales also may impair our ability to raise capital through the sale of additional equity securities in the future at a time and price that our management deems acceptable, if at all.
The accounting treatment for our senior convertible note and warrants is complex and subject to judgments concerning the valuation of the warrants and the embedded derivative rights within the convertible note. Fluctuations in the valuation of the warrants or these rights could cause us to take charges to our earnings and make our financial results unpredictable.
Our senior convertible note issued on September 3, 2014 in exchange for the senior convertible note issued on March 26, 2014 contained embedded derivative rights in accordance with accounting principles generally accepted in the United States, or GAAP. These derivative rights, or similar rights in convertible securities we may issue in the future, and the warrants need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP. Changes in the valuations of the warrants or these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations. Moreover, the methodologies, assumptions and related interpretations of accounting or regulatory authorities associated with these embedded derivatives are complex and in some cases uncertain, which could cause our accounting for these derivatives, and as a result, our financial results, to fluctuate. There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could cause volatility in our financial statements until the warrants and embedded derivative rights expire, which in turn could adversely impact our results of operations, our reputation and our common stock market price.
There are risks remaining with the implementation of the wind-down of our Arden B brand retail operations and the resulting significant increase in the number of stores dedicated to Wet Seal Plus merchandise. We may incur unanticipated expenses and charges as a result of the wind-down.
On April 24, 2014, we committed to a plan to wind down the operations of our Arden B brand due to the long-term financial under-performance of the business. As of August 2, 2014, we operated 51 Arden B stores. During our third quarter, 30 of the Arden B stores became Wet Seal Plus stores, 18 of the Arden B stores became Wet Seal stores, one of the Arden B stores continues to operate under the Arden B name, but have been transitioned to carry Wet Seal product, and the 2 remaining stores continued to operate as Arden B stores until their closure in August 2014. We closed down the Arden B website in the third fiscal quarter of 2014.
The Arden B stores that were transitioned to Wet Seal stores operate in class A malls with higher occupancy costs. While we currently have Wet Seal stores in class A malls, the majority of our Wet Seal stores operate in class B and class C malls. There can be no assurance that we will be able to operate the former Arden B stores that were transitioned to Wet Seal stores at the same or greater levels of profitability than when they were operated as Arden B stores. As of the date of this filing, sales of our Wet Seal merchandise in these stores have been below what we anticipated and no assurance can be given that sales of Wet Seal merchandise in these stores will improve.
Prior to the conversion of 30 Arden B stores to Wet Seal Plus stores, we had only two stores that carried exclusively Wet Seal Plus merchandise and they operate in off-mall locations with square footages that are smaller than the former Arden B stores that have been converted to Wet Seal Plus merchandise. The transition to Wet Seal Plus merchandise in several Arden B stores represents a significant increase in the number of stores dedicated to Wet Seal Plus merchandise. We do not have a long history of operating the Wet Seal Plus store concept and as of the date of this filing, sales of our Wet Seal Plus merchandise have been below what we anticipated. There can be no assurance that the Wet Seal Plus concept will be successful in the locations and sizes of the former Arden B stores converted to Wet Seal Plus merchandise or that our sales of Wet Seal Plus merchandise will improve. As of the date of this filing, these converted stores have been performing significantly below our expectations.
We estimate the amount of charges to our consolidated statement of operations that will result in future cash expenditures during the remainder of fiscal 2014, comprised of lease amendment and early termination fees, will be approximately $0.3 million. As of November 1, 2014, we also estimate that we will incur future cash expenditures during fiscal 2014 and 2015 of approximately $0.2 million that will not affect our consolidated statement of operations, which are comprised of reimbursements to landlords of unamortized tenant allowances upon our early termination of certain leases for former Arden B store locations.

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
The continued difficult conditions in retail sales for fast fashion make it increasingly difficult for us to accurately predict product demand trends. If we fail to anticipate, identify or react appropriately or in a timely manner to these fashion and product demand trends, we could experience reduced consumer acceptance of our products, a diminished brand image and higher markdowns, and our financial results will suffer.
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
The women's retail apparel industry is highly competitive, with fashion, quality, price, brand recognition, location and service being the principal competitive factors. Our stores compete with specialty apparel retailers, department stores and certain other apparel retailers, including Abercrombie & Fitch, Aeropostale, American Eagle, Anthropologie, Banana Republic, Body Central, Charlotte Russe, Express, Forever 21, Gap, Guess?, H&M, Macy's, Nordstrom, Old Navy, Pacific Sunwear, rue21, Target, Urban Outfitters, Zara, and other regional retailers. Many of our competitors are large national chains that have greater name recognition and substantially greater financial, marketing and other resources than we do. We face a variety of competitive challenges, including:

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
Competition for prime locations for stores within malls and outlet and power centers, in particular, and within other locations is intense and we cannot assure that we will be able to obtain new locations on terms favorable to us, if at all. Some landlords may refuse to lease sites to us or to renew existing store leases in light of the uncertainty regarding our ability to continue as a going concern.
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
The benefits we currently experience from our vendor relationships could be adversely affected if a sufficient number of our vendors:

•	choose to stop providing merchandise samples to us or otherwise discontinue selling products to us;

•	raise the prices they charge us to a level such that we are unable to sell merchandise at prices that make sense for us and our customers;

•	change pricing terms to require us to pay on delivery or upfront;

•	reduce our access to styles, brands and products by entering into broad exclusivity arrangements with our competitors or otherwise in the marketplace;

•	have concerns about our financial conditions;

•	sell similar products to our competitors with similar or better pricing; or

•	initiate or expand sales of apparel and accessories to retail customers directly through their own stores, catalogs or on the Internet and compete with us directly.

Market and economic events that adversely impact our vendors could impair our ability to obtain merchandise in sufficient quantities and at competitive prices. For instance, the cost of cotton may increase. An increase could cause our vendors to increase their prices, which could impact the prices we charge and our results of operations. We historically have established good working relationships with many small- to mid-size vendors that often have limited resources, production capacities and operating histories. Concerns about our financial condition have adversely impacted the terms we can obtain from some of our vendors, and some of our vendors and their factors are unwilling to continue to extend credit to us or otherwise now require that we obtain letters of credit or other forms of credit support. We have issued letters of credit as collateral to certain vendors and factors that provide financial support to certain of our vendors and we may issue additional such letters of credit. Such letters of credit have utilized, and may further utilize, a significant amount of our borrowing capacity under our senior revolving credit facility and reduce the amount of available borrowing capacity for general corporate and other purposes. The more letters of credit that are outstanding, the greater the reduction in the amount that would be available for such borrowings. If we are unable to acquire suitable merchandise of sufficient quality, in sufficient quantities and at acceptable prices due to the loss of, or a deterioration or change in our relationship with, our vendors or events harmful to our vendors occur, it may adversely affect our business and results of operations.
We are subject to risks associated with our procurement of products from non-U.S. based vendors and U.S. vendors that purchase products internationally, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The majority of our merchandise is manufactured outside the U.S. and is primarily bought by us within the U.S. from domestic importers. As a result, we are susceptible to greater losses as a result of a number of risks inherent in doing business in international markets and from a number of factors beyond our control, any of which could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
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

We may not be able to obtain concessions from our landlords in an effort to reduce our rental obligations and we may experience delays and difficulties in our efforts in this regard. We are also seeking to close underperforming stores upon lease expirations or otherwise and we may not be able to close as many stores as we desire.
We are to seeking concessions from our landlords in an effort to reduce our rental obligations and to close underperforming stores and we may experience delays and difficulties in our efforts in this regard. As of the date of this filing, such efforts and discussions have not resulted in agreements for material rent concessions and no assurance can be given that our efforts will be successful or that we will not incur additional material costs and charges as we seek to close underperforming stores. In addition, we have approximately 60 existing Wet Seal store leases scheduled to expire by the end of fiscal 2014. To the extent we desire to retain any of these store locations, we will have to renegotiate new leases, which could result in higher rental amounts for such stores. Some landlords may refuse to lease new sites to us or to renew existing store leases in light of concerns regarding our financial condition. In addition, some landlords may refuse to renew our leases for desirable locations which we would otherwise want to retain due to our lower sales per square foot as compared with other prospective tenants. In the event we are unable to renew desirable existing store leases, we may not find or retain alternative locations for our stores, and if leases for desirable store locations are not renewed, we may have to relocate or close such stores and we may incur interruptions in the operations at affected stores, all of which could have a material adverse effect on our business, results of operations and financial condition. In addition, as a result of renewal negotiations, we may be required by some landlords to remodel as a condition for renewal, which could result in significant capital expenditures. If we are unable to agree to new terms with our landlords with respect to desirable stores, we will have to close or relocate these stores, which could result in significant expenditures and could lead to an interruption in the operation of our business at the affected stores, and we could be required to relocate to less desirable locations or may not be able to find viable locations at all.

Early termination provisions in store leases could lead to landlords terminating leases in profitable stores.
We have approximately 13 existing store leases that have early termination provisions exercisable by the landlord if we do not meet certain minimum sales levels. Termination of these store leases would negatively impact sales and, in cases where the store is operating profitably, negatively impact our overall profitability.
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
In addition, our business involves the receipt, storage, processing and transmission of personal information about customers and employees. Personal information about customers is obtained in connection with our membership programs and e-commerce operations as well as through retail transactions in stores operated by us. We may share information about such persons with vendors and third parties that assist with certain aspects of our business. Our handling and use of personal information about customers and employees is regulated at the international, federal and state levels. Privacy and information security laws, regulations, and standards such as the Payment Card Industry Data Security Standard change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes, and may be difficult to achieve. If we fail to comply with these laws, regulations and standards, we could be subjected to legal risk. In addition, even if we fully comply with all laws, regulations, and standards and even though we have taken significant steps to protect the personal information of our customers and employees, we could experience a data security breach and our reputation could be damaged, possibly resulting in lost future sales or decreased usage of credit and debit card products. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our or our users' proprietary information and cause interruption in our operations. Any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, equipment acquisitions or disposal and added personnel, and a loss of confidence in our security measures, which could harm our business or investor confidence. In May 2008, we became aware that a criminal group obtained unauthorized access to our information systems in an attempt to steal credit and debit card data of our customers. Through an investigation led by an independent, third-party computer forensics firm, and corroborated by members of the U.S. Secret Service and U.S. Department of Justice, we found no evidence to indicate that any customer credit or debit card data or other personally identifiable information was taken. In working with the major credit card processing agencies, we also identified no instances of credit card fraud to suggest that any such data was taken.
We are exposed to business risks as a result of our e-commerce operations.
We operate an e-commerce store at www.wetseal.com. Expanding our e-commerce business is one of the key objectives of our business turnaround strategy. In addition, our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for e-commerce content; and (iv) risks related to the failure of the computer systems that operate the websites and their related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. Internet operations also involve risks which are beyond our control that could have a direct material adverse effect on our operating results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the Internet business in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) e-commerce security breaches involving unauthorized access to our and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the Internet, e-commerce and the apparel industry. Our inability to effectively address these risks and any other risks that we face in connection with our Internet operations could materially adversely affect our business, financial condition, results of operations and/or cash flows.
We may face risks associated with the transition of our senior management, newly appointed chief executive officer and chief merchandising officer. In general, our success depends to a significant extent on the performance of our senior management, particularly personnel engaged in merchandising and store operations, and on our ability to identify, hire and retain additional key management personnel. We have had significant changes in management, and these changes may impact our ability to execute our business strategy.
In general, our success depends to a significant extent on the performance of our senior management, particularly our chief executive officer and personnel engaged in merchandising and store operations, and on our ability to identify, hire and retain additional key management personnel. On August 26, 2014, our previous chief executive officer resigned. Effective September 3, 2014, we appointed Ms. Christine Lee as our new chief merchandising officer and effective September 8, 2014, we appointed Mr. Edmond S. Thomas as our new chief executive officer. While Mr. Thomas immediately became involved in our day-to-day activities and has previous experience as our chief executive officer, we anticipate that we will experience a transition period before he is fully integrated into the organization. Our former chief financial officer recently resigned effective December 1, 2014 and we appointed an interim chief financial officer to assume the position. Several other vice presidents have resigned recently. In addition, we had significant changes in senior management in fiscal 2011 through fiscal 2013, and these changes may have impacted our ability to execute our business strategy. Also, it may be difficult to retain our existing senior management, given our financial condition and lack of stock as an effective currency. If we are unable to retain our key employees and we do not succeed in attracting new qualified personnel, our business and results of operations could suffer. Additionally, we had significant changes to the composition of our board of directors in 2012 and 2014.
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
In the recent past, activist stockholders have advocated for certain governance and strategic changes at our company. If stockholder activists advocate for changes with respect to matters which our Board of Directors, in exercising its fiduciary duties, disagrees with or has determined not to pursue, or if we receive demands for books and records, responding to such actions and demands by activist stockholders could be costly and time-consuming, and divert the attention of our management and directors.
In addition, if faced with another consent solicitation or proxy contest, responding to the contest or dispute, could be disruptive to our business. These actions could cause our stock price to experience periods of volatility.
We face risks related to claims and legal proceedings, which could have a material adverse effect on our results of operations or financial condition.
From time to time, we are subject to various claims and legal proceedings, including, without limitation, those arising or allegedly arising out of wage and hour claims, discrimination claims and other claims under labor laws and intellectual property claims. For example, we are currently subject to the legal proceedings previously disclosed under Part I - Item 3. Legal Proceedings in our 2013 10-K and under Part II - Item 1. Legal Proceedings in this Form 10-Q. The claims and legal proceedings to which we are or may become subject could involve large damages or settlements and significant defense costs. We maintain insurance to cover a portion of the losses associated with settlements and adverse judgments, but those losses could exceed the scope of the coverage in effect, or coverage of particular claims or legal proceedings could be unavailable or denied. As a result, certain claims and legal proceedings could arise for which we do not have insurance coverage or insurance provides only partial coverage and which could have a material adverse effect on our results of operations or financial condition.
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
In the past we have needed to, and may in the future need to, recall products that we determine may present safety issues. We have also been the subject of negative publicity from a consumer advocacy group that has alleged that several fashion apparel retailers, including Wet Seal, failed to comply with the state of California's Proposition 65 requirements regarding the presence and level of certain potentially toxic substances in their products. If products we sell have safety problems of which we are not aware, or if we or the Consumer Product Safety Commission recall a product sold in our stores, we may suffer negative publicity and, potentially, product liability lawsuits, which could have a material adverse impact on our reputation, financial condition and results of operations or cash flows.
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

Our inability or failure to protect our intellectual property or our infringement of others' intellectual property could have a negative impact on our operating results.
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
Our policy is to use only those sourcing agents and independent manufacturers who operate in material compliance with applicable laws and regulations. The violation of laws, particularly labor or safety laws, by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer's or sourcing agent's labor or safety practices from those generally accepted as ethical in the U.S. or in the country in which the manufacturing facility is located, and the public revelation of those illegal or unethical practices, could cause significant damage to our reputation and could subject us to legal proceedings and/or prohibit us from selling product received from an accused vendor. Although our manufacturer operating guidelines promote ethical business practices, we do not control the business and operations of the manufacturers and cannot guarantee their legal and regulatory compliance.
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

We have recorded material asset impairment charges in the past and we may record material asset impairment charges in the future.
Quarterly, we assess whether events or changes in circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If we determine that the carrying value of long-lived assets is not recoverable, we will be required to record impairment charges relating to those assets. For example, our assessments during fiscal 2013 and through the first three quarters of fiscal 2014 indicated that operating losses or insufficient operating income existed at certain retail stores, with a projection that the operating losses or insufficient operating income for those locations would continue. As such, we recorded non-cash charges of $12.7 million and $29.3 million from continuing operations, during fiscal 2013 and the 39 weeks ended

November 1, 2014, within asset impairment in the consolidated statements of operations to write down the carrying values of these stores' long-lived assets to their estimated fair values.
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
We incurred ownership changes in April 2005 and December 2006, which resulted in Section 382 limitations applying to NOLs generated prior to those dates, which were approximately $150.6 million. Despite these ownership changes, we may utilize all of our $165.6 million of NOLs as of February 1, 2014, to offset future taxable income. Additional financings or a restructuring, if completed, may result in additional ownership changes for purposes of Section 382 and limit our ability to utilize such NOLs, which could significantly impair our ability to utilize the NOL. Furthermore, future transactions involving the issuance of new shares of stock or the sale or other transfer of our stock may result in additional ownership changes for purposes of Section 382. The occurrence of such additional ownership changes could limit our ability to utilize our remaining NOLs and possibly other tax attributes. Limitations imposed on our ability to use NOLs and other tax attributes to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would if such limitations were not in effect. Any further ownership change also could cause such NOLs and other tax attributes to expire unused, thereby reducing or eliminating the benefit of such NOLs and other tax attributes to us and adversely affecting our future cash flows.
In addition, we may determine that varying state laws with respect to NOL utilization may result in lower limits, or an inability to utilize NOLs in some states altogether, which could result in us incurring additional state income taxes. Through a series of legislative actions, the State of California suspended our ability to utilize NOLs to offset taxable income in fiscal 2008 through 2011. As a result, we incurred additional cash state income taxes in California. In the event that state laws result in lower limits, or an inability to utilize loss carryforwards, or we become subject to federal alternative minimum tax, this could adversely affect our future cash flows.
Risks Related to our Common Stock
The price of our Class A common stock has fluctuated significantly during the past several years and may fluctuate significantly in the future. Further, we are not currently in compliance with the Nasdaq Global Select Market $1.00 minimum bid price requirement. If our common stock is delisted from this market or others, the market price and liquidity of our common stock could be adversely impacted.
Our Class A common stock, which is traded on the NASDAQ Global Select Market, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our Class A common stock. The market price of our Class A common stock is likely to fluctuate, both because of actual and perceived changes in our operating results and prospects and because of general volatility in the stock market. The market price of our Class A common stock could continue to fluctuate widely in response to factors such as:

•	actual or anticipated variations in our results of operations, including comparable store sales;

•	the addition or loss of suppliers, customers and other business relationships;

•	changes in financial estimates of, and recommendations by, securities analysts;

•	conditions or trends in the apparel and consumer products industries;

•	additions or departures of key personnel;

•	sales of our Class A common stock;

•	general market and economic conditions;

•	uncertainty about our ability to continue as a going concern; and

•	other events or factors, including the realization of any of the risks described in this risk factors section, many of which are beyond our control.

Fluctuations in the price and trading volume of our Class A common stock in response to factors such as those set forth above could be material or disproportionate to our actual operating performance. In addition, any transaction, recapitalization or restructuring of our indebtedness and other obligations could, if consummated, materially and adversely affect the value of our Class A common stock even if it does not result in a proceeding under the provisions of the U.S. Bankruptcy Code.
In addition, we are currently not in compliance with the Nasdaq Global Select Market minimum bid price requirement. If our common stock is delisted and we cannot obtain a listing for our Class A common stock on another established market or exchange, our stock’s liquidity could suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. For additional information concerning a possible delisting of our common stock and its potential effects, see the risk factor entitled “We are not currently in compliance with the Nasdaq Global Select Market $1.00 minimum bid price requirement. If our common stock is delisted from this market or others, the market price and liquidity of our common stock and our ability to raise additional capital could be adversely impacted. Furthermore, if our common stock is not listed on the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market or other eligible market, it would be an event of default under our senior convertible note” above.
If we deem it advisable to seek relief under the provisions of the U.S.
Bankruptcy Code, holders of our common stock may lose their entire investment.

As discussed elsewhere in this Form 10-Q, a number of factors could adversely and materially affect our business, liquidity and financial condition and if our efforts to address our immediate liquidity needs are not successful, we may deem it advisable to seek a restructuring or other relief under the provisions of the U.S. Bankruptcy Code, which could lead to a significant and possibly total loss of investment for the holders of our Class A common stock.

Our stockholders may experience significant dilution.
As of November 1, 2014, we had approximately 19,809,783 and 8,804,348 shares of our common stock reserved or designated for future issuance pursuant to the convertible note and for the exercise of warrants, respectively, subject to potential future anti-dilution adjustments. Although we have the right to settle the interest and principal payments on the convertible note in cash and certain conversion and exercise restrictions are placed upon the holders of the convertible note and warrants, the issuance of material amounts of common stock by us would cause our existing stockholders to experience significant dilution in their investment in our company. In addition, future transactions, reorganizations, financings or restructurings, if completed, could result in the issuance of a significant number of additional shares of our common stock and further dilution to our stockholders. Such dilution could cause the market price of our common stock to decline, which could impair our ability to raise additional financing.
We have never paid dividends on our Class A common stock and do not plan to do so in the future.
Holders of shares of our Class A common stock are entitled to receive any dividends that may be declared by our Board of Directors. However, we have not paid any cash dividends on our Class A common stock and we do not expect to for the foreseeable future. Also, our agreements with our senior lenders and convertible note holder limit the payment of dividends to our stockholders.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 3, 2014 to August 30, 2014	31,163	$0.89	—	$—
August 31, 2014 to October 4, 2014	37,582	$0.75	—	$—
October 5, 2014 to November 1, 2014	—	$—	—	$—

During the third quarter of fiscal 2014, we tendered 68,745 shares of our Class A common stock upon restricted stock vesting to satisfy employee withholding tax obligations, for a total cost of less than $0.1 million.

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
10.1#
Offer Letter, dated July 25, 2014, entered into between the Company and Christine Lee on July 27, 2014 (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on July 31, 2014).

10.2#	Amended and Restated Change in Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on August 26, 2014).
10.3#	Employment Agreement, dated August 27, 2014, between the Company and Ed Thomas (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on September 2, 2014).
10.4#
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

10.12#
Participation Agreement, dated September 3, 2014, between the Company and the Holder party thereto (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on September 5, 2014).

10.13
Second Amendment to Amended and Restated Credit Agreement, dated October 3, 2014, among the Company and the other borrowers, lenders and agents party thereto, dated October 3, 2014, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K filed on October 8, 2014).

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
# Indicates compensatory arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WET SEAL, INC.
(REGISTRANT)
December 10, 2014	By:	/s/ Edmond S. Thomas
Edmond S. Thomas
Chief Executive Officer
December 10, 2014	By:	/s/ Thomas R. Hillebrandt
Thomas R. Hillebrandt
Interim Chief Financial Officer